Form 10-Q
period 1995-09-30
ALPHA 1 BIOMEDICALS INC
filed 1995-11-14
CIK 707511

SECURITIES AND EXCHANGE COMMISSION
		                    WASHINGTON, DC.  20549

			                           FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             	  THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1995

                   			       OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                  OF
		                THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from       to


	               	Commission file number   0-15070

			           Alpha 1 Biomedicals, Inc.
     (Exact name of registrant as specified in its charter)

	  Delaware                               52-1253406
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification Number)


		                    Two Democracy Center
   		          6903 Rockledge Drive, Suite 1200
			                  Bethesda, MD  20817
  (Address of principal executive offices, including zip code)

				                     (301) 564-4400
       (Registrants telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	       Yes   X        No

     As of October 31, 1995, 8,977,429 shares of the registrant's common stock, par value $.001 per share, were issued and outstanding.

						  Page 2 of 14


		    ALPHA 1 BIOMEDICALS, INC.

			    FORM 10-Q

		QUARTER ENDED September 30, 1995



							 Page No.
Part I.  Financial Information

     Item 1.   Financial Statements

	       Balance Sheets at September 30, 1995
	       (unaudited) and December 31, 1994
	       (audited)                                            3

	       Statements of Operations for the
	       three-month and nine-month periods ended
        September 30, 1995 and 1994 (unaudited)              4

	       Statements of Cash Flows for the nine-
	       month periods ended September 30, 1995
	       and 1994 (unaudited)                                 5

	       Notes to Financial Statements                        6-7

     Item 2.   Management's Discussion and Analysis of
	              Financial Condition and Results of
       	       Operations                                    8-11

Part II.  Other Information

     Item 1.   Legal Proceedings                             12

     Item 6.   Exhibits and Reports on Form 8-K              13

Signatures                                                   14



Item 1.  Financial Statements                              Page 3 of 14

      ALPHA 1 BIOMEDICALS, INC.
	     BALANCE SHEETS
							                        September 30  December 31
                               	1995         1994
 Assets                     (unaudited)
Current assets
Cash and cash equivalents        $    405,987    $   13,705
Short term investments                805,419     3,747,035
Other current assets                  170,990       484,323

Total current assets                1,382,396     4,245,063

Fixed assets, net                      66,296       260,680
Proprietary rights, net               129,343       323,358
Other assets                           20,610        87,910

Total assets                    $   1,598,645     4,917,011

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                  $     53,797    $  386,955
Accrued expenses                       246,781       475,063

Total current liabilities              300,578       862,018

Deferred compensation                   -            371,250

Total liabilities                      300,578     1,233,268
Stockholders' equity
Preferred stock, $.001 par value per
share, 1,000,000 authorized; no shares
issued
Common stock, par value $.001 per
share, 20,000,000 shares authorized;
 8,977,429 issued and outstanding        8,977          8,977
Additional paid-in capital          35,578,289     35,207,039
Accumulated deficit                (34,289,199)   (31,532,273)
Total stockholders' equity           1,298,067      3,683,743
Total liabilities and stockholders'         $  1,598,645    $ 4,917,011
equity



ALPHA 1 BIOMEDICALS, INC.
STATEMENTS OF OPERATIONS                                Page 4 of 14

              		Three months ended                    Nine months ended
			                    September 30,                      September 30,
                        	  1994         1995         1994       1995
							     (unaudited)
Revenues
Product sales, royalties $   5,589    $ 258,186    $ 51,483    $ 528,820
and consulting

Total revenues               5,589      258,186      51,483      528,820

Expenses
Cost of sales                   -            -             -        131,874
Research and product
 development                 659,698      393,851     1,276,885   2,397,237
General and                  346,015     3,059,555    1,596,432   7,325,750
administrative

Total expenses             1,005,713     3,453,406    2,873,31    9,854,861

Operating loss            (1,000,124)   (3,195,220   (2,821,834) (9,326,041)
Other income (expense)        39,650      (333,732)     245,934     (96,839)
Equity in loss of VTI        (37,620)      (61,000)    (181,026)   (196,000)

Net loss                 $ (998,094) $ (3,589,952) $(2,756,926) $(9,618,880)


Net loss per common share $   (0.11)    $   (0.40)    $   (0.31)    $  (1.07)

Weighted average number
 of common shares         8,977,429     8,977,429     8,977,429     8,975,671
outstanding
::

     ALPHA 1 BIOMEDICALS, INC.
      STATEMENTS OF CASH FLOWS           Page 5 of 14
                                           Nine months ended
                                             September 30,
                                             1995          1994
					                                      (unaudited) (unaudited)

Cash flows from operating
activities:
Net loss                               $  (2,756,926) $ (9,618,880)

Adjustments to reconcile net loss to
net
cash used in operating activities:
Depreciation                                  41,181       248,963
Amortization                                 194,015       194,015
Equity in losses of VTI                      181,026       196,000
Loss on short term investment                              356,040
Loss on disposal/writedown of fixed           32,703     1,099,072
assets
Changes in operating assets and
liabilities:
Decrease in inventory                           -          483,787
Decrease (increase) in other current          313,333      (19,964)
assets
Decrease (increase) in other assets            67,300      (35,762)
Decrease in accounts payable                 (333,158)    (560,184)
(Decrease) increase in accrued               (228,282)     111,436
expenses
Decrease in unearned revenue                     -        (383,331)
Decrease in other liabilities                    -         (49,901)

Net cash used in operating                  (2,488,808) (7,978,709)
activities

Cash flows from investing
activities:
Sale of short term investments, net           2,941,616     5,146,766
Advances to VTI                                (181,026)     (196,000)
Purchases of fixed assets                         -        (1,104,451)

Proceeds from the sale of fixed                 120,500         -
assets
Net cash provided by investing                2,881,090     3,846,315
activities
Cash flows from financing
activities:
Proceeds from issuance of common                   -           37,125
stock/warrants
Net cash provided by financing                     -           37,125
activities

Net increase (decrease) in cash and            392,282     (4,095,269)
cash equivalents
Cash and cash equivalents at                    13,705      4,672,766
beginning of period
Cash and cash equivalents at end of         $   405,987    $  577,497
period



						     Page 6 of 14

		    ALPHA 1 BIOMEDICALS, INC.

		  NOTES TO FINANCIAL STATEMENTS


Alpha 1 Biomedicals, Inc. (the "Company"), a Delaware corporation, was incorporated in 1982. The Company was organized to engage in the development of pharmaceutical products for the treatment of diseases or conditions that arise as a result of immune system disorders, including chronic viral infections, cancer and autoimmune disease. Until the latter part of 1994, the primary focus of the Company's developmental efforts had been Thymosin alpha 1, particularly as a treatment for chronic hepatitis B.

During 1994, several significant events relating to Thymosin alpha 1 had a fundamental impact on the business and the future direction of the Company. In April 1994, the Company's Phase III multicenter clinical trial evaluating the use of Thymosin alpha 1 as a treatment for chronic hepatitis B was unblinded. After review of the results of this trial, which did not appear to show statistically significant differences between the treatment group and the placebo group, the Company concluded that without further testing the efficacy results would not support a New Drug Application to the U.S. Food and Drug Administration as a sole treatment for chronic hepatitis B.

Effective September 30, 1994, as part of the settlement of an arbitration proceeding, the Company entered into a new license agreement with SciClone Pharmaceuticals, Inc. ("SciClone") expanding the scope of the exclusive license previously granted to SciClone to manufacture, use and sell Thymosin alpha 1 for all uses. As expanded, the license covers all countries of the world, except for Italy, Spain and Portugal (where the rights to Thymosin alpha 1 currently are held by other licensees of the Company). In consideration for the expanded license, the Company will be entitled to receive a royalty on SciClone's net sales revenue from products covered by the license that ranges from 3% to 7% depending on whether SciClone's rights in the country in which the sales occur were acquired under the new license agreement or the original license agreement and on whether SciClone enjoys patent protection or comparable market exclusivity in such country. The Company's right to receive royalties continues until September 30, 2002, except that, if by September 30, 2002 the Company has not realized royalty payments of at least $35 million, SciClone's royalty obligation will continue until the earlier of (i) the payment to the Company of royalties aggregating $35 million or
(ii) September 30, 2009.  Under the new license agreement, the
					     Page 7 of 14

decision whether to continue the commercial development of Thymosin alpha 1 is at the sole discretion of SciClone.


In December 1994, the Company reached a decision to focus its development efforts on Thymosin beta 4 (TB4), a chemically synthesized copy of a natural human peptide that has shown promise in animal testing and in laboratory studies. The Company believes that TB4 could have application in the treatment of cystic fibrosis, sepsis, adult respiratory distress syndrome, chronic bronchitis, and asthma. Preclinical activities are underway.

Financial Statements

The Balance Sheet as of September 30, 1995, the Statements of Operations for the three-month and nine-month periods ended September 30, 1995 and 1994, and the Statements of Cash Flows for the nine-month periods ended September 30, 1995 and 1994, have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1995 and the results of operations and changes in cash flows for such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 audited financial statements. The results of operations for the three-month and nine-month periods ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

		    ALPHA 1 BIOMEDICALS, INC.
Item 2.

   Management's Discussion and Analysis of Financial Condition
		    and Results of Operations

	Results of Operations for the Three-Month Period
		    Ended September 30, 1995
   Compared to the Three-Month Period Ended September 30, 1994

     Revenues. Revenues for the three-month period ended September 30, 1995 were $5,589, primarily consisting of amounts collected under a consulting agreement. Revenues in the comparable period a year earlier were $258,186 consisting of payments received from a licensee for product sales and related charges.

     Expenses. Expenses for the three-month period ended September 30, 1995 were $1,005,713 a decrease of $2,447,693 from the comparable period a year earlier. The decrease reflected the net effect of an increase in research and development and a decrease in general and administrative expense. Research and development for the current quarter was $659,698 as compared to $393,851 for the same period a year earlier reflecting an increase of $265,847. The increased expense was primarily attributable to the cost of acquiring Thymosin beta 4 material to be used in the conduct of preclinical studies. General and administrative expenses for the current quarter were $346,015 as compared to $3,059,555 for the same period a year earlier reflecting a decrease of $2,713,540. The decrease in expenses in the current quarter from the prior year was primarily the result of closing the Company's Sunnyvale, California facility, a reduction in workforce, decreased legal and consulting expenses, and the conclusion in 1994 of the arbitration proceedings with SciClone.

     Other Items. Other Income (expense) for the current three-month period totaled $39,650 in income as compared to an expense of $333,732 for the comparable period a year earlier. The current period income reflects interest earned and increased valuation of investments. The expense reported in 1994 was primarily the result of the recognition of losses on certain U.S. Government securities due to rising interest rates. Equity in loss of VTI during the current period was $37,620, a decrease of $23,380 from the comparable period in 1994 primarily reflecting the Company's entry into an agreement with CEL-SCI Corporation to terminate the Viral Technologies joint venture.

	 Results of Operations for the Nine-Month Period
		    Ended September 30, 1995
   Compared to the Nine-Month Period Ended September 30, 1994

     Revenues.  Revenues for the nine-month period ended
September 30, 1995 were $51,483 as compared to $528,820 for the same period a year earlier. The current period primarily consisted of payments received from a consulting agreement. The
1994 period primarily reflected payments received from a licensee for product sales.

     Expenses. Expenses for the nine-month period ended September 30, 1995 were $2,873,317 a decrease of $6,981,544 for the comparable period a year earlier. The decrease in expenses was primarily due to the conclusion of the Phase III clinical study and closing of the Company's Sunnyvale, California facility, a writedown of product inventory, and a reduction in workforce. A reduction in consulting and legal expense, as a result of the conclusion in 1994 of the arbitration proceeding with SciClone, also contributed to a decrease in general and administrative expenses. General and administrative expense during the current nine-month period includes the estimated cost of the settlement of a law suit pending against the Company. See "Legal Proceedings."

     Other Items. Other income (expenses) for the nine-months ended September 30, 1995 totaled $245,934 in income as compared to an expense of $96,839 for the comparable period a year earlier. The expense recorded to the 1994 period included the recognition of losses on certain U.S. Government securities due to rising interest rates, whereas the current period reflects interest earned and increased valuation of investments.

Capital Resources and Liquidity

Since its inception in 1982, the Company's efforts have been directed toward conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of product for research, testing and clinical trials. The Company's accumulated deficit of $34,289,199 through September 30, 1995, has been funded primarily by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by the Company and limited product sales.

The revenues realized by the Company from operations have been substantially below the level required to recover fully the Company's expenses, to generate a profit or to provide adequate cash flow. The Company currently believes that, based on its existing resources, it will have sufficient cash to sustain its operations at the current level of activity through the fourth calendar quarter of 1995. Additional cash resources will be required to continue such research activities beyond this period. On November 13, 1995, the Company entered into an Agreement of Merger with Alpha 1 Acquisition Corp. ("Acquisition"), a corporation formed by affiliates of The Castle Group, Ltd. ("Castle"), pursuant to which Acquisition, upon the satisfaction of certain conditions precedent, would be merged into the Company. Among the conditions precedent is that Acquisition, which currently has no assets, complete a financing which results in gross proceeds of at least $5 million to Acquisition (before giving effect to commissions and expenses to be paid to an affiliate of Castle). If Acquisition is successful in raising at least $5 million in gross proceeds, of which there is no assurance, the Company would issue to Acquisition in the Merger a total of 24 million shares of Common Stock, plus three shares of Common Stock for each $1.00 in additional gross proceeds raised by Acquisition in excess of $5 million up to $10 million. The Merger is subject to the approval of the stockholders of the Company and Acquisition. In connection with the Merger, the Company would effect a reverse stock split intended to raise the market price of the Common Stock to a level sufficient to allow for relisting the Nasdaq Small-Cap Market.

A second condition precedent to the Merger is the licensing by Acquisition from the National Institutes of Health ("NIH") of a new technology identified by the companies. If the Merger is completed, the net proceeds from the Acquisition financing would be combined with the remaining resources of the Company to fund the continued development of Thymosin beta 4 and the new technology.

If Acquisition is successful in raising sufficient funds to complete the Merger, it is anticipated that a special meeting of the stockholders of the Company would be held in the first quarter of 1996 to vote on the Merger. If the Merger is approved, the closing would occur shortly thereafter.

In order to fund the operations of the Company until the Merger can be consummated, Acquisition has agreed to make a bridge loan to the Company in the amount up to $2 million. This obligation is contingent upon Acquisition raising sufficient financing to satisfy this obligation. If the Merger with Acquisition is not successful, the Company will be required to reduce further its current level of expenditures.

As a result of licensing Thymosin alpha 1 to SciClone for further commercial development, the Company has reduced its staff from 29 in early 1994 to a current staff of five and eliminated the Company's manufacturing and research facilities.

On October 31, 1995, the Company completed the sale of its 50% interest in Viral Technologies, Inc. ("VTI"), to CEL-SCI Corporation. VTI was formed by the two companies in 1986 to conduct research and to develop a proprietary peptide which may be of clinical benefit in the prevention, diagnosis or treatment of Acquired Immune Deficiency Syndrome (AIDS). In consideration for its 50% interest in VTI, the Company received 159,170 shares of CEL-SCI common stock, which on the date of the closing had a market value of approximately $650,000. The Company is permitted to sell the shares at a maximum rate of 10,000 shares per week.

The Company has agreements with several vendors for the manufacture and supply to the Company of Thymosin beta 4. As of the end of October 1995, the Company has placed orders for the manufacture of product totaling $2.5 million of which $675,000 has been paid. With minor exceptions, these agreements are cancelable upon the payment to the manufacturers of expenses accrued through the date of cancellation.

The effect of inflation and changing prices on the continuing operation of the Company is not expected to be significant.

		    ALPHA 1 BIOMEDICALS, INC.
		   Part II - Other Information

Item 1.   Legal Proceedings

     On April 29, 1994, a suit was filed in United States District Court for the District of Maryland (the "District Court") against the Company, Dr. Allan Goldstein and Dr. Vincent
F. Simmon, the Company's former President and Chief Executive Officer. The named plaintiff in the suit was Schulman, Rogers, Gandal, Pordy & Ecker, P.A. The suit, as to which the plaintiff sought certification as a class action, alleged that during the period May 11, 1993, through April 27, 1994, the Company and certain of its officers made or are responsible for certain false or misleading public statements regarding the Company, Thymosin alpha 1, the results of Thymosin alpha 1 in the treatment of chronic hepatitis B, and the prospects for success of Thymosin alpha 1 in clinical trials and the impact on the Company. The complaint contended that these alleged misleading statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The complaint further alleged that Dr. Goldstein and Dr. Simmon are liable for such statements by reason of their status as controlling persons of the Company. On May 26, 1994, a second suit was filed in the District Court by Harry T. Cole against the Company, Dr. Goldstein and Dr. Simmon. This suit, which also sought certification as a class action, alleged violations of Rule 10b-5, negligent representations and control person liability based on substantially the same facts alleged in the Schulman complaint. On May 27, 1994, a suit was filed in the District Court by Allison and Sidney Formal against the Company, Dr. Goldstein and Dr. Simmon. The allegations and the relief sought in this suit were identical to those in the Schulman complaint. The three suits have been consolidated as a single action captioned In re Alpha 1 Biomedicals, Inc. Securities Litigation. In a consolidated amended complaint, the plaintiffs expanded their claims to include the allegation that the Company made false or misleading public statements concerning its ability to satisfy its contractual obligation to supply product to SciClone. On March 13, 1995, the District Court issued an order dismissing all but one of the claims. On September 26, 1995, the parties filed a Stipulation of Settlement with the District Court under which the Company would issue 500,000 shares of its common stock and make a $100,000 payment in settlement of the remaining claim. The settlement is subject to the approval of the District Court. While the Company continues to believe that the remaining claim is without merit, it has entered into the settlement agreement to avoid the continuing cost of litigation.

Item 6.   Exhibits and Reports on Form 8-K

     (a) Two Current Reports on Form 8-K were filed during the quarter ended September 30, 1995

	  September 13, 1995 (Item 5 and 7)
	  September 28, 1995 (Item 5 and 7)

			   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			      Alpha 1 Biomedicals, Inc.
				   (Registrant)





Date: November 13, 1995            By:  /s/  R.J. Lanham
                                 				   R.J. Lanham
                                 				   Vice President and
				                                    Chief Financial Officer