Form 10-Q/A
period 1995-09-30
ALPHA 1 BIOMEDICALS INC
filed 1995-12-28
CIK 707511

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



PAGE 2


EXHIBIT 27        SELECTED FINANCIAL STATEMENTS     FILED WITH THIS DOCUMENT



PAGE 3



SIGNATURES




	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



						Alpha 1 Biomedicals, Inc.
							(Registrant)





Date: December 28, 1995		  	By:	/s/  R.J. Lanham
						                         	R.J. Lanham
						                         	Vice President and
						                         	Chief Financial Officer