Form 10-Q
period 1996-03-31
ALPHA 1 BIOMEDICALS INC
filed 1996-05-14
CIK 707511

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          March 31, 1996

                               OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF
               THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to


                Commission file number   0-15070

                         Alpha 1 Biomedicals, Inc.
     (Exact name of registrant as specified in its charter)

          Delaware                      52-1253406
(State or other jurisdiction of    (I.R.S. Employer
 incorporation ororganization)       Identification Number))

                    6707 Democracy Boulevard
                            Suite 111
                            Bethesda, MD  20817-1129
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

               Yes      X          No

     As of April 30, 1996, 9,102,429 shares of the registrant's common stock, par value $.001 per share, were issued and outstanding.


                    ALPHA 1 BIOMEDICALS, INC.

                            FORM 10-Q

                  QUARTER ENDED March 31, 1996

                              INDEX

                                                         Page No.
Part I.        Financial Information

          Item 1.   Financial Statements

                    Balance Sheets at March 31, 1996
                    (unaudited) and December 31, 1995
                    (audited)                                3

                    Statements of Operations for the three-
                    months period ended March 31, 1996
                    and 1995 (unaudited)                     4

                    Statements of Cash Flows for the three-
                    month period ended March 31, 1996 and
                    1995 (unaudited)                         5

                    Notes to Financial Statements          6-7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                            8-10

Part II.       Other Information

          Item 1.   Legal Proceedings                       11


          Item 6.   Exhibits and Reports on Form 8-K        12

Signatures                                                  13

Exhibit (a) (1)     Sublease Agreement between Alpha 1
                    Biomedicals, Inc. and Snyder
                    Communications, L.P.                   14-17

Exhibit (a) (2)     Sublease Agreement between Alpha 1
                    Biomedicals, Inc.
                    and Niceco, Inc.                       18-21
                 Part I.  Financial Information

                    ALPHA 1 BIOMEDICALS, INC.
                         BALANCE SHEETS

                                            March 31,           December 31,
                                             1996                  1995
                                   (unaudited)

ASSETS

Current assets
     Cash and cash equivalents         $     291,994           $    546,797
     Short term investments                      -                  284,538
     Prepaid insurance                       108,692                130,951
     Other current assets                     13,806                 15,753

          Total current assets               414,492                978,039

Fixed assets, net                             53,120                 59,530
Proprietary rights, net                          -                   64,672
Due from related party                        72,770                 80,596
Other assets                                  14,610                 14,610

           Total assets                $     554,992           $  1,197,447

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                  $     581,509           $    258,051
     Accrued expenses                      1,080,450                976,600

      Total current liabilities            1,661,959              1,234,651

Long-term liabilities                    -                      -

      Total liabilities                     1,661,959              1,234,651

Stockholders' equity
     Preferred stock, $.001
     par value per share,
     1,000,000 authorized;
     no shares issued                             -                      -
     Common stock, par value
     $.001 per share,
     20,000,000 shares
     authorized; 8,977,429 issued
     and outstanding                            8,977                  8,977
     Additional paid-in capital            35,578,289             35,578,289
     Accumulated deficit                  (36,694,233)           (35,624,470)

      Total stockholders' equity           (1,106,967)               (37,204)

      Total liabilities
      and stockholders' equity           $    554,992        $     1,197,447

                ALPHA 1 BIOMEDICALS, INC.
                STATEMENTS OF OPERATIONS

Revenues
  Product sales, royalties and
      consultin                 g       $       8,288        $        11,042

Total Revenues                                  8,288                 11,042

Expenses
  Research and product development            787,528                349,567
  General and administrative                  260,094                565,718

Total expenses                              1,047,622                915,285

Operating loss                             (1,039,334)              (904,243)
Other income                                    3,599                 81,364
Equity in loss of VTI                            -                   (76,200)
Loss on sale of VTI                           (34,028)                   -

Net loss                                 $ (1,069,763)           $  (899,079)

Net loss per common share                $      (0.12)           $     (0.10)

Weighted average number of
   common shares outstanding                8,977,429              8,977,429


                 ALPHA 1 BIOMEDICALS, INC.
                 STATEMENTS OF CASH FLOWS

                                               Three Months ended
                                                      March 31,
                                            1996                     1995
                                                    (unaudited)

Cash flows from operating activities:
     Net loss                           $  (1,069,763)           $   899,079)

Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation                                 6,410                 26,444
   Amortization                                64,672                 64,672
   Equity in losses of VTI                       -                    76,200
   Litigation settlement in common stock      (60,000)                  -
   Loss on disposal/writedown of fixed assets    -                    32,703
   Changes in operating assets and
      liabilities:
     Decrease in  prepaid insurance            22,259                 78,738
     Decrease in other current assets           1,947                154,137
     Decrease in due from related party         7,826                 55,263
     Decrease in other assets                    -                    67,300
     Increase (decrease) in accounts payable  323,458               (124,441)
     Increase (decrease) in accrued expenses  163,850               (200,537)

Net cash used in operating activities        (539,341)              (668,600)

Cash flows from investing activities:
   Sale of short term investing activities:
     Sale of short term investments, net      284,538              1,759,927
     Advances to VTI                             -                   (76,200)
     Proceeds from the sale of fixed assets      -                   120,500

Net cash used in investing activities         284,538              1,804,227

Cash flows from financing activities:
   Proceeds from issuance of common
      stock/warrants                             -                      -
Net cash provided by financing activities        -                      -

Net (decrease) increase in cash and cash
  equivalents                                (254,803)            1,135,627

Cash and cash equivalents at beginning
  of period                                   546,797                13,705

Cash and cash equivalents at end
  of period                              $    291,994       $     1,149,332



                    ALPHA 1 BIOMEDICALS, INC.

                  NOTES TO FINANCIAL STATEMENTS


     Alpha 1 Biomedicals, Inc. (the "Company"), a Delaware corporation, was incorporated in 1982. The Company operates predominantly in a single industry segment, the biotechnology industry, which consists of researching and developing new pharmaceutical products for the treatment of diseases or conditions that arise as a result of immune system disorders, including chronic viral infections, cancer and autoimmune disease.

     In December 1994, the Company reached a decision to focus its development efforts on Thymosin beta 4, a chemically synthesized copy of a natural hormone-like peptide that has shown promise in animal testing and laboratory studies as a treatment for cystic fibrosis.

     The Company, in February 1996, took action to delay its development program for Thymosin beta 4. No other products of the Company have received regulatory approval. The Company has not generated significant revenues from operations and does not anticipate generating product revenues for the foreseeable future. The Company will require substantial funding in order to conduct further research and development activities and to manufacture and market the products which the Company intends to develop. Management plans include strategic alliances or other partnership arrangements with entities interested in and with resources to develop Thymosin beta 4, or other business transactions which would allow the Company to generate resources to assure continuation of the Company's operations. Management believes that significant revenue may be generated under a license agreement with SciClone Pharmaceuticals, Inc. ("SciClone"), which provides for the Company to receive royalty revenues from the sale of SciClone's product, Zadaxin, Thymosin alpha 1. However, existing financial resources will be exhausted before any such revenues are realized.

       Cash and short-term investment balances at March 31, 1996 total $291,994. This amount, based on the Company's commitments, is insufficient to satisfy current requirements. As of February 20, 1996, the board of directors approved a plan which provides for termination of all ongoing research and development activities, a reduction of leased space, a reduction of certain salaries and the severance of administrative staff. The Company has entered into letter agreements or is negotiating with major vendors regarding the deferral of approximately $1,500,000 in payments that are due in exchange for a commitment to the vendors that payments will be made by the Company from future royalties to be received under the SciClone license agreement until the full amount of the liabilities have been liquidated. In the event that substantial funding is not acquired, management estimates that the Company's financial resources will fund operations, on a substantially scaled-down basis, to the third quarter of 1996. If additional financing cannot be obtained prior to that time, the Company will likely be forced to discontinue operations.

     Should the Company obtain additional funding, other factors relating to competition, dependence on third parties, uncertainty regarding patents, protection of proprietary rights, manufacturing of peptides and technology obsolescence could have a significant impact on the Company and its operations.

Financial Statements

     The Balance Sheet as of March 31, 1996, the Statement of Operations for the three-month periods ended March 31, 1996 and 1995, and the Statements of Cash Flows for the three-month periods ended March 31, 1996 and 1995, have been prepared without audit. In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1996 and the results of operations and changes in cash flows for such period have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the three-month period ended March 31, 1996, are not necessarily indicative of the operating results for the full year.

                    ALPHA 1 BIOMEDICALS, INC.
Item 2.

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

Results of Operations for the Three-Month Period Ended March 31,
                              1996
     Compared to the Three-Month Period Ended March 31, 1995

     Revenues. Revenues for the three-month period ended March 31, 1996 were $8,288 as compared to $11,042 during the comparable period a year earlier. Current period revenues consisted of $4,288 in royalty payments and $4,000 in consulting fees whereas the comparable period a year earlier consisted solely of payments under a consulting agreement.

     Expenses. Expenses for the three-month period ended March 31, 1996 were $1,047,622, an increase of $132,337 over the comparable period a year earlier.
Research and development expense during the current period were $787,528, an increase of $437,961 over the comparable period a year earlier. The increase was primarily attributable to expenses incurred for the purchase of Thymosin beta 4 material, and cost incurred for the conduct of preclinical studies.
General and administrative expenses during the current period were $260,094, a decrease from the comparable period a year earlier of $305,624. The decrease was primarily the result of:
1)decreased facility cost and related expense as a result of the closing of the Sunnyvale, California facility during March 1995, and subsequent assignment of the lease; 2)decreased legal expense during the current period; 3)and an adjustment reflecting a decrease in the market value assigned at December 31, 1995 to the 500,000 shares of common stock that the Company will issue in settlement of the class action suit. See Part II, Item 1 Legal Proceedings.

     Other Items. Other income during the current three-month period totaled $3,599, a decrease of $77,765 from the comparable period a year earlier. The decrease was primarily attributable to the recognition during the comparable period of the recapture of unrealized losses on short term investments. Additionally the current period reflects a decrease in interest income from the comparable period as a result of a smaller investment balance in the current period.

     During the last quarter of fiscal 1995, the Company sold its 50% interest in Viral Technologies, Inc. ("VTI") to CEL-SCI Corporation. Accordingly, the Company did not provide funds to VTI for operating expenses during the current three-month period and, therefore, Equity in loss of VTI, reflected a decrease of $76,200 from the comparable period a year earlier. In consideration for the sale of its interest in VTI, the Company received 159,170 shares of CEL-SCI common stock, which on the date of the transaction had a market value of $648,628. Prior to the end of fiscal 1995, the Company sold 80,000 of the shares. During the first quarter of fiscal 1996, the Company sold the remaining balance of the shares from which it realized net proceeds of $250,510. A loss of $34,028 was recorded during the current period as a result of the change in the market value when the shares were sold.

Capital Resources and Liquidity

     Since its inception in 1982, the Company's efforts have been directed toward conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of product for research, testing and clinical trials. The Company's accumulated deficit of $36,694,233 through March 31, 1996 has been primarily funded by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by the Company and limited product sales.

     During the first quarter of 1996, revenues consisted of consulting services and royalty income from SciClone. These revenue sources are substantially below the level required to cover fully the Company's expenses or to provide adequate cash flow. The Company currently has no other revenue-generating sources. Although the Company believes that royalty income from product sales of Thymosin alpha 1 by SciClone could be significant in the future, existing financial resources will be exhausted before any such revenues are realized. The Company currently believes, based on its existing resources, that it will have sufficient cash to sustain its operations to the third quarter of 1996. If additional financing cannot be obtained prior to that time, the Company will likely be forced to discontinue operations.

     Beginning with the halting of Thymosin alpha 1 clinical studies and the licensing to SciClone of additional rights to Thymosin alpha 1 under the New SciClone License Agreement in 1994, the Company has undertaken a cost reduction program including the approval by the Board of Directors on February 20, 1996, of a plan which provides for termination of all ongoing research and development activities, a reduction of leased space, a reduction of certain salaries and the severance of administrative staff. As a result, the Company has reduced staffing levels from 29 employees to its current three employees and has closed all facilities except for its headquarters space. During April 1996, the Company further reduced costs by subletting its headquarters and relocating to more economical office space.

     During 1995, the Company refocused its research efforts to Thymosin beta 4. Research activities and pre-clinical studies were initiated and accelerated based on anticipated cash resources that the Company expected to realize from the proposed merger with a company affiliated with The Castle Group, Ltd. In anticipation of the merger and the cash that was to become available, the Company commenced placing orders for the conduct of research studies and for the purchase of Thymosin beta 4 material totaling $2,704,000. In January 1996, the Company learned of the issuance of a U.S. patent that could block the commercialization of Thymosin beta 4 as a mucolytic for the treatment for cystic fibrosis. Thereafter, the merger agreement was terminated by mutual agreement. The Company has delayed its development program for Thymosin beta 4, and has no products that have received regulatory approval. The Company has not generated significant revenues from operations and does not anticipate generating product revenues for the foreseeable future. The Company will require substantial funding in order to conduct further research and development activities and to manufacture and market the products which the Company intends to develop.

     Management's current plans include strategic alliances or other partnership arrangements with entities interested in and with resources to develop Thymosin beta 4, or other business transactions which would allow the Company to generate resources to assure continuation of the Company's operations. However, there is no assurance that any such transaction can be completed.

     As a result of the termination of research and development activities, the Company canceled its research orders with certain vendors. The Company was able to cancel $1,204,000 of work not yet performed on outstanding orders of $2,704,000. Management has also entered into letter agreements and continues negotiations with these major vendors in which it is seeking to defer the remaining payments of approximately $1.5 million that are due in exchange for a commitment to the vendors of revenues received by the Company in the future under the SciClone license agreement until the full amounts of the liabilities have been liquidated. In the event that sufficient funding is obtained for the Thymosin beta 4 program, all amounts then due would become payable immediately. If substantial funding is not acquired, management estimates that the Company's financial resources would fund operations, on a substantially scaled-down basis, to the third quarter of 1996.

The effect of inflation and changing prices on the continuing operations of the Company is not expected to be significant.

                    ALPHA 1 BIOMEDICALS, INC.

                   Part II - Other Information

Item 1.   Legal Proceedings

     On April 29, 1994, a suit was filed in United States District Court for the District of Maryland against the Company, Dr. Allan Goldstein and Dr. Vincent F. Simmon, the Company's former President and Chief Executive Officer. The named plaintiff in the suit was Schulman, Rogers, Gandal, Pordy & Ecker, P.A. The suit, as to which the plaintiff sought certification as a class action, alleged that during the period May 11, 1993, through April 27, 1994, the Company and certain of its officers made or are responsible for certain false or misleading public statements regarding the Company, Thymosin alpha 1, the results of Thymosin alpha 1 in the treatment of chronic hepatitis B, and the prospects for success of Thymosin alpha 1 in clinical trials and the impact on the Company. The complaint contended that these alleged misleading statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The complaint further alleged that Dr. Goldstein and Dr. Simmon are liable for such statements by reason of their status as controlling persons of the Company. On May 26, 1994, a second suit was filed in the United States District Court for the District of Maryland by Harry T. Cole against the Company, Dr. Goldstein and Dr. Simmon. This suit, which also sought certification as a class action, alleged violations of Rule 10b-5, negligent representations and control person liability based on substantially the same facts alleged in the Schulman complaint. On May 27, 1994, a suit was filed in the United States District Court for the District of Maryland by Allison and Sidney Formal against the Company, Dr. Goldstein and Dr. Simmon. The allegations and the relief sought in this suit were identical to those in the Schulman complaint. The three suits have been consolidated as a single action captioned In re Alpha 1 Biomedicals, Inc. Securities Litigation. In a consolidated amended complaint, the plaintiffs expanded their claims to include the allegation that the Company made false or misleading public statements concerning its ability to satisfy its contractual obligation to supply product to SciClone. On March 13, 1995, the District Court issued an order dismissing all but one of the claims. While the Company believed that the remaining claim was without merit, it entered into the settlement agreement to avoid the continuing cost of litigation. On September 26, 1995, the parties filed a Stipulation of Settlement with the District Court under which the Company would issue 500,000 shares of its common stock and make a payment in settlement of the remaining claim. The settlement was approved by the District Court on April 8, 1996.

     In March 1996, a complaint was filed against the Company by a former employee in the Circuit Court of Montgomery County, Maryland, alleging discrimination in employment, wrongful termination and breach of contract. The Company believes that the claim is without merit and intends to contest the claim to the extent that its resources will allow.

     In March 1996, the Company received a complaint which was filed by a former consultant to the Company in the Circuit Court for Wayne County, Michigan, alleging negligence, fraud, statutory indemnification and detrimental reliance. The plaintiff is seeking legal expenses and related costs associated with the investigation of the consultant by the Securities and Exchange Commission. The Company believes that the claim is without merit and intends to contest the claim to the extent that its resources will allow.


Item 6.   Exhibits and Reports on Form 8-K

          (a) (1)   Sublease Agreement between Alpha 1
                    Biomedicals, and Inc. and Snyder
                    Communications, L.P.

              (2)   Sublease Agreement between Alpha 1
                    Biomedicals, Inc. and Niceco Inc.

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996


                           SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Alpha 1 Biomedicals, Inc.
                                   (Registrant)





Date: May 13, 1996               By:  /s/  R.J. Lanham
                                   R.J. Lanham
                                   Vice President and
                                   Chief Financial Officer
                         EXHIBIT (a) (1)
    SUBLEASE AGREEMENT BETWEEN ALPHA 1 BIOMEDICALS, INC. AND
                   SNYDER COMMUNICATIONS, L.P.

                       SUBLEASE AGREEMENT


THIS SUBLEASE AGREEMENT (hereinafter referred to as "Agreement") is made and executed the 18th day of April, 1996, by and between Alpha 1 Biomedicals, Inc., a Delaware Corporation (hereinafter referred to as "Tenant"), and Snyder Communications, L.P., a
Delaware  Limited  Partnership,  (hereinafter  referred   to   as
"Subtenant").

                       W I T N E S S E T H

WHEREAS, Tenant and Democracy Associates Limited Partnership (hereinafter referred to as "Landlord") entered into a lease executed April 9, 1992 (hereinafter referred to as the "Master Lease" and attached as "Exhibit B" to this Agreement) for 7,792 rentable square feet on the twelfth (12th) floor (hereinafter referred to as "Demised Premises") of 6903 Rockledge Drive, Bethesda, Maryland 20817 (hereinafter referred to as "Building").

NOW THEREFORE, Tenant and Subtenant hereby covenant and agree to the sublease of the Demised Premises. The parties hereby agree as follows:


1. Demised Premises: Upon and subject to the terms, covenants and conditions hereinafter set forth, Tenant hereby subleases to Subtenant and Subtenant hereby subleases from Tenant the Demised Premises, outlined in red on "Exhibit A" to this Agreement, together with all parking rights of Tenant under the Master Lease.

2. Term: The Term of this Agreement shall commence on April 20, 1996 and expire on June 30, 1997, subject to earlier termination of the Master Lease. Subtenant agrees that if the Master Lease is terminated for any reason prior to June 30, 1997, this Agreement shall automatically terminate and Subtenant shall vacate the Demised Premises on the date on which the Master Lease is terminated.

3. Use: The Subtenant shall use and occupy the Demised Premises in connection with its conduct of general office usage, except as otherwise provided herein. Subtenant may place its name on whichever door or doors are used for ingress and egress to the Demised Premises, provided that the installation of such signs is not in conflict with the terms and conditions of the Master Lease.

4.   Condition  of  Demised Premises: Tenant  shall  deliver  the
     Demised Premises in its present and "as is" condition.

5. Base Rent Payments: Subtenant shall pay base rent directly to Landlord for the Demised Premises at an annual rate of nineteen dollars ($19.00) per rentable square foot, in monthly payments of twelve thousand three hundred thirty seven and 33/100 dollars ($12,337.33) payable in advance, on or before the first day of each and every month during the Term at the office of the Landlord herein designated or such other place as Landlord may designate by written notice to the Subtenant. However, Tenant shall remain liable to Landlord for all base rental and additional rental payments due pursuant to the Master Lease (except for additional services requested by Subtenant which have not been requested through Tenant as required under the terms of the Master Lease) and Tenant shall pay to Landlord base rental and additional rental payments in accordance with the Master Lease less the amount which Subtenant pays directly to Landlord. Notwithstanding any provision in the Master Lease, there shall be no base rental escalations, operating expenses or additional rent of any kind payable by Subtenant. Notwithstanding the foregoing, Subtenant shall pay directly to Tenant, upon execution this Sublease, the sum of four thousand five hundred twenty-three and 69/100 dollars ($4,523.69) representing base rental payment due Tenant from Subtenant for April 20, 1996 through April 30, 1996. If Subtenant fails to pay Landlord any amount due, Tenant is responsible to pay such amount to Landlord.

6. Security Deposit: Simultaneously with execution of this Agreement, Subtenant shall deposit with Tenant the sum of fourteen thousand six hundred ten dollars ($14,610.00), as a security deposit. Such security deposit shall be considered as security for the payment and performance by Subtenant of all of Subtenant's obligations, covenants, conditions and agreements under this Agreement. Upon the expiration of the term hereof and following a walk-through inspection, Tenant shall (provided that Subtenant is not in default under the terms hereof) return and pay back such security deposit to Subtenant with respect to any of Subtenant's aforesaid obligations, covenant, conditions or agreements. In the event of any default by Subtenant hereunder, Tenant shall have the right, but shall not be obligated, to apply all or any portion of the Security Deposit to cure such default in which event Subtenant shall be obligated to promptly deposit with Tenant the amount necessary to restore the security deposit to its original amount. Tenant shall retain all rights, title and interest in and to the security deposit provided to Landlord under the Master Lease.
7.   Hold  Harmless:  Subtenant agrees to indemnify, defend,  and hold harmless the Landlord and Tenant from any and all liability, damages, expenses, claims, suits or judgements arising out of injury or damage to persons or property on the Leased Premises occurring during the Term of this
     Sublease or arising out of the use and occupancy of said premises during the Term of this Sublease or of Subtenant's operations therein, and from any taxes, claims, liabilities and attorney's fees arising out of or related to Subtenant's failure to vacate the Demised Premises strictly in accordance with the terms of this Sublease. Notwithstanding the foregoing, Tenant agrees to indemnify and hold Subtenant harmless from any claims liability, damages, expenses, suits or judgements by Landlord arising out of (i) any occurrence or state of facts existing prior to the Term of this Sublease, and (ii) Tenant's breach or termination of the Master Lease, provided that Subtenant has paid the specified rent to Landlord and is not in default of this Sublease. These obligations shall survive the termination of this Sublease.
8.   Default:   Tenant agrees to provide Subtenant,  within  five
     (5) business days of receiving notice of any default, and within five (5) days of receipt of notice of non-payment of any rental payment from Subtenant to Landlord when due, with written notice of such default or non-payment. Subtenant shall have ten (10) business days to cure such default after receipt of such notice.

9. Master Lease: It is hereby understood and agreed between Tenant and Subtenant that the Lease now in existence between the Landlord and the
Tenant, a copy of which is attached to this Agreement as "Exhibit B," shall be incorporated by reference in whole in this Agreement.
Provided, however, that all references to Landlord in the Lease between Tenant and Landlord shall mean the present Owner of the Building, or its assigns or transferees. Tenant shall have no obligation to provide any of the services to the Subtenant which are called for in the Lease of the Tenant with the Landlord, but such services and obligations shall be  fully provided by the Landlord or by its transferees as set  forth in this Agreement in the foregoing paragraphs. Tenant shall have no liability for any failure by Landlord to provide such services. The rights and obligations of the Subtenant to Tenant and Landlord shall be those obligations as set forth for the Tenant in the Lease between Tenant hereunder and Landlord including any limitation of liability,
attached hereto  as  "Exhibit  B."   Notwithstanding  the  foregoing,
Tenant shall have all the rights of Landlord under the Master Lease in the event of a default by Subtenant hereunder.

10. Liability Insurance: In full accordance with the Master Lease, Subtenant shall procure and maintain comprehensive general liability insurance, including contractual liability and any other insurance required under the Master Lease.

11. Subletting of Demised Premises: Subtenant shall not have the right to further sublease or assign its Sublease of the Demised Premises.

12.  Broker:   Tenant recognizes Robert D. Allnutt  as  the  sole
     broker and procuring cause in this transaction and Tenant shall pay said broker a market leasing commission pursuant to a separate agreement.

13. Access: Upon full execution of this Agreement by Subtenant, Tenant & Landlord, Tenant shall grant access to the Demised Premises in order to install telecommunications cabling, between the hours of 8:00 a.m. to 5:00 p.m. Monday through Friday. Upon occupancy, Subtenant will permit Tenant to enter the Demised Premises without charge or diminution to examine and inspect and protect the Demised Premises with 24 hours prior notice.

14.  Landlord's Consent:

     (a) The Agreement shall be effective only upon obtaining written consent of the Landlord, but nothing herein shall make Landlord a party to this Agreement, nor shall Landlord's consent to this Sublease create any contractual liability or duty by the Landlord to the Subtenant, and Tenant, as the Landlord and Tenant under the Master Lease. If Landlord's consent to this Agreement is not obtained, the sublease shall not be in effect and there shall be no further rights or liabilities of the parties hereunder.

     (b) Landlord's consent to this Sublease shall not mean that Landlord has reviewed and approved the plans for Subtenant's proposed alterations as required pursuant to the terms of the Master Lease. Landlord shall not review any plans, except for preliminary plans, for Subtenant's proposed renovations unless and until Subtenant has provided Landlord with evidence that any and all plans for Subtenant's proposed renovations conform to and comply with all rules and regulations established from time to time by the Underwriter's Association of the State of Maryland governments and any other public or quasi-public authority having jurisdiction over the Demised Premises or the Building.

15. Miscellaneous: This constitutes the entire agreement between the parties, any additional amendment or notification of the terms hereto shall not be effective unless made in writing and attached to the original hereof, executed by all parties. This Agreement shall be binding upon the successors, assigns and heirs of the respective parties.


IN WITNESS WHEREOF, the parties have caused this Sublease to be duly executed as of the day and year first above written.


WITNESS:                       SUBTENANT: Snyder  Communications,
L.P.

By:  Vincent Candida          By:  Michele Synder
Title:                        Title:  E.V.P. / C.O.O.


WITNESS:                      TENANT:  Alpha 1 Biomedicals, Inc.

By:  Robert Allnutt           By:  R.J. Lanham
Title:                        Title:  CFO


WITNESS:                      LANDLORD:  Democracy Associates
                                         Limited Partnership

By:  Anne B. Dumont           By:  Raymond A. Ritchey (agent for)
Title:  Asst. VP              Title:  Sr. Vice President

                         EXHIBIT (a) (2)

    SUBLEASE AGREEMENT BETWEEN ALPHA 1 BIOMEDICALS, INC. AND
                           NICECO INC.

                       SUBLEASE AGREEMENT

THIS SUBLEASE AGREEMENT (hereinafter referred to as "Agreement") is made and executed the 12th day of April, 1996, by and between Niceco, Inc., a Maryland Corporation (hereinafter referred to as "Tenant"), and Alpha 1 Biomedicals, Inc., a Delaware Limited Partnership, (hereinafter referred to as "Subtenant").

                       W I T N E S S E T H

WHEREAS, Tenant and Second Rock Spring Park Limited Partnership (hereinafter referred to as "Landlord") entered into a lease executed November 5, 1991 (hereinafter referred to as the "Master Lease" and attached as "Exhibit B" to this Agreement) for 553 rentable square feet on the first (1st) floor (hereinafter referred to as "Demised Premises") of 6707 Democracy Boulevard, Bethesda, Maryland 20817 (hereinafter referred to as "Building").

NOW THEREFORE, Tenant and Subtenant hereby covenant and agree to the sublease of the Demised Premises. The parties hereby agree as follows:


1. Demised Premises: Upon and subject to the terms, covenants and conditions hereinafter set forth, Tenant hereby subleases to Subtenant and Subtenant hereby subleases from Tenant the Demised Premises, outlined in red on "Exhibit A" to this Agreement.

2.   Term:   The Term of this Agreement shall commence  on  April
     20, 1996 and expire on March 31, 1997.

3. Use: The Subtenant shall use and occupy the Demised Premises in connection with its conduct of general office usage, except as otherwise provided herein. Subtenant may replace Tenant's existing sign (in accordance with Landlord's standard procedure), provided that the installation of such signs is not in conflict with the terms and conditions of the Master Lease.

4.   Condition  of  Demised Premises: Tenant  shall  deliver  the
     Demised Premises in its present and "as is" condition.

5. Base Rent Payments: On or before April 19, 1996, Subtenant shall pay Tenant fifteen thousand three hundred twenty three dollars ($15,323,00) represent the total base rent payable by Subtenant during the Term. Tenant shall remain liable to Landlord for all base rental and additional rental payments due pursuant to the Master Lease (except for additional
     services  requested  by  Subtenant).   Notwithstanding   any
     provision in the Master Lease, there shall be no base rental escalations, operating expenses or additional rent of any kind payable by Subtenant.

6. Security Deposit: Simultaneously with execution of this Agreement, Subtenant shall deposit with Tenant the sum of one thousand two hundred twenty one and 21/100 dollars ($1,221.20) as a security deposit. Such security deposit shall be considered as security for the payment and performance by Subtenant of all of Subtenant's obligations, covenants, conditions and agreements under this Agreement. Upon the expiration of the term hereof and following a walk-through inspection, Tenant shall (provided that Subtenant is not in default under the terms hereof) return and pay back such security deposit to Subtenant with respect to any of Subtenant's aforesaid obligations, covenant, conditions or agreements. In the event of any default by Subtenant hereunder, Tenant shall have the right, but shall be obligated, to apply all or any portion of the security deposit to cure such default in which event Subtenant shall be obligated to promptly deposit with Tenant the amount necessary to restore the security deposit to its original amount.

7. Hold Harmless: Subtenant agrees to indemnify, defend, and hold harmless the Landlord and Tenant from any and all liability, damages, expenses, claims, suits or judgements arising out of injury or damage to persons or property on the Leased Premises or arising out of the use and occupancy of said premises or of Subtenant's operations therein. Notwithstanding the foregoing, Tenant agrees to indemnify and hold Subtenant harmless from any claims by Landlord, provided that Subtenant has paid the specified rent to Tenant and is not in default of this Sublease.

8.   Default:   Tenant agrees to provide Subtenant,  within  five
     (5) business days of receiving notice of any default, with written notice of such default. Subtenant shall have ten
     (10) business days to cure such default after receipt of such notice.

9. Master Lease: It is hereby understood and agreed between Tenant and Subtenant that the Lease now in existence between the Landlord and the Tenant, a copy of which is attached to this Agreement as "Exhibit B," shall be incorporated by reference in whole in this Agreement. Provided, however, that all references to Landlord in the Lease between Tenant and Landlord shall mean the present Owner of the Building, or its assigns or transferees. Tenant shall have no obligation to provide any of the services to the Subtenant which are called for in the Lease of the Tenant with the Landlord, but such services and obligations shall be fully provided by the Landlord or by its transferees as set forth in this Agreement in the foregoing paragraphs. The rights and obligations of the Subtenant to Tenant and Landlord shall be those obligations as set forth for the Tenant in the Lease between Tenant hereunder and Landlord (including any limitation of liability) attached hereto as "Exhibit B."

10. Liability Insurance: In full accordance with the Master Lease, Subtenant shall procure and maintain comprehensive general liability insurance, including contractual liability and any other insurance required under the Master Lease.
11. Subletting of Demised Premises: Subtenant shall not have the right to further sublease or assign its Sublease of the Demised Premises.

12.  Broker:   Tenant and Subtenant acknowledge that no brokerage
     commission shall be payable in this transaction.

13. Access: Upon full execution of this Agreement by Subtenant, Tenant & Landlord, Tenant shall grant access to the Demised Premises in order to install telecommunications cabling, between the hours of 8:00 a.m. to 5:00 p.m. Monday through Friday. Upon occupancy, Subtenant will permit Tenant to enter the Demised Premises without charge or diminution to examine and inspect and protect the Demised Premises with 24 hours prior notice.

14.  Landlord's Consent:

     (a) The Agreement shall be effective only upon obtaining written consent of the Landlord, but nothing herein shall make Landlord a party to this Agreement, nor shall Landlord's consent to this Sublease create any contractual liability or duty by the Landlord to the Subtenant, and Tenant, as the Landlord and Tenant under the Master Lease. If Landlord's consent to this Agreement is not obtained, the sublease shall not be in effect and there shall be no further rights or liabilities of the parties hereunder.

     (b) Landlord's consent to this Sublease shall not mean that Landlord has reviewed and approved the plans for Subtenant's proposed alterations as required pursuant to the terms of the Master Lease. Landlord shall not review any plans, except for preliminary plans, for Subtenant's proposed renovations unless and until Subtenant has provided Landlord with evidence that any and all plans for Subtenant's proposed renovations conform to and comply with all rules and regulations established from time to time by the Underwriter's Association of the State of Maryland governments and any other public or quasi-public authority having jurisdiction over the Demised Premises or the Building.

15. Miscellaneous: This constitutes the entire agreement between the parties, any additional amendment or notification of the terms hereto shall not be effective unless made in writing and attached to the original hereof, executed by all parties. This Agreement shall be binding upon the successors, assigns and heirs of the respective parties.


IN WITNESS WHEREOF, the parties have caused this Sublease to be duly executed as of the day and year first above written.


WITNESS:                         SUBTENANT:  Alpha 1 Biomedicals, Inc.


By:  Robert Allnutt             By:  R.J. Lanham
Title:                          Title:  VP


WITNESS:                        TENANT:   Niceco, Inc.


By:  Kyle R. Weierbach          By:  David Nicewarner
                                Title:  President, Niceco, Inc.


WITNESS/ATTEST:                 LANDLORD: Second Rock Spring Park
                                Limited Partnership


By:  Jennifer E. Thompson       By:  Robert Kochod