Form 10-K405/A
period 1995-12-31
ALPHA 1 BIOMEDICALS INC
filed 1996-06-04
CIK 707511

FORM 10-K405/A

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 1995
                               OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number:  0-15070

                      Alpha 1 Biomedicals, Inc.
     (Exact name of registrant as specified in its charter)

     Delaware                                52-1253406
(State or other jurisdiction of    (I.R.S.Employer Identification Number)
incorporation or organization)

                     6707 Democracy Blvd., Suite 111
                         Bethesda, Maryland  20817

  (Address of principal executive offices including zip code)
  Registrant's telephone number, including area code:
 (301) 564-4400
   Securities registered pursuant to Section 12(b) of the Act:

                              Name of each exchange on
     Title of each class       which registered
      None                            N/A

   Securities registered pursuant to Section 12(g) of the Act:
         Common Stock, $.001 par value (Title of Class)
                Class C Warrants (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X        No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The approximate aggregate market value of voting stock held by nonaffiliates of the registrant is $3,780,000 as of March 26,
 1996. *

The number of shares of registrant's Common Stock outstanding as of March 26, 1996: 8,977,429

               Documents Incorporated by Reference

                 Document                         Form 10-K Part(s)

                 None

*The number of shares held by nonaffiliates was determined by excluding from the number of shares outstanding 336,724 shares of Common Stock held by directors and officers outstanding at March 26, 1996. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of management and policies of the registrant, or that such person controls, is controlled by or is under common control with the registrant.
                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ALPHA 1 BIOMEDICALS, INC.
                               (Registrant)


                      By:   /s/  Michael L. Berman
                              Michael L. Berman
                       President and Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature               Title                   Date




 /s/  Michael L. Berman         President and Chief Executive
   Michael L. Berman              Officer
                                (Principal Executive Officer)

June 4, 1996