Form 10-Q
period 1996-06-30
ALPHA 1 BIOMEDICALS INC
filed 1996-08-14
CIK 707511

Page 14 of 14

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          June 30, 1996

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
(State or other jurisdiction of    (I.R.S. Employer
Identification Number)
incorporation or organization)

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

               Yes      X          No

     As of July 31, 1996, 9,102,429 shares of the registrant's common stock, par value $.001 per share, were issued and outstanding.


                    ALPHA 1 BIOMEDICALS, INC.

                            FORM 10-Q

                   QUARTER ENDED June 30, 1996

                              INDEX

                                                         Page No.
Part I.        Financial Information

          Item 1.   Financial Statements

                    Balance Sheets at June 30, 1996
                    (unaudited) and December 31, 1995
                    (audited)                                3

                    Statements of Operations for the three-
                    month period ended June 30, 1996
                    and six-month period ended June 30,
                    1996 and 1995                            4

                    Statements of Cash Flows for the six-
                    month period ended June 30, 1996 and
                    1995 (unaudited)                         5

                    Notes to Financial Statements          6-7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                            8-11

Part II.       Other Information

          Item 1.   Legal Proceedings                       12


          Item 6.   Exhibits and Reports on Form 8-K        13

Signatures                                                  14


                 Part I.  Financial Information


                    ALPHA 1 BIOMEDICALS, INC.

                  NOTES TO FINANCIAL STATEMENTS


     Alpha 1 Biomedicals, Inc. (the "Company"), a Delaware corporation, was incorporated in 1982. The Company has operated predominantly in a single industry segment, the biotechnology industry. Its activities have consisted of researching and developing new pharmaceutical products for the treatment of diseases or conditions that arise as a result of immune system disorders, including chronic viral infections, cancer and autoimmune disease.

     In December 1994, the Company reached a decision to focus its development efforts on Thymosin beta 4, a chemically synthesized copy of a natural hormone-like peptide that has shown promise in animal testing and laboratory studies as a treatment for cystic fibrosis, adult respiratory distress syndrome, chronic bronchitis and sepsis. The Company, in February 1996, took action to delay its development program for Thymosin beta 4. No products of the Company have received regulatory approval.

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

       Cash and short-term investment balances at June 30, 1996 total $42,081. This amount, based on the Company's commitments, is insufficient to satisfy current requirements. During February 1996, the Board of Directors approved a plan which provides for termination of all ongoing research and development activities, a reduction of leased space, a reduction of certain salaries and the severance of administrative staff. Management believes that significant revenue may be generated under a license agreement with SciClone Pharmaceuticals, Inc. ("SciClone"), which provides for the Company to receive royalty revenues from the sale of SciClone's product, Zadaxin, Thymosin alpha 1. The Company has entered into letter agreements with major vendors regarding the deferral of approximately $1,400,000 in payments that are due in exchange for a commitment to the vendors that payments will be made by the Company from future royalties to be received under the SciClone license agreement until the full amount of the liabilities have been liquidated or sooner if sufficient funding is obtained. Subsequent to June 30, 1996, the Company entered into an agreement with SciClone, whereby the Company may receive up to $500,000 in prepayment of royalties that would be due from future sales of Zadaxin, Thymosin alpha 1. The agreement provides that after royalty payments totaling $1.75 million have been made, the Company will forgo future royalties, if and when earned, equal to five times the amount of prepayment. However, existing financial resources will likely be exhausted before any such revenues are realized.

Under the recent agreement with SciClone, the Company has received a payment of $250,000. This amount will provide funding to enable the Company to continue its efforts to identify sources of financing that would enable the Company to continue its operations. An additional payment of up to $250,000 may be provided during the fourth quarter of the calendar year 1996 under the agreement with SciClone. In the event that substantial funding is not obtained, management estimates that the Company's current financial resources will fund operations, on a scaled-down basis, to the fourth quarter of 1996. However, if additional financing cannot be obtained, the Company will likely be forced to discontinue operations.

     Should the Company obtain additional funding, other factors relating to competition, dependence on third parties, uncertainty regarding patents, protection of proprietary rights, manufacturing of peptides and technology obsolescence could have a significant impact on the Company and its operations.

Financial Statements

     The Balance Sheets as of June 30, 1996 and December 31, 1995, the Statement of Operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the Statements of Cash Flows for the six-month periods ended June 30, 1996 and 1995, have been prepared without audit. In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996 and the results of operations and changes in cash flows for such period have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the three-month and six-month periods ended June 30, 1996, are not necessarily indicative of the operating results for the full year.

                    ALPHA 1 BIOMEDICALS, INC.
Item 2.

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

 Results of Operations for the Three-Month Period Ended June 30,
                              1996
     Compared to the Three-Month Period Ended June 30, 1995

     Revenues. Revenues for the three-month period ended June 30, 1996 were $3,783 as compared to $34,852 during the comparable period a year earlier. Current period revenues consisted of a royalty payment whereas revenues in the comparable period a year earlier consisted solely of payments under a consulting agreement.

     Expenses. Expenses for the three-month period ended June 30, 1996 were $382,495, a decrease of $569,824 from the comparable period a year earlier. Research and development expenses during the current period were $125,116, a decrease of $142,504 from the comparable period a year earlier. The decrease was primarily attributable to an expense reduction program which resulted in reduced: 1) compensation, 2) research material purchases; and 3) contribution to a Company-funded research grant. General and administrative expenses during the current period were $257,379, a decrease from the comparable period a year earlier of $427,320. The decrease primarily reflected the effect of a reduction in expense from that recorded in the prior period a year earlier for the estimated cost of the settlement of a class action suit and related legal expenses. Additionally, the current period reflects the effect of proprietary rights becoming fully amortized at March 31, 1996 and the elimination of current period expense.

     Other Items. Other income (expense) during the current three-month period totaled $2,803, a decrease of $54,900 from the comparable period a year earlier. The decrease reflects prior period net effect of increases in the market value of short term investments offset by advances to Viral Technologies, Inc. ("VTI"), a joint venture investment. Current period income reflects interest income on decreased short term investment balances.

     During the last quarter of fiscal 1995, the Company sold its 50% interest in VTI to CEL-SCI Corporation ("CEL-SCI") and accordingly, the Company did not provide funds to VTI for operating expenses during the current three- or six-month periods.

     Interest expense for the current three-month period reflects expense as calculated under the terms of the letter agreements with certain major vendors which were initiated during the current fiscal year.

  Results of Operations for the Six-Month Period Ended June 30,
   1996 Compared to the Six-Month Period Ended June 30, 1995.

Revenue. Revenues for the six-month period ended June 30, 1996 were $12,071 as compared to $45,894 during the comparable period a year earlier. Current period revenues consisted of $8,071 in royalty payments and $4,000 in consulting fees, whereas revenues in the comparable period a year earlier consisted solely of payments under a consulting agreement.

Expenses. Expenses for the six-month period ended June 30, 1996 were $1,400,942, a decrease of $466,662 from the comparable period a year earlier. Research and development expenses during the current period were $912,644, an increase of $295,457 over the comparable period a year earlier. The increase primarily reflects the net effect of increased expenses associated with the purchase of Thymosin beta 4 material and costs incurred in the conduct of preclinical studies offset by reduced compensation and contributions to a Company-funded research grant, and as a result of an expense reduction program initiated in the current period. General and administrative expenses during the current period were $488,298, a decrease of $762,119 from the comparable period a year earlier. The decrease was primarily the result of 1) decreased facility cost and related expense as a result of the closing of the Sunnyvale, California facility during March 1995 and subsequent assignment of the lease; 2) decreased legal expense during the current period; 3) a decrease in expense as a result of proprietary right becoming fully amortized; and 4) an adjustment reflecting a decrease in the market value assigned at December 31, 1995 to the shares of Common Stock that the Company will issue in settlement of the class action suit. See Part II,
Item 1, Legal Proceedings.

Other Items. Other income (expense) for the six-month period June 30, 1996 reflects a net expense of $27,626. This total reflects a loss of $34,028 recorded for the change in the market value of the balance of CEL-SCI common stock received by the Company in consideration for the sale of the Company's interest in VTI in fiscal 1995, offset by $6,402 in interest income from short term investments. Other income (expense) for the six-month period ended June 30, 1996, consisted primarily of increases in the market value and interest earnings on short term investments, $206,285, and by payments to VTI, the Company's former joint venture investment, totaling $143,406.

     Interest expense for the current six-month period totaled
$63,472, representing amounts due under the terms of the letter agreements with certain major vendors.

Capital Resources and Liquidity

     Since its inception in 1982, the Company's efforts have been directed toward conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of product for research, testing and clinical trials. The Company's accumulated deficit of $37,104,439 through June 30, 1996 has been primarily funded by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by the Company and limited product sales.

     During the first six months of 1996, revenues consisted of consulting services and royalty income from SciClone Pharmaceuticals, Inc. ("SciClone"). These revenue sources are substantially below the level required to cover fully the Company's expenses or to provide adequate cash flow. The Company currently has no other revenue-generating sources. Although the Company believes that royalty income from product sales of Thymosin alpha 1 by SciClone could be significant in the future, existing financial resources will likely be exhausted before any such revenues are realized. Subsequent to June 30, 1996, the Company entered into an agreement with SciClone, whereby the Company may receive up to $500,000 in prepayment of royalties that may be due from future sales of SciClone's product, Zadaxin, Thymosin alpha 1. The agreement provides that after royalty payments totaling $1.75 million have been made, the Company will forgo future royalties, if and when earned, equal to five times the amount of prepayment. The Company currently believes, based on its existing resources, that it will have sufficient cash to sustain its operations to the fourth quarter of 1996. If additional financing cannot be obtained prior to that time, the Company will likely be forced to discontinue operations.

     Since 1994, the Company has undertaken a cost reduction program including the approval by the Board of Directors during February 1996, of a plan which provides for termination of all ongoing research and development activities, a reduction of leased space, a reduction of certain salaries and the severance of administrative staff. As a result, the Company has reduced staffing levels from 29 employees to its current three employees and has closed all facilities except for its headquarters space. During April 1996, the Company further reduced costs by subletting its headquarters and relocating to more economical office space.

     Following the licensing to SciClone of additional rights to Thymosin alpha 1 in 1994, the Company in 1995 refocused its research efforts to Thymosin beta 4. Research activities and pre-clinical studies were initiated and accelerated based on anticipated cash resources that the Company expected to realize from a proposed merger. In anticipation of the merger and the cash that was to become available, the Company commenced placing orders for the conduct of research studies and for the purchase of Thymosin beta 4 material totaling $2,704,000. In January 1996, the Company learned of the issuance of a U.S. patent that could block the commercialization of Thymosin beta 4 as a mucolytic for the treatment for cystic fibrosis. Thereafter, the merger agreement was terminated by mutual agreement. The Company has delayed its development program for Thymosin beta 4, and has no products that have received regulatory approval. The Company has not generated significant revenues from operations and does not anticipate generating product revenues for the foreseeable future. The Company will require substantial funding in order to conduct further research and development activities and to manufacture and market the products which the Company intends to develop.

     Management plans to continue to investigate the possibility of strategic alliances or other partnership arrangements with entities interested in and with resources to develop Thymosin beta 4, or other business transactions which would allow the Company to generate resources to assure continuation of the Company's operations. However, there is no assurance that any such transaction can be completed.

     As a result of the termination of research and development activities, the Company canceled its research orders with certain vendors. The Company was able to cancel $1,204,000 of work not yet performed on outstanding orders of $2,704,000. Management has also entered into letter agreements with these major vendors which defer the remaining payments of approximately $1.4 million that are due in exchange for a commitment to the vendors of revenues received by the Company in the future under the SciClone license agreement until the full amounts of the liabilities have been liquidated. In the event that sufficient funding is obtained for the Thymosin beta 4 program, all amounts then due would become payable immediately. If substantial funding is not obtained, management estimates that the Company's financial resources would fund operations, on a substantially scaled-down basis, to the fourth quarter of 1996.

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

     In March 1996, a complaint was filed against the Company by a former employee in the Circuit Court of Montgomery County, Maryland, alleging discrimination in employment, wrongful termination and breach of contract. At the request of the Company, the case was moved to the U.S. District Court for the Maryland Southern District. In July 1996, the parties entered into a Stipulation of Dismissal in settlement of the suit.

     In March 1996, a complaint against the Company was filed by a former consultant to the Company in the Circuit Court for Wayne County, Michigan, alleging negligence, fraud, statutory indemnification and detrimental reliance. The plaintiff was seeking legal expenses and related costs associated with the investigation of the consultant by the Securities and Exchange Commission. On July 19, 1996, the complaint was dismissed.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.  None.

          (b) Reports on From 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1996.


                           SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Alpha 1 Biomedicals, Inc.
                                   (Registrant)





Date: August 14, 1996              By:  /s/  R.J. Lanham
                                   R.J. Lanham
                                   Vice President and
                                   Chief Financial Officer


ALPHA 1 BIOMEDICALS, INC.
BALANCE SHEETS

                                         June 30,            December 31,
                                           1996                 1995
                                        (unaudited)

ASSETS

Current assets
     Cash and cash equivalents          $    42,081      $    546,797
     Short term investments                    -              284,538
     Prepaid insurance                       72,185           130,951
     Other current assets                    11,934            15,753

          Total current assets              126,200           978,039

Fixed assets, net                            10,445            59,530
Proprietary rights, net                         -              64,672
Due from related party                       72,794            80,596
Other assets                                 15,831            14,610

          Total assets                 $    225,270     $   1,197,447

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                  $  1,421,979     $     258,051
     Accrued expenses                       285,464           976,600

          Total current liabilities       1,707,443         1,234,651

Long-term liabilities                          -              -

          Total liabilities               1,707,443         1,234,651

Stockholders' equity
     Preferred stock, $.001 par value per share,
     1,000,000 authorized; no shares issued            -         -
     Common stock, par value $.001 per share,
     20,000,000 shares authorized;
     9,102,429 issued and outstanding         9,102            8,977
     Additional paid-in capital          35,613,164       35,578,289
     Accumulated deficit                (37,104,439)     (35,624,470)

        Total stockholders' equity       (1,482,173)         (37,204)

        Total liabilities and
        stockholders' equity            $   225,270     $  1,197,447


ALPHA 1 BIOMEDICALS, INC.
STATEMENTS OF OPERATIONS



      Three months ended                        Six months ended
           June 30,                                June 30,
          (unaudited)                             (unaudited)

       1996             1995                  1996               1995

Revenues
  Product sales, royalties and consulting
 $    3,783          $  34,852         $    12,071         $    45,894

Total revenues
      3,783             34,852              12,071              45,894

Expenses
     Research and product
     development
    125,116            267,620             912,644             617,187

     General and administrative
    257,379            684,699             488,298           1,250,417

Total expenses
    382,495            952,319           1,400,942           1,867,604

Operating loss
   (378,712)          (917,467)         (1,388,871)         (1,821,710)

Other income (expense)
      2,803             57,714             (27,626)             62,878

Interest expense
    (34,297)              -                (63,472)                -

Net loss
$  (410,206)     $    (859,753)      $  (1,479,969)     $   (1,758,832)

Net loss per common share
$     (0.05)     $       (0.10)         $    (0.16)         $    (0.20)


Weighted average number
of common shares outstanding
  9,092,814          8,977,429           9,035,121           8,977,429


        ALPHA 1 BIOMEDICALS, INC.
        STATEMENTS OF CASH FLOWS


                                                  Six months ended
                                                       June 30,

                                                  1996           1995
                                               (unaudited)

Cash flows from operating activities:
     Net loss                            $  (1,479,969)         $(1,758,832)

Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation                               8,416               31,515
      Amortization                              64,672              129,343
      Equity in losses of VTI                      -                143,406
      Litigation settlement in common stock    (60,000)                -
      Loss on  disposal/writedown of
      fixed assets                              26,969               32,703
     Changes in operating assets and
       liabilities:
       Decrease in prepaid insurance            58,766               80,170
       Decrease in other current assets          3,819              152,553
       Decrease in due from related party        7,802               66,589
       (Increase) decrease in other assets      (1,221)              67,300
       Increase (decrease) in accounts
         payable                             1,163,928             (202,971)
       Decrease in accrued expenses           (631,136)            (147,685)

Net cash used in operating activities         (837,954)          (1,405,909)

Cash flows from investing activities:
     Sale of short term investments, net       284,538            1,663,033
     Advances to VTI                               -               (143,406)
     Proceeds from the sale of fixed assets     13,700              120,500

Net cash used in investing activities          298,238            1,640,127

Cash flows from financing activities:
     Proceeds from issuance of common
     stock/warrants                             35,000                 -

Net cash provided by financing activities       35,000                 -

Net (decrease) increase in cash and
    cash equivalents                          (504,716)            234,218

Cash and cash equivalents at beginning
    of period                                  546,797              13,705

Cash and cash equivalents at
    end of period                        $      42,081        $    247,923