Form 10-Q
period 1996-09-30
ALPHA 1 BIOMEDICALS INC
filed 1996-11-12
CIK 707511

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC.  20549

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended             September 30, 1996
                                ---------------------------------------------

                                      OR

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________________ to _____________________


                       Commission file number    0-15070
                                              -----------------

                           Alpha 1 Biomedicals, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                               52-1253406
-------------------------------       ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

                            6707 Democracy Boulevard
                                   Suite 111
                            Bethesda, MD  20817-1129
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                  301-564-4400
              ---------------------------------------------------
              (Registrants telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes         X                     No
                        ----------------                 ------------------

         As of October 31, 1996, 9,102,429 shares of the registrant's common stock, par value $.001 per share, were issued and outstanding.

                           ALPHA 1 BIOMEDICALS, INC.

                                   FORM 10-Q

                        QUARTER ENDED September 30, 1996

                                     INDEX

                                                                                            Page No.
                                                                                            --------
Part I.          Financial Information

                 Item 1.          Financial Statements

                                  Balance Sheets at September 30, 1996                           3
                                  (unaudited) and December 31, 1995
                                  (audited)

                                  Statements of Operations for the three-                        4
                                  month periods ended September 30, 1996 and 1995
                                  and nine-month periods ended September 30,
                                  1996 and 1995 (unaudited)

                                  Statements of Cash Flows for the nine-                         5
                                  month periods ended September 30, 1996 and
                                  1995 (unaudited)

                                  Notes to Financial Statements                                6-7

                 Item 2.          Management's Discussion and Analysis of                     8-11
                                  Financial Condition and Results of
                                  Operations

Part II.                  Other Information

         Item 1.          Legal Proceedings                                                     12

         Item 6.          Exhibits and Reports on Form 8-K                                      12

Signatures                                                                                      13

                         Part I.  Financial Information


                           ALPHA 1 BIOMEDICALS, INC.
                                 BALANCE SHEETS



                                                           September 30,        December 31,
                                                               1996                1995
                                                               ----                ----
                                                           (unaudited)
ASSETS
Current assets
     Cash and cash equivalents                              $   119,259       $   546,797
     Short term investments                                      -                284,538
     Prepaid insurance                                           35,679           130,951
     Other current assets                                         7,302            15,753
                                                            -----------       -----------

             Total current assets                               162,240           978,039

     Fixed assets, net                                            8,727            59,530
     Proprietary rights, net                                      -                64,672
     Due from related party                                      72,730            80,596
     Other assets                                                15,831            14,610
                                                            -----------       -----------

             Total assets                                   $   259,528       $ 1,197,447
                                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------

Current liabilities
     Accounts payable                                      $  1,480,943      $    258,051
     Accrued expenses                                           334,122           976,600
                                                           ------------      ------------

              Total current liabilities                       1,815,065         1,234,651

Long-term liabilities                                            -                 -
                                                           ------------      ------------

              Total liabilities                               1,815,065         1,234,651
                                                           ------------      ------------
Stockholders' equity
     Preferred stock, $.001 par value per share,
      1,000,000 authorized; no shares issued                     -                 -
     Common stock, par value $.001 per share,
      20,000,000 shares authorized; 9,102,429 and
      8,977,429 issued and outstanding, respectively              9,102             8,977
     Additional paid-in capital                              35,613,164        35,578,289
     Accumulated deficit                                    (37,177,803)      (35,624,470)
                                                           ------------      ------------

               Total stockholders' equity                    (1,555,537)          (37,204)
                                                           ------------      ------------

               Total liabilities and stockholders' equity  $    259,528      $  1,197,447
                                                           ============      ============

                           ALPHA 1 BIOMEDICALS, INC.
                            STATEMENTS OF OPERATIONS




                                                               Three months ended                    Nine months ended
                                                                  September 30,                         September 30,
                                                                  -------------                         -------------

                                                                  (unaudited)                            (unaudited)

                                                            1996               1995               1996                1995
                                                            ----               ----               ----                ----
Revenues

     Product sales, royalties and consulting         $     254,641      $       5,589       $     266,712       $      51,483
                                                     -------------      -------------       -------------       -------------

Total revenues                                             254,641              5,589             266,712              51,483
                                                     -------------      -------------       -------------       -------------

Expenses
    Research and product
     development                                            70,581            659,698             983,225           1,276,885
    General and administrative                             224,125            346,015             712,423           1,596,432
                                                     -------------      -------------       -------------       -------------

Total expenses                                             294,706          1,005,713           1,695,648           2,873,317
                                                     -------------      -------------       -------------       -------------

Operating loss                                             (40,065)        (1,000,124)         (1,428,936)         (2,821,834)
Other income (expense)                                         998             39,650             (26,628)            245,934
Equity in loss of VTI                                      -                  (37,620)            -                  (181,026)
Interest expense                                           (34,297)           -                   (97,769)            -
                                                     -------------      -------------       -------------       -------------

Net loss                                                   (73,364)          (998,094)         (1,553,333)         (2,759,926)
                                                     =============      =============       =============       =============

Net loss per common share                            $       (0.01)     $       (0.11)      $       (0.17)      $       (0.31)
                                                     =============      =============       =============       =============

Weighted average number
of common shares outstanding                             9,102,429          8,977,429           9,057,721           8,977,429
                                                     =============      =============       =============       =============


                           ALPHA 1 BIOMEDICALS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                        Nine months ended
                                                                           September 30,

                                                           -----------------------------------------
                                                                    1996                   1995
                                                                    ----                   ----
                                                                             (unaudited)
Cash flows from operating activities:
     Net loss                                               $    (1,553,333)        $    (2,756,926)

Adjustments to reconcile net loss to net
     cash used in operating activities:
          Depreciation                                               10,134                  41,181
          Amortization                                               64,672                 194,015
          Equity in losses of VTI                                    -                      181,026
          Litigation settlement in common stock                     (60,000)                 -
          Loss on disposal/writedown of fixed assets                 29,969                  32,703
          Changes in operating assets and liabilities:
             Decrease in prepaid insurance                           95,272                 114,738
             Decrease in other current assets                         8,451                 169,835
             Decrease in due from related party                       7,866                  28,760
             (Increase) decrease in other assets                     (1,221)                 67,300
             Increase (decrease) in accounts payable              1,222,892                (333,158)
             Decrease in accrued expenses                          (582,478)               (228,282)
                                                            ---------------         ---------------


Net cash used in operating activities                              (760,776)             (2,488,808)
                                                            ---------------         ---------------

Cash flows from investing activities:
     Sale of short term investments, net                            284,538               2,941,616
     Advances to VTI                                                 -                     (181,026)
     Proceeds from the sale of fixed assets                          13,700                 120,500
                                                            ---------------         ---------------


Net cash used in investing activities                               298,238               2,881,090
                                                            ---------------         ---------------


Cash flows from financing activities:
     Proceeds from issuance of common stock/warrants                 35,000                  -
                                                            ---------------         ---------------


Net cash provided by financing activities                            35,000                  -
                                                            ---------------         ---------------


Net (decrease) increase in cash and cash equivalents               (427,538)                392,282

Cash and cash equivalents at beginning of period                    546,797                  13,705
                                                            ---------------         ---------------

Cash and cash equivalents at end of period                  $       119,259         $       405,987
                                                            ===============         ===============

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

         Cash and short-term investment balances at September 30, 1996 total $119,259. This amount, based on the Company's commitments, is insufficient to satisfy current requirements. During February 1996, the Board of Directors approved a plan which provides for termination of all ongoing research and development activities, a reduction of leased space, a reduction of certain salaries and the severance of administrative staff. Management believes that significant revenue may be generated under a license agreement with SciClone Pharmaceuticals, Inc. ("SciClone"), which provides for the Company to receive royalty revenues from the sale of SciClone's product, Zadaxin(R), Thymosin alpha 1. The Company has entered into letter agreements with major vendors regarding the deferral of approximately $1,400,000 in payments that are due in exchange for a commitment to the vendors that payments will be made by the Company from future royalties to be received under the SciClone license agreement until the full amount of the liabilities have been liquidated or sooner if sufficient funding is obtained. During August 1996, the Company entered into an agreement with SciClone, whereby the Company may receive up to $500,000 in non-refundable prepayments of royalties that would be due from future sales of Zadaxin(R), Thymosin alpha 1. The agreement provides that after royalty payments totaling $1.75 million have been made, the Company will forgo future royalties, if and when earned, equal to five times the amount of prepayment. However, existing financial resources will likely be exhausted before any such revenues are realized.

         Under the recent agreement with SciClone, the Company received a payment of $250,000 in August and an additional payment of $125,000 during October. These receipts will provide funding to enable the Company to continue its efforts to identify sources of financing that would enable the Company to continue its operations. An additional payment of up to $125,000 may be provided during the latter part of the fourth quarter of the calendar year 1996 under the agreement with SciClone. In the event that substantial funding is not obtained, management estimates that the Company's current financial resources will fund operations, on a scaled-down basis, to the first quarter of 1997. However, if additional financing cannot be obtained, the Company will likely be forced to discontinue operations.

         Should the Company obtain additional funding, other factors relating to competition, dependence on third parties, uncertainty regarding patents, protection of proprietary rights, manufacturing of peptides and technology obsolescence could have a significant impact on the Company and its operations.

Financial Statements

        The Balance Sheet as of September 30, 1996, the Statements of Operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the Statements of Cash Flows for the nine-month periods ended September 30, 1996 and 1995, have been prepared without audit. In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996 and the results of operations and changes in cash flows for such period have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the three-month and nine-month periods ended September 30, 1996, are not necessarily indicative of the operating results for the full year.

                          ALPHA 1 BIOMEDICALS, INC.
Item 2.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

  Results of Operations for the Three-Month Period Ended September 30, 1996
         Compared to the Three-Month Period Ended September 30, 1995

         Revenues. Revenues for the three-month period ended September 30, 1996 were $254,641 as compared to $5,589 during the comparable period a year earlier. Current period revenues consisted of a royalty payments from SciClone Pharmaceuticals, Inc. of which $250,000 is a non-refundable payment related to a prepaid royalty agreement executed during August 1996. Revenues in the comparable period a year earlier primarily related to payments under a consulting agreement.

         Expenses. Expenses for the three-month period ended September 30, 1996 were $294,706, a decrease of $711,007 from the comparable period a year earlier. Research and development expenses during the current period were $70,581, a decrease of $589,117 from the comparable period a year earlier. The decrease was primarily attributable to an expense reduction program which resulted in reduced: (1) research material purchases; (2) contribution to a Company-funded research grant; and (3) compensation. General and administrative expenses during the current period were $224,125, a decrease from the comparable period a year earlier of $121,890. The decrease primarily reflects the result of the expense reduction program, reduced compensation, legal and occupancy expenses as compared to the same period a year earlier. Additionally, the current period reflects the effect of proprietary rights being fully amortized at March 31, 1996 and the elimination of that expense in the current period.

         Other Items. Other income (expense) during the current three-month period totaled $998, a decrease of $38,652 from the comparable period a year earlier. The current period other income, reflects interest earned on short term investments. The comparable period a year earlier consisted of interest earnings, $14,958, and increased valuation of investments, $24,692. The decrease in interest income in the current period is primarily attributable to decreased cash balances.

         During the latter part of fiscal 1995, the Company sold its 50% interest in Viral Technologies ("VTI") to CEL-SCI Corporation. Accordingly, the Company did not provide funds to VTI for operating expenses during the current three-month or nine-month periods.

         During both the current three- and nine-month periods, interest expenses consist of amounts calculated under letter agreements with several vendors.

   Results of Operations for the Nine-Month Period Ended September 30, 1996
         Compared to the Nine-Month Period Ended September 30, 1995.

         Revenues. Revenues for the nine-month period ended September 30, 1996 were $266,712 as compared to $51,483 during the comparable period a year earlier. Current period revenues consisted primarily of royalty payments from SciClone Pharmaceuticals, Inc., whereas revenues in the comparable period a year earlier consisted primarily of payments under a consulting agreement.

         Expenses. Expenses for the nine-month period ended September 30, 1996 were $1,695,648, a decrease of $1,177,669 from the comparable period a year earlier. Research and development expenses during the current period were $983,225 a decrease of $293,660 from the comparable period a year earlier. The decrease primarily reflects the net effect of increased expenses associated with the purchase of Thymosin beta 4 material and costs incurred in the conduct of preclinical studies offset by reduced compensation and contributions to a Company-funded research grant, and as a result of an expense reduction program initiated in the current period. General and administrative expenses during the current period were $712,423, a decrease of $884,009 from the comparable period a year earlier. The decrease was primarily the result of 1) decreased facility cost and related expense as a result of the closing of the Sunnyvale, California facility during March 1995 and subsequent assignment of the lease;
2) decreased legal expense during the current period; 3) a decrease in expense as a result of proprietary right becoming fully amortized; and 4) an adjustment reflecting a decrease in the market value assigned at December 31, 1995 to the shares of Common Stock that the Company will issue in settlement of the class action suit. See Part II, Item 1, Legal Proceedings.

         Other Items. Other income (expense) for the nine-month period September 30, 1996 reflects a net expense of $26,628. This total reflects a loss of $34,028 recorded for the change in the market value of the balance of CEL-SCI common stock received by the Company in consideration for the sale of the Company's interest in VTI in fiscal 1995, offset by $7,400 in interest income from short term investments. Other income (expense) for the nine-month period ended September 30, 1995 consisted primarily of increases in the market value and interest earnings on short term investments.

         Interest expense for the current nine-month period totaled $97,769, representing amounts due under the terms of the letter agreements with certain major vendors.

Capital Resources and Liquidity

         Since its inception in 1982, the Company's efforts have been directed toward conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of product for research, testing and clinical trials. The Company's accumulated deficit of $37,177,803 through September 30, 1996 has been primarily funded by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by the Company and limited product sales.

         During the first nine months of 1996, revenues consisted of consulting services and royalty income from SciClone Pharmaceuticals, Inc. ("SciClone"). These revenue sources are substantially below the level required to cover fully the Company's expenses or to provide adequate cash flow. The Company currently has no other revenue-generating sources. Although the Company believes that royalty income from product sales of Thymosin alpha 1 by SciClone could be significant in the future, existing financial resources will likely be exhausted before any such revenues are realized. During August

1996, the Company entered into an agreement with SciClone, whereby the Company may receive up to $500,000 in non-refundable prepayments of royalties that may be due from future sales of SciClone's product, Zadaxin(R), Thymosin alpha 1. The agreement provides that after royalty payments totaling $1.75 million have been made, the Company will forgo future royalties, if and when earned, equal to five times the amount of prepayment. The Company currently believes, based on its existing resources, that it will have sufficient cash to sustain its operations to the first quarter of 1997. If additional financing cannot be obtained prior to that time, the Company will likely be forced to discontinue operations.

         Since 1994, the Company has undertaken a cost reduction program including the approval by the Board of Directors during February 1996, of a plan which provides for termination of all ongoing research and development activities, a reduction of leased space, a reduction of certain salaries and the severance of administrative staff. As a result, the Company has reduced staffing levels from 29 employees to four employees and has closed all facilities except for its headquarters space. During April 1996, the Company further reduced costs by subletting its headquarters and relocating to more economical office space.

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

         As a result of the termination of research and development activities, the Company canceled its research orders with certain vendors. The Company was able to cancel $1,204,000 of work not yet performed on outstanding orders of $2,704,000. Management has also entered into letter agreements with these major vendors which defer the remaining payments of approximately $1.4 million that are due in exchange for a commitment to the vendors of revenues received by the Company in the future under the SciClone license agreement until the full amounts of the liabilities have been liquidated. In the event that sufficient funding is obtained for the Thymosin beta 4 program, all amounts then due would become payable immediately. If substantial funding is not obtained, management estimates that the Company's financial resources would fund operations, on a substantially scaled-down basis, to the first quarter of 1997.

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

         In March 1996, a complaint against the Company was filed by a former consultant to the Company in the Circuit Court for Wayne County, Michigan, alleging negligence, fraud, statutory indemnification and detrimental reliance. The plaintiff was seeking legal expenses and related costs associated with the investigation of the consultant by the Securities and Exchange Commission. Following removal of the case to U.S. District Court for the Eastern District of Michigan, the complaint, on July 19, 1996, was dismissed by the court. The plaintiff has appealed.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.  None.

         (b) Reports on From 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Alpha 1 Biomedicals, Inc.
                                        -------------------------
                                        (Registrant)





Date: November 8, 1996                  By:        /s/ R.J. Lanham
                                           -------------------------------
                                        R.J. Lanham
                                        Vice President and
                                        Chief Financial Officer