Form 10-K405
period 1996-12-31
ALPHA 1 BIOMEDICALS INC
filed 1997-03-31
CIK 707511

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
For the year ended December 31, 1996
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

Commission file number:  0-15070

                            Alpha 1 Biomedicals, Inc.
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        52-1253406
-------------------------------           --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                       6707 Democracy Boulevard, Suite 111
                          Bethesda, Maryland 20817-1129
            --------------------------------------------------------
           (Address of principal executive offices including zip code)
        Registrant's telephone number, including area code: 301-564-4400
                                                            ------------
           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
    Title of each class                             which registered
    -------------------                        ----------------------------
           None                                               N/A

           Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, $.001 par value (Title of Class)
                 -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X           No
                             --------------    -------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The approximate aggregate market value of voting stock held by nonaffiliates of the registrant is $870,000 as of March 24, 1997.*

The number of shares of registrant's Common Stock outstanding as of March 24, 1997: 11,477,429

                       Documents Incorporated by Reference
                       -----------------------------------

         Document                                    Form 10-K Part(s)
         --------                                    -----------------

         None

*The number of shares held by nonaffiliates was determined by excluding from the number of shares outstanding 1,821,318 shares of Common Stock held by directors and officers outstanding at March 24, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of management and policies of the registrant, or that such person controls, is controlled by or is under common control with the registrant.

                                    PART I


ITEM 1.  BUSINESS

General

Alpha 1 Biomedicals, Inc. (the "Company" or "Alpha 1") is a pharmaceutical research and development company focusing on the development of products to treat a variety of human diseases. The Company plans to utilize a virtual product development strategy, which is an approach that will not require it to maintain its own research and development laboratories or manufacturing facilities. The strategy consists of (i) identifying, evaluating and in-licensing pharmaceutical product opportunities that appear to have significant commercial potential; (ii) designing preclinical and/or clinical protocols to test such products; (iii) utilizing third party contract manufacturers to supply clinical grade material and third party contract research organizations to perform pre-clinical and/or clinical studies in accordance with its designed protocols; and (iv) pursuing sublicense arrangements with established pharmaceutical companies to support late stage clinical testing and ultimately marketing if regulatory approval is obtained.

At the current time, Alpha 1 employs four individuals. These employees are responsible for general corporate activities, product development planning and the selection and management of the various external resources necessary to conduct preclinical and clinical studies. Alpha 1 has no plans to invest in laboratory or manufacturing infrastructure or to hire personnel to undertake activities that are generally available from reliable outside suppliers. Alpha 1 believes that this strategy will maximize its ability to allocate resources rapidly to different projects and reduce risk.

The product development activities of the Company have been substantially suspended pending receipt of additional financing.

FIRST COMMERCIAL DEVELOPMENT -- THYMOSIN ALPHA 1

Alpha 1's first commercial development project focused on a 28 amino acid peptide, called Thymosin alpha 1, shown to regulate the immune system in animal models. The commercial development of this product was licensed to SciClone Pharmaceuticals, Inc. ("SciClone") in November 1994, whose trademark for the product is Zadaxin(R). SciClone has received regulatory approval to market Zadaxin Thymosin alpha 1 as a therapy for hepatitis B in three Asian countries -- the Peoples Republic of China, Singapore and the Republic of the Philippines. SciClone has advised the Company that new drug applications for Zadaxin are under review in eleven countries and that it plans to file approximately ten additional new drug applications to market Zadaxin in Asia, the Middle East and Latin America during 1997.

Should SciClone be successful in its efforts to commercialize Zadaxin, of which there is no assurance, Alpha 1 is entitled to receive certain royalties on SciClone's net sales revenue from licensed products that range from 3% to 7% depending on SciClone's rights in the country in which the sales occur. Alpha 1's right to receive royalties continues at least until September 30, 2002. If at the end of this eight-year period the Company has not realized royalty payments in the amount of $35 million, then SciClone's royalty obligation will continue until the earlier of (i) the payment to the Company of royalties aggregating $35 million or (ii) September 30, 2009. In 1996, the Company entered into an agreement with SciClone whereby the Company received a nonrefundable payment of royalties in the amount of $500,000, which is included in revenue in 1996. In exchange, the Company agreed that after royalty payments totaling $1.75 million have been made, the Company will forgo future royalties, if and when earned, in an amount equal to $2.5 million. Approximately $1.3 million, plus accrued interest thereon, of the first $1.75 million in royalties has been committed by the Company for repayment to certain vendors.

PRODUCT UNDER DEVELOPMENT -- THYMOSIN BETA 4

The Company has established a plan to develop a proprietary peptide called Thymosin beta 4 as a treatment for Adult Respiratory Distress Syndrome ("ARDS"). To date, the Company has conducted limited pharmacology and toxicology testing in animals. Additional animal testing will be required before Thymosin beta 4 can be tested in humans. The development and testing of Thymosin beta 4 is contingent upon the receipt of substantial additional funding.

Originally isolated from calf thymus, Thymosin beta 4 is a chemically synthesized copy of a natural human peptide, consisting of 43 amino acid residues. Thymosin beta 4 is found in high concentration in blood platelets, white blood cells and in a majority of other tissues, and has been shown to be a unique peptide with well-characterized biochemical properties and actions.

Thymosin beta 4 is believed to be involved in a wide variety of cellular and physiological processes as shown by the enhancement of antigen presentation by macrophages in mice, macrophage migration inhibition in guinea pigs and phenotypic changes in T-cell lines. In animal models of septic shock, Thymosin beta 4 has been shown to reduce death in a dose-dependent manner, presumably by modulating pathologic mediators of inflammation and cell death.

Biological distribution of Thymosin beta 4 suggests a more general function in addition to its role as an immune factor. Thymosin beta 4 is actively involved in the cellular microfilament system, functioning as an actin sequestering peptide and potent regulator of actin polymerization in all living eukaryotic cells. Actin is an abundant protein and plays a central role in cell structure and motility. When actin is released from dying or injured cells, it polymerizes to actin filaments. The presence of large quantities of filaments of actin in blood vessels can be damaging and fatal. Extracellular filamentous actin may play a role in stimulating the immune system.

Based on these characteristics, the Company believes that Thymosin beta 4 could be used as a treatment for ARDS. ARDS is a condition in which previously healthy individuals are subject to a life-threatening disorder associated with an inflammatory onslaught in response to infection (sepsis) or injury. ARDS represents a major cause of death among young adults and is the result of loss of regulation of normal host defense processes, resulting in runaway inflammatory tissue injury.

ARDS, often considered the lethal end-point to an underlying disease, occurs when pathogens or toxins from a localized infection or injury spread through the bloodstream to the entire body. Invasion into the bloodstream by bacteria, their toxic metabolites or other toxins causes the release of substances which damage the blood vessel walls and other tissues of the lungs. This triggers a cascade of events, which eventually leads to hypotension with low systemic vascular resistance, lung failure and death. Overall mortality from ARDS may approach 60 percent, and in the presence of neoplasm it may reach 90 percent.

Although it is estimated that 95% of all ARDS cases are caused by infections of some kind, an infection is not the only event that can lead to ARDS. Five percent of the cases are individuals with severe injury or major trauma without signs of infection.

The Company believes that Thymosin beta 4, administered intravenously to patients, may be able to affect the release and nature of substances which damage lung vasculature and tissue that lead to ARDS. As an actin-sequestering peptide and immune modulator, Thymosin beta 4 has been shown to have a modulatory influence on inflammatory mediators of disease and the inflammatory responses that lead to direct pulmonary capillary injury (endothelial cell damage), microvascular leak (pulmonary extravasation and edema), microcirculatory ischemia (further endothelial cell damage), and lung dysfunction and failure - all symptoms associated with ARDS.

PRODUCT DEVELOPMENT RELATING TO THYMOSIN BETA 4

The Company suspended development of Thymosin beta 4 as a treatment for cystic fibrosis in February 1996. Since that time, the Company has designed plans for the preclinical and clinical testing of Thymosin beta 4 for the treatment of ARDS associated with septic shock. In December 1996 and January 1997, two United States patents were granted, to which the Company has exclusive license, protecting the use of Thymosin beta 4 for the treatment of septic shock. Management believes, but cannot be certain, that these patents afford exclusivity to the use of Thymosin beta 4 for the treatment of ARDS, known to be the lethal outcome of septic shock. (See "Proprietary Rights.")

In March 1997, the Company commenced limited funding of a research contract with a major United States university to determine the effect of Thymosin beta 4 in a sheep model of ARDS. This model is generally recognized as the most relevant animal model for predicting the efficacy of drug treatments for various pulmonary conditions, particularly ARDS. This contract represents a commitment by the Company of $68,298.

Product development activities necessary to support the filing of an Investigational New Drug Application ("IND") for human clinical testing include:

      -     Manufacturing of preclinical supplies
      -     Pharmacology studies
      -     Toxicology studies
      -     Manufacture of clinical supplies
      -     Development of radioimmunoassay for Thymosin beta 4

Some of these activities have been completed, while others have been suspended. Additional studies will be required to further assess the safety of Thymosin beta 4 in animals for further assurance of safety in humans. The Company does not at present have sufficient funds to complete these preclinical activities.

MANUFACTURING

Alpha 1 will manufacture Thymosin beta 4 by contract through qualified outside sources. The Company has decided that investment in product development, rather than investment in manufacturing plants, is prudent especially when the outcome of clinical trials and likelihood of approval cannot be predicted. This manufacturing strategy reduces financial risk associated with building a manufacturing facility and increases the chances for success by relying on experienced third parties.

Contract manufacturing sites have been identified for the synthesis of the peptide, production of the bulk pharmaceutical chemical and finished drug. Contractors are selected on the basis of their supply capability, ability to produce a drug substance in accordance with current Good Manufacturing Practice ("GMP") requirements and meet Company-established specifications.

COMPETITION

The Company is engaged in a business that is highly competitive. Research and development activities for the development of drugs to treat ARDS patients are being sponsored or conducted by private and public institutions and by major pharmaceutical companies located in the United States and a number of foreign countries. Many of these companies and institutions have financial and human resources that are substantially greater than those of the Company, and that have extensive experience in conducting research and development activities and clinical testing and in obtaining the regulatory approvals necessary to market pharmaceutical products.

Currently, there is no specific therapy that is available or effective for the treatment of patients with ARDS.

GOVERNMENT REGULATIONS

Regulation by governmental authorities in the United States and foreign countries will be a significant factor in the manufacture and marketing of the Company's products and in its ongoing research and product development activities. Any product developed by the Company will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the U.S. Food and Drug Administration (the "FDA") and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal statutes and regulations require the expenditure of substantial resources. Any failure by the Company to obtain regulatory approval, or any delay in obtaining such approvals, could adversely affect the marketing of products being developed by the Company, its ability to receive product or royalty revenues and its liquidity and capital resources.

Preclinical testing in the laboratory must be conducted to evaluate the potential efficacy and the safety of the investigational drug. The results of these studies are submitted to the FDA as part of an IND, which must be reviewed and approved before clinical testing can begin. Typically, clinical evaluation involves a three stage process. In Phase I, trials are conducted with a small number of subjects to determine the safety profile, the pattern of drug distribution and metabolism. In Phase II, trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and other regulatory authorities

The results of the preclinical and clinical testing with detailed information on manufacturing are submitted to the FDA in the form of a New Drug Application ("NDA") or a Product License Application ("PLA") accompanied by an Establishment License Application ("ELA") for approval to commence commercial sales. In responding to an NDA, PLA or ELA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. Therefore, even if the Company completes Phase III clinical trials for certain of its products, there can be no assurance that the FDA will grant marketing approvals, or if granted, that they will be granted on a timely basis. If the FDA does approve a product, it may require, among other things, post-marketing testing, including potentially expensive Phase IV studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may be difficult and expensive to administer. Product approvals may be withdrawn if compliance with regulatory requirements are not maintained or if problems occur after the product reaches the market.

Under the Orphan Drug Act, the FDA may designate a product or products as having Orphan Drug status to treat "a rare disease or condition" which is a disease or condition that affects populations of less than 200,000 individuals in the United States, or, if victims of a disease number more than 200,000, the sponsor establishes that it does not realistically anticipate its product sales will be sufficient to recover its costs. If a product is designated as an Orphan Drug, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. One such incentive is market exclusivity. The sponsor that obtains the first marketing for a designated Orphan Drug for a given indication is eligible to receive marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug and for different indications. However, only the sponsor of the first approved NDA (or PLA) for a given drug for its use in treating a given rare disease may receive marketing exclusivity for such use. Even if a sponsor of a product for an indication for use with an Orphan Drug designation is the first to obtain FDA approval of an NDA (or PLA) for that designation and obtains marketing exclusivity, another sponsor's application for the same drug product may be approved by the FDA during the period of exclusivity if the FDA concludes that it is clinically superior.

While it may be advantageous to obtain Orphan Drug status for Thymosin beta 4 for the treatment of ARDS, there can be no assurance that the precise scope of protection that is currently afforded by Orphan Drug status will be available in the future or that the current level of exclusivity will remain in effect.

PROPRIETARY RIGHTS

A United States composition of matter patent for Thymosin beta 4, which expires in 1998, is held by The George Washington University ("GWU"). No corresponding foreign patent filings were made. The rights under the U.S. patent have been licensed by GWU to Hoffmann-La Roche Inc. ("HLR"), which in turn has licensed the U.S. patent rights to the Company on a sole and exclusive basis. Under its license agreement with HLR, the Company is obligated to pay HLR a royalty of 8% on net sales (excluding sales for research purposes) in the United States until the expiration of ten years from the date of the first commercial sale. If, during this period, the FDA approves Thymosin beta 4 for sale by a competitor, the royalty due HLR will be reduced to 4%. HLR is responsible for the royalty due GWU under the primary license agreement.

Under a research agreement with GWU, the Company has funded Thymosin beta 4 research at GWU and is entitled to a sole and exclusive world-wide license to any patents that result from such research. Under the research agreement, the Company is obligated to pay GWU a royalty of 4% of net sales of Thymosin beta 4. Pursuant to the research agreement, the Company has exclusive rights to patent applications filed in the United States and in Europe disclosing the use of Thymosin beta 4 for the treatment of septic shock and associated syndromes including ARDS. Two U.S. patents have issued. The first patent, No. 5,578,570, entitled "Method of Treating Septic Shock Using Thymosin beta 4," issued November 26, 1996; the second patent, No. 5,593,964, entitled "Method of Treating Septic Shock By Preventing Actin Polymerization," issued on January 14, 1997.

There is no assurance that any of the pending patent applications, to which the Company has rights, will result in the issuance of patents or that any patents issued will not be subject to challenge. In the case of a claim of patent infringement, there is no assurance that the Company will be able to afford the expense of any litigation that may be necessary to enforce its proprietary rights.

EMPLOYEES

Alpha 1 utilizes a product development strategy that involves contracting out research, development and manufacturing functions to third parties partially in order to minimize the expense and overhead associated with the maintenance of permanent employees and laboratory and manufacturing facilities. Consistent with this strategy, Alpha 1 currently has a total of four employees.

FORWARD LOOKING STATEMENTS

Any statements which are not actual facts contained in this document are forward looking statements that involve risks and uncertainties, including but not limited to, those relating to product demand, pricing, market acceptance, the effect of economic conditions, intellectual property rights and litigation, clinical trials, governmental regulations, competitive products, risks in product and technology development, the results of financing efforts, the ability to complete transactions and other risks identified in the Company's Securities and Exchange Commission filings.

ITEM 2.  PROPERTIES

The Company's corporate headquarters are located in Bethesda, Maryland where it leases approximately 550 square feet of office space.

ITEM 3.  LEGAL PROCEEDINGS

In March 1996, a complaint against the Company was filed by a former consultant to the Company in the Circuit Court for Wayne County, Michigan, alleging negligence, fraud, and detrimental reliance and claiming entitlement to indemnification. The consultant was seeking legal expenses and related costs associated with the investigation of the consultant by the Securities and Exchange Commission. On July 19, 1996, the complaint was dismissed. On August 15, 1996, the plaintiff filed a Notice of Appeal. In December 1996, a settlement was entered into pursuant to which the Company agreed to make a payment to the plaintiff of $10,000 and the appeal was subsequently dismissed. The Company entered into a settlement solely to avoid the greater cost of continuing the litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The outstanding equity securities of the Company consist solely of shares of Common Stock. On February 28, 1997, the Company's outstanding Class C Warrants expired. Since May 25, 1995, the Common Stock has been traded on the OTC Bulletin Board under the symbols ALBM. Prior to that date, the stock was traded on the NASDAQ National Market. The Common Stock was initially issued to the public in 1986.

The following table sets forth the high and low closing prices as reported by OTC Bulletin Board for the Common Stock since May 25, 1995. Prior to that date, prices represent the high and low closing market prices reported by the NASDAQ National Market.

                                    Common  Stock
                                    -------------
                                  High          Low
                                  ----          ---
For the year ended
   December 31, 1996:
     First Quarter               11/16          1/6
     Second Quarter               7/16         3/16
     Third Quarter                9/32         1/10
     Fourth Quarter              17/64         1/16

For the year ended
   December 31, 1995:
     First Quarter               29/32          1/2
     Second Quarter
        April 1-May 24             5/8        15/32
        May 25 - June 30          9/16         3/10
     Third Quarter                7/10        15/64
     Fourth Quarter              13/32         5/32


As of March 17, 1997, there were approximately 1,525 holders of record of the Common Stock.

The Company has not paid a dividend on the Common Stock and does not anticipate that any cash dividends will be paid in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

4
ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA



BALANCE SHEET DATA                                                              December 31,
                                        ----------------------------------------------------------------------------------------


                                             1996                1995              1994               1993                1992
                                             ----                ----              ----               ----                ----
      Working capital                   $ (1,733,049)      $   (256,612)      $  3,273,945       $ 13,748,345       $  1,055,928
      Total assets                           313,268          1,197,447          4,917,011         17,310,252          3,476,916
      Total noncurrent liabilities              -                  -               371,250            421,151            362,373
      Accumulated deficit                (37,260,497)       (35,624,470)       (31,532,273)       (20,225,328)       (14,582,694)
      Stockholders' equity (deficit)      (1,638,231)           (37,204)         3,683,743         14,953,563          2,082,977



STATEMENTS OF OPERATIONS


                                                                           Year ended December 31,
                                        ----------------------------------------------------------------------------------------

                                             1996                1995              1994               1993                1992
                                             ----                ----              ----               ----                ----
Revenues                                $    542,243       $    105,591       $    720,383       $  1,374,751       $     65,683
                                        ------------       ------------       ------------       ------------       ------------
Expenses
      Cost of sales                            -                  -                131,875            701,561              -
      Research and product development     1,052,352          2,751,744          2,840,814          2,074,080          2,017,949
      General and administrative             968,568          2,060,891          8,606,641          4,227,066          2,145,742
                                        ------------       ------------       ------------       ------------       ------------

           Total expenses                  2,020,920          4,812,635         11,579,330          7,002,707          4,163,691
                                        ------------       ------------       ------------       ------------       ------------

Operating loss                            (1,478,677)        (4,707,044)       (10,858,947)        (5,627,956)        (4,098,008)
Equity in loss of VTI                          -               (181,026)          (347,455)          (328,750)          (221,400)
Gain on sale of VTI                            -                646,628              -                  -                  -
Interest expense                            (132,066)             -                  -                  -                  -
Other (expense) income                       (25,284)           149,245           (100,543)           314,072            156,702
                                        ------------       ------------       ------------       ------------       ------------

Net loss                                $ (1,636,027)      $ (4,092,197)      $(11,306,945)      $ (5,642,634)      $ (4,162,706)
                                        ============       ============       ============       ============       ============

Net loss per common share               $      (0.18)      $      (0.46)      $      (1.26)      $      (0.68)      $      (0.57)
                                        ============       ============       ============       ============       ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was organized to engage in the development of pharmaceutical products for the treatment of diseases or conditions that arise as the result of immune system disorders, chronic viral infections, cancer and autoimmune disease. Since it was founded in 1982 and through mid-1994, the primary focus of the Company was on efforts to commercialize Thymosin alpha 1 as a treatment for various disease indications or as a vaccine adjuvant. During this period, the Company's resources were primarily devoted to the evaluation of Thymosin alpha 1 as a treatment for chronic hepatitis B. In April 1994, the results of the Company's Phase III multicenter clinical trial for this indication were analyzed. These results did not show a statistically significant difference between the response of the treatment group and the placebo group. This led the Company to conclude that, without further testing, the results of the Phase III trial would not support an NDA to the U.S. Food and Drug Administration for approval of Thymosin alpha 1 as a sole treatment for chronic hepatitis B. Further testing, in the view of the Company, would be needed to support an NDA and would require a commitment of resources beyond its financial capacity.

In August 1994, the Company entered into a license agreement with SciClone Pharmaceuticals, Inc. ("SciClone") which became effective September 30, 1994 (the "New SciClone License Agreement") and which supersedes the original license agreement between the parties entered into in 1990 (the "Original SciClone License Agreement"). Under the New SciClone License Agreement, the Company granted to SciClone an exclusive license to the Company's patent and other proprietary rights with respect to Thymosin alpha 1 to develop, test, make, use and sell Thymosin alpha 1 and products containing Thymosin alpha 1 (collectively "Licensed Products") for all human and animal therapeutic and diagnostic uses. The license covers all countries of the world, except for several countries where the rights to Thymosin alpha 1 are held by other licensees of the Company.

In consideration for the license, the Company is entitled to receive a royalty on SciClone's net sales revenue from Licensed Products that ranges from 3% to 7% depending on whether SciClone's rights in the country in which the sales occur were acquired under the New SciClone License Agreement or the Original SciClone License Agreement and on whether SciClone has patent protection or comparable market exclusivity in such country. The Company's right to receive royalties continues until September 30, 2002. If at the end of such period the Company has not realized royalty payments of at least $35 million, then SciClone's royalty obligation will continue until the earlier of (i) the payment to the Company of royalties aggregating $35 million or (ii) September 30, 2009.

In 1996, the Company entered into an agreement with SciClone, whereby the Company received a nonrefundable payment of royalties in the amount of $500,000. In exchange, the Company agreed that, after additional royalty payments totaling $1,750,000 have been made, the Company will forgo future royalties, if and when earned, in an amount equal to $2,500,000.

Under the New SciClone License Agreement, the decision whether to continue the commercial development of Thymosin alpha 1 is at the sole discretion of SciClone. While the Company understands that SciClone is continuing with its efforts to commercialize Thymosin alpha 1 and has announced receipt of licenses to market Thymosin alpha 1 in several countries, there is no assurance either that SciClone will be successful or as to the amount of the royalty payments that the Company would receive based on SciClone's commercial sales.

As a consequence of the New SciClone License Agreement, the Company is no longer engaged in the commercial development of Thymosin alpha 1. It is the Company's current intention, subject to the receipt of the necessary financing, to focus on the prospects for the commercialization of Thymosin beta 4, an actin-binding peptide to which the Company holds certain proprietary rights.

RESULTS OF OPERATIONS

Revenues for the year ended December 1996 were $542,243 as compared to $105,591 for the year ended December 31, 1995, and $720,383 for the year ended December 31, 1994.

Revenues in 1996 consisted of royalty payments totaling $17,243, a $500,000 nonrefundable royalty payment in exchange for the agreement of the Company to forgo $2.5 million in possible future royalty payments, and a payment for consulting services of $25,000, all of which was provided by SciClone, whereas revenues in the 1995 and 1994 periods were primarily the result of product sales to and related consulting services for SciClone.

Expenses in 1996 totaled $2,020,920, as compared to $4,812,635 in 1995 and $11,579,330 in 1994. The decrease in expenses in 1996 from 1995 primarily reflects the effects of the Company suspending research activities and the effect of an expense reduction program initiated during early 1996. The cost reduction program included termination of all ongoing research and development activities, a reduction of leased spaced, a reduction of certain salaries and the severance of administrative staff. The Company now employs a staff of four and has closed all facilities, except for its headquarters space. During April 1996, the Company further reduced its costs by subletting its headquarters and by relocating to more economical office space. The decrease in expenses in 1995 from 1994 was attributable primarily to higher expenses in 1994 as a result of non-recurring general and administrative expenses in connection with (i) the Company's arbitration proceedings with SciClone and negotiation of the New SciClone License Agreement and (ii), the closing of the Company's Sunnyvale, California facility. The 1995 expenses were reduced as a result of staff reductions and related costs.

The net effect of operating activities was a net operating loss of $1,478,677 in 1996 as compared to net operating losses of $4,707,044 in 1995 and $10,858,947 in 1994.

Other (expense) income for each of the three years primarily reflects changes recorded as a result of fluctuation in the value of short term investments recorded in accordance with Statement of Financial Accounting Standards

("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

During 1995, the Company sold its 50% interest in Viral Technologies, Inc. In 1995, the Company recorded a gain on the sale of the Company's interest in VTI of $646,628. Equity losses of VTI for 1995 and 1994 reflect payments to VTI for the conduct of clinical activities of $181,026 and $347,455, respectively. As a result of the sale, there were no such payments made in 1996.

Interest expenses for 1996 total $132,066, representing amounts due under the terms of the vendor letter agreements with certain major vendors.

On January 1, 1994, the Company, as required, adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under the requirement, short term investments must be stated at values which approximate current market. The SFAS No. 115 unrealized losses recorded for 1996, 1995 and 1994 were $0, $37,091 and $386,995, respectively.

In 1996, the Company adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." The fair value accounting requirement of SFAS No. 123 would not have a material effect on the Company's net income and earnings per share.

CAPITAL RESOURCES AND LIQUIDITY

Since its inception in 1982, the Company's activities have consisted of conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of products for research, testing and clinical trials. The Company's accumulated deficit of $37,260,497 through December 31, 1996 has been primarily funded by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by the Company and limited product sales.

The Company has delayed its development program for Thymosin beta 4, and has no products that have received regulatory approval. The Company has not generated significant revenues from operations and does not anticipate generating product revenues for the foreseeable future. The Company will require substantial funding in order to re-activate and conduct its research and development activities and to manufacture and market the products which the Company intends to develop.

During 1996, revenues consisted of consulting services and royalty income from SciClone. These revenue sources are substantially below the level required to cover fully the Company's expenses or to provide adequate cash flow. On March 12, 1997, the Company concluded a private placement of four units consisting of Common Stock and Class D Warrants from which the Company received $200,000. Each unit consists of 500,000 shares of Common Stock and 165,000 Class D Warrants each having an exercise price of $0.10 per warrant and a term of ten years. The proceeds of the offering will be used in part to conduct preclinical animal studies at a major United States university using the Company's product, Thymosin beta 4, and to fund its operations into the second quarter of 1997. The Company currently believes, based on its existing resources, that it will have sufficient cash to sustain its operations to the middle of the second quarter of 1997. If additional financing cannot be obtained prior to that time, the Company likely will be forced to discontinue operations.

During 1995, the Company refocused its research efforts to Thymosin beta 4. Research activities and preclinical studies were initiated and accelerated based on anticipated cash resources that the Company expected to materialize through a proposed merger. In anticipation of the merger and the cash that was to become available, the Company commenced placing orders for the conduct of research studies and for the purchase of Thymosin beta 4 material totaling $2,704,000. In January 1996, the Company learned of the issuance of a U.S. patent that could block the commercialization of Thymosin beta 4 as a mucolytic for the treatment for cystic fibrosis. Thereafter, the merger agreement was terminated by mutual agreement.

The Company continues to pursue strategic alliances or other partnership arrangements with entities interested in and with resources to develop Thymosin beta 4, or other business transactions which would allow the Company to generate resources to assure continuation of the Company's operations.

As a result of the termination of research and development activities during 1996, the Company canceled research orders with certain vendors. The Company was able to cancel approximately $1,200,000 of work on outstanding orders of approximately $2,700,000. Management entered into separate letter agreements with four vendors, which in the aggregate totaled $1,323,000, to defer payment in exchange for a commitment to the vendors of revenues received by the Company in the future under the SciClone license agreement until the full amounts of the liabilities have been liquidated. In the event that sufficient funding is obtained for the Thymosin beta 4 program, all amounts then due would become payable immediately. During 1996, $132,066 of interest was accrued with respect to the vendor agreements.

During 1996, the Company subleased its former corporate headquarters facilities which exceeded requirements as a result of staff reductions, and leased space at a more economical facility which accommodates the Company's requirements for its current full time staff.

The effect of inflation and changing prices on the continuing operations of the Company is not expected to be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements begin on the following page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Alpha 1 Biomedicals, Inc.


In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Alpha 1 Biomedicals, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on the financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Price Waterhouse LLP


PRICE WATERHOUSE LLP


Washington, DC
March 24, 1997

                           ALPHA 1 BIOMEDICALS, INC.
                                 BALANCE SHEETS

                                                                          December 31,      December 31,
                                                                             1996               1995
                                                                             ----               ----


ASSETS
------
Current assets
       Cash and cash equivalents                                         $    153,725       $    546,797
       Short term investments                                                    -               284,538
       Prepaid insurance                                                       61,048            130,951
       Other current assets                                                     3,677             15,753
                                                                         ------------       ------------

               Total current assets                                           218,450            978,039

Fixed assets, net                                                               6,344             59,530
Proprietary rights, net                                                          -                64,672
Due from related party                                                         72,643             80,596
Other assets                                                                   15,831             14,610
                                                                         ------------       ------------

               Total assets                                              $    313,268       $  1,197,447
                                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities
       Accounts payable                                                  $    165,084       $    258,051
       Accrued expenses                                                       463,393            976,600
       Letter agreements with vendors                                       1,323,022               -
                                                                         ------------       ------------

               Total current liabilities                                    1,951,499          1,234,651
                                                                         ------------       ------------

Stockholders' equity (deficit)
       Preferred stock, $.001 par value per share,
        1,000,000 authorized; no shares issued                                   -                  -
       Common stock, par value $.001 per share,
        20,000,000 shares authorized; 9,102,429 and
         8,977,429 issued and outstanding, respectively                         9,102              8,977
       Additional paid-in capital                                          35,613,164         35,578,289
       Accumulated deficit                                                (37,260,497)       (35,624,470)
                                                                         ------------       ------------

               Total stockholders' equity (deficit)                        (1,638,231)           (37,204)
                                                                         ------------       ------------

               Total liabilities and stockholders' equity (deficit)      $    313,268       $  1,197,447
                                                                         ============       ============



   The accompanying notes are an integral part of these financial statements.

                           ALPHA 1 BIOMEDICALS, INC.
                            STATEMENTS OF OPERATIONS


                                                                       Year ended
                                                                       December 31,
                                               ------------------------------------------------------

                                                        1996               1995               1994
                                                        ----               ----               ----
Revenues

      Product sales, royalties and consulting      $    542,243       $    105,591       $    720,383
                                                   ------------       ------------       ------------

Total revenues                                          542,243            105,591            720,383
                                                   ------------       ------------       ------------

Expenses
      Cost of sales                                       -                  -                131,875
      Research and product
       development                                    1,052,352          2,751,744          2,840,814
      General and administrative                        968,568          2,060,891          8,606,641
                                                   ------------       ------------       ------------

Total expenses                                        2,020,920          4,812,635         11,579,330
                                                   ------------       ------------       ------------

Operating loss                                       (1,478,677)        (4,707,044)       (10,858,947)
Equity in loss of VTI                                     -               (181,026)          (347,455)
Gain on sale of VTI                                       -                646,628              -
Interest expense                                       (132,066)             -                  -
Other (expense) income                                  (25,284)           149,245           (100,543)
                                                   ------------       ------------       ------------

Net loss                                           $ (1,636,027)      $ (4,092,197)      $(11,306,945)
                                                   ============       ============       ============

Net loss per common share                          $      (0.18)      $      (0.46)      $      (1.26)
                                                   ============       ============       ============


Weighted average number
 of common shares outstanding                         9,068,959          8,977,429          8,976,114
                                                   ============       ============       ============



   The accompanying notes are an integral part of these financial statements.

                           ALPHA 1 BIOMEDICALS, INC.
                           STATEMENTS OF CASH FLOWS


                                                                                      Year ended
                                                                                     December 31,
                                                                -----------------------------------------------------
                                                                        1996               1995              1994
                                                                        ----               ----              ----

Cash flows from operating activities:
      Net loss                                                     $ (1,636,027)      $ (4,092,197)      $(11,306,945)

Adjustments to reconcile net loss to net
      cash used in operating activities:
           Depreciation                                                  12,517             47,947            281,490
           Amortization                                                  64,672            258,686            258,686
           Equity in losses of VTI                                       -                 181,026            347,455
           Litigation settlement in common stock                        (60,000)           200,000             -
           Loss on disposal/writedown of fixed assets                    26,969             32,703          1,558,799
           Loss on short term investments                                34,028             37,091            386,995
           Sale of short term investments                               250,510          3,425,406          5,947,549
           Loss on write-down of inventory                               -                  -                 540,841
           Changes in operating assets and liabilities:
                Increase in inventory                                    -                  -                 (57,054)
                Decrease (increase) in prepaid insurance                 69,903             22,259            (75,389)
                Decrease in other current assets                         12,076            206,260            145,917
                Decrease (increase) in due from related party             7,953             28,504           (109,100)
                (Increase) decrease in other assets                      (1,221)            73,300            (35,162)
                Decrease in accounts payable                            (92,967)          (128,904)        (1,042,580)
                (Decrease) increase in accrued expenses                (453,207)           301,537            352,391
                Increase in letter agreements with vendors            1,323,022             -                  -
                Decrease in unearned revenue                             -                  -                (383,331)
                Decrease in other liabilities                            -                  -                 (49,901)
                                                                   ------------       ------------       ------------

Net cash (used in) provided by operating activities                    (441,772)           593,618         (3,239,339)
                                                                   ------------       ------------       ------------

Cash flows from investing activities:
      Advances to VTI                                                    -                (181,026)          (347,455)
      Purchases of fixed assets                                          -                  -              (1,287,131)
      Proceeds from the sale of fixed assets                             13,700            120,500            177,739
                                                                   ------------       ------------       ------------

Net cash provided by (used in) investing activities                      13,700            (60,526)        (1,456,847)
                                                                   ------------       ------------       ------------

Cash flows from financing activities:
      Proceeds from issuance of common stock/warrants                    35,000             -                  37,125
                                                                   ------------       ------------       ------------

Net cash provided by financing activities                                35,000             -                  37,125
                                                                   ------------       ------------       ------------

Net (decrease) increase in cash and cash equivalents                   (393,072)           533,092         (4,659,061)

Cash and cash equivalents at beginning of period                        546,797             13,705          4,672,766
                                                                   ------------       ------------       ------------

Cash and cash equivalents at end of period                         $    153,725       $    546,797       $     13,705
                                                                   ============       ============       ============



   The accompanying notes are an integral part of these financial statements.

                            ALPHA 1 BIOMEDICALS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                    Common stock            Additional                           Total
                                             ---------------------------      paid-in       Accumulated      stockholders'
                                                 Shares         Amount        capital         deficit       equity (deficit)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                      8,964,929      $   8,965   $ 35,169,926   $(20,225,328)   $ 14,953,563

Issuance of stock upon exercise of options         12,500             12         37,113         -               37,125
Net loss                                           -                 -           -         (11,306,945)    (11,306,945)

--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                      8,977,429          8,977     35,207,039    (31,532,273)      3,683,743

Expiration of stock options                        -                 -          371,250         -              371,250
Net loss                                           -                 -           -          (4,092,197)     (4,092,197)

--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                      8,977,429          8,977     35,578,289    (35,624,470)        (37,204)

Issuance of common stock                          125,000            125         34,875         -               35,000
Net loss                                           -                 -           -          (1,636,027)     (1,636,027)

--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                      9,102,429      $   9,102   $ 35,613,164   $(37,260,497)   $ (1,638,231)

==========================================================================================================================



   The accompanying notes are an integral part of these financial statements.

                           ALPHA 1 BIOMEDICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

ORGANIZATION AND NATURE OF OPERATIONS

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

The Company has delayed its development program for Thymosin beta 4 during 1996 and has no products that have received regulatory approval. The Company has not generated significant revenues from operations and does not anticipate generating product revenues for the foreseeable future. The Company will require substantial funding in order to re-activate and conduct its research and development activities and to manufacture and market the products which the Company intends to develop. Management plans to continue to pursue strategic alliances or other partnership arrangements with entities interested in and with resources to develop Thymosin beta 4, or other business transactions which would allow the Company to generate resources to assure continuation of the Company's operations.

Cash and short-term investment balances at December 31, 1996 total $153,725. This amount, based on the Company's commitments, was insufficient to satisfy current requirements beyond March 1997. On March 12, 1997, the Company closed a private equity placement of four units consisting of Common Stock and Class D Warrants. Each unit consists of 500,000 shares of Common Stock and 165,000 Class D Warrants each having an exercise price of $0.10 per warrant and a term of ten years. The proceeds of the offering will be used in part to initiate preclinical animal studies at a major United States university using the Company's product, Thymosin beta 4, and to fund its operations for the second quarter of 1997. In the event that substantial funding is not obtained, the Company likely will be forced to discontinue operations. During the first quarter of 1996, the board of directors approved a plan which provides for termination of all ongoing research and development activities, a reduction of leased space, a reduction of certain salaries and the severance of administrative staff. Also, during the first quarter of 1996, management reached agreements with its major vendors to defer approximately $1,323,000 in payments that are due in exchange for a commitment to the vendors to make payments from revenues to be received by the Company in the future under the SciClone license agreement until the full amount of the liabilities have been liquidated.

Should the Company obtain substantial additional funding, other factors including competition, dependence on third parties, uncertainty regarding patents, protection of proprietary rights, manufacturing of peptides and technology obsolescence could have a significant impact on the Company and its operations.

Significant Events

Thymosin alpha 1. From 1982 to 1994 the Company sponsored and conducted research activities primarily on its product Thymosin alpha 1 as a potential treatment for chronic hepatitis B.

During 1994, several events relating to Thymosin alpha 1 had a significant impact on the business and the future direction of the Company. These events included the results of a Phase III clinical study and a license agreement entered into with SciClone. As a consequence of these events, the Company substantially reduced its operations and eliminated its manufacturing capability.

In April 1994, the Company's Phase III clinical study evaluating the use of Thymosin alpha 1 as a treatment for chronic hepatitis B was unblinded. The results from the trial did not appear to show statistically significant differences between the treatment and placebo groups. The Company concluded that the results of the trial would not support a New Drug Application to the U.S. Food and Drug Administration ("FDA") for the approval of six months of therapy with Thymosin alpha 1 as a sole treatment for chronic hepatitis B.

Effective September 30, 1994, as part of the settlement of an arbitration proceeding, the Company entered into a new license agreement with SciClone expanding the scope of the exclusive license granted to SciClone to manufacture, use and sell Thymosin alpha 1 for all uses. The new license agreement was coupled with a release by each party of the other from any and all prior claims and a termination of the arbitration proceeding without any damages to either party. As a consequence of the new license agreement with SciClone, the Company no longer is engaged in the commercial development, manufacture or sale of Thymosin alpha 1. As expanded, the license covers all countries of the world except for Italy, Spain and Portugal, which have been licensed by the Company to Sclavo, S.p.A., an Italian pharmaceutical company. Should Sclavo's rights in any of the three countries terminate for any reason, the proprietary rights in that country automatically are conveyed to SciClone under the terms of the New SciClone License Agreement. In consideration for the expanded SciClone license agreement, the Company will be entitled to receive a royalty on SciClone's net sales revenue from products covered by the license that ranges from 3% to 7% depending on whether SciClone's rights in the country in which the sales occur were acquired under the new license agreement or the original license agreement and on whether SciClone has patent protection or comparable market value exclusivity in such country. The license agreement provides that the Company's right to receive royalties continues until September 30, 2002, except that, if by September 30, 2002 the Company has not realized royalty payments of at least $35 million, SciClone's royalty obligation will continue until the earlier of
(i) the payment to the Company of royalties aggregating $35 million or (ii) September 30, 2009. Under the license agreement, the decision whether to continue the commercial development of Thymosin alpha 1 is at the sole discretion of SciClone. During the second half of 1996, the parties entered into a royalty agreement whereby the Company relinquished possible future royalty payments of $2.5 million, after receipt of $1.75 million in royalties, in consideration for a nonrefundable payment of $500,000, which was made prior to the end of 1996.

Thymosin beta 4. In December 1994, the Company reached a decision to focus its development efforts on Thymosin beta 4, a chemically synthesized copy of a natural hormone-like peptide that has shown promise in animal testing and laboratory studies as a treatment for pulmonary diseases including cystic fibrosis. During mid-1995, the Company entered into agreements with peptide manufacturers to produce a small quantity of Thymosin beta 4 in order to provide material for the conduct of several preclinical studies to be performed by contract service organizations. Data from these preclinical studies was to support the submission of an Investigational New Drug ("IND") application for the treatment of cystic fibrosis. The Company concluded that in order to continue development of Thymosin beta 4 rapidly for the IND submission, additional capital would be required. In that regard, the Company identified an investment partner, and in November 1995, entered into a definitive merger agreement which, subject to stockholder approval and the satisfaction of other conditions precedent, was scheduled to close in the first part of 1996. Subsequent to December 31, 1995, the Company learned of an issued U.S. patent, licensed to another entity, to which a license may be required in order to commercialize Thymosin beta 4 as a treatment for cystic fibrosis. Thereafter, the merger agreement was terminated by mutual agreement and the Company suspended the further development of Thymosin beta 4. The Company has been unsuccessful in its efforts to obtain a license to the patented technology which likely would be required to finance a development program involving Thymosin beta 4 as a potential treatment for cystic fibrosis.

The Company has designed a new clinical development plan using Thymosin beta 4 to treat conditions other than cystic fibrosis which would include methods of use in a manner that does not infringe any existing patent. The Company is focused on the use of Thymosin beta 4 as a treatment for Adult Respiratory Distress Syndrome ("ARDS"), a lethal condition often the result of septic shock. Although management believes that ARDS is an important clinical opportunity, significant additional financing will be required before any work can begin on the Thymosin beta 4 development program.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates in preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for research projects, depreciation and amortization, asset write-downs, employee benefit plans and income taxes.

Cash, cash equivalents and short term investments

Cash and cash equivalents consist of highly liquid U.S. government and U.S. government-backed securities with original maturities of ninety days or less, and short term investments consist of securities received from the sale of Viral Technologies, Inc. ("VTI"). On January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As of December 31, 1995, the securities had an aggregate fair value of $285,000 and a cost of $322,000.

The Company recorded an unrealized loss of $37,000 associated with these securities which is included in the statement of operations for the year ended December 31, 1995. During 1996, the Company sold all remaining VTI securities.

Investment in VTI joint venture

The Company sold its investment in VTI during 1995. During the period prior to such sale, the Company followed the equity method of accounting for the investment (Note 4).

Fixed assets

Fixed assets are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs which do not significantly prolong the useful lives of the assets are charged to expense. Depreciation is computed using the straight-line method over estimated useful lives of two to ten years, or over the term of the lease (Note 5).

Letter agreements with vendors

During 1996, the Company entered into four separate letter agreements with research companies which allows the Company to defer payments of current obligations. The four letter agreements may be due on demand, but stipulate that a percentage of future royalties received from SciClone will be used to pay down their obligation. Approximately $1,100,000 of the letter agreements accrue interest at an annual rate of 12%. Total accrued interest at December 31, 1996 is $132,066.

Proprietary rights

Proprietary rights, which consisted of costs of rights purchased (Note 3) and patents obtained, have been amortized, on a straight-line basis, over periods up to 15 years (based on the estimated useful lives of the rights and patents acquired). All such rights became fully amortized during 1996.

Research and development

Research and development costs are expensed as incurred. Research and development performed by third parties is expensed based upon the third party's stage of product development.

Income taxes

The Company accounts for income taxes using the asset and liability approach (SFAS No. 109 "Accounting for Income Taxes") which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

Fair value of financial instruments

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosure about Derivative

Financial Instruments and Fair Value of Financial Instruments," which requires the disclosure of estimated fair values of financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. SFAS No. 107 excludes certain financial instruments and all non-financial instruments. Accordingly, the estimated fair values are only indicative of individual financial instruments' values and should not be considered an indication of the fair value of the Company. The estimated fair values of the Company's cash and cash equivalents, due from related party, accounts payable, letter agreements with vendors and accrued expenses approximate their carrying values.

Loss per share

Loss per share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalent shares are not included in the calculation as their effect is antidilutive.

NOTE 3 - PROPRIETARY RIGHTS AND LICENSES

Under a series of license agreements entered into since 1982 with Hoffmann-La Roche, Inc. and its foreign affiliate ("HLR") and with The George Washington University ("GWU"), the Company acquired certain proprietary rights to Thymosin alpha 1 both in the United States and a number of foreign countries. In 1994, the Company expanded the scope of its exclusive sublicense to SciClone, of the Company's rights with respect to Thymosin alpha 1, to cover all countries (other than Italy, Spain and Portugal) (Note 1). Under the SciClone license agreement, SciClone is responsible for payment on behalf of the Company of all royalties due to HLR, GWU and the University of Texas (from which HLR acquired certain rights to Thymosin alpha 1).

The Company holds the proprietary rights to Thymosin beta 4 in the United States under the license from HLR pursuant to which the Company is obligated to pay HLR a royalty of 8% on commercial sales (or 4% of commercial sales, if the FDA has approved Thymosin beta 4 for sale by a competitor) until the expiration of ten years from the date of the first commercial sale. The Company also has a worldwide license to certain uses of Thymosin beta 4 under a research agreement with GWU under which the Company is obligated to pay GWU a royalty of 4% on commercial sales.

NOTE 4 - RELATED PARTIES

Viral Technologies, Inc.

In April 1986, the Company sold 50% of its right, title and interest in a newly developed technology which may be useful in the diagnosis, prevention and treatment of Acquired Immune Deficiency Syndrome ("AIDS") to CEL-SCI Corporation ("CEL-SCI"), a publicly held company. Simultaneously with the sale of the technology, the Company entered into a joint venture with CEL-SCI whereby each party contributed its interests in the technology and $10,000 in cash to Viral Technologies, Inc. ("VTI"), a newly created corporation, in exchange for a 50% interest each in VTI.

In November 1995, as a result of the Company's decision to concentrate its efforts on Thymosin beta 4 technology, the Company sold its 50% interest in VTI to CEL-SCI for which the Company received 159,170 shares of CEL-SCI common stock valued at the market price of $646,628. As of December 31, 1995, the Company had sold 80,000 of the CEL-SCI shares realizing net proceeds of $259,387. The market value of the remaining shares at December 31, 1995 was $284,538. During the first quarter of 1996, the remaining 79,170 shares were sold realizing net proceeds of $250,510.

Prior to the sale of its investment in VTI in 1995, the Company recognized $181,026 and $347,455 in 1995 and 1994, respectively, in VTI losses as a result of funds provided for operations.

Note Due from Related Party

In 1994, the Company entered into a note receivable agreement with Allan Goldstein, Chairman of the Board of Directors, which accrues interest monthly at an annual rate of 11.5%. On February 27, 1996, the Company amended its note receivable with Dr. Goldstein to forgo principal payments for nine months in exchange for a reduction in his salary. Interest on the note continues to accrue monthly.

In addition to his employment with the Company, Dr. Goldstein is also Chairman of the Department of Biochemistry and Molecular Biology at GWU. The Company has not funded any research personally conducted by Dr. Goldstein, and anticipates that any future funding will also be limited to research projects performed by principal investigators at GWU other than Dr. Goldstein. Payments made under the research agreement totaling $196,079 and $275,457 were made during the years ended December 31, 1995 and 1994, respectively. No funding was provided during 1996.

NOTE 5 - BALANCE SHEET INFORMATION

Fixed assets consist of the following (in thousands):

                                                        December 31,
                                                  ----------------------
                                                     1996           1995
                                                  -------      ---------

      Furniture and equipment                     $    40      $     206
      Leasehold improvements                           --              6
                                                  -------      ---------
                                                       40            212
      Less accumulated depreciation                    34            152
                                                  -------      ---------
                                                  $     6      $      60
                                                  =======      =========

Accrued expenses consist of the following (in thousands):

                                                         December 31,
                                                  ----------------------
                                                     1996           1995
                                                  -------      ---------

      Interest                                    $   132      $      --
      Litigation settlement                           105            200
      Research projects                                36            741
      Other                                           190             36
                                                  -------      ---------
                                                  $   463      $     977
                                                  =======      =========


NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock and Warrants

In January 1993, the Company announced its intention to redeem all outstanding Class B Warrants and in connection therewith reduced the exercise price of the Class B Warrants from $12.00 to $10.00 per share and augmented the consideration to be received upon the exercise of each Class B Warrant by including a Class C Warrant in addition to one share of Common Stock. The Class C Warrant entitled the holder to purchase one share of Common Stock at a price of $19.00. On February 28, 1997, all Class C Warrants expired.

Warrants

A warrant to purchase 20,000 shares of the Company's common stock was issued in February 1995 in settlement of a suit filed against the Company. The warrant has an exercise of $1.00 per share and expires February 2, 1998.

In April 1994, the Board of Directors adopted a Shareholders Rights Plan, pursuant to which it declared a dividend distribution of one Preferred Stock Purchase Right (Right) for each outstanding share of Common Stock. The dividend distribution was payable to stockholders of record at the close of business April 29, 1994.

The Rights can become exercisable only if a person or group acquires more than 25% of the Common Stock or announces a tender offer the consummation of which would result in ownership by a person or group of more than 25% of the Common Stock. Each Right would then entitle the holder to purchase one-thousandth (1/1,000) of a share of a new series of preferred stock at an exercise price of $16.00.

If the Company is acquired in a merger or other business combination transaction with, or a significant portion of the Company's business is acquired by, a person or group that has acquired more than 25% of its outstanding Common Stock, each Right will entitle its holder (other than such person or group or any of their affiliates or associates) to purchase, at the then-current exercise price of the Right, a number of the acquiring company's common shares having a value that is twice such exercise price. In addition, if a person or group acquires more than 25% of the Company's outstanding Common Stock, each Right will entitle its holder (other than such person or group or any of their affiliates or associates) to purchase, at the then-current exercise price of the Right, a number of shares of Common Stock having a market value that is twice such exercise price.

Prior to the time that the Rights become exercisable, they are redeemable at the option of the Board of Directors at a redemption price of $0.01 per Right. The Board of Directors is required to redeem the rights in the event of an all-cash tender offer for all of the outstanding shares of the Common Stock that meets certain requirements. The Rights will expire on April 29, 2004.

Stock Option Plans

Stock Based Compensation

The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price on the Company's stock at the date of the grant over the exercise price of the quoted market price on the Company's stock at the date of the grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. Generally, the Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock Based Compensation." The fair value accounting requirement of SFAS No. 123 would not have a material effect on the Company's net income and earnings per share.

Incentive Stock Option Plan

The Company has an Incentive Stock Option Plan established in 1986, and since amended from time to time, under which options to purchase shares of Common Stock of the Company may be granted by the Company to any employee. All options granted under the Plan are exercisable at a price equal to the fair market value of the Common Stock on the date of the grant. The Plan authorizes the issuance of up to 1,500,000 shares of Common Stock.

1987 Non-qualified Stock Option Plan

The 1987 Non-Qualified Stock Option Plan was adopted by the Board of Directors and approved by the stockholders in 1987. The Plan provides for grants of stock options to any employee. The Plan authorizes the issuance of up to 1,000,000 shares of Common Stock.

Directors Stock Option Plan

The Directors Stock Option Plan was adopted by the Board of Directors and approved by the stockholders in 1987. Under the Plan, options to purchase 10,000 shares of Common Stock are granted automatically to each person who becomes a director after April 10, 1987 and who, at the time such person becomes a director, is not an employee of the Company. Options granted under the Plan have an exercise price per share equal to the fair market value of the Common Stock on the date of the grant. In 1992, the Plan was amended, with the approval of stockholders at the 1992 Annual Meeting (i) to add an automatic annual grant to each non-employee director of an option to purchase 5,000 shares of Common Stock if the individual is reelected as a Director at the Annual Meeting, and (ii) to increase to 200,000 the number of shares of Common Stock issuable under the Plan. Options granted under the Plan have a ten-year term and become exercisable in 20% increments beginning on the date of the grant and on each anniversary date thereafter.

Options outstanding and exercisable

The following table summarizes the Company's stock option activity for 1994, 1995 and 1996:

                              Number of         Exercise       Weighted Average
                               Shares          Price Range     Exercise Price

Options outstanding
   December 31, 1993       1,018,973         $1.00 to $16.25         $7.65
Options granted               20,000         $1.00                   $1.00
Options exercised             12,500         $1.00 to $6.25          $2.05
Options terminated           253,966         $1.00 to $16.25         $9.36
                             -------         ---------------         -----

Options outstanding
   December 31, 1994         772,507         $0.44 to $16.25         $7.00
Options granted            1,350,000         $0.44 to $0.69          $0.46
Options terminated           486,834         $1.00 to $16.25         $5.07
                             -------         ---------------         -----

Options outstanding
   December 31, 1995       1,635,673         $0.44 to $16.25         $2.18
Options terminated         1,246,000         $0.44 to $16.25         $0.46
                           ---------         ---------------         -----

Options outstanding
   December 31, 1996         389,673         $0.53 to $16.25         $7.16
                             =======


The following table summarizes information about the options outstanding at December 31, 1996:

                     -------------Options Outstanding-----------  ----Options Exercisable-----
                                          Weighted-
                                          Average          Weighted                      Weighted
                                          Remaining        Average                       Average
Range of Exercise         Number          Contractual      Exercise       Number         Exercise
     Prices            Outstanding        Life (Years)     Price       Outstanding       Price

$0.53 -  $1.375         136,673              7.5             $0.81        130,375           $0.80
$6.25 -  $8.125          37,500              2.6             $6.88         37,500           $6.88
$9.50 -  $10.50         107,000              5.1             $9.77        105,000           $9.75
$14.00 - $16.25         108,500              5.5            $14.63        108,500          $14.63
                        -------                                           -------
                        389,673                                           381,375
                        =======                                           =======


At December 31, 1996, 381,375 options, with an average exercise price of $7.15 per share, were exercisable. At December 31, 1995, 354,548 options, with an average exercise price of $7.75, were exercisable. At December 31, 1994, 581,951 options, with an average exercise price of $7.60, were exercisable. At December 31, 1996, 1,723,426 shares were available for future grants.

In October 1995, the Company granted 1,245,000 options with vesting contingent upon shareholder approval of a proposed merger transaction (Note 1). Subsequent to December 31, 1995, these options were canceled due to the termination of the merger on February 8, 1996.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement plan whereby the Company matches a portion of the employees' salary reduction contributions. During February 1996, the Company ceased to make contributions to the Plan. Company contributions to the plan were $3,284, $21,152 and $62,320 in 1996, 1995 and 1994, respectively.

NOTE 8 - INCOME TAXES

Deferred tax assets are comprised of the following (in thousands):

                                            December 31,      December 31,
                                                1996                1995
                                            -------------     -------------

      Net operating loss carryforwards       $  14,934         $  14,193
      Capital Loss                                 166               166
      Research and development tax credit          611               588
      Other                                        163                --
                                             ---------         ---------
                                                15,874            14,947
      Valuation allowance                      (15,874)          (14,947)
                                             ---------         ---------
      Net deferred tax assets                $      --         $      --
                                             =========         =========


The change in the valuation allowance is primarily attributable to 1996 losses. The Company has provided a full valuation allowance for deferred tax assets since realization of these future benefits cannot be reasonably assured. If the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense, subject to certain limitations.

At December 31, 1996, the Company had net operating loss and research and development tax credit carryforwards of approximately $37.3 million and $0.6 million, respectively, for income tax purposes which expire in various years through 2011. Certain substantial changes in the Company's ownership would result in an annual limitation on the amount of the net operating loss carryforwards which can be utilized.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In July 1992, the Company commenced a five year operating lease for headquarters office space in Bethesda, Maryland. In April 1996, the Company subleased the office space for rates below the Company's current lease rates and recorded a loss of approximately $53,000 for the rate differential. In April 1996, the Company entered into a separate sublease agreement for new headquarters space. The sublease agreement, under which the rent was prepaid by the Company, expires in March 1997. During March 1997, the Company entered into a one-year lease agreement for the same headquarters space. The Company has an operating lease for production facility space in Sunnyvale, California, which expires in January 2002. The Sunnyvale lease was assigned to a third party in March 1995 on the same terms for the remaining term of the underlying lease. The Company's aggregate rent expense was $127,771, $350,308, and $462,567 for the years ended December 31, 1996, 1995 and 1994, respectively.

During 1994, several suits were filed against the Company, its Chairman, and former Chief Executive Officer, alleging the Company and certain of its officers made or are responsible for false or misleading public statements regarding the Company, Thymosin alpha 1, the results of Thymosin alpha 1 in the treatment of chronic hepatitis B, and the prospects for success of Thymosin alpha 1 in clinical trials and the impact on the Company. The suits were consolidated as a single action, and in a consolidated amended complaint, the plaintiffs expanded their claims to include the allegation that the Company made false and misleading public statements concerning its ability to satisfy its contractual obligation to supply product to SciClone. On March 13, 1995, the district court issued an order dismissing all claims except for the claim regarding a public statement made by the Company concerning its ability to supply product to SciClone. On September 26, 1995, the parties filed a Stipulation of Settlement with the District Court under which the Company would issue 500,000 shares of its Common Stock and make a $100,000 payment in settlement of the remaining claim. The $100,000 payment in settlement was placed in an escrow account in September 1995. During 1996, the Company issued 125,000 of the 500,000 shares. During February 1997, the remaining 375,000 shares were issued. At December 31, 1996, the expense for the settlement stipulated under the agreement has been accrued. Although the Company believed the remaining claim was without merit, it entered into the settlement agreement to avoid continuing costs of litigation.

In March 1996, the Company received a complaint which was filed by a former consultant to the Company in the Circuit Court for Wayne County, Michigan, alleging negligence, fraud, statutory indemnification and detrimental reliance. The plaintiff was seeking legal expenses and related costs associated with the investigation of the consultant by the Securities and Exchange Commission. Following removal of the case to the U.S. District Court for the Eastern District of Michigan, the complaint, on July 19, 1996, was dismissed by the Court. The plaintiff appealed. Subsequent to 1996, in consideration of the Company making a payment of $10,000, which was accrued for in 1996, the parties executed a Stipulation of Dismissal with Prejudice. While the Company continues to believe that the claims are without merit, it has entered into the settlement agreement to avoid the continuing cost of litigation.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. Information concerning each director of the Company, consisting of the nominee's age, period of service as a director of the Company, a brief description of his principal occupation and business experience during the past five years, and certain other directorships held is set forth below.

      ALLAN L. GOLDSTEIN, PH.D., AGE 59, DIRECTOR SINCE 1982

      Dr. Goldstein, Ph.D., Chairman of the Board and Chief Scientific Advisor. Dr. Goldstein is a founder of the Company and also is Professor and Chairman of the Department of Biochemistry and Molecular Biology at The George Washington University School of Medicine and Health Sciences, a position he has held since 1978. Prior to 1986, Dr. Goldstein served as Chief Executive Officer and Treasurer of Alpha 1. Dr. Goldstein is currently a part-time employee of Alpha 1 and devotes a portion of his time to the business of the Company.

      JOSEPH C. MCNAY, AGE 63, DIRECTOR SINCE 1987

      Mr. McNay has been the Chairman and Director of Essex Investment Management Company, Inc., a registered investment advisor, since 1976. He is also a director of SofTech, Inc. and MPSI Systems, Inc.

      ALBERT ROSENFELD, AGE 76, DIRECTOR SINCE 1982

      Mr. Rosenfeld has been a Consultant on Future Programs for the March of Dimes Birth Defects Foundation since 1973, and Adjunct Professor in the Department of Human Biological Chemistry and Genetics at the University of Texas Medical Branch, Galveston, Texas. He is a frequent author and lecturer on scientific matters.

      MICHAEL L. BERMAN, PH.D., AGE 47, DIRECTOR SINCE 1995

      Dr. Berman was elected as President and Chief Executive Officer of the Company in November 1994. He joined the Company in early 1994 as Vice President for new commercial programs. From 1988 to 1993, Dr. Berman was Vice President and Scientific Director and then Director of Business Development with Oncologix, Inc. He is also a director of Prototek, Inc. and Peptomers, Inc.

(b) Identification of Executive Officers. Information concerning each executive officer of the Company (other than executive officers who also are directors), consisting of such person's age, position, and offices held with the Company and the period for which such person has held such positions or offices and the business expertise of such person during the past five years is set forth below. Executive officers are elected annually by the Board of Directors and are subject to removal at the discretion of the Board of Directors.

      Robert J. Lanham

      Robert J. Lanham, Vice President and Chief Financial Officer. Mr. Lanham joined Alpha 1 in 1987 as Vice President, Finance and Administration and Corporate Secretary. He was elected Treasurer in 1989 and has served as Chief Financial Officer since February 1995.

(c) Section 16(a) Beneficial Ownership Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that each of the Company's directors and executive officers, and any beneficial owner of more than 10% of the Common Stock, file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership of the Common Stock and reports of changes in beneficial ownership of the Common Stock. Such persons also are required by SEC regulations to furnish the Company with copies of all such reports. Based solely on its review of the copies of such reports furnished to the Company for the year ended December 31, 1996, and on the written representations made by such persons that no other reports were required, the Company is not aware of any instances of noncompliance with Section 16(a) during 1996.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation in each of the last three fiscal years of the Company's President and Chief Executive Officer and each other executive officer whose 1996 combined salary and bonus exceeded $100,000 (the "named executive officers").

                                      Summary Compensation Table


                                          Annual           Long Term
                                      Compensation(1)     Compensation      All Other
Name and                              ---------------        Awards         ---------
Principal Position        Year    Salary        Bonus      Options(2)      Compensation
                          ----    -----         -----      ----------      ------------

Michael L. Berman(3)      1996   $150,000      $     0            0        $   2,456 (4)
President and Chief       1995   $150,986      $ 5,000      580,000        $   7,365
Executive Officer         1994   $ 81,312      $10,000       20,000        $   3,109

Robert J. Lanham          1996   $106,148      $     0            0        $   4,616 (5)
Vice President, Finance   1995   $113,211      $     0      215,000        $   8,255
& Chief Financial Officer 1994   $ 98,945      $     0            0        $ 107,968

(1) None of the above-named executive officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of such individuals salary plus annual bonus.

(2) Consists of options to purchase shares of Common Stock granted under the Company's employee stock option plans. No options were granted during 1996. During 1995, options issued to Dr. Berman and Mr. Lanham of 500,000 and 200,000, respectively, were granted subject to shareholder approval of the merger with Alpha 1 Acquisition Corporation. The merger transaction was terminated by mutual agreement on February 8, 1996, and as a result, such options were canceled. Additionally, during 1995, Dr.

      Berman was issued an option to purchase 80,000 shares which vested in 12 equal monthly amounts, and Mr. Lanham was issued an option to purchase 15,000 shares, which vested in 24 equal monthly amounts. During 1994, Dr. Berman was issued an option to purchase 20,000 shares which vested immediately.

(3)   Dr. Berman was first employed by the Company in March 1994.

(4) Consists of (i) $730 in matching contributions to the Company's 401(k) Plan and (ii) $1,726 of premiums paid by the Company for long-term disability insurance.

(5) Consists of (i) $542 in matching contributions to the Company's 401(k) Plan, and (ii) $4,074 of premiums paid by the Company for long-term disability and life insurance.

      Aggregate Option Exercises in 1996 and Year-End Stock Option Values

                                                                                                  Value of
                                  Shares                     Number of Unexercised            Unexercised In-the
                                 Acquired                     Options at Year-End         Money Options at Year-End(1)
                                    on         Value          -------------------         ------------------------------
        Name                     Exercise    Realized    Exercisable     Unexercisable   Exercisable       Unexercisable
        ----                     --------    --------    -----------     -------------   -----------       -------------

Allan L. Goldstein                  0           0         150,000              0               0                 0

Michael L. Berman                   0           0         100,000              0               0                 0

Robert J. Lanham                    0           0          86,048             625              0                 0


(1) All options have an exercise price that exceeds the market price.

Employment Agreements

In January 1995, the Company entered into an employment agreement with Dr. Michael Berman pursuant to which he served as the Company's President and Chief Executive Officer. The agreement was for a one-year term and provided for an annual salary of $150,000. Pursuant to the agreement, the Company issued to Dr. Berman a ten-year option to purchase 80,000 shares of Common Stock at an exercise price of $.69 per share (the market price of the Common Stock on the date of the grant), which vested in 12 equal monthly installments over the term of the employment agreement. Since January 1996, Dr. Berman has continued as the President and Chief Executive Officer of the Company without an employment agreement at an annual salary of $150,000.

In February 1995, the Company entered into an employment agreement with Mr. Robert J. Lanham with a one-year term and an annual salary of $115,000. As of February 1996, Mr. Lanham continues as Vice President and Chief Financial Officer, without an employment agreement at an annual salary of $115,000.

Compensation Committee Interlocks and Insider Participation

The Board of Directors as a whole is responsible for determining the compensation payable to the chief executive officer and to other executive officers of the Company. When the Board gives consideration to the compensation of an executive officer who also is a director, that director does not participate in the Board's deliberations.

In May 1994, the Company extended a loan in the amount of $149,000 to Dr. Goldstein, the Company's Chairman of the Board, for the purpose of enabling Dr. Goldstein to meet a margin call on a brokerage account collateralized by the Common Stock of the Company at a time when the Board of Directors concluded that it would be contrary to the best interest of the Company for Dr. Goldstein to effect a sale of the shares. The loan was unsecured, and had an interest rate equal to the prime rate, with all principal and interest due on the December 31, 1994 maturity date. The loan was repaid on January 1, 1995, in part with the proceeds of a second unsecured loan to Dr. Goldstein from the Company in the amount of $115,617. This second loan has an interest rate of 11.5% and is to be repaid in 24 equal monthly installments. During February 1996, the parties amended the loan agreement to provide for the suspension of installment payments for twelve months, with interest continuing to accrue. During March 1997, the parties further amended the terms of the loan agreement to suspend installment payments for an additional nine months, with interest continuing to accrue. At February 28, 1997, the outstanding principal balance was $72,643.

In November 1994, the Company entered into an agreement with SciClone Pharmaceuticals, Inc. ("SciClone") pursuant to which the Company agreed to make the services of Dr. Goldstein available to consult with SciClone concerning SciClone's efforts to commercialize Thymosin alpha 1. The agreement covered an initial one-year term and provided for an automatic renewal annually for additional one-year terms unless terminated by either party upon 30 days' notice. Under the Agreement, the Company was paid an initial retainer of $50,000, and was entitled to receive an additional retainer of $50,000 payable upon the commencement of each successive one-year term. In addition, the Company was paid a consulting fee for Dr. Goldstein's services at the rate of $250 per hour, with a minimum, initial annual consulting fee of $50,000. The agreement was renewed in November 1995 for an additional year, but amending the terms to provide for a $25,000 retainer and minimum consulting fees of $25,000. The agreement terminated in October 1996. In view of the additional demands on the time and attention of Dr. Goldstein required by reason of this consulting arrangement, the Company agreed to pay Dr. Goldstein as compensation the annual retainer and all consulting fees earned by the Company under the agreement.

During March 1997, Mr. McNay, as a participant in the private placement units offering, purchased one unit at the offering price of $50,000. The unit consisted of 500,000 shares of Common Stock and 165,000 Class D Warrants each of which is exercisable to purchase one share of Common Stock at an exercise price of $0.10 per share.

Compensation of Directors

Each nonemployee director is paid an annual fee of $5,000, plus $1,250 per meeting for attendance at meetings in person and is reimbursed for expenses incurred in attending meetings of the Board of Directors. Each current nonemployee director and any new nonemployee director also is a participant in the Company's Directors Stock Option Plan pursuant to which (i) each nonemployee director at the time of his or her initial election or appointment is granted an option to purchase 10,000 shares of Common Stock and (ii) each nonemployee director received annually an option to purchase 5,000 shares of Common Stock at the time of his or her reelection as a director. Such options have an exercise price equal to the fair market value of the Common Stock on the date of the grant and vest in annual increments of 20% beginning on the date of the grant.

                         Compensation Committee Report

The objective of the Board of Directors is to provide for compensation arrangements for the Company's executive officers that are competitive within the industry and that promote the Company's goal of enhancing shareholder value. The components of the Company's compensation arrangements for its executive officers consist of base salary, bonuses and stock options.

Base Salary. The base salaries of executive officers are established by contract or otherwise at levels that the Board (based on the advice of the chief executive officer as to officers other than the chief executive officer) believes are necessary to attract and retain executives of a caliber essential to the Company's success. The compensation levels required to achieve this objective are determined primarily by a comparison to the salaries paid to executives at comparable levels of responsibility by companies principally in the same industry of a similar size. However, no particular level within the competitive range is targeted. Adjustments to salary levels may be made from time to time based upon the foregoing factors and after giving consideration to the individual performance factors.

Bonus. Although the Company does not have an established bonus plan, individual bonuses are paid to executive officers as provided for under the terms of individual employment agreements or are awarded from time to time in recognition of a particular contribution or achievement of an executive officer. Bonuses paid to executive officers other than the chief executive officer usually are determined by the chief executive officer in consultation with the Board of Directors. No bonuses were paid to executive officers during 1996.

Stock Options. Because the Company to date has realized only limited revenues from operations and seeks to maximize the resources available to devote to product development, the Board has placed significant emphasis on stock option awards as a non-cash means of executive compensation. Under the Company's stock option plans, options are awarded at an exercise price equal to the fair market value of the Common Stock on the date of the grant and generally become exercisable over a period of years, thereby aligning the compensation realizable by executives with increases in shareholder value. The size of individual awards is based on a combination of factors, with a principal emphasis on salary levels, but with consideration also given to the number of vested and unvested stock options previously awarded to the executive officer and individual performance criteria. During 1996, no stock options were granted.

Dr. Berman, the Company's President and Chief Executive Officer has served without the benefit of an employment agreement since January 1996. His compensation has been at the rate of $150,000 since that time, which is the same level that it was under his employment contract.

                                                Allan L. Goldstein
                                                Michael L. Berman
                                                Joseph C. McNay
                                                Albert Rosenfeld

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 24, 1997, unless otherwise indicated, certain information concerning the beneficial ownership of Common Stock (i) by each director, (ii) by each named executive officer, (iii) by an investor reporting to own beneficially more than 5% of the outstanding Common Stock, and
(iv) by all directors and executive officers of the Company as a group, in each case as reported to the Company by such persons

                                                                  Percentage of
Name and Address of                                               Outstanding
Beneficial Owner (1)               Number of Shares (2)           Shares (3)
--------------------               --------------------           ----------

Allan L. Goldstein                      536,124 (4)                    4.5%
Joseph C. McNay                         800,000 (5)                    6.7%
Albert Rosenfeld                         23,100 (6)                      *
Michael L. Berman                       473,901 (7)                    4.0%
Robert J. Lanham                        252,720 (8)                    2.2%
Roger H. Samet                        1,172,050 (9)                    9.9%
All directors and executive officers  2,085,845 (10)                  16.5%


-----------------------------------
*     Constitutes less than 1% of the outstanding shares of Common Stock.

(1) Unless otherwise indicated, the address of the beneficial owner is c/o Alpha 1 Biomedicals, Inc., 6707 Democracy Boulevard, Suite 111, Bethesda, Maryland 20817.

(2) A beneficial owner of a security includes a person who directly or indirectly has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security. Each person listed has advised the Company that, except as otherwise indicted below, such person has, or upon the exercise of the stock options or Class D Warrants indicated will have, sole voting power and sole investment power with respect to the shares indicated.

(3) The percentages represent the total number of shares of Common Stock shown in the adjacent column divided by the sum of (i) the issued and outstanding shares of Common Stock as of March 24, 1997, and (ii) all shares of Common Stock, if any, issuable upon the exercise of stock options or Class D Warrants held by such person or group that were exercisable on March 24, 1997, or will become exercisable within 60 days thereafter.

(4) Consists of (i) 90,285 shares of Common Stock owned directly by Dr. Goldstein and 339,633 shares of Common Stock which he has a right to acquire pursuant to the exercise of immediately exercisable options granted under the Company's 1986 Incentive Stock Option Plan and 1987 Non-Qualified Stock Option Plan over which Dr. Goldstein has, or upon exercise of such options will have, sole voting and sole investment power and (ii) 11,000 shares held in trust for the benefit of Dr. Goldstein's daughter, as to which he serves as a co-trustee, 51,103 shares held by Dr. Goldstein's wife and 44,103 shares held by Dr. Goldstein's wife as custodian for their minor child, all with respect to which Dr. Goldstein shares voting and investment power.

(5) Consists of 612,000 shares of Common Stock owned directly by Mr. McNay and 23,000 shares of Common Stock issuable upon the exercise of the immediately exercisable portion of options granted under the Company's Directors Stock Option Plan and Class D Warrants exercisable to purchase 165,000 shares of Common Stock.

(6) Consists of 10,100 shares of Common Stock owned directly by Mr. Rosenfeld and 13,000 shares of Common Stock issuable upon the exercise of the immediately exercisable portion of options granted under the Company's Directors Stock Option Plan.

(7) Consists of 68,000 shares of Common Stock owned directly by Dr. Berman and 384,451 shares issuable upon exercise of immediately exercisable stock options under the Company's 1986 Incentive Stock Option Plan and Non-Qualified Stock Option Plan, and Class D Warrants exercisable to purchase 21,450 shares of Common Stock.

(8) Consists of 54,727 shares of Common Stock owned directly by Mr. Lanham and 181,493 shares issuable upon exercise of immediately exercisable stock options under the Company's 1986 Incentive Stock Option Plan and 1987 Non-qualified Stock Option Plan and Class D Warrants exercisable to purchase 16,500 shares of Common Stock.

(9) Consists of 880,000 shares of Common Stock, and Class D Warrants exercisable to purchase 292,050 shares of Common Stock.

(10) Consists of 835,112 shares of Common Stock owned directly by all directors and executive officers of the Company as a group, the right to acquire through the exercise of stock options 941,577 shares of Common Stock that were exercisable on March 24, 1997, or that will become exercisable within 60 days thereafter, and 106,206 shares of Common

      Stock owned by wives and children of directors and executive officers, and Class D Warrants exercisable to purchase 202,950 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Item 11 Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.    Index to Financial Statements

      The Financial Statements of the Company for the year ended December 31, 1996, filed as part of this Annual Report on Form 10-K, are on the pages set forth below:

                                                                   Page Number
                                                                     of this
                                                                    Form 10-K

      A.    Report of Independent Accountants                          15

      B.    Balance Sheets at December 31, 1996                        16
            and 1995

      C.    Statements of Operations                                   17
            for the years ended December 31,
            1996, 1995 and 1994

      D.    Statements of Cash Flows                                   18
            for the years ended December 31, 1996,
            1995 and 1994

      E.    Statements of Stockholders' Equity                         19
            (Deficit) for the years ended
            December 31, 1996, 1995, and 1994

      F.    Notes to Financial Statements                             20-30

      2.    Financial Statement Schedules
            None are included because they are not applicable or not required, or because the required information is included in the Financial Statements or the Notes thereto.

      3. Exhibits Required by Item 601 of Securities and Exchange Commission Regulation S-K

Exhibit      Description of Exhibit              Reference **
-------      ----------------------              ------------
  No.
  ---
   3.1       Restated Certificate of             Exhibit 3.1 to Registration
             Incorporation of Company            Statement No. 33-9370, Amendment
                                                 No. 1 (filed 11/26/86)

   3.2       Amendment to Restated Certificate   Exhibit 3.2 to the Company's
             of Incorporation of Company         Transitional Report on Form 10-K,
                                                 File No. 1-15070 (filed 3/18/91)

   3.3       Bylaws of Company                   Exhibit 3.2 to Registration
                                                 Statement No. 33-9370 (filed
                                                 10/8/86)

   3.4       Amendment No. 1 to Bylaws of        Exhibit 4.7, Registration
             Company adopted 8/11/89             Statement No. 33-34551, Amendment
                                                 No. 3 (filed 6/21/90)

   3.5       Amendment No. 2 to Bylaws of        Exhibit 4.8, Registration
             Company adopted 6/18/90             Statement No. 33-34551, Amendment
                                                 No. 3 (filed 6/21/90)

   3.6       Amendment No. 3 to Bylaws of        Exhibit 3.6 to the Company's
             Company adopted 11/30/90            Transitional Report on Form 10-K,
                                                 File No. 1-15070 (filed 3/18/91)

   4.1       Form of Stock Certificate           Exhibit 4.1 to Registration
                                                 Statement No. 33-9370, Amendment
                                                 No. 1 (filed 11/26/86)

   4.2       Rights Agreement, dated as of       Exhibit 1 to the Company's
             April 29, 1994, between the         Registration Statement on Form
             Company and American Stock          8-K, dated May 2, 1994
             Transfer & Trust Company, as
             Rights Agent

   4.3       Warrant Agreement,                  Filed herewith
             dated March 12, 1997

   10.1      Commercial Text Agreement between   Exhibit 10.10, Registration
             the Company and F. Hoffmann-La      Statement No. 33-9370 (filed
             Roche, Inc., dated September 15,    10/8/86)
             1982, and amended August 7, 1984
             and September 18, 1986

   10.2      Thymosin Fraction 5 License         Exhibit 10.11, Registration
             Agreement between the Company and   Statement No. 33-9370 (filed
             F. Hoffmann-La Roche & Co. Limited  10/8/86)
             Company, dated January 1, 1985

   10.3      Thymosin Alpha 1 License Agreement  Exhibit 10.12, Registration
             between the Company and F.          Statement No. 33-9370 (filed
             Hoffmann-La Roche & Co. Limited     10/8/86)
             Company, dated August 5, 1986

   10.4      Thymosin Alpha 1 License            Exhibit 10.19 to the Company's
             Agreements between the Company and  Annual Report on Form 10-K, File
             F. Hoffmann-La Roche & Co. Limited  No. 1-15070 (filed 6/29/89)
             Company, dated October 21, 1988

   10.5      Agreement between the Company and   Exhibit 10.19, Registration
             Hoffmann-La Roche, Inc., dated as   Statement No. 33-34551 (filed
             of December 21, 1989                4/25/90)

   10.6      Letter Agreement, dated March 4,    Exhibit 10.29 to the Company's
             1991, between the Company and F.    Annual Report on Form 10-K, File
             Hoffmann-La Roche & Co. Limited     No. 1-15070 (filed 3/25/92)
             Co.

   10.7      Agreement between the Company and   Exhibit 10.30 to the Company's
             Hoffmann-La Roche, Inc., dated as   Annual Report on Form 10-K, File
             of August 6, 1991                   No. 1-15070 (filed 3/25/92)

   10.8*     1986 Incentive Stock Option Plan,   Exhibit 10.23 to the Company's
             as amended through May 15, 1992     Annual Report on Form 10-K, File
                                                 No. 1-15070 (filed 3/26/93)

   10.9*     1987 Non-Qualified Stock Option     Exhibit 10.24 to the Company's
             Plan, as amended through May 15,    Annual Report on Form 10-K, File
             1992                                No. 1-15070 (filed 3/26/93)

   10.10*    Amended and Restated Directors      Exhibit 10.25 to the Company's
             Stock Option Plan, dated as of May  Annual Report on Form 10-K, File
             15, 1992                            No. 1-15070 (filed 3/26/93)

   10.11     Lease Agreement, dated as of April  Exhibit 10.27 to the Company's
             9, 1992, between the Company and    Annual Report on Form 10-K, File
             Democracy Associates Limited        No. 1-15070 (filed 3/26/93)
             Partnership (Bethesda, Maryland
             lease)

   10.12     Lease Agreement, dated February     Exhibit 10.28 to the Company's
             10, 1993, between the Company and   Annual Report on Form 10-K, File
             John Arrillaga, Trustee, and        No. 1-15070 (filed 3/26/93)
             Richard T. Perry, Trustee
             (Sunnyvale, California lease)

   10.13     Thymosin alpha 1 License            Exhibit 10.29 to the Company's
             Agreement, dated as of February     Annual Report on Form 10-K, File
             12, 1993, between the Company and   No. 1-15070 (filed 3/26/93)
             Sclavo, S.p.A. (with certain
             confidential information deleted)

   10.14     Lease Agreement Amendment Number    Exhibit 10.24 to the Company's
             1, dated September 1, 1993, and     Annual Report on Form 10-K, File
             Amendment Number 2, dated December  No. 1-15070 (filed 3/28/94)
             27, 1993
             (Sunnyvale, California lease)

   10.15     Thymosin Alpha 1 License            Exhibit 1 to a Current Report on
             Agreement, dated as of August 19,   Form 8-K,  File No. 1-15070 (filed
             1994, between SciClone              8/24/94)
             Pharmaceuticals, Inc. and the
             Company (with certain confidential
             information omitted)

   10.16     Consulting Agreement, effective     Exhibit 10.26 to the Company's
             October 15, 1994, between SciClone  Annual Report on Form 10-K, File
             Pharmaceuticals, Inc. and the       No. 1-15070 (filed 3/31/95)
             Company

   10.17     Lease Agreement Amendment Number    Exhibit 10.28 to the Company's
             3, dated April 19, 1994             Annual Report on Form 10-K, File
             (Sunnyvale, California Lease)       No. 1-15070 (filed 3/31/95)

   10.18*    Employment Agreement, dated         Exhibit 10.31 to the Company's
             January 18, 1995, between the       Annual Report on Form 10-K, File
             Company and Michael L. Berman       No. 1-15070 (filed 3/31/95)

   10.19     Assignment of Lease, dated March    Exhibit 10.24 to the Company's
             22, 1995 from the Company to Scios  Annual Report on Form 10-K, File
             Nova, Inc. (Sunnyvale, California   No. 1-15070 (filed 3/31/95)
             Lease)

   10.20     Consulting Agreement, effective     Exhibit 10.25 to the Company's
             October 15, 1995, between SciClone  Annual Report on Form 10-K, File
             Pharmaceuticals, Inc. and the       No. 1-15070 (filed 3/31/95)
             Company

   10.21     Agreement of Merger, dated          Exhibit (c)(1) to a Current Report
             November 13, 1995 between Alpha 1   on Form 8-K File No. 0-15070
             Acquisition Corporation and the     (filed 11/13/95)
             Company

   10.22*    Supplement to Employment            Exhibit 10.28 to the Company's
             Agreement, dated February 27,       Annual Report on Form 10-K, File
             1996, between the Company and       No. 1-15070 (filed 3/31/95)
             Allan L. Goldstein

   10.23     Sublease Agreement between Alpha 1  Exhibit (a)1 to the Company's
             Biomedicals, Inc. and Snyder        Quarterly Report on Form 10-Q
             Communications, L.P.                (filed 5/14/96)

   10.24     Sublease Agreement between Alpha 1  Exhibit (a)2 to the Company's
             Biomedical, Inc. and Niceco Ind.    Quarterly Report on Form 10-Q
                                                 (filed 5/14/96)

   10.25     Unit Purchase Agreement dated       Filed herewith
             March 12, 1997

   10.26     Registration Rights Agreement,      Filed herewith
             dated March 12, 1997

   23        Consent of Price Waterhouse LLP     Filed herewith

   27        Financial Data Schedule             Filed herewith

       *    Management contract or compensatory plan or arrangement

      ** The exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

      (b)   Reports on Form 8-K

            No current Reports on Form 8-K were filed by the Company during the fiscal year ended December 31, 1996.

      (c)   Exhibits

            Attached hereto
            See Index to Exhibits         Page 45

                                       SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ALPHA 1 BIOMEDICALS, INC.
                                       (Registrant)



                           By:   /s/  Michael L. Berman
                               ------------------------------------
                                     Michael L. Berman
                             President and Chief Executive Officer




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signature                         Title                          Date
            ---------                         -----                          ----

      /s/  Allan L. Goldstein
---------------------------------       Director and                      March 31, 1997
      Allan L. Goldstein                Chairman of the Board



      /s/  Michael L. Berman
---------------------------------       President and Chief
      Michael L. Berman                 Executive Officer
                                        (Principal Executive Officer)     March 31, 1997



      /s/  Robert J. Lanham
---------------------------------       Vice President and Chief
      Robert J. Lanham                  Financial Officer (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)               March 31, 1997



      /s/  Joseph C. McNay
---------------------------------       Director                          March 31, 1997
      Joseph C. McNay



      /s/  Albert Rosenfeld
---------------------------------       Director                          March 31, 1997
      Albert Rosenfeld

                                   Index to Exhibits

Exhibit                                                                  Pages

4.3      Warrant Agreement,                                              46-58
         dated March 12, 1997

10.25    Unit Purchase Agreement,                                        59-74
         dated March 12, 1997

10.26    Registration Rights Agreement,                                  75-86
         dated March 12, 1997

  23     Consent of Price Waterhouse LLP                                  87

  27     Financial Data Schedule                                          88