Form 10-Q
period 1997-03-31
ALPHA 1 BIOMEDICALS INC
filed 1997-05-15
CIK 707511

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      March 31, 1997
                                            -------------------------

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from         to
                                            --------   ---------

                         Commission file number       0-15070
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

                                 (301) 564-4400
               ---------------------------------------------------
               (Registrants telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes          X                     No
                           ------------                     ----------

         As of May 14, 1997, 11,977,429 shares of the registrant's common stock, par value $.001 per share, were issued and outstanding.

                            ALPHA 1 BIOMEDICALS, INC.

                                    FORM 10-Q

                          QUARTER ENDED March 31, 1997

                                      INDEX

                                                                                                 Page No.
Part I.   Financial Information                                                                 ---------
          Item 1.  Financial Statements

                   Balance Sheets at March 31, 1997
                   (unaudited) and December 31, 1996
                   (audited)                                                                         3

                   Statements of Operations for the three-
                   months periods ended March 31, 1997
                   and 1996 (unaudited)                                                              4

                   Statements of Cash Flows for the three-
                   month periods ended March 31, 1997 and
                   1996 (unaudited)                                                                  5

                   Notes to Financial Statements                                                   6-7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                                                      8-10

Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                                                 11

Signatures                                                                                          12


                         Part 1. Financial Information

                           ALPHA 1 BIOMEDICALS, INC.
                                BALANCE SHEETS

                                                                                  March 31,             December 31,
                                                                                     1997                   1996
                                                                                     ----                   ----
                                                                                 (unaudited)

ASSETS
------

Current assets
      Cash and cash equivalents                                            $           107,370     $              153,725
      Prepaid insurance                                                                 41,793                     61,048
      Other current assets                                                           -                              3,677
                                                                           --------------------    -----------------------

             Total current assets                                                      149,163                    218,450

Fixed assets, net                                                                        3,961                      6,344
Due from related party                                                                  72,613                     72,643
Other assets                                                                            15,831                     15,831
                                                                           --------------------    -----------------------

             Total assets                                                  $           241,568     $              313,268
                                                                           ====================    =======================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities
      Accounts payable                                                     $           184,162     $              165,084
      Accrued expenses                                                                 295,224                    463,393
      Letter agreements with vendors                                                 1,306,257                  1,323,022
                                                                           --------------------    -----------------------

             Total current liabilities                                               1,785,643                  1,951,499
                                                                           --------------------    -----------------------


Stockholders' equity (deficit)
      Preferred stock, $.001 par value per share,
       1,000,000 authorized; no shares issued                                        -                         -
      Common stock, par value $.001 per share,
       20,000,000 shares authorized; 11,477,429 and 9,102,429
        issued and outstanding, respectively                                            11,477                      9,102
      Additional paid-in capital                                                    35,915,789                 35,613,164
      Accumulated deficit                                                          (37,471,341)               (37,260,497)
                                                                           --------------------    -----------------------

             Total stockholders' equity (deficit)                                   (1,544,075)                (1,638,231)
                                                                           --------------------    -----------------------

             Total liabilities and stockholders' equity (deficit)          $           241,568     $              313,268
                                                                           ====================    =======================


                           ALPHA 1 BIOMEDICALS, INC.
                           STATEMENTS OF OPERATIONS


                                                              Three months ended
                                                                  March 31,
                                                 ---------------------------------------------

                                                           1997                  1996
                                                           ----                  ----
                                                                 (unaudited)

Revenues                                         $              9,229     $             8,288

Expenses
     Research and product
      development                                              39,336                 787,528
     General and administrative                               145,925                 230,919
                                                 ---------------------    --------------------

Total expenses                                                185,261               1,018,447
                                                 ---------------------    --------------------

Operating loss                                               (176,032)             (1,010,159)
Loss on sale of VTI                                         -                         (34,028)
Interest expense                                              (35,043)                (29,175)
Interest income                                                   231                   3,599
                                                 ---------------------    --------------------

Net loss                                         $           (210,844)    $        (1,069,763)
                                                 =====================    ====================

Net loss per common share                        $              (0.02)    $             (0.12)
                                                 =====================    ====================


Weighted average number
 of common shares outstanding                               9,746,873               8,977,429
                                                 =====================    ====================


                          ALPHA 1 BIOMEDICALS, INC.
                           STATEMENTS OF CASH FLOWS


                                                                                       Three months ended
                                                                                            March 31,
                                                                          --------------------------------------------
                                                                                   1997                    1996
                                                                                   ----                    ----
                                                                                            (unaudited)
Cash flows from operating activities:
     Net loss                                                             $          (210,844)    $        (1,069,763)

Adjustments to reconcile net loss to net
     cash used in operating activities:
         Depreciation                                                                   2,383                   6,410
         Amortization                                                               -                          64,672
         Litigation settlement in common stock                                        105,000                 (60,000)
         Changes in operating assets and liabilities:
              Decrease in prepaid insurance                                            19,255                  22,259
              Decrease in other current assets                                          3,677                   1,947
              Decrease in due from related party                                           30                   7,826
              Increase (decrease) in accounts payable                                  19,078                (124,177)
              (Decrease) increase in accrued expenses                                (168,169)                163,850
              (Decrease) increase in letter agreements with vendors                   (16,765)                447,635
                                                                          --------------------    --------------------

Net cash used in operating activities                                                (246,355)               (539,341)
                                                                          --------------------    --------------------

Cash flows from investing activities:
     Sale of short term investments, net                                            -                         284,538
                                                                          --------------------    --------------------

Net cash provided by investing activities                                           -                         284,538
                                                                          --------------------    --------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock/warrants                                  200,000               -
                                                                          --------------------    --------------------

Net cash provided by financing activities                                             200,000               -
                                                                          --------------------    --------------------

Net decrease in cash and cash equivalents                                             (46,355)               (254,803)

Cash and cash equivalents at beginning of period                                      153,725                 546,797
                                                                          --------------------    --------------------

Cash and cash equivalents at end of period                                $           107,370     $           291,994
                                                                          ====================    ====================

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

The Company delayed its development program for Thymosin beta 4 during 1996 and has no products that have received regulatory approval. The Company has not generated significant revenues from operations and does not anticipate generating product revenues for the foreseeable future. The Company will require substantial funding in order to re-activate and conduct its research and development activities and to manufacture and market the products which the Company intends to develop. Management plans to continue to pursue strategic alliances or other partnership arrangements with entities interested in and with resources to develop Thymosin beta 4, or other business transactions which would allow the Company to generate resources to assure continuation of the Company's operations.

On March 12, 1997, the Company completed a private placement in which it raised $200,000 through the sale of four units, each consisting of 500,000 shares of Common Stock and 165,000 Class D Warrants having an exercise price of $0.10 per warrant and a term of ten years. Subsequent to the close of the quarter, the Company raised an additional $50,000 through the sale of one unit on identical terms. The proceeds will be used in part to initiate preclinical animal studies at a major United States university using the Company's product, Thymosin beta 4, and to fund current operations. Cash balances at March 31, 1997 total $107,370. Current cash balances will be insufficient to satisfy operating requirements beyond May 1997.

In the event that substantial funding is not obtained, the Company likely will be forced to discontinue operations. During 1996, the board of directors approved a plan which provided for the termination of all ongoing research and development activities, a reduction of leased space, a reduction of certain salaries and the severance of administrative staff. Also, during 1996, management reached agreements with its major vendors to defer approximately $1,323,000 in payments that are due in exchange for a commitment to the vendors to make payments from revenues to be received by the Company in the future under the SciClone license agreement until the full amount of the liabilities have been liquidated.

Should the Company obtain substantial additional funding, other factors including competition, dependence on third parties, uncertainty regarding patents, protection of proprietary rights, manufacturing of peptides and technology obsolescence could have a significant impact on the Company and its operations.

Financial Statements

         The Balance Sheet as of March 31, 1997, the Statement of Operations for the three-month periods ended March 31, 1997 and 1996, and the Statements of Cash Flows for the three-month periods ended March 31, 1997 and 1996, have been prepared without audit. In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1997 and the results of operations and changes in cash flows for such period have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of the operating results for the full year. Certain prior year amounts have been reclassified to conform with current year presentation.

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

                            ALPHA 1 BIOMEDICALS, INC.
Item 2.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

      Results of Operations for the Three-Month Period Ended March 31, 1997
             Compared to the Three-Month Period Ended March 31, 1996


Revenues. Revenues for the three-month period ended March 31, 1997 were $9,229 as compared to $8,288 during the comparable period a year earlier. Current period revenues consisted solely of royalty payments whereas the comparable period a year earlier consisted of $4,288 in royalty payments and $4,000 received under a consulting agreement.

Expenses. Expenses for the three-month period ended March 31, 1997 were $185,261, a decrease of $833,186 from the comparable period a year earlier. Research and development expenses during the current period were $39,336, a decrease of $748,192 from the prior period. The current period decrease reflects the effect of a cost reduction program implemented during early 1996, in addition to higher prior period expenses incurred for the purchase of Thymosin beta 4 material and costs incurred for the conduct of clinical studies. General and administrative expenses during the current period were $145,925, a decrease of $84,994 from the comparable period a year earlier, primarily reflecting the effect of the cost reduction program and the effect of proprietary rights becoming fully amortized during the prior period.

Other Items. During the first quarter of 1996, the Company recorded a loss of $34,028 as a result of the change in the market value of shares of Viral Technologies, Inc. when the shares were sold. No such expense was incurred during the 1997 comparable period. Interest expense during the current period was $35,043, an increase of $5,868 over the comparable period a year earlier, representing amounts due under the terms of letter agreements with certain major vendors. The increase primarily reflects the effect of expenses calculated for the full three-month period of the current quarter.

Capital Resources and Liquidity

Since its inception in 1982, the Company's activities have consisted of conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of products for research, testing and clinical trials. The Company's accumulated deficit of $37,471,341 through March 31, 1997 has been primarily funded by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by the Company and limited product sales.

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

During the first three months of 1997, revenues consisted of royalty income from SciClone. These revenue sources are substantially below the level required to cover fully the Company's expenses or to provide adequate cash flow. On March 12, 1997, the Company concluded a private placement consisting of shares of Common Stock and Class D Warrants from which the Company received $200,000. Each unit consisted of 500,000 shares of Common Stock and 165,000 Class D Warrants having an exercise price of $0.10 per warrant and a term of ten years. Subsequent to March 31, 1997, the Company raised an additional $50,000 through the sale of one unit on identical terms. The proceeds of the offering will be used to conduct preclinical animal studies at a major United States university using the Company's product, Thymosin beta 4, and to fund operations into the second quarter of 1997. The Company currently believes, based on its existing resources, that it will have sufficient cash to sustain its operations to the middle of the second quarter of 1997. If additional financing cannot be obtained prior to that time, the Company likely will be forced to discontinue operations.

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

As a result of the termination of research and development activities during 1996, the Company canceled research orders with certain vendors. The Company was able to cancel approximately $1,200,000 of work on outstanding orders of approximately $2,700,000. Management entered into separate letter agreements with four vendors, which in the aggregate totaled $1,323,000, to defer payment in exchange for a commitment to the vendors of revenues received by the Company in the future under a license agreement with SciClone Pharmaceuticals, Inc. until the full amounts of the liabilities have been liquidated. In the event that sufficient funding is obtained for the Thymosin beta 4 program, all amounts then due would become payable immediately.

The effect of inflation and changing prices on the continuing operations of the Company is not expected to be significant.

New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128").
This statement establishes new standards for computing and presenting earnings per share ("EPS"). This standard replaces Accounting Principles Board Opinion No. 15 ("APB 15") presentation of "primary EPS" with "basic EPS," computed as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures. Diluted EPS is computed similarly to "fully diluted EPS," as defined in APB 15. In addition, the statement requires a reconciliation of the numerator and denominator of the basic to diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, with early adoption not permitted. Restatement of all prior period EPS data is not required. The Company anticipates that adoption of SFAS 128 will not have a significant impact on its EPS.

                            ALPHA 1 BIOMEDICALS, INC.

                           Part II - Other Information

Item 2.           Changes in Securities

                  (a)      not applicable

                  (b)      not applicable

                  (c)      Recent Sales of Unregistered Securities

                           As more fully described in Item 1, during the first quarter of 1997, the Company sold for cash a total of 4 units, each consisting of 500,000 shares of Common Stock and 165,000 Class D Warrants exercisable at a price of $.10 per warrant to purchase an equal number of shares of Common Stock, to several individuals, at a price of $50,000 per unit. The purchasers included Michael Berman, the Company's President and Chief Executive Officer, Robert J. Lanham, the Company's Chief Financial Officer, and Joseph McNay, a director of the Company. An additional unit was sold subsequent to the end of the first quarter of 1997. The sale of the units was effected in reliance on an exemption from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           Exhibit
                           Number
                               27           Financial Data Schedule

                  (b)      Reports on Form 8-K -- A current report on Form 8-K
                                 was filed on March 13, 1997 (Item 5).

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



                                            Alpha 1 Biomedicals, Inc.
                                            -------------------------
                                                   (Registrant)





Date: May 15, 1997                          By:      /s/  R.J. Lanham
                                               ------------------------------
                                                     R.J. Lanham
                                                     Vice President and
                                                     Chief Financial Officer