Form 10-Q
period 1997-06-30
ALPHA 1 BIOMEDICALS INC
filed 1997-08-12
CIK 707511

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC.  20549

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             June 30, 1997
                                        -----------------------------------

                                       OR

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    ---------------


                      Commission file number     0-15070
                                            ------------

                           Alpha 1 Biomedicals, Inc.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      52-1253406
--------------------------------        ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


                            6707 Democracy Boulevard
                                   Suite 111
                            Bethesda, MD  20817-1129
        ------------------------------------------------------------
        (Address of principal executive offices, including zip code)

                                 (301) 564-4400
               ------------------------------------------------
             (Registrants telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes         X                     No
                   --------------                    ------------

         As of July 31, 1997, 11,977,429 shares of the registrant's common stock, par value $.001 per share, were issued and outstanding.

                           ALPHA 1 BIOMEDICALS, INC.

                                   FORM 10-Q

                          QUARTER ENDED JUNE 30, 1997

                                     INDEX


                                                                                                    Page No.
                                                                                                    --------
Part I.          Financial Information

            Item 1.    Financial Statements

                       Balance Sheets at June 30, 1997
                       (unaudited) and December 31, 1996
                       (audited)                                                                         3

                       Statements of Operations for the three-
                       month and six-month periods ended
                       June 30, 1997 and 1996 (unaudited)                                                4

                       Statements of Cash Flows for the six-
                       month periods ended June 30, 1997 and
                       1996 (unaudited)                                                                  5

                       Notes to Financial Statements                                                   6-7

            Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                                                     8-11

Part II.         Other Information

            Item 6.    Exhibits and Reports on Form 8-K                                                 12

Signatures                                                                                              13

                          Part 1. Financial Statements

                           ALPHA 1 BIOMEDICALS, INC.
                                 BALANCE SHEETS

                                                                          June 30,               December 31,
                                                                            1997                    1996
                                                                            ----                    ----
                                                                         (unaudited)
ASSETS
------

Current assets
   Cash and cash equivalents                                          $       6,196         $       153,725
   Prepaid insurance                                                         38,629                  61,048
   Other current assets                                                      -                        3,677
                                                                      ---------------       -----------------

        Total current assets                                                 44,825                 218,450

Fixed assets, net                                                             2,282                   6,344
Due from related party                                                       71,871                  72,643
Other assets                                                                  1,221                  15,831
                                                                      ---------------       -----------------

        Total assets                                                  $     120,199         $       313,268
                                                                      ===============       =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities
   Accounts payable                                                   $     190,803         $       165,084
   Accrued expenses                                                         277,276                 463,393
   Letter agreements with vendors                                         1,306,257               1,323,022
                                                                      ---------------       -----------------

        Total current liabilities                                         1,774,336               1,951,499
                                                                      ---------------       -----------------

Stockholders' equity (deficit)
   Preferred stock, $.001 par value per share,
    1,000,000 authorized; no shares issued                                   -                      -
   Common stock, par value $.001 per share,
    20,000,000 shares authorized; 11,977,429 and
     9,102,429 issued and outstanding, respectively                          11,977                   9,102
   Additional paid-in capital                                            35,965,289              35,613,164
   Accumulated deficit                                                  (37,631,403)            (37,260,497)
                                                                      ---------------       -----------------

        Total stockholders' equity (deficit)                             (1,654,137)             (1,638,231)
                                                                      ---------------       -----------------

        Total liabilities and stockholders' equity (deficit)          $     120,199         $       313,268
                                                                      ===============       =================

                           ALPHA 1 BIOMEDICALS, INC.
                            STATEMENTS OF OPERATIONS


                                                  Three months ended                        Six months ended
                                                      June 30,                                  June 30,
                                       ----------------------------------       ---------------------------------------
                                              1997               1996                    1997                1996
                                              ----               ----                    ----                ----
                                                     (unaudited)                                (unaudited)
Revenues                                $       45,727       $       3,783          $       54,956       $      12,071

Expenses
  Research and product
   development                                  14,831             125,116                  54,167             912,644
  General and administrative                   157,085             257,379                 303,010             488,298
                                       ----------------     ---------------        ----------------     ---------------

Total expenses                                 171,916             382,495                 357,177           1,400,942
                                       ----------------     ---------------        ----------------     ---------------
Operating loss                                (126,189)           (378,712)               (302,221)         (1,388,871)
Loss on sale of VTI                             -                   -                       -                  (34,028)
Interest expense                               (34,549)            (34,297)                (69,592)            (63,472)
Interest income                                    676               2,803                     907               6,402
                                       ----------------     ---------------        ----------------     ---------------

Net loss                                $     (160,062)      $    (410,206)         $     (370,906)      $  (1,479,969)
                                       ================     ===============        ================     ===============

Net loss per common share               $        (0.01)      $       (0.05)         $        (0.04)      $       (0.16)
                                       ================     ===============        ================     ===============

Weighted average number
 of common shares outstanding               11,781,275           9,092,814               9,764,169           9,035,121
                                       ================     ===============        ================     ===============

                           ALPHA 1 BIOMEDICALS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                  Six months ended
                                                                                      June 30,
                                                                      ---------------------------------------
                                                                             1997                 1996
                                                                             ----                 ----
                                                                                     (unaudited)
Cash flows from operating activities:
   Net loss                                                             $    (370,906)        $  (1,479,969)

Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                                               4,062                 8,416
     Amortization                                                              -                     64,672
     Litigation settlement in common stock                                    105,000               (60,000)
     Loss on disposal/writedown of fixed assets                                -                     26,969
     Changes in operating assets and liabilities:
        Decrease in prepaid insurance                                          22,419                58,766
        Decrease in other current assets                                        3,677                 3,819
        Decrease in due from related party                                        772                 7,802
        Decrease (increase) in other assets                                    14,610                (1,221)
        Increase (decrease) in accounts payable                                25,719              (159,094)
        Decrease in accrued expenses                                         (186,117)             (631,136)
        (Decrease) increase in letter agreements with vendors                 (16,765)            1,323,022
                                                                       ----------------      ----------------

Net cash used in operating activities                                        (397,529)             (837,954)
                                                                       ----------------      ----------------

Cash flows from investing activities:
   Sale of short term investments, net                                         -                    284,538
   Proceeds from the sale of fixed assets                                      -                     13,700
                                                                       ----------------      ----------------

Net cash provided by investing activities                                      -                    298,238
                                                                       ----------------      ----------------

Cash flows from financing activities:
   Proceeds from issuance of common stock/warrants                            250,000                35,000
                                                                       ----------------      ----------------

Net cash provided by financing activities                                     250,000                35,000
                                                                       ----------------      ----------------

Net decrease in cash and cash equivalents                                    (147,529)             (504,716)

Cash and cash equivalents at beginning of period                              153,725               546,797
                                                                       ----------------      ----------------

Cash and cash equivalents at end of period                              $       6,196         $      42,081
                                                                       ================      ================

                           ALPHA 1 BIOMEDICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS


Alpha 1 Biomedicals, Inc. (the "Company"), a Delaware corporation, was incorporated in 1982. The Company operates predominantly in a single industry segment, the biotechnology industry. Its business consists of researching and developing new pharmaceutical products for the treatment of diseases or conditions that arise as a result of immune system disorders, including chronic viral infections, cancer and autoimmune disease.

The Company delayed its development program for Thymosin beta 4 during 1996 and has no products that have received regulatory approval. The Company has not generated significant revenues from operations and does not anticipate generating product revenues for the foreseeable future. The Company will require substantial funding in order to resume and conduct its research and development activities and to manufacture and market the products which the Company intends to develop. Management plans to continue to pursue strategic alliances or other partnership arrangements with entities interested in and with resources to develop Thymosin beta 4, or other business transactions which would allow the Company to generate resources to permit continuation of the Company's operations.

During March 1997, the Company completed a private placement in which it raised $200,000 through the sale of four units, each consisting of 500,000 shares of Common Stock and 165,000 Class D Warrants having an exercise price of $0.10 per warrant and a term of ten years. In June, the Company raised an additional $50,000 through the sale of one unit on identical terms. The proceeds were used in part to initiate preclinical animal studies at a major United States university using the Company's product, Thymosin beta 4, and to fund current operations. In July 1997, the Company secured a $50,000 loan from an individual to provide additional operating capital. The terms of the loan agreement provide for repayment of principal and interest within six months with interest at the rate of 8% per annum. Additionally, the noteholder received a warrant to purchase 100,000 shares of the Company's common stock at $.13 per share. The warrant has a five-year term.

Cash balances at June 30, 1997 were $6,196. Current cash balances will be insufficient to satisfy operating requirements beyond August 1997. In the event that substantial funding is not obtained, the Company likely will be forced to discontinue operations. During 1996, the board of directors approved a plan which provided for the termination of all ongoing research and development activities, a reduction of leased space, a reduction of certain salaries and the severance of administrative staff. Also, during 1996, management reached agreements with its major vendors to defer approximately $1,323,000 in payments that are due in exchange for a commitment to the vendors to make payments from revenues received by the Company in the future under the SciClone license agreement until the full amount of the liabilities have been liquidated.

Should the Company obtain substantial additional funding, other factors relating to competition, dependence on third parties, uncertainty regarding patents, protection of proprietary rights, manufacturing of peptides and technology obsolescence could have a significant impact on the Company and its operations.

Financial Statements

The Balance Sheet as of June 30, 1997, the Statement of Operations for the three-month and six-month periods ended June 30, 1997 and 1996, and the Statements of Cash Flows for the six-month periods ended June 30, 1997 and 1996, have been prepared without audit. In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997 and the results of operations and changes in cash flows for such period have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the three-month and six-month periods ended June 30, 1997, are not necessarily indicative of the operating results for the full year. Certain prior year amounts have been reclassified to conform with current year presentation.

Forward Looking Statements

Any statements which are not actual facts contained in this document are forward looking statements that involve risks and uncertainties, including but not limited to, those relating to product demand, pricing, market acceptance, the effect of economic conditions, intellectual property rights and litigation, clinical trials, governmental regulations, competitive products, risks in product and technology development, the results of financing efforts, the ability to complete transactions and other risks identified in other of the Company's Securities and Exchange Commission filings.

                           ALPHA 1 BIOMEDICALS, INC.

Item 2.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     Results of Operations for the Three-Month Period Ended June 30, 1997
            Compared to the Three-Month Period Ended June 30, 1996


Revenues. Revenues for the three-month period ended June 30, 1997 were $45,727 as compared to $3,783 during the comparable period a year earlier. Current period revenues consisted of royalty payments totaling $20,727 and $25,000 received under a consulting agreement, whereas the comparable period a year earlier consisted of $3,783 in royalty payments.

Expenses. Expenses for the three-month period ended June 30, 1997 were $171,916, a decrease of $210,579 from the comparable period a year earlier. Research and development expenses during the current period were $14,831, a decrease of $110,285 from the prior period. The current period decrease reflects the effect of a cost reduction program implemented during early 1996, in addition to higher prior period expenses incurred for the purchase of Thymosin beta 4 material and costs incurred for the conduct of clinical studies. General and administrative expenses during the current period were $157,085, a decrease of $100,294 from the comparable period a year earlier, primarily reflecting the effect of the cost reduction program.

       Results of Operations for the Six-Month Period Ended June 30, 1997
              Compared to the Six-Month Period Ended June 30, 1996

Revenues. Revenues for the six-month period ended June 30, 1997 were $54,956 as compared to $12,071 during the comparable period a year earlier. Current period revenues consisted of royalty payments totaling $29,831 and $25,125 received primarily in fees under a consulting agreement, whereas the comparable period a year earlier consisted of $8,071 in royalty payments and $4,000 received under a consulting agreement.

Expenses. Expenses for the six-month period ended June 30, 1997 were $357,177, a decrease of $1,043,765 from the comparable period a year earlier. Research and development expenses during the current period were $54,167, a decrease of $858,477 from the prior period. The current period reflects the effect of a cost reduction program implemented during early 1996, in addition to higher prior period expenses incurred for the purchase of Thymosin beta 4 material and costs incurred for the conduct of clinical studies. General and administrative expenses during the current period were $303,010, a decrease of $185,288 from the comparable period a year earlier, primarily reflecting the effect of the cost reduction program and the effect of proprietary rights becoming fully amortized during the prior period.

Other Items. During the six-month period of 1996, the Company recorded a loss of $34,028 resulting from the sale of shares of CEL-SCI Corporation. No such expense was incurred during the 1997 comparable period.

Capital Resources and Liquidity

Since its inception in 1982, the Company's activities have consisted of conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of products for research, testing and clinical trials. The Company's accumulated deficit of $37,631,403 through June 30, 1997 has been primarily funded by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by the Company and limited product sales.

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

During the first six months of 1997, revenues consisted primarily of royalty income from SciClone and payments received under a consulting agreement. These revenue sources are substantially below the level required to cover fully the Company's expenses. During the first quarter of 1997, the Company completed a private placement consisting of shares of Common Stock and Class D Warrants from which the Company received $200,000. Each unit consisted of 500,000 shares of Common Stock and 165,000 Class D Warrants having an exercise price of $0.10 per warrant and a term of ten years. During the second quarter of 1997, the Company raised an additional $50,000 through the sale of one unit on identical terms. The proceeds of this offering were used to conduct preclinical animal studies at a major United States university using the Company's product, Thymosin beta 4, and to fund operations through the second quarter of 1997. The Company has subsequently been advised that the animal studies it sponsored failed to indicate that Thymosin beta 4 may be an effective treatment for sepsis. In July, the Company secured a $50,000 loan from an individual to provide additional operating capital. The terms of the loan agreement provide for repayment within six months with interest at the rate of 8% per annum. Additionally, the noteholder received a warrant to purchase 100,000 shares of the Company's common stock at $.13 per share. The warrant has a five-year term.

During the second quarter, the Company entered into a Material Transfer Agreement-Cooperative Research and Development Agreement ("MTA-CRADA") with the National Institutes of Health ("NIH"), whereby the NIH investigator will use Thymosin beta 4 material provided by the Company in a wound healing study. In exchange, the Company may license from the NIH any patent rights that might result from the research study that relate to the use of Thymosin beta 4 as a wound healing treatment.

Based on its existing resources, the Company does not have sufficient cash to sustain its operations beyond August. If additional financing cannot be obtained prior to that time, the Company likely will be forced to discontinue operations.

During 1995, the Company refocused its research efforts to Thymosin beta 4. Research activities and preclinical studies were initiated and accelerated based on anticipated cash resources that the Company expected to materialize through a proposed merger. In anticipation of the merger and the cash that was to become available, the Company commenced placing orders for the conduct of research studies and for the purchase of Thymosin beta 4 material totaling $2,704,000. In January 1996, the Company learned of the issuance of a U.S. patent such that the commercialization of Thymosin beta 4 as a mucolytic for the treatment for cystic fibrosis would potentially infringe the claims of this patent. Following an unsuccessful attempt to obtain a license to this patent, the merger agreement was terminated by mutual agreement.

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

The Company continues to pursue strategic alliances or other partnership arrangements with entities interested in and with resources to develop Thymosin beta 4, or other business transactions which would allow the Company to generate resources to permit continuation of the Company's operations.

The effect of inflation and changing prices on the continuing operations of the Company is not expected to be significant.

New Accounting Standards

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

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for FY 1998. The Company is evaluating these statements to determine the impact on its reporting and disclosure requirements.

                           ALPHA 1 BIOMEDICALS, INC.

                          Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 Exhibit
                 Number
                 ------
                    27       Financial Data Schedule

           (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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



                                 Alpha 1 Biomedicals, Inc.
                                 -------------------------
                                        (Registrant)





Date: August 11, 1997            By:     /s/  R.J. Lanham
                                    -----------------------------
                                         R.J. Lanham
                                         Vice President and
                                         Chief Financial Officer