Form 10-Q
period 1997-09-30
ALPHA 1 BIOMEDICALS INC
filed 1997-11-10
CIK 707511

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC.  20549

                                  FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1997
                               ----------------------------------------------

                                     OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------


                       Commission file number  0-15070
                                               --------

                          Alpha 1 Biomedicals, Inc.
                          -------------------------
           (Exact name of registrant as specified in its charter)


                 Delaware                                           52-1253406
-------------------------------------------        ---------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer Identification Number)
incorporation or organization)

                          6707 Democracy Boulevard
                                  Suite 111
                          Bethesda, MD  20817-1129
                          ------------------------
        (Address of principal executive offices, including zip code)

                               (301) 564-4400
                               --------------
             (Registrants telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes         X                     No
                                  -----------------                 ---------

         As of October 31, 1997, 11,977,429 shares of the registrant's common stock, par value $.001 per share, were issued and outstanding.

                           ALPHA 1 BIOMEDICALS, INC.

                                   FORM 10-Q

                        QUARTER ENDED September 30, 1997

                                     INDEX

                                                                                                      Page No.
                                                                                                      --------
Part I.          Financial Information

                 Item 1.  Financial Statements

                          Balance Sheets at September 30, 1997
                          (unaudited) and December 31, 1996
                          (audited)                                                                      3

                          Statements of Operations for the three-
                          month and nine-month periods ended
                          September 30, 1997 and 1996 (unaudited)                                        4

                          Statements of Cash Flows for the nine-
                          month periods ended September 30, 1997
                          and 1996 (unaudited)                                                           5

                          Notes to Financial Statements                                                6-7

                 Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                                                  8-11

Part II.         Other Information

                 Item 6.  Exhibits and Reports on Form 8-K                                              12

Signatures                                                                                              13

                         Part I.  Financial Information

                           ALPHA 1 BIOMEDICALS, INC.
                                 BALANCE SHEETS


                                                                            September 30,     December 31,
                                                                                1997             1996
                                                                                ----            ----
                                                                            (unaudited)
ASSETS
------

Current assets
      Cash and cash equivalents                                            $      4,916     $    153,725
      Prepaid insurance                                                          20,019           61,048
      Other current assets                                                       -                 3,677
                                                                           -------------    -------------

             Total current assets                                                24,935          218,450

Fixed assets, net                                                                 1,483            6,344
Due from related party                                                           71,871           72,643
Other assets                                                                  -                   15,831
                                                                           -------------    -------------

             Total assets                                                  $     98,289     $    313,268
                                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities
      Accounts payable                                                     $    210,540     $    165,084
      Accrued expenses                                                          293,468          463,393
      Notes payable                                                              50,000       -
      Letter agreements with vendors                                          1,301,904        1,323,022
                                                                           -------------    -------------

             Total current liabilities                                        1,855,912        1,951,499
                                                                           -------------    -------------

Stockholders' equity (deficit)
      Preferred stock, $.001 par value per share,
       1,000,000 authorized; no shares issued                                    -               -
      Common stock, par value $.001 per share,
       20,000,000 shares authorized; 11,977,429 and
        9,102,429 issued and outstanding, respectively                           11,977            9,102
      Additional paid-in capital                                             35,965,289       35,613,164
      Accumulated deficit                                                   (37,734,889)     (37,260,497)
                                                                           -------------    -------------

             Total stockholders' equity (deficit)                            (1,757,623)      (1,638,231)
                                                                           -------------    -------------

             Total liabilities and stockholders' equity (deficit)          $     98,289     $    313,268
                                                                           =============    =============

                           ALPHA 1 BIOMEDICALS, INC.
                            STATEMENTS OF OPERATIONS


                                       Three months ended             Nine months ended
                                         September 30,                    September 30,
                                  ----------------------------    -----------------------------

                                      1997            1996            1997          1996
                                      ----            ----            ----          ----
                                          (unaudited)                     (unaudited)
Revenues                          $    114,004    $    254,641    $    168,960    $    266,712

Expenses
     Research and product
      development                       16,234          70,581          70,401         983,225
     General and administrative        165,474         224,125         468,484         712,423
                                  ------------    ------------    ------------    ------------

Total expenses                         181,708         294,706         538,885       1,695,648
                                  ------------    ------------    ------------    ------------

Operating loss                         (67,704)        (40,065)       (369,925)     (1,428,936)
Loss on sale of VTI                          -               -               -         (34,028)
Interest expense                       (35,786)        (34,297)       (105,378)        (97,769)
Interest income                              4             998             911           7,400
                                  ------------    ------------    ------------    ------------

Net loss                          $   (103,486)   $    (73,364)   $   (474,392)   $ (1,553,333)
                                  ============    ============    ============    ============

Net loss per common share         $      (0.01)   $      (0.01)   $      (0.05)   $      (0.17)
                                  ============    ============    ============    ============


Weighted average number
 of common shares outstanding       11,977,429       9,102,429      10,510,030       9,057,721
                                  ============    ============    ============    ============

                           ALPHA 1 BIOMEDICALS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                       Nine months ended
                                                                                         September 30,
                                                                          --------------------------------------------
                                                                                   1997                    1996
                                                                                   ----                    ----
                                                                                          (unaudited)
Cash flows from operating activities:
     Net loss                                                             $          (474,392)    $        (1,553,333)

Adjustments to reconcile net loss to net
     cash used in operating activities:
         Depreciation                                                                   4,861                  10,134
         Amortization                                                               -                          64,672
         Litigation settlement in common stock                                        105,000                 (60,000)
         Loss on disposal/writedown of fixed assets                                 -                          26,969
         Changes in operating assets and liabilities:
              Decrease in prepaid insurance                                            41,029                  95,272
              Decrease in other current assets                                          3,677                   8,451
              Decrease in due from related party                                          772                   7,866
              Decrease (increase) in other assets                                      15,831                  (1,221)
              Increase (decrease) in accounts payable                                  45,456                (100,130)
              Decrease in accrued expenses                                           (169,925)               (582,478)
              (Decrease) increase in letter agreements with vendors                   (21,118)              1,323,022
                                                                          --------------------    --------------------

Net cash used in operating activities                                                (448,809)               (760,776)
                                                                          --------------------    --------------------

Cash flows from investing activities:
     Sale of short term investments, net                                            -                         284,538
     Proceeds from the sale of fixed assets                                         -                          13,700
                                                                          --------------------    --------------------

Net cash provided by investing activities                                           -                         298,238
                                                                          --------------------    --------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock/warrants                                  250,000                  35,000
     Proceeds from issuance of notes payable                                           50,000               -
                                                                          --------------------    --------------------

Net cash provided by financing activities                                             300,000                  35,000
                                                                          --------------------    --------------------

Net decrease in cash and cash equivalents                                            (148,809)               (427,538)

Cash and cash equivalents at beginning of period                                      153,725                 546,797
                                                                          --------------------    --------------------

Cash and cash equivalents at end of period                                $             4,916     $           119,259
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

The Company delayed its development program for Thymosin beta 4 during 1996 and has no products that have received regulatory approval. The Company has not generated significant revenues from operations and does not anticipate generating product revenues for the foreseeable future. The Company will require substantial funding in order to resume and conduct its research and development activities and to manufacture and market the products which the Company intends to develop. Management plans to continue to pursue strategic alliances or other partnership arrangements with entities interested in and with resources to develop Thymosin beta 4 or products within its business focus, or other business transactions which would allow the Company to generate resources to permit continuation of the Company's operations.

During March 1997, the Company completed a private placement in which it raised $200,000 through the sale of four units, each consisting of 500,000 shares of Common Stock and 165,000 Class D Warrants having an exercise price of $0.10 per warrant and a term of ten years. In June, the Company raised an additional $50,000 through the sale of one unit on identical terms. The proceeds were used in part to initiate preclinical animal studies at a major United States university using the Company's product, Thymosin beta 4, and to fund current operations. In July 1997, the Company secured a $50,000 loan from an individual to provide additional operating capital. The terms of the loan agreement provide for repayment of principal and interest within six months with interest at the rate of 8% per annum. Additionally, the noteholder received a warrant to purchase 100,000 shares of the Company's common stock at $.13 per share. (The fair market value of the Company's stock at the date of the grant.) The warrant has a five-year term.

In 1996, the Company entered into an agreement with SciClone Pharmaceuticals, Inc. ("SciClone"), whereby the Company received $500,000 in non-refundable prepayments of royalties that may be due from future sales of Zadaxin(R), SciClone's tradename for Thymosin alpha 1. The agreement provided that after royalty payments totaling $1.75 million have been made, the Company will forgo future royalties, if and when earned, equal to $2.5 million. In September 1997, the Company entered into a second agreement with SciClone whereby the Company received an additional $70,000 in non-refundable prepayments of royalties that may be due from future sales of Zadaxin(R). Under the second agreement, the Company will forgo an additional $700,000 in future royalties after royalty payments totaling $1.75 million have been made.

Under the terms of a promissory note executed in October 1997 with ViroPro Pharmaceuticals, Inc. ("ViroPro"), the Company received $60,000. The demand note, in part, provides for repayment of principal in six months and bears interest at the rate of 8%. ViroPro and the Company are having ongoing discussions regarding the possibility of a future business relationship.

Cash balances at September 30, 1997 were $4,916. Current cash balances will be insufficient to satisfy operating requirements beyond November 1997. In the event that substantial funding is not obtained, the Company likely will be forced to discontinue operations. During 1996, the board of directors approved a plan which provided for the termination of most ongoing research and development activities, a reduction of leased space, a reduction of certain salaries and the severance of administrative staff. Also, during 1996, management reached agreements with its major vendors to defer approximately $1,323,000 in payments that are due in exchange for a commitment to the vendors to make payments from revenues received by the Company in the future under the SciClone license agreement until the full amount of the liabilities have been liquidated.

Should the Company obtain substantial additional funding, other factors relating to competition, dependence on third parties, uncertainty regarding patents, protection of proprietary rights, manufacturing of peptides and technology obsolescence could have a significant impact on the Company and its operations.

Financial Statements

The Balance Sheet as of September 30, 1997, the Statement of Operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and the Statements of Cash Flows for the nine-month periods ended September 30, 1997 and 1996, have been prepared without audit. In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997 and the results of operations and changes in cash flows for such period have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the three-month and nine-month periods ended September 30, 1997, are not necessarily indicative of the operating results for the full year. Certain prior year amounts have been reclassified to conform with current year presentation.

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

                           ALPHA 1 BIOMEDICALS, INC.

Item 2.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

  Results of Operations for the Three-Month Period Ended September 30, 1997
         Compared to the Three-Month Period Ended September 30, 1996


Revenues. Revenues for the three-month period ended September 30, 1997 were $114,004 as compared to $254,641 during the comparable period a year earlier. Current period revenues consisted of royalty payments from SciClone Pharmaceuticals, Inc. ("SciClone") totaling $89,004 and $25,000 received under a consulting agreement. The royalty payments consisted of $70,000 in a non-refundable payment under a prepaid royalty agreement executed in September 1997 and royalty earnings due for the current quarter totaling $19,004. Revenues in the comparable period a year earlier consisted of $250,000 in a non-refundable payment under a prepaid royalty agreement executed in August 1996 and $4,641 in royalty earnings.

Expenses. Expenses for the three-month period ended September 30, 1997 were $181,708, a decrease of $112,998 from the comparable period a year earlier. Research and development expenses during the current period were $16,234, a decrease of $54,347 from the prior period. The current period decrease reflects the effect of a cost reduction program implemented during early 1996, in addition to higher prior period expenses incurred for the conduct of pre-clinical studies. General and administrative expenses during the current period were $165,474, a decrease of $58,651 from the comparable period a year earlier, primarily reflecting decreased legal fees for patent activities, and a reduction in the cost of insurance.

    Results of Operations for the Nine-Month Period Ended September 30, 1997
           Compared to the Nine-Month Period Ended September 30, 1996

Revenues. Revenues for the nine-month period ended September 30, 1997 were $168,960 as compared to $266,712 during the comparable period a year earlier. Current period revenues consisted of royalty payments from SciClone totaling $118,835 and $50,125 received primarily in fees under a consulting agreement. Revenues in the comparable period a year earlier consisted primarily of royalty payments.

Expenses. Expenses for the nine-month period ended September 30, 1997 were $538,885, a decrease of $1,156,763 from the comparable period a year earlier. Research and development expenses during the current period were $70,401, a decrease of $912,824 from the prior period. The current period reflects the effect of a cost reduction program implemented during early 1996, in addition to higher prior period expenses incurred for the purchase of Thymosin beta 4 material and costs incurred for the conduct of clinical studies. General and administrative expenses during the current period were $468,484, a decrease of $243,939 from the comparable period a year earlier, primarily reflecting the effect of the cost reduction program, the effect of proprietary rights becoming fully amortized, decreased legal fees for patent activities and a reduction in the cost of insurance.

Other Items. During the nine-month period of 1996, the Company recorded a loss of $34,028 resulting from the sale of shares of CEL-SCI Corporation. No such expense was incurred during the 1997 comparable period.

Capital Resources and Liquidity

Since its inception in 1982, the Company's activities have consisted of conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of products for research, testing and clinical trials. The Company's accumulated deficit of $37,734,889 through September 30, 1997 has been primarily funded by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by the Company and limited product sales.

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

During the first nine months of 1997, revenues consisted primarily of royalty income from SciClone and payments received under a consulting agreement. These revenue sources are substantially below the level required to cover fully the Company's expenses. During the first quarter of 1997, the Company completed a private placement consisting of shares of Common Stock and Class D Warrants from which the Company received $200,000. Each unit consisted of 500,000 shares of Common Stock and 165,000 Class D Warrants having an exercise price of $0.10 per warrant and a term of ten years. During the second quarter of 1997, the Company raised an additional $50,000 through the sale of one unit on identical terms. The proceeds of this offering were used to conduct preclinical animal studies at a major United States university using the Company's product, Thymosin beta 4, and to provide funds for operations. The Company was subsequently advised that the animal studies it sponsored failed to indicate that Thymosin beta 4 may be an effective treatment for sepsis or Adult Respiratory Distress Syndrome ("ARDS"). During July, the Company secured a $50,000 loan from an individual to provide additional operating capital. The terms of the loan agreement provide for repayment within six months with interest at the rate of 8% per annum. Additionally, the noteholder received a warrant to purchase 100,000 shares of the Company's common stock at $.13 per share. (The fair market value of the Company's stock at the date of the grant.) The warrant has a five-year term. In September 1997, the Company entered into an agreement with SciClone, whereby the Company received $70,000 in non-refundable prepaid royalties that may be due from future sales of Zadaxin(R), SciClone's tradename for Thymosin alpha 1. Under the agreement, the Company will forgo future royalties in an amount equal to $700,000, after royalty payments of $1.75 million have been made. (In 1996, the Company entered into a similar agreement with SciClone, whereby, in exchange for a $500,000 payment, the Company agreed to forgo $2.5 million in future royalty payments on sales of Zadaxin after royalty payments of $1.75 million have been made.) During October 1997, the Company received $60,000 under a promissory note with ViroPro Pharmaceuticals, Inc. The demand note, in part, provides for repayment of principal in six months and bears interest at the rate of 8%. ViroPro and the Company are having ongoing discussions regarding the possibility of a future business relationship.

During the second quarter of 1997, the Company entered into a Material Transfer Agreement-Cooperative Research and Development Agreement ("MTA-CRADA") with the National Institutes of Health ("NIH"), whereby the NIH investigator will use Thymosin beta 4 material provided by the Company in a wound healing study. In exchange, the Company may license from the NIH any patent rights that might result from the research study that relate to the use of Thymosin beta 4 as a wound healing treatment.

Based on its existing resources, the Company does not have sufficient cash to sustain its operations beyond November 1997. If additional financing cannot be obtained prior to that time, the Company likely will be forced to discontinue operations.

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

                           ALPHA 1 BIOMEDICALS, INC.

                          Part II - Other Information

Item 6.          Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                          Exhibit
                          Number
                              27           Financial Data Schedule

                 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                            (Registrant)
                                                   Alpha 1 Biomedicals, Inc.
                                                   -------------------------





Date: November 7, 1997                     By:     /s/  R.J. Lanham
                                              --------------------------------
                                                   R.J. Lanham
                                                   Vice President and
                                                   Chief Financial Officer