Form 10-K405
period 1997-12-31
ALPHA 1 BIOMEDICALS INC
filed 1998-03-26
CIK 707511

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ------------

Commission file number:  0-15070

                           Alpha 1 Biomedicals, Inc.
                           -------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                                    52-1253406
-------------------------------------------                 ---------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer Identification Number)
incorporation or organization)

                      6707 Democracy Boulevard, Suite 111
                         Bethesda, Maryland  20817-1129
                         ------------------------------
          (Address of principal executive offices including zip code)
        Registrant's telephone number, including area code: 301-564-4400
                                                            ------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                                        Name of each exchange on
         Title of each class                                                  which registered
         -------------------                                         ----------------------------------
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

                  Yes      X       No
                     ----------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The approximate aggregate market value of voting stock held by nonaffiliates of the registrant is $560,000 as of March 6, 1998.*

The number of shares of registrant's Common Stock outstanding as of March 6, 1998: 11,477,429

                    Documents Incorporated by Reference
                    -----------------------------------

Document                                                Form 10-K Part(s)
--------                                                -----------------

None

*The number of shares held by nonaffiliates was determined by excluding from the number of shares outstanding 1,821,318 shares of Common Stock held by directors and officers outstanding at March 6, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of management and policies of the registrant, or that such person controls, is controlled by or is under common control with the registrant.

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

COMMERCIAL DEVELOPMENT -- THYMOSIN ALPHA 1

Alpha 1's first commercial development project focused on a 28 amino acid peptide, called Thymosin alpha 1, shown to regulate the immune system in animal models. The commercial development of this product was licensed to SciClone Pharmaceuticals, Inc. ("SciClone") in November 1994, whose trademark for the product is Zadaxin(R). SciClone has received regulatory approval to market Zadaxin Thymosin alpha 1 as a therapy for hepatitis B in three Asian countries -- the Peoples Republic of China, the Philippines and Singapore, and in two Latin American countries -- Argentina and Peru. SciClone has advised the Company that it has filed for approval to market Zadaxin in 16 additional countries in Asia, the Middle East and Latin America.

Under the terms of the Company's license agreement with SciClone, the Company is entitled to receive certain royalties on SciClone's net sales revenue from licensed products that range from 3% to 7% depending on SciClone's rights in the country in which the sales occur. Alpha 1's right to receive royalties continues at least until September 30, 2002. If at the end of this eight-year period the Company has not realized royalty payments in the amount of $35 million, then SciClone's royalty obligation will continue until the earlier of
(i) the payment to the Company of royalties aggregating $35 million or (ii) September 30, 2009. In 1996, the Company entered into an agreement with SciClone whereby the Company received a nonrefundable payment of royalties in the amount of $500,000, which is included in revenues in 1996. In exchange, the Company agreed that after royalty payments totaling $1.75 million have been made, the Company will forgo future royalties, if and when earned, in an amount equal to $2.5 million. Approximately $1.3 million, plus accrued interest thereon, of the first $1.75 million in royalties has been committed by the Company for repayment to certain vendors. In August 1997, the Company entered into a similar agreement with SciClone whereby the Company received $70,000 in nonrefundable royalty payments and will forgo an additional $700,000 in future royalties. This payment has been included in revenues in 1997.

On December 17, 1997, the Company entered into an agreement with SciClone whereby the Company's rights to receive royalty payments from the future sale by SciClone and its licensees of Thymosin alpha 1 would be sold to SciClone in exchange for $130,000 in cash and 444,115 shares of SciClone Common Stock, no par value per share ("SciClone Common Stock"). The number of shares was calculated based on a price of $4.053 per share. If the market price of the SciClone Common Stock is lower than $4.053 per share when the shares become available for sale by the Company, the Company is entitled to receive up to 155,885 additional shares. The Company expects to sell the shares of SciClone Common Stock in order to fund current operations. Additionally, the Company has agreed to use the proceeds from the sale of the shares of SciClone common stock to pay $902,000 of the vendors obligations. The cash realized by the Company from the sale of the shares will depend on the market price when the shares are sold. On March 20, 1998, the market price of the SciClone Common Stock was $3.25 per share. At the time of the entry into the agreement, further royalty payments to the Company based on SciClone's future sales of Zadaxin were suspended. The transaction is subject to approval by Alpha 1's shareholders. In the event shareholder approval is not received, after the Company has been paid $1.75 million in royalties, royalty payments from SciClone will not resume until SciClone effects sales of Licensed Products sufficient to generate cumulative royalties in excess of $6.95 million. After the royalty payments resume, the Company is entitled to receive additional royalty payments up to $28.05 million. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

PRODUCT UNDER DEVELOPMENT -- THYMOSIN BETA 4

The Company has established a research program to develop a proprietary peptide called Thymosin beta 4. To date, the Company has conducted limited pharmacology and toxicology testing in animals. Additional animal testing will be required before Thymosin beta 4 can be tested in humans. The continued development and testing of Thymosin beta 4 is contingent upon the receipt of substantial additional funding.

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

Biological distribution of Thymosin beta 4 suggests a more general function in addition to its role as an immune factor. Thymosin beta 4 is actively involved in the cellular microfilament system, functioning as an actin sequestering peptide and potent regulator of actin polymerization in all living eukaryotic cells. Actin is an abundant protein and plays a central role in cell structure and motility. Research studies published in 1995 and 1997 reported that Thymosin beta 4 could stimulate human endothelial cell migration and differentiation in cell culture. Endothelial cells are the major cell type responsible for the formation of blood vessels. Based upon these data, the Company entered into a Material Transfer - Cooperative Research and Development Agreement ("MTA-CRADA") with the National Institutes of Health ("NIH") during the second quarter of 1997. Under this agreement, the Company will provide an NIH investigator with Thymosin beta 4 for testing in animal models in a wound healing study. In exchange, the Company is entitled to license from the NIH any patent rights that might result from the research study that relates to the use of Thymosin beta 4 as a tissue growth and repair factor. These studies are currently underway.

PRODUCT DEVELOPMENT RELATING TO THYMOSIN BETA 4

The Company suspended development of Thymosin beta 4 as a treatment for cystic fibrosis in February 1996. Since that time, the Company has conducted animal experiments for the testing of Thymosin beta 4 for the treatment of Adult Respiratory Distress Syndrome ("ARDS") associated with septic shock. In March 1997, the Company commenced limited funding of a research contract with a major United States university to determine the effect of Thymosin beta 4 in a sheep model of ARDS. This model is generally recognized as the most relevant animal model for predicting the efficacy of drug treatments for various pulmonary conditions, particularly ARDS. The results of this study did not support the testing of Thymosin beta 4 in human clinical trials for the treatment of ARDS. A significant number of additional preclinical research studies would be required to determine the value of Thymosin beta 4 in the treatment of ARDS. Currently, the Company has no plans to commence additional studies for this use.

Product development activities necessary to support the filing of an Investigational New Drug Application ("IND") for human clinical testing include
(i) manufacturing of preclinical supplies; (ii) pharmacology studies; (iii) toxicology studies; (iv) manufacture of clinical supplies; and (v) development of radioimmunoassay for Thymosin beta 4. The Company does not at present have sufficient funds to complete these preclinical activities.

All current commercial development activities have been suspended. Additional studies will be required to further assess the safety of Thymosin beta 4 in animals for further assurance of safety in humans.

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

Preclinical testing in the laboratory must be conducted to evaluate the potential efficacy and the safety of the investigational drug. The results of these studies are submitted to the FDA as part of an IND, which must be reviewed and approved before clinical testing can begin. Typically, clinical evaluation involves a three stage process. In Phase I, trials are conducted with a small number of subjects to determine the safety profile, the pattern of drug distribution and metabolism. In Phase II, trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and other regulatory authorities.

The results of the preclinical and clinical testing with detailed information on manufacturing are submitted to the FDA in the form of a New Drug Application ("NDA") or a Product License Application ("1PLA") accompanied by an Establishment License Application ("ELA") for approval to commence commercial sales. In responding to an NDA, PLA or ELA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. Therefore, even if the Company completes Phase III clinical trials for certain of its products, there can be no assurance that the FDA will grant marketing approvals, or if granted, that they will be granted on a timely basis. If the FDA does approve a product, it may require, among other things, post-marketing testing, including potentially expensive Phase IV studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may be difficult and expensive to administer. Product approvals may be withdrawn if compliance with regulatory requirements are not maintained or if problems occur after the product reaches the market.

Under the Orphan Drug Act, the FDA may designate a product or products as having Orphan Drug status to treat "a rare disease or condition" which is a disease or condition that affects populations of less than 200,000 individuals in the United States, or, if victims of a disease number more than 200,000, the sponsor establishes that it does not realistically anticipate its product sales will be sufficient to recover its costs. If a product is designated as an Orphan Drug, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. One such incentive is market exclusivity. The sponsor that obtains the first marketing for a designated Orphan Drug for a given indication is eligible to receive marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug and for different indications. However, only the sponsor of the first approved NDA (or PLA) for a given drug for its use in treating a given rare disease may receive marketing exclusivity for such use. Even if a sponsor of a product for an indication for use with an Orphan Drug designation is the first to obtain FDA approval of an NDA (or PLA) for that designation and obtains marketing exclusivity, another sponsor's application for the same drug product may be approved by the FDA during the period of exclusivity if the FDA concludes that it is clinically superior. It is not known whether any indications for which Thymosin beta 4 might be developed would qualify for Orphan Drug status.

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

The Company has entered into a Material Transfer Agreement- Cooperative Research and Development Agreement ("MTA-CRADA") with the National Institutes of Health ("NIH"), whereby the NIH investigator will use Thymosin beta 4 material provided by the Company in a wound healing study. In exchange, the Company is entitled to license from the NIH any patent rights that might result from the research study that relate to the use of Thymosin beta 4 as a wound healing treatment.

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

EXECUTIVE OFFICERS

         NAME                              AGE                      POSITION
         ----                              ---                      --------
Allan L. Goldstein, Ph.D.                  60               Chairman of the Board

Michael L. Berman, Ph.D.                   48               President, Chief Executive Officer,
                                                            Director

Robert J. Lanham                           57               Vice President and Chief Financial
                                                            Officer, Treasurer and Secretary


Allan L. Goldstein, Ph.D., Chairman of the Board and Chief Scientific Advisor. Dr. Goldstein is a founder of the Company and also is Professor and Chairman of the Department of Biochemistry and Molecular Biology at The George Washington University School of Medicine and Health Sciences, a position he has held since 1978. Prior to 1986, Dr. Goldstein served as Chief Executive Officer and Treasurer of Alpha 1. Dr. Goldstein is currently a part-time employee of Alpha 1 and devotes a portion of his time to the business of the Company.

Michael L. Berman, Ph.D., was elected as President and Chief Executive Officer of the Company in November 1994. He joined the Company in early 1994 as Vice President for new commercial programs. From 1988 to 1993, Dr. Berman was Vice President and Scientific Director and then Director of Business Development with Oncologix, Inc. He is also a director of Prototek, Inc. and Peptomers, Inc.

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

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The outstanding equity securities of the Company consist of shares of Common Stock and Class D Warrants. The Common Stock was initially issued to the public in 1986 and is traded on the OTC Bulletin Board under the symbol ALBM. There is no public market for the Class D Warrants. On February 28, 1997, the Company's outstanding Class C Warrants expired.

The following table sets forth the high and low bid prices as reported by OTC Bulletin Board for the Common Stock for the periods indicated. OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                                  High             Low
                                  ----             ---
For the year ended
         December 31, 1997:
          First Quarter           $.12             $.08
          Second Quarter          $.13             $.03
          Third Quarter           $.125            $.08
          Fourth Quarter          $.09             $.04


For the year ended
         December 31, 1996:
          First Quarter           $.625            $.125
          Second Quarter          $.4325           $.15625
          Third Quarter           $.25             $.09375
          Fourth Quarter          $.23             $.0625

As of March 6, 1998, there were approximately 1,150 holders of record of the Common Stock.

The Company has not paid a dividend on the Common Stock and does not anticipate that any cash dividends will be paid in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

BALANCE SHEET DATA                                                         December 31,
                                      --------------------------------------------------------------------------------------------


                                             1997               1996             1995                1994              1993
                                             ----               ----             ----                ----              ----
   Working capital                    $    (2,082,162)    $  (1,733,049)   $    (256,612)    $     3,273,945     $     13,748,345
   Total assets                                71,858           313,268        1,197,447           4,917,011           17,310,252
   Total noncurrent liabilities                  -                 -                -                371,250              421,151
   Accumulated deficit                    (38,055,927)      (37,260,497)     (35,624,470)        (31,532,273)         (20,225,328)
   Stockholders' equity (deficit)          (2,078,661)       (1,638,231)         (37,204)          3,683,743           14,953,563





STATEMENTS OF OPERATIONS

                                                                      Year ended December 31,
                                          ---------------------------------------------------------------------------------



                                            1997            1996               1995             1994             1993
                                            ----            ----               ----             ----             ----
Revenues                                  $  215,034    $      542,243    $     105,591    $     720,383    $   1,374,751
                                          -----------   ---------------   --------------   --------------   --------------
Expenses
      Cost of sales                             -               -                -               131,875          701,561
      Research and product development        85,695         1,052,352        2,751,744        2,840,814        2,074,080
      General and administrative             784,316           968,568        2,060,891        8,606,641        4,227,066
                                          -----------   ---------------   --------------   --------------   --------------

           Total expenses                    870,011         2,020,920        4,812,635       11,579,330        7,002,707
                                          -----------   ---------------   --------------   --------------   --------------

Operating loss                              (654,977)       (1,478,677)      (4,707,044)     (10,858,947)      (5,627,956)
Equity in loss of VTI                             -              -             (181,026)        (347,455)        (328,750)
Gain on sale of VTI                               -              -              646,628             -                -
Interest expense                            (141,364)         (132,066)            -                -                -
Other (expense) income                           911           (25,284)         149,245         (100,543)         314,072
                                          -----------   ---------------   --------------   --------------   --------------


Net loss                                  $ (795,430)   $   (1,636,027)   $  (4,092,197)   $ (11,306,945)   $  (5,642,634)
                                          ===========   ===============   ==============   ==============   ==============

Basic and diluted net loss
   per common share                       $    (0.07)   $        (0.18)   $       (0.46)   $       (1.26)   $       (0.68)
                                          ===========   ===============   ==============   ==============   ==============

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

During 1995, the Company refocused its research efforts to Thymosin beta 4. Research activities and preclinical studies were initiated and accelerated based on anticipated cash resources that the Company expected to materialize through a proposed merger. In anticipation of the merger and the cash that was to become available, the Company commenced placing orders for the conduct of research studies and for the purchase of Thymosin beta 4 material. In January 1996, the Company learned of the issuance of a U.S. patent such that the commercialization of Thymosin beta 4 as a mucolytic for the treatment for cystic fibrosis would potentially infringe the claims of this patent.
Following an unsuccessful attempt to obtain a license to this patent, the merger agreement was terminated.

TRANSACTIONS WITH SCICLONE

In August 1994, the Company entered into a license agreement (the "New License Agreement") with SciClone Pharmaceuticals, Inc. ("SciClone") which superseded the original license agreement (the "Original License Agreement") between the parties entered into in 1990. Under the agreement, the Company granted to SciClone an exclusive license to the Company's patent and other proprietary rights with respect to Thymosin alpha 1 to develop, test, make, use and sell Thymosin alpha 1 and products containing Thymosin alpha 1 for all human and animal therapeutic and diagnostic uses. The license covers all countries of the world, except for several countries where the rights to Thymosin alpha 1 are held by other licensees of the Company.

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

In 1996, the Company entered into an agreement with SciClone, whereby the Company received a nonrefundable payment of royalties in the amount of $500,000. In exchange, the Company agreed that, after additional royalty payments totaling $1.75 million have been made, the Company will forgo future royalties, if and when earned, in an amount equal to $2.5 million. In August 1997, the Company entered into a similar agreement with SciClone whereby the Company received $70,000 in nonrefundable royalty payments and will forgo an additional $700,000 in future royalties.

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

On December 17, 1997, the Company entered into a Alpha Rights Acquisition Agreement (the "Acquisition Agreement") with SciClone, pursuant to which the Company has agreed to sell to SciClone its right to receive from SciClone royalties on the future sales of Thymosin alpha 1. In exchange, the Company will receive a combination of cash and shares of SciClone common stock. The transaction is subject to the approval of the stockholders of the Company as well as approval from creditors holding at least 90% of the Company's financial obligation.

Under the Acquisition Agreement, the Company will relinquish its rights to future royalties, effective as of the date of the Acquisition Agreement. In addition, Alpha will assign to SciClone (i) all patents held by the Company with respect to Thymosin alpha 1 and (ii) all of the Company's rights and obligations under licenses with third parties pursuant to which the Company has acquired rights to Thymosin alpha 1 (subject to all required consents of such third-party licensors). In exchange, the Company will receive $130,000 in cash and 444,115 shares of SciClone common stock (the "Initial Shares"), calculated based on an average price of $4.053 per share over a period preceding the date of the Acquisition Agreement (the "Initial Average Price"). In addition, on each of 12 consecutive monthly Lock-Up Release Dates, the Company will be entitled to receive additional shares of SciClone common stock (the "Additional Shares") which, when added to the applicable fraction of the number of Initial Shares, cannot exceed 600,000 shares, if the average of the closing sale prices per share of the SciClone common stock on such Lock-Up Release Date and each prior Lock-Up Release Date is less than the Initial Average Price. On March 20, 1998, the market price of the SciClone common stock was $3.25 per share.

Both the Initial Shares and the Additional Shares will be subject to resale restrictions, as provided for in a Stock Rights Agreement between the Company and SciClone to be entered into at the closing. Under the Stock Rights Agreement, (i) SciClone will agree to file a registration statement (the "Registration Statement") under the Securities Act of 1933, as amended, that will register both the Initial Shares and the Additional Shares for resale by the Company and (ii) the Company will agree that, commencing with the 30-day period beginning on the effective date of the Registration Statement and during each of the next eleven 30-day periods thereafter (the first day of each such period being referred to as a "Lock-Up Release Date"), it will limit its resale
(A) of Initial Shares to a number equal to 1/12 of the total number Initial Shares and (B) of Additional Shares to a number equal to 50,000, minus the number of Initial Shares sold during the period.

Because the future price of SciClone common stock cannot be known, neither the number of Additional Shares, if any, received by the Company, nor the proceeds that the Company would realize from the sale of the Initial Shares and the Additional Shares, if any, is determinable at this time.

To assist the Company in funding its operations pending the closing of the transaction and prior to the effectiveness of the Registration Statement, SciClone has agreed in the Acquisition Agreement to loan to the Company up to $280,000 as follows: (i) $70,000 on the sixty-first calendar day following the date of the Acquisition Agreement, (ii) $70,000 on the later of (A) the ninety-first calendar day following the date of the Acquisition Agreement and
(B) the first business day following the closing, and (iii) $70,000 on the business day in each of the next two months corresponding to the business day of the loan referred to in clause (ii), if such corresponding business day precedes the effective date of the Registration Statement (collectively, the "Advances"). The obligation of the Company to repay the Advances will be evidenced by a Promissory Note and Security Agreement. Any advances are non-interest bearing. Advances will be secured by Initial Shares having a market value equal to the principal amount of the loans. The Company will be required to repay Advances in monthly installments of $70,000, commencing on the earlier of (i) the ninth Lock-Up Release Date and (ii) the Lock-Up Release Date following any date on which the Company receives new equity financing of at least $500,000, and in any event the Advances will be due and payable in full no later than May 31, 1999. If the transaction does not close for any reason, SciClone will be credited with a prepayment of $700,000 in future royalties (effective after SciClone has made royalty payments to the Company totaling $1.75 million) with respect to the $70,000 Advance made in anticipation of the closing, in lieu of the obligation of the Company to repay the Advance. Based on the receipt of funds available through the Acquisition Agreement prior to shareholder approval of the agreement, the Company has sufficient resources to fund operations to the middle of the second quarter of 1998.

The Company intends to submit the transaction with SciClone to its stockholders for approval at the Company's next annual meeting, which will be held as soon as practicable. Approval of the transaction requires the affirmative vote of the holders of a majority of the outstanding shares of the Company's Common Stock, as well as approval from creditors holding at least 90% of the Company's financial obligation. In the event shareholder approval is not received, after the Company has been paid $1.75 million in royalties, royalty payments from SciClone will not resume until SciClone effects sales of Licensed Products sufficient to generate cumulative royalties in excess of

$6.95 million. After the royalty payments resume, the Company is entitled to receive additional royalty payments up to $28.05 million.

The Company will account for the SciClone Transaction based upon the fair value of the consideration received, which is more readily determinable than the fair value of the Company's right to receive royalty payments from the future sales by SciClone and its licensees of Thymosin alpha 1. The Company will record at the Closing Date a gain on the SciClone Transaction in the amount as the sum of
(i) $130,000 of cash received, (ii) the fair market value of the 444,115 Initial Shares received, determined by reference to the closing market price per share of SciClone Common Stock at the Closing Date as reported by the Nasdaq Stock Market, and (iii) the intrinsic value of the Company's right to receive Additional Shares of SciClone Common Stock, subject to a maximum of 155,885 Additional Shares, if the market value of SciClone Common Stock if below $4.053 per share during the Lock-Up Periods. The intrinsic value, which approximates fair market value, of the right to receive Additional Shares of SciClone Common Stick will be determined by reference to the closing market price per share of SciClone Common Stock at the Closing Date as reported by the Nasdaq Stock Market. Because the future price of the SciClone Common Stock cannot be known, the total gain on the SciClone Transaction is indeterminable at this time.

Subsequent to the Closing Date, the Company will classify the SciClone Common Stock as available-for-sale for financial reporting purposes. To the extent that the subsequent market value of the SciClone Common Stock is above or below the market value on the Closing Date, the Company will record the SciClone Common Stock at fair market value and will record the unrealized gain or loss, respectively, net of tax, as a component of stockholders' equity until realized.

To the extent that the subsequent market value of the SciClone Common Stock is above or below the market value on the Closing Date, the Company will record the right to receive Additional Shares of SciClone Common Stock at its intrinsic value, which approximates fair market value, and will record the unrealized loss or gain, respectively, net of tax, as a component of Stockholders' equity until realized. Based upon the terms of the Acquisition Agreement, the maximum intrinsic value of the Company's right to receive additional shares is $467,655. On the date the Company receives Additional Shares, if any, the Company will record the Additional Shares received at the then fair market value and will reduce the right to receive Additional Shares of SciClone Common Stock by a corresponding amount.

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

RESULTS OF OPERATIONS

Revenues for the year ended December 31, 1997 were $215,034 as compared to $542,243 for the year ended December 31, 1996, and $105,591 for the year ended December 31, 1995.

Revenues in 1997 consisted of (i) royalty payments totaling $69,104 from SciClone, (ii) $70,000 in a nonrefundable advanced royalty payment from SciClone received in exchange for an agreement by the Company to forego $700,000 in possible future royalty payments, and (iii) payments totaling $75,930 primarily for consulting services. Revenues in 1996 consisted of royalty payments totaling $17,243, a nonrefundable royalty payment of $500,000 received in exchange for an agreement by the Company to forgo $2.5 million in possible future royalty payments, and a payment of $25,000, all of which was received from SciClone. Revenues in 1995 were primarily the results of product sales and related consulting services to SciClone.

Expenses in 1997 totaled $870,011, as compared to $2,020,920 in 1996 and $4,812,635 in 1995. The decrease in expenses in 1997 from 1996 primarily reflects the effects of the Company substantially suspending research activities and the effect of an expense reduction program initiated during early 1996. The expense reduction program included termination of all ongoing research and development activities, a reduction of leased spaced, a reduction of certain salaries and the severance of administrative staff. The Company now employs a staff of three. The decrease in expenses in 1996 from 1995 was attributable primarily to the initiation of the expense reduction program in 1996, which included the closing of the Company's Sunnyvale, California facility.

The net effect of operating activities was a net operating loss of $654,977 in 1997 as compared to net operating losses of $1,478,677 in 1996 and $4,707,044 in 1995.

Other (expense) income for each of the three years primarily reflects changes recorded as a result of fluctuation in the value of short term investments.

During 1995, the Company sold its 50% interest in Viral Technologies, Inc. ("VTI") and recorded a gain on the sale of $646,628. Equity losses of VTI for 1995 reflect payments to VTI for the conduct of clinical activities of $181,026.

Interest expenses for 1997 and 1996 were $141,364 and $132,066, respectively, representing amounts due under the terms of the vendor letter agreements with certain major vendors.

CAPITAL RESOURCES AND LIQUIDITY

Since its inception in 1982, the Company's activities have consisted of conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of products for research, testing and clinical trials. The Company's accumulated deficit of $38,055,927 through December 31, 1997 has been primarily funded by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by the Company and limited product sales.

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

During 1997, revenues consisted of consulting services and royalty income. These revenue sources are substantially below the level required to cover fully the Company's expenses or to provide adequate cash flow. During March and June 1997, the Company concluded a private placement of five Units consisting of Common Stock and Class D Warrants from which the Company received $250,000. Each Unit consists of 500,000 shares of Common Stock and 165,000 Class D Warrants each having an exercise price of $0.10 per warrant and a term of ten years. The proceeds of the offering were used in part to conduct preclinical animal studies at a major United States university using Thymosin beta 4 and to fund operations. The Company currently believes, based on its existing resources, that it will have sufficient cash to sustain its operations to the second quarter of 1998. If additional financing cannot be obtained prior to that time, the Company likely will be forced to discontinue operations.

In July 1997, the Company received an unsecured $50,000 loan from an individual to provide additional operating capital. The terms of the loan agreement provide for repayment of principal and interest within six months with interest at the rate of 8% per annum. Additionally, the noteholder received a warrant to purchase 100,000 shares of the Company's Common Stock at $.13 per share, the fair market value of the Company's Common Stock at the date of the grant. The warrant has a five-year term. During January 1998, the term note was extended to provide for payments to be made in five consecutive equal monthly installments, beginning January 1998. In consideration of the extended payment term, the noteholder received an additional 41,666 warrants at the same terms as the original warrants.

In October 1997, the Company received an unsecured loan of $60,000 from ViroPro Pharmaceuticals, Inc. ("ViroPro"). The demand note provides for repayment of principal on demand, but no earlier than April 14, 1998, and bears interest at the rate of 8%. ViroPro and the Company had discussions through December 1997 regarding the possibility of a business combination. There have been no discussions since that time.

As a result of the termination of research and development activities during 1996, the Company canceled research orders with certain vendors. The Company was able to cancel approximately $1,200,000 of work on outstanding orders of approximately $2,700,000. Management entered into separate letter agreements with four vendors, which in the aggregate totaled $1,323,000, to defer payment in exchange for a commitment to the vendors of revenues received by the Company in the future under the SciClone license agreement until the full amounts of the liabilities have been liquidated. In the event that sufficient funding is obtained for the Thymosin beta 4 program, all amounts then due would become payable immediately. During 1997, $137,200 of interest was accrued with respect to the vendor agreements.

In January and February 1998, the Company entered into amended agreements with the four vendors, subject to the completion of the pending transaction with SciClone, which will accelerate payments due. In consideration for the acceleration of payments, the vendors have agreed to reduce the Company's aggregate obligation, including accrued interest, to $902,000, which the Company has agreed to pay from the proceeds of the sale of the shares of SciClone common stock received under the Alpha 1 Acquisition Agreement.

Cash balances at December 31, 1997 were $21,369. Current cash balances will be sufficient to sustain operations to the second quarter of 1998. In the event that substantial funding is not obtained, or the SciClone transaction is not completed, the Company likely will be forced to discontinue operations.

On March 4, 1998, the Company entered into an agreement with Aurora Capital Corporation pursuant to which Aurora will provide the Company with advisory and investment banking services, including the identification of potential merger or acquisition candidates and analysis of possible deal structures. However, there is no assurance that the Company's efforts, or those on behalf of the Company by Aurora, will be successful.

The effect of inflation and changing prices on the continuing operations of the Company is not expected to be significant.

NEW ACCOUNTING STANDARDS

Effective December 31, 1997, the Company retroactively adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") for all periods presented. This statement established new standards for computing and presenting earnings per share ("EPS"). This standard replaced Accounting Principles Board Opinion No. 15 ("APB 15") presentation of "primary EPS" with "basic EPS," computed as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures. Diluted EPS is computed similarly to "fully diluted EPS," as defined in APB 15. In addition, the statement requires a reconciliation of the numerator and denominator of the basic to diluted EPS. The adoption of SFAS 128 did not affect the Company's previously reported net loss per share amounts.

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for 1998. The Company does not believe the adoption of these statements will have a significant impact on its reporting and disclosure requirements.

In July 1996, the Emerging Issues Task Force provided guidance which requires that internal and external costs specifically associated with modifying software for the Year 2000 should be expensed as incurred. The Company believes its computer systems are Year 2000 compliant and, accordingly, does not believe modifications to its systems will be necessary.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements begin on the following page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Alpha 1 Biomedicals, Inc.


In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Alpha 1 Biomedicals, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on the financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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


PRICE WATERHOUSE LLP


Washington, DC
March 6, 1998

                            ALPHA 1 BIOMEDICALS, INC.

                                 BALANCE SHEETS

                                                                                               December 31,        December 31,
                                                                                                  1997                1996
                                                                                                  ----                ----
ASSETS

Current assets
       Cash and cash equivalents                                                            $       21,369       $      153,725
       Prepaid insurance                                                                            46,988               61,048
       Other current assets                                                                           -                   3,677
                                                                                            ---------------      ---------------

                 Total current assets                                                               68,357              218,450

Fixed assets, net                                                                                    1,304                6,344
Due from related party, net of allowance                                                             2,197               72,643
Other assets                                                                                          -                  15,831
                                                                                            ---------------      ---------------

                 Total assets                                                               $       71,858       $      313,268
                                                                                            ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
       Accounts payable                                                                     $      276,215       $      165,084
       Accrued expenses                                                                            408,801              463,393
       Notes payable                                                                               110,000                 -
       Letter agreements with vendors                                                            1,290,503            1,323,022
       Deferred revenue                                                                             65,000                 -
                                                                                            ---------------      ---------------

                 Total current liabilities                                                       2,150,519            1,951,499
                                                                                            ---------------      ---------------


Stockholders' equity (deficit)
       Preferred stock, $.001 par value per share,
        1,000,000 authorized; no shares issued                                                        -                    -
       Common stock, par value $.001 per share,
        20,000,000 shares authorized; 11,977,429 and
         9,102,429 issued and outstanding, respectively                                             11,977                9,102
       Additional paid-in capital                                                               35,965,289           35,613,164
       Accumulated deficit                                                                     (38,055,927)         (37,260,497)
                                                                                            ---------------      ---------------

                 Total stockholders' equity (deficit)                                           (2,078,661)          (1,638,231)
                                                                                            ---------------      ---------------

                 Total liabilities and stockholders' equity (deficit)                       $       71,858       $      313,268
                                                                                            ===============      ===============



   The accompanying notes are an integral part of these financial statements.

                            ALPHA 1 BIOMEDICALS, INC.

                            STATEMENTS OF OPERATIONS

                                                                        Year ended
                                                                       December 31,
                                                  -------------------------------------------------------

                                                       1997                1996              1995
                                                       ----                ----              ----
Revenues
      Royalties                                  $     139,104       $     517,243       $        4,902
      Product sales                                       -                   -                  11,750
      Consulting                                        75,930              25,000               79,839
      Other                                               -                   -                   9,100
                                                 --------------      --------------      ---------------

Total revenues                                         215,034             542,243              105,591
                                                 --------------      --------------      ---------------

Expenses
      Research and product
       development                                      85,695           1,052,352            2,751,744
      General and administrative                       784,316             968,568            2,060,891
                                                 --------------      --------------      ---------------

Total expenses                                         870,011           2,020,920            4,812,635
                                                 --------------      --------------      ---------------

Operating loss                                        (654,977)         (1,478,677)          (4,707,044)
Equity in loss of VTI                                     -                   -                (181,026)
Gain on sale of VTI                                       -                   -                 646,628
Interest expense                                      (141,364)           (132,066)              -
Other (expense) income                                     911             (25,284)             149,245
                                                 --------------      --------------      ---------------

Net loss                                         $    (795,430)      $  (1,636,027)      $   (4,092,197)
                                                 ==============      ==============      ===============

Basic and diluted net loss per common share      $       (0.07)      $       (0.18)      $        (0.46)
                                                 ==============      ==============      ===============





   The accompanying notes are an integral part of these financial statements.

                            ALPHA 1 BIOMEDICALS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                 Year ended
                                                                                                December 31,
                                                                            ----------------------------------------------------
                                                                                  1997              1996               1995
                                                                                  ----              ----               ----
Cash flows from operating activities:
       Net loss                                                             $     (795,430)   $  (1,636,027)      $  (4,092,197)

Adjustments to reconcile net loss to net cash used in
      operating activities:
             Depreciation                                                            5,040           12,517              47,947
             Amortization                                                              -             64,672             258,686
             Allowance for related party receivable                                 69,674              -                   -
             Equity in losses of VTI                                                   -                -               181,026
             Litigation settlement in common stock                                     -            (60,000)            200,000
             Loss on disposal/writedown of fixed assets                                -             26,969              32,703
             Loss on short term investments                                            -             34,028              37,091
             Sale of short term investments                                            -            250,510           3,425,406
             Changes in operating assets and liabilities:
                  Decrease in prepaid insurance                                     14,060           69,903              22,259
                  Decrease in other current assets                                   3,677           12,076             206,260
                  Decrease in due from related party                                   772            7,953              28,504
                  Decrease (increase) in other assets                               15,831           (1,221)             73,300
                  Increase (decrease) in accounts payable                          111,131          (92,967)           (128,904)
                  Increase (decrease) in accrued expenses                           50,408         (453,207)            301,537
                  (Decrease) increase in letter agreements with vendors            (32,519)       1,323,022                 -
                  Increase in deferred revenue                                      65,000              -                   -
                                                                            ---------------   --------------      --------------

Net cash (used in) provided by operating activities                               (492,356)        (441,772)            593,618
                                                                            ---------------   --------------      --------------

Cash flows from investing activities:
       Advances to VTI                                                                 -                -              (181,026)
       Proceeds from the sale of fixed assets                                          -             13,700             120,500
                                                                            ---------------   --------------      --------------

Net cash provided by (used in) investing activities                                    -             13,700             (60,526)
                                                                            ---------------   --------------      --------------

Cash flows from financing activities:
       Proceeds from issuance of common stock/warrants                             250,000           35,000                 -
       Increase in notes payable                                                   110,000              -                   -
                                                                            ---------------   --------------      --------------

Net cash provided by financing activities                                          360,000           35,000                 -
                                                                            ---------------   --------------      --------------

Net (decrease) increase in cash and cash equivalents                              (132,356)        (393,072)            533,092

Cash and cash equivalents at beginning of period                                   153,725          546,797              13,705
                                                                            ---------------   --------------      --------------

Cash and cash equivalents at end of period                                  $       21,369    $     153,725       $     546,797
                                                                            ===============   ==============      ==============



   The accompanying notes are an integral part of these financial statements.

                            ALPHA 1 BIOMEDICALS, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                        Common stock               Additional                             Total
                               ---------------------------------    paid-in         Accumulated      stockholders'
                                   Shares           Amount          capital           deficit       equity (deficit)
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994       8,977,429        $    8,977   $  35,207,039   $    (31,532,273)  $    3,683,743

Expiration of stock options          -                    -          371,250               -             371,250
Net loss                             -                    -              -           (4,092,197)      (4,092,197)

-----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995       8,977,429             8,977      35,578,289        (35,624,470)         (37,204)

Issuance of common stock           125,000               125          34,875               -              35,000
Net loss                              -                   -             -            (1,636,027)      (1,636,027)

-----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996       9,102,429             9,102      35,613,164        (37,260,497)      (1,638,231)

Issuance of common stock         2,875,000             2,875         352,125               -             355,000
Net loss                              -                   -             -              (795,430)        (795,430)

-----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997      11,977,429        $   11,977   $  35,965,289   $    (38,055,927)  $   (2,078,661)

==================================================================================================================



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

Since early 1996, the Company has substantially halted its development program and all other research and has no products that have received regulatory approval. During 1997, the Company entered into a Material Transfer Agreement-Cooperative Research and Development Agreement ("MTA-CRADA") with the National Institutes of Health ("NIH"), whereby the NIH investigator will use Thymosin beta 4 material provided by the Company in a wound healing study. In exchange, the Company may license from the NIH any patent rights that might result from the research study that relate to the use of Thymosin beta 4 as a wound healing treatment. To date, no data from the research has been released since the study has not been completed. The Company has not generated significant revenues from operations and does not anticipate generating product revenues for the foreseeable future. The Company will require substantial funding in order to re-activate and conduct its research and development activities and to manufacture and market the products which the Company intends to develop. Management plans to continue to pursue strategic alliances or other partnership arrangements with entities interested in and with resources to develop Thymosin beta 4, or other business transactions which would allow the Company to generate resources to assure continuation of the Company's operations.

Cash and short-term investment balances at December 31, 1997 total $21,369. This amount, based on the Company's commitments, was insufficient to satisfy current requirements beyond January 1998. In that regard, on December 17, 1997, the Company entered into a Alpha Rights Acquisition Agreement (the "Acquisition Agreement") with SciClone Pharmaceuticals, Inc. ("SciClone"), pursuant to which the Company has agreed to sell to SciClone its right to receive from SciClone royalties on the future sales of Thymosin alpha 1. In exchange, the Company will receive a combination of cash and shares of SciClone common stock. The transaction is subject to the approval of the stockholders of the Company.

The Company currently licenses to SciClone, on an exclusive basis, all of the Company's patent and proprietary rights with respect to Thymosin alpha 1.
Under the license, SciClone has the right to develop, test, make, use and sell Thymosin alpha 1 and products containing Thymosin alpha 1 for all human and animal therapeutic and diagnostic uses (collectively, "Licensed Products"). In consideration for the license, the Company is entitled to receive from SciClone royalties on the sale by SciClone of Licensed Products that range from 3% to 7% of SciClone's net sales revenues, depending upon the date the license in a particular country was obtained by SciClone and on whether SciClone has patent protection in the country in which the Licensed Products are sold.

Under the Acquisition Agreement, the Company will relinquish its future rights to royalties, effective as of the date of the Acquisition Agreement. In addition, Alpha will assign to SciClone (i) all patents held by the Company with respect to Thymosin alpha 1 and (ii) all of the Company's rights and obligations under licenses with third parties pursuant to which the Company has acquired rights to Thymosin alpha 1 (subject to all required consents of such third-party licensors). In exchange, the Company received on the date of the Acquisition Agreement, a cash payment of $65,000 and received a payment of an additional $65,000 during January 1998. If the transaction contemplated by the Acquisition Agreement does not close for any reason, SciClone will be credited with a prepayment of future royalties in an amount equal to $130,000 (less royalties foregone by the Company following the date of the Acquisition Agreement), multiplied by a factor of ten, effective after SciClone has made royalty payments to the Company totaling $1.75 million.

Upon the closing of the transaction, the Company will receive 444,115 shares of SciClone common stock (the "Initial Shares"), which number of shares has been calculated based on an average of a price of $4.053 per share over a period preceding the date of the Acquisition Agreement (the "Initial Average Price"). In addition, on each of 12 consecutive monthly Lock-Up Release Dates, the Company will be entitled to receive additional shares of SciClone common stock (the "Additional Shares") which, when added to Initial Shares, cannot exceed 600,000 shares, if the average of the closing sale prices per share of the SciClone common stock on such Lock-Up Release Date and each prior Lock-Up Release Date is less than the Initial Average Price.

Both the Initial Shares and the Additional Shares will be subject to resale restrictions, as provided for in a Stock Rights Agreement between the Company and SciClone to be entered into at the closing. Under the Stock Rights Agreement, (i) SciClone will agree to file a registration statement (the "Registration Statement") under the Securities Act of 1933, as amended, that will register both the Initial Shares and the Additional Shares for resale by the Company and (ii) the Company will agree that, commencing with the 30-day period beginning on the effective date of the Registration Statement and during each of the next eleven 30-day periods thereafter (the first day of each such period being referred to as a "Lock-Up Release Date"), it will limit its resale
(A) of Initial Shares to a number equal to 1/12 of the total number Initial Shares and (B) of Additional Shares to a number equal to 50,000, minus the number of Initial Shares sold during the period.

Because the future price of SciClone common stock cannot be known, neither the number of Additional Shares, if any, received by the Company, nor the proceeds that the Company would realize from the sale of the Initial Shares and the Additional Shares, if any, is determinable.

To assist the Company in funding its operations pending the closing of the transaction and prior to the effectiveness of the Registration Statement, SciClone has agreed in the Acquisition Agreement to loan to the Company up to $280,000 as follows: (i) $70,000 on the sixty-first calendar day following the date of the Acquisition Agreement, (ii) $70,000 on the later of (A) the ninety-first calendar day following the date of the Acquisition Agreement and
(B) the first business day following the closing, and (iii) $70,000 on the business day in each of the next two months corresponding to the business day of the loan referred to in clause (ii), if such corresponding business day precedes the effective date of the Registration Statement (collectively, the "Advances"). The obligation of the Company to repay the Advances will be evidenced by a Promissory Note and Security Agreement. Any advances are non-interest bearing. Advances will be secured by Initial Shares having a market value equal to the principal amount of the loans. The Company will be required to repay Advances in monthly installments of $70,000, commencing on the earlier of (i) the ninth Lock-Up Release Date and (ii) the Lock-Up Release Date following any date on which the Company receives new equity financing of at least $500,000, and in any event Advances will be due and payable in full no later than May 31, 1999. If the transaction does not close for any reason, SciClone will be credited with a prepayment of $700,000 in future royalties (effective after SciClone has made royalty payments to the Company totaling $1.75 million) with respect to the $70,000 Advance made in anticipation of the closing, in lieu of the obligation of the Company to repay the Advance. Based on the receipt of funds available through the Acquisition Agreement prior to shareholder approval of the agreement, the Company has sufficient resources to fund operations to the second quarter of 1998.

The Company intends to submit the transaction with SciClone to its stockholders for approval at the Company's next annual meeting, which will be held as soon as practicable. Approval of the transaction requires the affirmative vote of the holders of a majority of the outstanding shares of the Company's Common Stock as well as approval from creditors holding at least 90% of the Company's financial obligation. In the event shareholder approval is not received, after the Company has been paid $1.75 million in royalties, royalty payments from SciClone will not resume until SciClone effects sales of Licensed Products sufficient to generate cumulative royalties in excess of $6.95 million. After the royalty payments resume, the Company is entitled to receive additional royalty payments up to $28.05 million.

The Company will account for the SciClone Transaction based upon the fair value of the consideration received, which is more readily determinable than the fair value of the Company's right to receive royalty payments from the future sales by SciClone and its licensees of Thymosin alpha 1. The Company will record at the Closing Date a gain on the SciClone Transaction in the amount as the sum of
(i) $130,000 of cash received, (ii) the fair market value of the 444,115 Initial Shares received, determined by reference to the closing market price per share of SciClone Common Stock at the Closing Date as reported by the Nasdaq Stock Market, and (iii) the intrinsic value of the Company's right to receive Additional Shares of SciClone Common Stock, subject to a maximum of 155,885 Additional Shares, if the market value of SciClone Common Stock if below $4.053 per share during the Lock-Up Periods. The intrinsic value, which approximates fair market value, of the right to receive Additional Shares of SciClone Common Stick will be determined by reference to the closing market price per share of SciClone Common Stock at the Closing Date as reported by the Nasdaq Stock Market. Because the future price of the SciClone Common Stock cannot be known, the total gain on the SciClone Transaction is indeterminable at this time.

Subsequent to the Closing Date, the Company will classify the SciClone Common Stock as available-for-sale for financial reporting purposes. To the extent that the subsequent market value of the SciClone Common Stock is above or below the market value on the Closing Date, the Company will record the SciClone Common Stock at fair market value and will record the unrealized gain or loss, respectively, net of tax, as a component of stockholders' equity until realized.

To the extent that the subsequent market value of the SciClone Common Stock is above or below the market value on the Closing Date, the Company will record the right to receive Additional Shares of SciClone Common Stock at its intrinsic value, which approximates fair market value, and will record the unrealized loss or gain, respectively, net of tax, as a component of Stockholders' equity until realized. Based upon the terms of the Acquisition Agreement, the maximum intrinsic value of the Company's right to receive additional shares is $467,655. On the date the Company receives Additional Shares, if any, the Company will record the Additional Shares received at the then fair market value and will reduce the right to receive Additional Shares of SciClone Common Stock by a corresponding amount.

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

If the SciClone Transaction is completed, the Company's sole source of cash, absent a new financing, will be the sale of the SciClone Common Stock. Based on its current cash flow projections, the Company believes that the proceeds from the SciClone Transaction will provide it with sufficient funds to continue as a going concern into the fourth quarter of 1998. This projection is dependent upon the price of the SciClone Common Stock remaining at or above $3.00 per share. Should the price of SciClone Common Stock decline below that price or should unforeseen financial needs arise, the period for which the Company should be able to continue in operation using the proceeds of the SciClone Transaction would be shortened.

As a result of the termination of research and development activities during 1996, the Company canceled research orders with certain vendors. The Company was able to cancel approximately $1,200,000 of work on outstanding orders of approximately $2,700,000. Management entered into separate letter agreements with four vendors, which in the aggregate totaled $1,323,000, to defer payment in exchange for a commitment to the vendors of revenues received by the Company in the future under the license agreement with SciClone until the full amounts of the liabilities have been liquidated. In the event that sufficient funding is obtained for the Thymosin beta 4 program, all amounts then due would become payable immediately.

In January and February 1998, the Company entered into amended agreements with the four vendors, subject to the completion of the pending transaction with SciClone, which will accelerate payments due. In consideration for the acceleration of payments, the vendors have agreed to reduce the Company's aggregate obligation, including accrued interest, to $902,000, which the Company has agreed to pay from the proceeds of the sale of the shares of SciClone common stock received under the Alpha 1 Acquisition Agreement.

The Company continues to pursue strategic alliances or other partnership arrangements with entities interested in and with resources to develop Thymosin beta 4, or other business transactions which would allow the Company to generate resources to permit continuation of the Company's operations.

In this regard, on March 4, 1998, the Company entered into an agreement with Aurora Capital Corporation pursuant to which Aurora will provide the Company with advisory and investment banking services, including the identification of potential merger or acquisition candidates and analysis of possible deal structures. However, there is no assurance that the Company's efforts, or those on behalf of the Company by Aurora, will be successful.

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

Cash, cash equivalents and short term investments

Cash and cash equivalent balances at December 31, 1997 consisted solely of cash. Cash and cash equivalent balances at December 31, 1996 consisted of highly liquid U.S. government and U.S. government-backed securities with original maturities of ninety days or less.

Investment in Viral Technologies, Inc. ("VTI") joint venture

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

Letter agreements with vendors

During 1996, the Company entered into four separate letter agreements with research companies which allows the Company to defer payments of current obligations (see Note 1). The four letter agreements may be due on demand, but stipulate that a percentage of future royalties received from SciClone will be used to pay down their obligation. Approximately $1,100,000 of the letter agreements accrue interest at an annual rate of 12%. Total accrued interest at December 31, 1997 is $269,300. In January and February 1998, the Company entered into amended agreements with the four companies, subject to the completion of the pending transaction with SciClone, which will accelerate payments due. In consideration for the acceleration of payments, the vendors have agreed to reduce the Company's aggregate obligation, including accrued interest, to $902,000, which the Company has agreed to pay from the proceeds of the sale of the shares of SciClone common stock received under the Acquisition Agreement.

Proprietary rights

Proprietary rights, which consisted of costs of rights purchased (Note 3) and patents obtained, have been amortized, on a straight-line basis, over periods up to 15 years (based on the estimated useful lives of the rights and patents acquired). All such rights became fully amortized during 1996.

Revenue Recognition

The Company recognizes royalties as revenue when received from SciClone. The Company recognizes advanced royalties as revenue when an advance royalty agreement has been entered into with SciClone and the advanced royalty payment has been received. The advance royalties are non-refundable, do not require future services from the Company and are not contingent upon the outcome of future events. The Company recognizes consulting revenue as the consulting services are performed.

Research and development

Research and development costs are expensed as incurred. Research and development performed by third parties is expensed based upon the third party's stage of product development.

Income taxes

The Company accounts for income taxes using the asset and liability approach (SFAS No. 109 "Accounting for Income Taxes") which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. A valuation allowance is recorded if, based upon the evidence available, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair value of financial instruments

The estimated fair values of the Company's cash and cash equivalents, due from related party, accounts payable, letter agreements with vendors, accrued expenses and notes payable approximate their carrying values, due to their short-term nature.

Basic and diluted loss per share

Effective December 31, 1997, the Company retroactively adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") for all periods presented. This statement established new standards for computing and presenting earnings per share ("EPS"). This standard replaced Accounting Principles Board Opinion No. 15 ("APB 15") presentation of "primary EPS" with "basic EPS," computed as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures. Diluted EPS is computed similarly to "fully diluted EPS," as defined in APB 15. In addition, the statement requires a reconciliation of the numerator and denominator of the basic to diluted EPS. The adoption of SFAS 128 did not affect the Company's previously reported net loss per share amounts.

Reconciliation of the numerator and denominator for basic net loss per common share and diluted net loss per common share are shown below (amounts in thousands, except for per share amounts).

                                               Income (Loss)            Shares                Per Share
                                                (Numerator)          (Denominator)              Amount
                                                -----------          -------------            ---------
1995 Per Share Reconciliation:
    Net loss per common share                      ($4,092)               8,977               ($0.46)
    Options                                                                 *
                                                   --------               -----               -------
    Diluted                                        ($4,092)               8,977               ($0.46)
                                                   ========               =====               =======

1996 Per Share Reconciliation:
    Net loss per common share                      ($1,636)               9,069               ($0.18)
    Options                                                                 *
                                                   --------               -----               -------
    Diluted                                        ($1,636)               9,069               ($0.18)
                                                   ========               =====               =======

1997 Per Share Reconciliation:
    Net loss per common share                      ($795)                10,880               ($0.07)
    Options                                                                 *
    Warrants                                                                *
                                                   ------                ------               -------
    Diluted                                        ($795)                10,880               ($0.07)
                                                   ======                ======               =======


* The Company's common stock equivalent shares are not included in the calculation of diluted net loss per share as their effect is antidilutive.

NOTE 3 - PROPRIETARY RIGHTS AND LICENSES

Under a series of license agreements entered into since 1982 with Hoffmann-La Roche, Inc. and its foreign affiliate ("HLR") and with The George Washington University ("GWU"), the Company acquired certain proprietary rights to Thymosin alpha 1 both in the United States and a number of foreign countries. In 1994, the Company expanded the scope of its exclusive sublicense to SciClone, of the Company's rights with respect to Thymosin alpha 1, to cover all countries (other than Italy, Spain, Portugal and Korea, which became subject of the exclusive license by subsequent amendment to the SciClone License Agreement) (Note 1). Under the SciClone license agreement, SciClone is responsible for payment on behalf of the Company of all royalties due to HLR, GWU and the University of Texas (from which HLR acquired certain rights to Thymosin alpha
1).

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

In November 1995, as a result of the Company's decision to concentrate its efforts on Thymosin beta 4 technology, the Company sold its 50% interest in VTI to CEL-SCI for which the Company received 159,170 shares of CEL-SCI common stock and recorded a gain on the sale of $646,628, the fair market value of the shares received based upon the quoted market price of the CEL-SCI common stock on the date of sale. As of December 31, 1995, the Company had sold 80,000 of the CEL-SCI shares realizing net proceeds of $259,387. During the first quarter of 1996, the remaining 79,170 shares were sold realizing net proceeds of $250,510.

Prior to the sale of its investment in VTI in 1995, the Company recognized $181,026 in 1995 in VTI losses as a result of funds provided for operations.

Note Due from Related Party

In 1994, the Company entered into a note receivable agreement with Allan Goldstein, Chairman of the Board of Directors, covering a loan of $149,000 due

December 30, 1994, which accrued interest at the prime rate calculated monthly. The loan was repaid on January 1, 1995, in part with the proceeds of an unsecured second loan to Dr. Goldstein from the Company in the amount of $115,617. The second loan has an interest rate of 11.5% and was to be repaid in 36 equal monthly installments. In February 1996, the terms of the loan were amended to provide for the suspension of installment payments for 12 months, but with interest continuing to accrue. In March 1997 and December 1997, the terms of the loan were further amended to suspend installment payments an additional nine and twelve months, respectively, with interest continuing to accrue. Currently, installment payments are suspended until December 1998, at which time the loan will be repayable in 12 equal monthly installments. As of December 31, 1997, the outstanding balance on the loan was $69,674 and was fully reserved as a doubtful collection.

Dr. Goldstein currently serves the Company as Chief Science Advisor and receives a salary at the rate of $36,000 per year. In addition to his employment with the Company, Dr. Goldstein is also Chairman of the Department of Biochemistry and Molecular Biology at GWU. The Company has not funded any research personally conducted by Dr. Goldstein, and anticipates that any future funding, if any, will also be limited to research projects performed by principal investigators at GWU other than Dr. Goldstein. Payments made under the research agreement totaling $196,079 were made during the year ended December 31, 1995. No funding was provided during 1996 or 1997.

NOTE 5 - BALANCE SHEET INFORMATION

Fixed assets consist of the following (in thousands):

                                                                                  December 31,
                                                                      --------------------------------
                                                                            1997                  1996
                                                                      ----------         -------------
         Furniture and equipment                                      $        40        $          40
         Leasehold improvements                                                -                     -
                                                                      -----------        -------------
                                                                               40                   40
         Less accumulated depreciation                                         39                   34
                                                                      -----------        -------------
                                                                      $         1        $           6
                                                                      ===========        =============

Accrued expenses consist of the following (in thousands):

                                                                                  December 31,
                                                                      --------------------------------
                                                                            1997                  1996
                                                                      ----------         -------------
         Interest                                                     $       271        $         132
         Litigation settlement                                                -                    105
         Research projects                                                    -                     36
         Other                                                                138                  190
                                                                      -----------        -------------
                                                                      $       409        $         463
                                                                      ===========        =============

NOTE 6 - NOTES PAYABLE AND STOCKHOLDERS' EQUITY

Common Stock and Warrants

During 1997, the Company completed a private placement of Units in which it sold a total of five Units at a price of $50,000 per Unit. Each Unit consisted of (i) 500,000 shares of Common Stock and (ii) 165,000 Class D Warrants, each of which is exercisable to purchase one share of Common Stock at an exercise price of $0.10 per share and has a term of 10 years.

In January 1993, the Company announced its intention to redeem all outstanding Class B Warrants and in connection therewith reduced the exercise price of the Class B Warrants from $12.00 to $10.00 per share and augmented the consideration to be received upon the exercise of each Class B Warrant by including a Class C Warrant in addition to one share of Common Stock. During
1993, substantially all of the Class B Warrants had been redeemed.   During
March 1993, the remaining Class B Warrants expired unexercised. The Class C Warrant entitled the holder to purchase one share of Common Stock at a price of $19.00. On February 28, 1997, all Class C Warrants expired unexercised.

Notes Payable and Warrants

During October 1997, the Company received a $60,000 unsecured loan under a Promissory Note Agreement bearing interest of 8% per annum. The note is due April 14, 1998. Additionally, during July 1997, the Company received a $50,000 unsecured loan from an individual to provide additional operating capital. The terms of the loan agreement provided for repayment within six months with interest at the rate of 8% per annum. Additionally, the noteholder received a warrant to purchase 100,000 shares of the Company's Common Stock at $0.13 per share. The warrant has a term of five years. In January 1998, the terms of the note were amended to provide for monthly repayment of the loan in equal amounts from January through June 1998. In consideration of the amended terms, the noteholder received an additional warrant to purchase 41,666 shares of the Company's Common Stock at $.13 per share with a term of five years.

A warrant to purchase 20,000 shares of the Company's Common Stock was issued in February 1995 in settlement of a suit filed against the Company. The warrant has an exercise price of $1.00 per share. On February 2, 1998, the warrant expired.

Shareholders Rights Plan

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

Stock Option Plans

STOCK BASED COMPENSATION

The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price on the Company's Common Stock at the date of the grant over the exercise price of the quoted market price on the Company's Common Stock at the date of the grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. Generally, the Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's Common Stock on the grant date. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." The fair value accounting requirement of SFAS No. 123 would not have a material effect on the Company's net loss and basic and diluted net loss per share.

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

OPTIONS OUTSTANDING AND EXERCISABLE

The following table summarizes the Company's stock option activity for 1995, 1996 and 1997:

                                        Number of                 Exercise                 Weighted Average
                                         Shares                 Price Range                Exercise Price
Options outstanding
    December 31, 1994                    772,507              $0.44 to $16.25                   $7.00
Options granted                        1,350,000              $0.44 to $0.69                    $0.46
Options terminated                       486,834              $1.00 to $16.25                   $5.07
                                         -------              ---------------                   -----

Options outstanding
    December 31, 1995                  1,635,673              $0.44 to $16.25                   $2.18
Options terminated                     1,246,000              $0.44 to $16.25                   $0.46
                                       ---------              ---------------                   -----

Options outstanding
    December 31, 1996                    389,673              $0.53 to $16.25                   $7.16
Options granted                        1,388,120              $       0.13                      $0.13
                                       ---------              ---------------                   -----

Options outstanding
    December 31, 1997                  1,777,793              $0.13 to $16.25                   $1.79
                                       =========

The following table summarizes information about the options outstanding at December 31, 1997:

                     -------------Options Outstanding-----------  ----Options Exercisable-----
                                          Weighted-
                                          Average          Weighted                      Weighted
                                          Remaining        Average                       Average
Range of Exercise         Number          Contractual      Exercise       Number         Exercise
     Prices            Outstanding        Life (Years)     Price       Outstanding       Price
---------------------------------------------------------------------------------------------------

$0.13                    1,388,120           9.0           $0.13        1,388,120          $0.13
$0.53 -  $1.375            136,673           6.6           $0.77          132,673          $0.78
$6.25 -  $8.125             37,500           1.6           $6.88           37,500          $6.88
$9.50 -  $10.50            107,000           4.1           $9.77          107,000          $9.77
$14.00 - $16.25            108,500           4.5          $14.64          108,500         $14.64
                           -------                                        -------
                         1,777,793                                      1,773,793
                         =========                                      =========


At December 31, 1997, 1,773,793 options, with an average exercise price of $1.79 per share, were exercisable. At December 31, 1996, 381,375 options, with an average exercise price of $7.15, were exercisable. At December 31, 1995, 354,548 options, with an average exercise price of $7.75, were exercisable. At December 31, 1997, 335,306 shares were available for future grants.

In January 1997, the Company granted 1,388,120 options which became fully vested during 1997.

In October 1995, the Company granted 1,245,000 options with vesting contingent upon shareholder approval of a proposed merger transaction (Note 1). Subsequent to December 31, 1995, these options were canceled due to the termination of the merger on February 8, 1996.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement plan whereby the Company matches a portion of the employees' salary reduction contributions. Company contributions to the plan were $3,284 and $21,152 in 1996 and 1995, respectively. During February 1996, the Company ceased to make contributions to the plan and, accordingly, did not make contributions to the plan during 1997.

NOTE 8 - INCOME TAXES

Deferred tax assets are comprised of the following (in thousands):

                                                                 December 31,            December 31,
                                                                     1997                    1996
                                                              -------------------      -------------------
         Net operating loss carryforwards                       $     15,327            $       14,934
         Capital loss                                                    216                       166
         Research and development tax credit                             614                       611
         Other                                                            79                       163
                                                                -------------           ---------------
                                                                      16,236                    15,874
         Valuation allowance                                         (16,236)                  (15,874)
                                                                -------------           ---------------
         Net deferred tax assets                                $         --            $           --
                                                                =============           ===============

The change in the valuation allowance is primarily attributable to 1997 losses. The Company has provided a full valuation allowance for deferred tax assets since realization of these future benefits cannot be reasonably assured. If the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense, subject to certain limitations.

At December 31, 1997, the Company had net operating loss and research and development tax credit carryforwards of approximately $38.3 million and $.6 million, respectively, for income tax purposes which expire in various years through 2012. Certain substantial changes in the Company's ownership would result in an annual limitation on the amount of the net operating loss carryforwards which can be utilized.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Since April 1996, the Company has occupied headquarters office space in Bethesda, Maryland. The current one-year lease, which expires in March 1998, has been renewed through March 1999. The Company has an operating lease for production facility space in Sunnyvale, California, which expires in January 2002. The Sunnyvale lease was assigned to a third party in March 1995 on the same terms for the remaining term of the underlying lease. The Company's aggregate rent expense was $28,137, $127,771, and $350,308 for the years ended December 31, 1997, 1996 and 1995, respectively.

During 1994, several suits were filed against the Company, its Chairman, and former Chief Executive Officer, alleging the Company and certain of its officers made or are responsible for false or misleading public statements regarding the Company, Thymosin alpha 1, the results of Thymosin alpha 1 in the treatment of chronic hepatitis B, and the prospects for success of Thymosin alpha 1 in clinical trials and the impact on the Company. The suits were consolidated as a single action, and in a consolidated amended complaint, the plaintiffs expanded their claims to include the allegation that the Company made false and misleading public statements concerning its ability to satisfy its contractual obligation to supply product to SciClone. On March 13, 1995, the district court issued an order dismissing all claims except for the claim regarding a public statement made by the Company concerning its ability to supply product to SciClone. On September 26, 1995, the parties filed a Stipulation of Settlement with the District Court under which the Company would issue 500,000 shares of its Common Stock and make a $100,000 payment in settlement of the remaining claim. The $100,000 payment in settlement was placed in an escrow account in September 1995. During 1995, the Company accrued $300,000 for the estimated settlement amount, which reflected the $100,000 cash payment and the fair market value of the 500,000 shares of the Company's Common Stock to be issued. In 1996, the Company adjusted the accrued settlement amount to the final settlement amount of $240,000. Although the Company believed the remaining claim was without merit, it entered into the settlement agreement to avoid continuing costs of litigation.

                                   PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. The forepart of the section captioned "Election of Directors" in the Company's definitive Proxy Statement, to be filed within 120 days of December 31, 1997 in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

(b) Identification of Executive Officers. Information concerning the Company's executive officers is set forth in Part I hereof under the caption "Executive Officers."

(c) Compliance with Section 16(a) of the Exchange Act. The section captioned "Compliance with Section 16(a) of the Securities Exchange Act" in the Company's definitive Proxy Statement, to be filed within 120 days of December 31, 1997 in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The sections captioned "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement, to be filed within 120 days of December 31, 1997 in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section captioned "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement, to be filed within 120 days of December 31, 1997 in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.  Index to Financial Statements

      The Financial Statements of the Company for the year ended December 31, 1997, filed as part of this Annual Report on Form 10-K, are on the pages set forth below:

                                                                                                 Page Number
                                                                                                   of this
                                                                                                  Form 10-K

         A.      Report of Independent Accountants                                                   20

         B.      Balance Sheets at December 31, 1997                                                 21
                 and 1996

         C.      Statements of Operations                                                            22
                 for the years ended December 31,
                 1997, 1996 and 1995

         D.      Statements of Cash Flows                                                            23
                 for the years ended December 31,
                 1997, 1996 and 1995

         E.      Statements of Stockholders' Equity                                                  24
                 (Deficit) for the years ended
                 December 31, 1997, 1996, and 1995

         F.      Notes to Financial Statements                                                      25-38

         2.      Financial Statement Schedules
                 -----------------------------
                 None are included because they are not applicable or not
                 required, or because the required information is included in the Financial Statements or the Notes thereto.

         3.      Exhibits Required by Item 601 of Securities and Exchange Commission
                 --------------------------------------------------------------------
                 Regulation S-K
                 --------------

Exhibit No.    Description of Exhibit                              Reference **
----------     ----------------------                              ---------
  3.1          Restated Certificate of Incorporation of Company    Exhibit 3.1 to Registration Statement No.
                                                                   33-9370, Amendment No. 1 (filed 11/26/86)

  3.2          Amendment to Restated Certificate of                Exhibit 3.2 to the Company's Transitional Report
               Incorporation of Company                            on Form 10-K, File No. 1-15070 (filed 3/18/91)

  3.3          Bylaws of Company                                   Exhibit 3.2 to Registration Statement No.
                                                                   33-9370 (filed 10/8/86)

  3.4          Amendment No. 1 to Bylaws of Company adopted        Exhibit 4.7, Registration Statement No.
               8/11/89                                             33-34551, Amendment No. 3 (filed 6/21/90)

  3.5          Amendment No. 2 to Bylaws of Company adopted        Exhibit 4.8, Registration Statement No.
               6/18/90                                             33-34551, Amendment No. 3 (filed 6/21/90)

  3.6          Amendment No. 3 to Bylaws of Company adopted        Exhibit 3.6 to the Company's Transitional Report
               11/30/90                                            on Form 10-K, File No. 1-15070 (filed 3/18/91)

  4.1          Form of Stock Certificate                           Exhibit 4.1 to Registration Statement No.
                                                                   33-9370, Amendment No. 1 (filed 11/26/86)

  4.2          Rights Agreement, dated as of April 29, 1994,       Exhibit 1 to the Company's Registration
               between the Company and American Stock Transfer     Statement on Form 8-K, dated May 2, 1994
               & Trust Company, as Rights Agent

  4.3          Warrant Agreement,                                  Exhibit 4.3 to the Company's Annual Report on
               dated March 12, 1997                                Form 10-K, File No. 1-15070 (filed 3/31/97)

  4.4          Warrant Agreement,                                  Filed herewith
               dated July 7, 1997

  10.1         Commercial Text Agreement between the Company       Exhibit 10.10, Registration Statement No.
               and F. Hoffmann-La Roche, Inc., dated September     33-9370 (filed 10/8/86)
               15, 1982, and amended August 7, 1984 and
               September 18, 1986

  10.2         Thymosin Fraction 5 License Agreement between       Exhibit 10.11, Registration Statement No.
               the Company and F. Hoffmann-La Roche & Co.          33-9370 (filed 10/8/86)
               Limited Company, dated January 1, 1985

  10.3         Thymosin Alpha 1 License Agreement between the      Exhibit 10.12, Registration Statement No.
               Company and F. Hoffmann-La Roche & Co. Limited      33-9370 (filed 10/8/86)
               Company, dated August 5, 1986

  10.4         Thymosin Alpha 1 License Agreements between the     Exhibit 10.19 to the Company's Annual Report on
               Company and F. Hoffmann-La Roche & Co. Limited      Form 10-K, File No. 1-15070 (filed 6/29/89)
               Company, dated October 21, 1988

  10.5         Agreement between the Company and Hoffmann-La       Exhibit 10.19, Registration Statement No.
               Roche, Inc., dated as of December 21, 1989          33-34551 (filed 4/25/90)

  10.6         Letter Agreement, dated March 4, 1991, between      Exhibit 10.29 to the Company's Annual Report on
               the Company and F. Hoffmann-La Roche & Co.          Form 10-K, File No. 1-15070 (filed 3/25/92)
               Limited Co.

  10.7         Agreement between the Company and Hoffmann-La       Exhibit 10.30 to the Company's Annual Report on
               Roche, Inc., dated as of August 6, 1991             Form 10-K, File No. 1-15070 (filed 3/25/92)

  10.8*        1986 Incentive Stock Option Plan, as amended        Exhibit 10.23 to the Company's Annual Report on
               through May 15, 1992                                Form 10-K, File No. 1-15070 (filed 3/26/93)

  10.9*        1987 Non-Qualified Stock Option Plan, as amended    Exhibit 10.24 to the Company's Annual Report on
               through May 15, 1992                                Form 10-K, File No. 1-15070 (filed 3/26/93)

  10.10*       Amended and Restated Directors Stock Option         Exhibit 10.25 to the Company's Annual Report on
               Plan, dated as of May 15, 1992                      Form 10-K, File No. 1-15070 (filed 3/26/93)

  10.11        Lease Agreement, dated February 10, 1993,           Exhibit 10.28 to the Company's Annual Report on
               between the Company and John Arrillaga, Trustee,    Form 10-K, File No. 1-15070 (filed 3/26/93)
               and Richard T. Perry, Trustee (Sunnyvale,
               California lease)

  10.12        Thymosin alpha 1 License Agreement, dated as of     Exhibit 10.29 to the Company's Annual Report on
               February 12, 1993, between the Company and          Form 10-K, File No. 1-15070 (filed 3/26/93)
               Sclavo, S.p.A. (with certain confidential
               information deleted)

   10.13        Lease Agreement Amendment Number 1, dated           Exhibit 10.24 to the Company's Annual Report on
                September 1, 1993, and Amendment Number 2, dated    Form 10-K, File No. 1-15070 (filed 3/28/94)
                December 27, 1993
                (Sunnyvale, California lease)

   10.14        Thymosin Alpha 1 License Agreement, dated as of     Exhibit 1 to a Current Report on Form 8-K,  File
                August 19, 1994, between SciClone                   No. 1-15070 (filed 8/24/94)
                Pharmaceuticals, Inc. and the Company (with
                certain confidential information omitted)

   10.15        Lease Agreement Amendment Number 3, dated April     Exhibit 10.28 to the Company's Annual Report on
                19, 1994 (Sunnyvale, California Lease)              Form 10-K, File No. 1-15070 (filed 3/31/95)

   10.16        Assignment of Lease, dated March 22, 1995 from      Exhibit 10.24 to the Company's Annual Report on
                the Company to Scios Nova, Inc. (Sunnyvale,         Form 10-K, File No. 1-15070 (filed 3/31/95)
                California Lease)

   10.17        Unit Purchase Agreement dated March 12, 1997        Exhibit 10.25 to the Company's Annual Report on
                                                                    Form 10-K, File No. 1-15070 (filed 3/31/97)

   10.18        Registration Rights Agreement, dated March 12,      Exhibit 10.26 to the Company's Annual Report on
                1997                                                Form 10-K, File No. 1-15070 (filed 3/31/97)

   10.19        Alpha Rights Agreement, dated as of December 17,    Exhibit 10.1 to the Company's Report on Form
                1997, between the Company and SciClone              8-K, File No. 1-15070 (filed January 12, 1998)
                Pharmaceuticals, Inc.

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

         (b)     Reports on Form 8-K

                 A current Report on Form 8-K was filed by the Company during the fiscal quarter ended December 31, 1997 as follows:
                           December 17, 1997 (Items 5 and 7).

         (c)     Exhibits

                 Attached hereto
                 See Index to Exhibits             Page 46

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALPHA 1 BIOMEDICALS, INC.
                                           (Registrant)



                      By:       /s/  Michael L. Berman
                           -------------------------------------------
                                        Michael L. Berman
                              President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 Signature                                  Title                                   Date
                 ---------                                  -----                                   ----
         /s/  Allan L. Goldstein                   Director and                                 March 25, 1998
-----------------------------------------------    Chairman of the Board
         Allan L. Goldstein

         /s/  Michael L. Berman                    President and Chief
-----------------------------------------------    Executive Officer
         Michael L. Berman                         (Principal Executive Officer)                March 25, 1998

         /s/  Robert J. Lanham                     Vice President and Chief
-----------------------------------------------    Financial Officer (Principal
         Robert J. Lanham                          Financial Officer and Principal
                                                   Accounting Officer)                          March 25, 1998

         /s/  Joseph C. McNay                      Director                                     March 25, 1998
-----------------------------------------------
         Joseph C. McNay

         /s/  Albert Rosenfeld                     Director                                     March 25, 1998
-----------------------------------------------
         Albert Rosenfeld


                               Index to Exhibits

  Exhibit                                                                     Pages
   4.4       Warrant Agreement                                                47-48

   23        Consent of Price Waterhouse LLP                                   49

   27        Financial Data Schedule                                           50