Form 10-K405/A
period 1997-12-31
ALPHA 1 BIOMEDICALS INC
filed 1998-05-13
CIK 707511

                                 FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

The number of shares of registrant's Common Stock outstanding as of March 6, 1998: 11,977,429

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

The Company will account for the SciClone Transaction based upon the fair value of the consideration received, which is more readily determinable than the fair value of the Company's right to receive royalty payments from the future sales by SciClone and its licensees of Thymosin alpha 1. The Company will record at the Closing Date a gain on the SciClone Transaction in the amount as the sum of
(i) $130,000 of cash received, (ii) the fair market value of the 444,115 Initial Shares received, determined by reference to the closing market price per share of SciClone Common Stock at the Closing Date as reported by the Nasdaq Stock Market, and (iii) the intrinsic value of the Company's right to receive Additional Shares of SciClone Common Stock, subject to a maximum of 155,885 Additional Shares, if the market value of SciClone Common Stock if below $4.053 per share during the Lock-Up Periods. The intrinsic value, which approximates fair market value, of the right to receive Additional Shares of SciClone Common Stock will be determined by reference to the closing market price per share of SciClone Common Stock at the Closing Date as reported by the Nasdaq Stock Market. Because the future price of the SciClone Common Stock cannot be known, the total gain on the SciClone Transaction is indeterminable at this time.

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

The Company will account for the SciClone Transaction based upon the fair value of the consideration received, which is more readily determinable than the fair value of the Company's right to receive royalty payments from the future sales by SciClone and its licensees of Thymosin alpha 1. The Company will record at the Closing Date a gain on the SciClone Transaction in the amount as the sum of
(i) $130,000 of cash received, (ii) the fair market value of the 444,115 Initial Shares received, determined by reference to the closing market price per share of SciClone Common Stock at the Closing Date as reported by the Nasdaq Stock Market, and (iii) the intrinsic value of the Company's right to receive Additional Shares of SciClone Common Stock, subject to a maximum of 155,885 Additional Shares, if the market value of SciClone Common Stock if below $4.053 per share during the Lock-Up Periods. The intrinsic value, which approximates fair market value, of the right to receive Additional Shares of SciClone Common Stock will be determined by reference to the closing market price per share of SciClone Common Stock at the Closing Date as reported by the Nasdaq Stock Market. Because the future price of the SciClone Common Stock cannot be known, the total gain on the SciClone Transaction is indeterminable at this time.

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