Form 10-Q
period 1998-03-31
ALPHA 1 BIOMEDICALS INC
filed 1998-05-13
CIK 707511

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended         March 31, 1998
                                           -------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to _____________

                         Commission file number     0-15070
                                               --------------

                            Alpha 1 Biomedicals, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                 52-1253406
-------------------------------       ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

                            6707 Democracy Boulevard
                                    Suite 111
                             Bethesda, MD 20817-1129
              -----------------------------------------------------
          (Address of principal executive offices, including zip code)

                                  301-564-4400
              -----------------------------------------------------
               (Registrants telephone number, including area code)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes         X        No
                                             -------          -------

          As of May 11, 1998, 11,977,429 shares of the registrant's common stock, par value $.001 per share, were issued and outstanding.

                            ALPHA 1 BIOMEDICALS, INC.

                                    FORM 10-Q

                          QUARTER ENDED March 31, 1998

                                      INDEX

                                                                                  Page No.
                                                                                  --------
Part I.        Financial Information
               Item 1.     Financial Statements

                           Balance Sheets at March 31, 1998
                           (unaudited) and December 31, 1997
                           (audited)                                                 3

                           Statements of Operations for the three-
                           month periods ended March 31, 1998
                           and 1997 (unaudited)                                      4

                           Statements of Cash Flows for the three-
                           month periods ended March 31, 1998 and
                           1997 (unaudited)                                          5

                           Notes to Financial Statements                          6-11

               Item 2.     Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                            12-14

Part II.       Other Information

               Item 6.     Exhibits and Reports on Form 8-K                         15

Signatures                                                                          16

                         Part I. Financial Information

                           ALPHA 1 BIOMEDICALS, INC.
                                 BALANCE SHEETS

                                                                              March 31,      December 31,
                                                                                1998             1997
                                                                                ----             ----
                                                                             (unaudited)
ASSETS

Current assets
       Cash and cash equivalents                                      $       42,308       $        21,369
       Prepaid insurance                                                      31,876                46,988
                                                                      ---------------      ----------------

                Total current assets                                          74,184                68,357

Fixed assets, net                                                              1,135                 1,304
Due from related party, net of allowance                                       2,197                 2,197
                                                                      ---------------      ----------------

                Total assets                                          $       77,516       $        71,858
                                                                      ===============      ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
       Accounts payable                                               $      323,421       $       276,215
       Accrued expenses                                                      436,927               408,801
       Notes payable                                                         220,000               110,000
       Letter agreements with vendors                                      1,290,503             1,290,503
       Deferred revenue                                                      130,000                65,000
                                                                      ---------------      ----------------

                Total current liabilities                                  2,400,851             2,150,519
                                                                      ---------------      ----------------

Stockholders' equity (deficit)
       Preferred stock, $.001 par value per share,
        1,000,000 authorized; no shares issued                                 -                     -
       Common stock, par value $.001 per share,
        20,000,000 shares authorized; 11,977,429
          issued and outstanding                                              11,977                11,977
       Additional paid-in capital                                         35,965,289            35,965,289
       Accumulated deficit                                               (38,300,601)          (38,055,927)

                                                                      ---------------      ----------------
                Total stockholders' equity (deficit)                      (2,323,335)           (2,078,661)
                                                                      ---------------      ----------------

      Total liabilities and stockholders' equity (deficit)            $       77,516       $        71,858
                                                                      ===============      ================

                           ALPHA 1 BIOMEDICALS, INC.
                            STATEMENTS OF OPERATIONS

                                                                                Three months ended
                                                                                     March 31,
                                                                         ----------------------------------
                                                                              1998               1997
                                                                         --------------      -------------
                                                                                              (unaudited)
Revenues                                                                 $       2,515       $      9,229

Expenses
   Research and product
    development                                                                 13,793             39,336
   General and administrative                                                  195,583            145,925
                                                                         --------------      -------------

Total expenses                                                                 209,376            185,261
                                                                         --------------      -------------

Operating loss                                                                (206,861)          (176,032)
Interest expense                                                               (37,819)           (35,043)
Interest income                                                                      6                231
                                                                         --------------      -------------

Net loss                                                                 $    (244,674)      $   (210,844)
                                                                         ==============      =============

Basic and diluted net loss per common share                              $       (0.02)      $      (0.02)
                                                                         ==============      =============


Weighted average number
 of common shares outstanding                                               11,977,429          9,746,873
                                                                         ==============      =============

                           ALPHA 1 BIOMEDICALS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                     Three months ended
                                                                                          March 31,
                                                                              ------------------------------------
                                                                                   1998                  1997
                                                                              --------------      ----------------
                                                                                          (unaudited)
Cash flows from operating activities:
       Net loss                                                               $    (244,674)      $      (210,844)

Adjustments to reconcile net loss to net
       cash used in operating activities:
                Depreciation                                                            169                 2,383
                Litigation settlement in common stock                                  -                  105,000
                Changes in operating assets and liabilities:
                     Decrease in prepaid insurance                                   15,112                19,255
                     Decrease in other current assets                                  -                    3,677
                     Decrease in due from related party                                -                       30
                     Increase in accounts payable                                    47,206                19,078
                     Increase (decrease) in accrued expenses                         28,126              (168,169)
                     Decrease in letter agreements with vendors                        -                  (16,765)
                     Increase in deferred revenue                                    65,000                  -
                                                                              --------------      ----------------

Net cash used in operating activities                                               (89,061)             (246,355)
                                                                              --------------      ----------------


Cash flows from financing activities:
       Proceeds from issuance of common stock/warrants                                  -                 200,000
       Proceeds from issuance of notes payable                                      140,000              -
       Repayment of notes payable                                                   (30,000)             -
                                                                              --------------      ----------------

Net cash provided by financing activities                                           110,000               200,000
                                                                              --------------      ----------------

Net increase (decrease) in cash and cash equivalents                                 20,939               (46,355)

Cash and cash equivalents at beginning of period                                     21,369               153,725
                                                                              --------------      ----------------

Cash and cash equivalents at end of period                                    $      42,308       $       107,370
                                                                              ==============      ================

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

Cash and short-term investment balances at March 31, 1998 total $42,308. This amount, based on the Company's commitments, is insufficient to satisfy current requirements beyond the middle of the second quarter of 1998. On December 17, 1997, the Company entered into a Alpha Rights Acquisition Agreement (the "Acquisition Agreement") with SciClone Pharmaceuticals, Inc. ("SciClone"), pursuant to which the Company has agreed to sell to SciClone its right to receive from SciClone royalties on the future sales of Thymosin alpha 1. In exchange, the Company will receive a combination of cash and shares of SciClone Common Stock. The transaction is subject to the approval of the stockholders of the Company.

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

Under the Acquisition Agreement, the Company will relinquish its future rights to royalties, effective as of the date of the Acquisition Agreement. In exchange, the Company received on the date of the Acquisition Agreement, a cash payment of $65,000 and an additional $65,000 during January 1998. If the transaction contemplated by the Acquisition Agreement does not close for any reason, SciClone will be credited with a prepayment of future royalties in an amount equal to $130,000 (less royalties foregone by the Company following the date of the Acquisition Agreement), multiplied by a factor of ten, effective after SciClone has made royalty payments to the Company totaling $1.75 million.

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

To assist the Company in funding its operations pending the closing of the transaction and prior to the effectiveness of the Registration Statement, SciClone has agreed in the Acquisition Agreement to loan to the Company up to $280,000 as follows: (i) $70,000 on the sixty-first calendar day following the date of the Acquisition Agreement, (ii) $70,000 on the later of (A) the ninety-first calendar day following the date of the Acquisition Agreement and
(B) the first business day following the closing, and (iii) $70,000 on the business day in each of the next two months corresponding to the business day of the loan referred to in clause (ii), if such corresponding business day precedes the effective date of the Registration Statement (collectively, the "Advances"). The obligation of the Company to repay the Advances will be evidenced by a Promissory Note and Security Agreement. Any advances are non-interest bearing. Advances will be secured by Initial Shares having a market value equal to the principal amount of the loans. The Company will be required to repay Advances in monthly installments of $70,000, commencing on the earlier of (i) the ninth Lock-Up Release Date and (ii) the Lock-Up Release Date following any date on which the Company receives new equity financing of at least $500,000, and in any event Advances will be due and payable in full no later than May 31, 1999. If the transaction does not close for any reason, SciClone will be credited with a prepayment of $700,000 in future royalties (effective after SciClone has made royalty payments to the Company totaling $1.75 million) with respect to the $70,000 Advance made in anticipation of the closing, in lieu of the obligation of the Company to repay the Advance. The Company executed a note agreement with SciClone in February 1998 for the first $70,000 loan amount under the Acquisition Agreement.

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

During March 1998, in a transaction separate from the Acquisition Agreement, the Company entered into a loan agreement with SciClone, whereby the Company received $70,000 to provide operating funds. The terms of the loan agreement provide, in part, for interest at the rate of 8% per annum and is payable over one year in twelve equal amounts commencing June 1998.

Should the Company obtain substantial additional funding, other factors including competition, dependence on third parties, uncertainty regarding patents, protection of proprietary rights, manufacturing of peptides and technology obsolescence could have a significant impact on the Company and its operations.

Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. The Company has no other components of comprehensive income other than net income.

Financial Statements

The Balance Sheet as of March 31, 1998, the Statement of Operations for the three-month periods ended March 31, 1998 and 1997, and the Statements of Cash Flows for the three-month periods ended March 31, 1998 and 1997, have been prepared without audit. In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1998 and the results of operations and changes in cash flows for such period have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of the operating results for the full year.

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

                            ALPHA 1 BIOMEDICALS, INC.

Item 2.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

      Results of Operations for the Three-Month Period Ended March 31, 1998
             Compared to the Three-Month Period Ended March 31, 1997

Revenues. Revenues for the three-month period ended March 31, 1998 were $2,515 as compared to $9,229 during the comparable period a year earlier. Revenues in both periods consisted solely of royalty payments.

Expenses. Expenses for the three-month period ended March 31, 1998 were $209,376, an increase of $24,115 over the comparable period a year earlier. Research and development expenses during the current period were $13,793, a decrease of $25,543 from the prior period. The current period decrease primarily reflects the effect of decreased payments for research studies from the comparable period a year earlier. General and administrative expenses during the current period were $195,583 an increase of $49,658 from the comparable period a year earlier. The increase primarily reflects (i) an increase in consulting fees as a result of the Company entering into an agreement with an advisor to provide advisory and investment banking services, and (ii) an increase in legal expenses as a result of activities with regard to the Alpha Rights Acquisition Agreement.

Capital Resources and Liquidity

Since its inception in 1982, the Company's activities have consisted of conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of products for research, testing and clinical trials. The Company's accumulated deficit of $38,300,601 through March 31, 1998 has been primarily funded by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by the Company and limited product sales.

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

During the first three months of 1998, revenues consisted solely of royalty income from SciClone. These revenue sources are substantially below the level required to cover fully the Company's expenses or to provide adequate cash flow. Under the payment terms of the Alpha Rights Acquisition Agreement with SciClone, the Company received a cash payment of $65,000 during January 1998 and a loan of $70,000 in February 1998. Separately, during March 1998, the Company received a loan of $70,000 from SciClone, which provides for interest at the rate of 8% per annum and is payable over twelve equal monthly payments commencing June 1998. Cash balances at March 31, 1998 were $42,308. Current cash balances will be sufficient to sustain operations to the middle of the second quarter of 1998. In the event that substantial funding is not obtained, or the SciClone transaction is not completed, the Company likely will be forced to discontinue operations.

During July 1997, the Company received an unsecured $50,000 loan from an individual to provide additional operating capital. The terms of the loan agreement provide for repayment of principal and interest within six months with interest at the rate of 8% per annum. Additionally, the noteholder received a warrant to purchase 100,000 shares of the Company's Common Stock at $.13 per share, the fair market value of the Company's Common Stock at the date of the grant. The warrant has a five-year term. During January 1998, the term note was extended to provide for payments to be made in five consecutive equal monthly installments, beginning January 1998. In consideration of the extended payment term, the noteholder received an additional 41,666 warrants at the same terms as the original warrants. To date, the Company has made three of the five principal payments. April and May payments have not been made.

During October 1997, the Company received an unsecured loan of $60,000 from ViroPro Pharmaceuticals, Inc. ("ViroPro"). The demand note provided for repayment by April 14, 1998 with interest at the rate of 8%. ViroPro and the Company had discussions through December 1997 regarding the possibility of a business combination. There have been no discussions since that time. The loan has not been repaid.

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

In January and February 1998, the Company entered into amended agreements with the four vendors, subject to the completion of the pending transaction with SciClone, which will accelerate payments due. In consideration for the acceleration of payments, the vendors have agreed to reduce the Company's aggregate obligation, including accrued interest, to $902,000, which the Company has agreed to pay from the proceeds of the sale of the shares of SciClone Common Stock received under the Alpha Rights Acquisition Agreement.

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

New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for 1998. The Company does not believe the adoption of this statement will have a significant impact on its reporting and disclosure requirements.

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

                            ALPHA 1 BIOMEDICALS, INC.

                           Part II - Other Information

Item 6.        Exhibits and Reports on Form 8-K

               (a)         Exhibits

                           Exhibit
                           Number

                              27     Financial Data Schedule

               (b) A current report on Form 8-K was filed by the Company on January 13, 1998
                           (Items 5 and 7).

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

                                     Alpha 1 Biomedicals, Inc.
                                     -------------------------
                                            (Registrant)

Date: May 12, 1998                   By:    /s/  R.J. Lanham
                                        ----------------------------------
                                            R.J. Lanham
                                            Vice President and
                                            Chief Financial Officer