Form 10-Q
period 1998-06-30
ALPHA 1 BIOMEDICALS INC
filed 1998-08-12
CIK 707511

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            June 30, 1998
                                     -----------------------------------

                                       OR

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                   to
                                     -----------------    --------------

                        Commission file number       0-15070
                                               -------------

                            Alpha 1 Biomedicals, Inc.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                            52-1253406
------------------------------      ---------------------------------------
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

                                  301-564-4400
                -------------------------------------------------
               (Registrants telephone number, including area code)


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

      As of August 1, 1998, 11,977,429 shares of the registrant's common stock, par value $.001 per share, were issued and outstanding.

                            ALPHA 1 BIOMEDICALS, INC.

                                    FORM 10-Q

                           QUARTER ENDED June 30, 1998

                                      INDEX

                                                                  Page No.
Part I.     Financial Information

            Item 1.     Financial Statements

                        Balance Sheets at June 30, 1998
                        (unaudited) and December 31, 1997
                        (audited)                                         3

                        Statements of Operations for the three-
                        month and six-month periods ended
                        June 30, 1998 and 1997 (unaudited)                4

                        Statements of Cash Flows for the six-
                        month periods ended June 30, 1998 and
                        1997 (unaudited)                                  5

                        Notes to Financial Statements                  6-10

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of            11-14
                        Operations


Part II.    Other Information

            Item 4.     Submission of Matters to a Vote of               15
                        Security Holders

            Item 6.     Exhibits and Reports on Form 8-K                 15

Signatures                                                               16

                          Part 1. Financial Information

                            ALPHA 1 BIOMEDICALS, INC.
                                 BALANCE SHEETS


                                                                                       June 30,             December 31,
                                                                                         1998                   1997
                                                                                         ----                   ----
                                                                                      (unaudited)

ASSETS

Current assets
      Cash and cash equivalents                                                $             9,734      $              21,369
      Prepaid insurance                                                                     20,625                     46,988
                                                                               --------------------     ----------------------

             Total current assets                                                           30,359                     68,357

Fixed assets, net                                                                              966                      1,304
Due from related party, net of allowance                                                     2,197                      2,197
                                                                               --------------------     ----------------------

             Total assets                                                      $            33,522      $              71,858
                                                                               ====================     ======================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
      Accounts payable                                                         $           345,318      $             276,215
      Accrued expenses                                                                     499,025                    408,801
      Notes payable                                                                        280,000                    110,000
      Letter agreements with vendors                                                     1,290,503                  1,290,503
      Deferred revenue                                                                     130,000                     65,000
                                                                               --------------------     ----------------------

             Total current liabilities                                                   2,544,846                  2,150,519
                                                                               --------------------     ----------------------

Stockholders' equity (deficit)
      Preferred stock, $.001 par value per share,
       1,000,000 authorized; no shares issued                                               -                         -
      Common stock, par value $.001 per share,
       20,000,000 shares authorized; 11,977,429 issued and outstanding                      11,977                     11,977
      Additional paid-in capital                                                        35,965,289                 35,965,289
      Accumulated deficit                                                              (38,488,590)               (38,055,927)
                                                                               --------------------     ----------------------

             Total stockholders' equity (deficit)                                       (2,511,324)                (2,078,661)
                                                                               --------------------     ----------------------

             Total liabilities and stockholders' equity (deficit)              $            33,522      $              71,858
                                                                               ====================     ======================

                            ALPHA 1 BIOMEDICALS, INC.
                            STATEMENTS OF OPERATIONS


                                                         Three months ended                     Six months ended
                                                              June 30,                              June 30,
                                              --------------------------------------  --------------------------------------

                                                      1998                1997                1998              1997
                                                      ----                ----                ----              ----
                                                            (unaudited)                           (unaudited)

Revenues                                      $        -          $         45,727    $          2,515    $         54,956

Expenses
 Research and product
  development                                           14,405              14,831              28,198              54,167
 General and administrative                            142,492             157,085             338,075             303,010
                                              ------------------   -----------------   -----------------   -----------------

Total expenses                                         156,897             171,916             366,273             357,177
                                              ------------------   -----------------   -----------------   -----------------

Operating loss                                        (156,897)           (126,189)           (363,758)           (302,221)
Interest expense                                       (35,968)            (34,549)            (73,787)            (69,592)
Interest income                                          4,876                 676               4,882                 907
                                              ------------------   -----------------   -----------------   -----------------

Net loss                                      $       (187,989)   $       (160,062)   $       (432,663)   $       (370,906)
                                              ==================   =================   =================   =================

Basic and diluted net loss per common share   $          (0.02)   $          (0.01)   $          (0.04)   $          (0.04)
                                              ==================   =================   =================   =================


Weighted average number
 of common shares outstanding                       11,977,429          11,781,275          11,977,429           9,764,169
                                              ==================   =================   =================   =================

                            ALPHA 1 BIOMEDICALS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                       Six months ended
                                                                                           June 30,
                                                                         ------------------------------------------------
                                                                                   1998                    1997
                                                                                   ----                    ----
                                                                                          (unaudited)

Cash flows from operating activities:
     Net loss                                                             $          (432,663)    $            (370,906)

Adjustments to reconcile net loss to net
     cash used in operating activities:
         Depreciation                                                                     338                     4,062
         Litigation settlement in common stock                                         -                        105,000
         Changes in operating assets and liabilities:
              Decrease in prepaid insurance                                            26,363                    22,419
              Decrease in other current assets                                         -                          3,677
              Decrease in due from related party                                       -                            772
              Decrease in other assets                                                 -                         14,610
              Increase in accounts payable                                             69,103                    25,719
              Increase (decrease) in accrued expenses                                  90,224                  (186,117)
              Increase in deferred revenue                                             65,000                    -
              Decrease in letter agreements with vendors                               -                        (16,765)
                                                                         ----------------------    ----------------------

Net cash used in operating activities                                                (181,635)                 (397,529)
                                                                         ----------------------    ----------------------

Net cash provided by investing activities                                              -                         -
                                                                         ----------------------    ----------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock/warrants                                   -                        250,000
     Proceeds from issuance of notes payable                                          210,000                    -
     Repayment of notes payable                                                       (40,000)                   -
                                                                         ----------------------    ----------------------

Net cash provided by financing activities                                             170,000                   250,000
                                                                         ----------------------    ----------------------

Net decrease in cash and cash equivalents                                             (11,635)                 (147,529)

Cash and cash equivalents at beginning of period                                       21,369                   153,725
                                                                         ----------------------    ----------------------

Cash and cash equivalents at end of period                                $             9,734       $             6,196
                                                                         ======================    ======================

                            ALPHA 1 BIOMEDICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

Alpha 1 Biomedicals, Inc. (the "Company"), a Delaware corporation, was incorporated in 1982. The Company operates in a single industry segment, the biotechnology industry, which consists of researching and developing new pharmaceutical products for the treatment of diseases or conditions that arise as a result of immune system disorders, including chronic viral infections, cancer and autoimmune disease.

Since early 1996, the Company has substantially halted its development program and all other research and has no products that have received regulatory approval. During 1997, the Company entered into a Material Transfer Agreement-Cooperative Research and Development Agreement ("MTA-CRADA") with the National Institutes of Health ("NIH"), whereby the NIH investigator will use Thymosin beta 4 material provided by the Company in wound healing experiments. In exchange, the Company may license from the NIH any patent rights that might result from the research study that relate to the use of Thymosin beta 4 as a wound healing treatment. To date, no data from the research has been released since the study has not been completed. The Company has not generated significant revenues from operations and does not anticipate generating product revenues for the foreseeable future. The Company will require substantial funding in order to undertake further research and development activities and to manufacture and market the products which the Company intends to develop. Management plans to continue to pursue strategic alliances or other partnership arrangements with entities interested in and with resources to develop Thymosin beta 4, or other business transactions which would allow the Company to generate resources to permit continuation of the Company's operations.

On December 17, 1997, the Company entered into a Alpha Rights Acquisition Agreement (the "Acquisition Agreement") with SciClone Pharmaceuticals, Inc. ("SciClone"), pursuant to which the Company agreed to sell to SciClone its right to receive from SciClone royalties on the future sales of Thymosin alpha 1 in exchange for a combination of cash and shares of SciClone common stock. The transaction was approved by the stockholders of the Company at its annual meeting held July 15, 1998 and was completed on July 28, 1998.

Under the Acquisition Agreement, the Company relinquished its future rights to royalties from the sale of Thymosin alpha 1. In exchange, the Company received on the date of the Acquisition Agreement, a cash payment of $65,000 and an additional cash payment of $65,000 during January 1998. Upon the closing of the transaction, the Company received 444,115 shares of SciClone common stock (the "Initial Shares"). The number of shares was calculated based on an average of a price of $4.053 per share over a period preceding the date of the Acquisition Agreement (the "Initial Average Price"). In addition, on each of 12 consecutive monthly Lock-Up Release Dates (as hereinafter defined), the Company will be entitled to receive additional shares of SciClone common stock (the "Additional Shares") which, when added to Initial Shares, cannot exceed 600,000 shares, if the average of the closing sale prices per share of the SciClone common stock on such Lock-Up Release Date and each prior Lock-Up Release Date is less than the Initial Average Price.

Under the Stock Rights Agreement entered into between the Company and SciClone,
(i) SciClone is obligated to file a registration statement (the "Registration Statement") under the Securities Act of 1933, as amended, that will register both the Initial Shares and the Additional Shares for resale by the Company and
(ii) the Company is required, commencing with the 30-day period beginning on the effective date of the Registration Statement and during each of the next eleven 30-day periods thereafter (the first day of each such period being referred to as a "Lock-Up Release Date"), to limit its resale (A) of Initial Shares to a number equal to 1/12 of the total number Initial Shares and (B) of Additional Shares to a number equal to 50,000, minus the number of Initial Shares that may be sold during the period.

Because the future price of SciClone common stock cannot be known, neither the number of Additional Shares, if any, received by the Company, nor the proceeds that the Company would realize from the sale of the Initial Shares and the Additional Shares, if any, is determinable.

As provided in the Acquisition Agreement, SciClone has made loans to the Company of (i) $70,000 in February 1998 and (ii) $70,000 in July 1998. SciClone is further obligated to make loans to the Company of $70,000 on each of August 1998, and September 1998, if the dates on which such loans are to be made precedes the effective date of the Registration Statement (collectively, with the loans previously made, the "Advances"). These Advances of up to $280,000 are non-interest bearing (except to the extent that the Company fails to repay any principal installment when due, in which case the overdue installment will bear interest at the rate of 10% per annum). The Advances will be secured by Initial Shares having a market value equal to the principal amount of the loans. The Company is required to repay the Advances in monthly installments of $70,000 commencing on the earlier of (i) the ninth Lock-Up Release Date and (ii) the Lock-Up Release Date following any date on which the Company receives new equity financing of at least $500,000, and in any event the Advances will be due and payable in full no later than May 31, 1999.

The Company will account for the SciClone transaction based upon the fair value of the consideration received, which is more readily determinable than the fair value of the Company's right to receive royalty payments from the future sales by SciClone and its licensees of Thymosin alpha 1. The Company will record at the Closing Date a gain on the SciClone transaction in the amount as the sum of
(i) $130,000 of cash received, (ii) the fair market value of the 444,115 Initial Shares received, determined by reference to the closing market price per share of SciClone common stock at the Closing Date as reported by the Nasdaq Stock Market, and (iii) the intrinsic value of the Company's right to receive Additional Shares of SciClone common stock, subject to a maximum of 155,885 Additional Shares, if the market value of SciClone common stock is below $4.053 per share during the Lock-Up Periods. The intrinsic value, which approximates fair market value, of the right to receive Additional Shares of SciClone common stock will be determined by reference to the closing market price per share of SciClone common stock at the Closing Date as reported by the Nasdaq Stock Market. Because the future price of the SciClone common stock cannot be known, the total gain on the SciClone transaction is indeterminable at this time.

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

Cash and short term investment balances at June 30, 1998 were $9,734. The Company's sole source of cash, absent a new financing or other business transactions, will be the sale of the SciClone common stock. Based on its current cash flow projections, the Company believes that the proceeds from the SciClone transaction will provide sufficient funds to continue as a going concern into the fourth quarter of 1998. This projection is dependent upon the price of the SciClone common stock remaining at or above $3.00 per share. Should the price of SciClone common stock decline below that price or should unforeseen financial needs arise, the period for which the Company should be able to continue in operation using the proceeds of the SciClone transaction would be shortened.

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

As a result of the termination of research and development activities during 1996, the Company canceled research orders with certain vendors. The Company was able to cancel approximately $1,200,000 of work on outstanding orders of approximately $2,700,000. Management entered into separate letter agreements with four vendors, which in the aggregate totaled $1,323,000, to defer payment in exchange for a commitment to the vendors of revenues received by the Company in the future under the license agreement with SciClone until the full amounts of the liabilities have been liquidated. The Agreement provides that in the event sufficient funding is obtained for the Thymosin beta 4 program, all amounts then due would become payable immediately.

In January and February 1998, the Company entered into amended agreements with the four vendors, subject to the completion of the transaction with SciClone, which will accelerate payments due. In consideration for the acceleration of payments, the vendors have agreed to reduce the Company's aggregate obligation, including accrued interest, to $902,000, which the Company has agreed to pay from the proceeds of the sale of the shares of SciClone common stock received under the Acquisition Agreement.

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

In transactions separate from the Acquisition Agreement, the Company entered into loan agreements with SciClone during March and May 1998, whereby the Company received $70,000 each period to provide operating funds. The terms of the loan agreement provide, in part, for interest at the rate of 8% per annum and are payable over one year in twelve equal amounts, the first commencing June 1998 and the second during July 1998. To date, payments have not commenced.

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

Financial Statements

The Balance Sheet as of June 30, 1998, the Statement of Operations for the three-month and six-month periods ended June 30, 1998 and 1997, and the Statements of Cash Flows for the six-month periods ended June 30, 1998 and 1997, have been prepared without audit. In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1998 and the results of operations and changes in cash flows for such period have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the three-month and six-month periods ended June 30, 1998, are not necessarily indicative of the operating results for the full year.

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

                            ALPHA 1 BIOMEDICALS, INC.
Item 2.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

 Results of Operations for the Three-and Six-Month Periods Ended June 30, 1998
         Compared to the Three-and Six-Month Periods Ended June 30, 1997


Revenues. There were no revenues recorded during the three-month period ended June 30, 1998. During the comparable period a year earlier, revenues were $45,727, consisting of $20,727 in royalty payments from SciClone Pharmaceuticals, Inc. ("SciClone") and $25,000 received under a consulting agreement. Revenues for the six-month period ended June 30, 1998 were $2,515 as compared to $54,956 during the comparable period a year earlier. The current six-month period revenue consisted of a royalty payment whereas the comparable period a year earlier consisted of $29,831 from SciClone in royalty payments and $25,125 under a consulting agreement. Effective December 17, 1997, the date of the execution of the Alpha Rights Acquisition Agreement, royalty earnings on sales of Thymosin alpha 1 by SciClone ceased.

Expenses. Expenses for the three-month period ended June 30, 1998 were $156,897 as compared to $171,916 during the comparable period a year earlier. The current period decrease reflects the effect of an overall general and administrative expense reduction. Expenses for the six month period ended June 30, 1998 were $366,273 as compared to $357,177 during the comparable period a year earlier. Research and development expenses during the current period totaled $28,198, a decrease of $24,969, primarily reflecting higher prior period expenses incurred for the purchase of materials, and costs incurred for the conduct of clinical studies. General and administrative expenses during the current six-month period totaled $338,075, an increase of $35,065 over the comparable period a year earlier. The increase primarily reflects (i) an increase in consulting fees as a result of the Company entering into an agreement with an advisor to provide advisory and investment banking services, and (ii) an increase in legal expenses relating to the Alpha Rights Acquisition Agreement, including securing shareholder approval.

Capital Resources and Liquidity

Since its inception in 1982, the Company's activities have consisted of conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of products for research, testing and clinical trials. The Company's accumulated deficit of $38,488,590 through June 30, 1998 has been primarily funded by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by the Company and limited product sales.

The Company has delayed its development program for Thymosin beta 4, and has no products that have received regulatory approval.

On July 28, 1998, the Company completed, following shareholder approval on July 15, 1998, the transaction contemplated by the Alpha Rights Acquisition Agreement (the "Acquisition Agreement") that it entered into with SciClone on December 17, 1997. Pursuant to the Acquisition Agreement, the right to receive further royalties on the sale by SciClone of products containing Thymosin alpha 1, the Company's only source of operating revenues.

In exchange for surrendering its rights to future royalties from sales of Thymosin alpha 1 products, the Company received (i) $130,000 in cash, which was paid in December 1997 and January 1998, and (ii) at least 444,135 shares of SciClone common stock (the "Initial Shares"), which number of shares was calculated based on a price of $4.053 per share of SciClone common stock (the "Initial Average Price"). In addition, on each of 12 consecutive Lock-Up Release Dates (as hereinafter defined), the Company will be entitled to receive additional shares of SciClone common stock (which, when combined with the Initial Shares, cannot exceed 600,000 shares), if the average of the closing sale prices per share of the SciClone common stock on such Lock-Up Release Date and each prior Lock-Up Release Date is less than the Initial Average Price (the "Additional Shares").

SciClone is obligated to file a registration statement (the "Registration Statement") under the Securities Act of 1933, as amended, registering both the Initial Shares and the Additional Shares for resale by the Company. SciClone is required to file the Registration Statement on or before August 27, 1998, and use its best efforts to have it declared effective by the Securities and Exchange Commission (the "SEC") on or prior to November 25, 1998. The Company has agreed that, commencing with the 30-day period beginning on the effective date of the Registration Statement and during each of the next eleven 30-day periods thereafter (the first day of each such period being referred to as a "Lock-Up Release Date"), it will limit its resale (i) of Initial Shares to a number equal to 1/12 of the total number of Initial Shares and (ii) of Additional Shares to a number equal to 50,000, minus the number of Initial Shares sold during the period.

Because the future price of SciClone common stock cannot be known, neither the number of Additional Shares, if any, received by the Company, nor the proceeds that the Company would realize from the sale of the Initial Shares and the Additional Shares, if any, is determinable. Nor are there any assurances that the Registration Statement will be filed by SciClone or be declared effective by the SEC within the time periods specified.

As provided in the Acquisition Agreement, SciClone has made loans to the Company of (i) $70,000 in February 1998 and (ii) $70,000 in July 1998. SciClone is further obligated to make loans to the Company of $70,000 on each of August 1998, and September 1998, if the dates on which such loans are to be made precedes the effective date of the Registration Statement (collectively, with the loans previously made, the "Advances"). These Advances of up to $280,000 are non-interest bearing (except to the extent that the Company fails to repay any principal installment when due, in which case the overdue installment will bear interest at the rate of 10% per annum). The Advances will be secured by Initial Shares having a market value equal to the principal amount of the loans. The Company is required to repay the Advances in monthly installments of $70,000 commencing on the earlier of (i) the ninth Lock-Up Release Date and (ii) the Lock-Up Release Date following any date on which the

Company receives new equity financing of at least $500,000, and in any event the Advances will be due and payable in full no later than May 31, 1999.

Separate from the Acquisition Agreement, the Company has obtained from SciClone a loan of $70,000 in March 1998 and a second loan of $70,000 in May 1998. These loans bear interest at the rate of 8% per annum and are payable over 12 months in equal monthly installments. Although the monthly payments were required to commence in June and July, respectively, no payment on the loans have been made.

During July 1997, the Company received an unsecured $50,000 loan from an individual to provide additional operating capital. The terms of the loan agreement provided for repayment of principal and interest within six months with interest at the rate of 8% per annum. Additionally, the noteholder received a warrant to purchase 100,000 shares of the Company's common stock at $.13 per share, the fair market value of the Company's common stock at the date of the grant. The warrant has a five-year term. During January 1998, the term note was extended to provide for payments to be made in five consecutive equal monthly installments, beginning January 1998. In consideration of the extended payment term, the noteholder received an additional 41,666 warrants at the same terms as the original warrants. Through June 30, 1998, the Company had paid $40,000 against principal, and during July, an additional $7,000.

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

In January and February 1998, the Company entered into amended agreements with the four vendors pursuant to which the Company has agreed to pay the amounts due from the proceeds of the sale of the shares of SciClone common stock received under the Acquisition Agreement. In consideration for this acceleration of payments, the vendors have agreed to reduce the Company's aggregate obligation, including accrued interest, to $902,000.

Cash balances at June 30, 1998 were $9,734. The remaining Advances that the Company was eligible to receive under the Acquisition Agreement then totaled $210,000. The Company anticipates that the remaining Advances will provide cash for operations for July through September 1998, after which time the Company anticipates that the Registration Statement that SciClone is required to file with respect to the Initial Shares and the Additional Shares, if any, will have become effective. The Company intends to use the proceeds from the sale of the Initial Shares and the Additional Shares, if any, to repay existing indebtedness. Unless additional capital is obtained by October 1998, the Company will likely be forced to cease all operations other than the sale of shares of SciClone common stock to repay indebtedness.

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

In July 1996, the Emerging Issues Task Force provided guidance which requires that internal and external costs specifically associated with modifying software for the Year 2000 should be expensed as incurred. The Company believes its computer systems are Year 2000 compliant and, accordingly, does not believe modifications to its systems will be necessary. The Company does not anticipate that it will be adversely affected by the failure of any third party to be Year 2000 compliant.

                            ALPHA 1 BIOMEDICALS, INC.

                           Part II - Other Information

Item 4.     Submission of Matters to a Vote of Security Holders

On July 15, 1998, the Company held its Annual Meeting of Stockholders, at which the following matters were submitted to a vote of stockholders, with the results indicated.

(1)   Election of Directors

      Nominees                Votes For         Votes Withheld
      --------                ---------         --------------
      Allan L. Goldstein      6,213,218            135,907
      Joseph C. McNay         6,223,302            125,823
      Albert Rosenfeld        6,219,881            129,244
      Michael L. Berman       6,223,595            125,530

(2) A proposal to sell the Company's rights to receive royalties from the sale of Thymosin alpha 1 to SciClone Pharmaceuticals, Inc. was approved.

            For               Against              Abstain
      -----------------       -------              -------
      6,002,245 (50.12%)      158,793              18,376

(3) A proposal to amend the Company's Restated Certificate of Incorporation to increase the authorized shares of common stock from 20 million to 75 million was not approved.

            For               Against              Abstain
      -----------------       -------              -------
      5,832,337 (48.69%)      431,515              85,273

        Approval required a majority of outstanding shares voted FOR the proposal.

(4) A proposal to ratify the appointment of Price Waterhouse as Independent Auditors was approved.

            For               Against              Abstain
      -----------------       -------              -------
      6,298,693 (52.59%)      21,082               29,350


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  Exhibit
                  Number
                     27 Financial Data Schedule

            (b) Reports on Form 8-K - - A current report on Form 8-K was filed May 15, 1998.

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



                                          Alpha 1 Biomedicals, Inc.
                                          -------------------------
                                                (Registrant)





Date: August 11, 1998                     By:   /s/  R.J. Lanham
                                             -------------------
                                                R.J. Lanham
                                                Vice President and
                                                Chief Financial Officer