Form 10KSB
period 1999-12-31
ALPHA 1 BIOMEDICALS INC
filed 2000-11-08
CIK 707511

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 1999


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

                         Commission file number: 0-15070

                            Alpha 1 Biomedicals, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

Delaware                                                          52-1253406
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                     number)

          3 Bethesda Metro Center, Suite 700, Bethesda, Maryland 20814
--------------------------------------------------------------------------------
           (Address of principal executive offices including zip code)

         Issuer's telephone number: 301-961-1992

         Securities registered under Section 12(b) of the Act:None Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES NO X

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the issuer's revenues for its most recent fiscal year: $0.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the NASDAQ System on October 23, 2000, was approximately $1.16 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

The number of shares of issuer's Common Stock outstanding as of October 23, 2000 was 19,477,429.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)
         YES           NO    X
            ----            ----

                                     PART I


ITEM 1.  BUSINESS

General

     Alpha 1 Biomedicals, Inc. (the "Company") was formed in 1982 and is a pharmaceutical research and development company focusing on the development of products to treat a variety of human diseases. In September 1998, the Company suspended its operations due to the insufficiency of funds. In August 1999, the Company resumed operations, on a limited basis, beginning with the appointment by its Board of Directors of the Company's Chairman and co-founder, Dr. Allan L. Goldstein, as the Company's new chief executive officer and the Board's appointment of four individuals, including Dr. Goldstein, to serve as financial and business consultants to the Company and to manage the Company's affairs on an interim basis. The consultants are responsible for general corporate activities, product development planning and the selection and management of the various external resources necessary to conduct pre-clinical and clinical studies. See "Item 12. Certain Relationships and Related Transactions--Consulting Agreement." Currently, the Company has no products that have received regulatory approval.

     The Company utilizes a virtual company strategy in order to effectively control costs. The Company will contract out research and development and manufacturing operations, as well as other functions critical to its mission. The Company believes this approach enhances its ability to allocate resources rapidly to different projects. The strategy consists of (i) identifying, evaluating and licensing pharmaceutical product opportunities that appear to have significant commercial potential; (ii) designing pre-clinical and/or clinical protocols to test such products; (iii) utilizing third party contract manufacturers to supply clinical grade material and third party contract research organizations to perform pre-clinical and/or clinical studies in accordance with its designed protocols; and (iv) pursuing sublicense arrangements with established pharmaceutical companies to support late stage clinical testing and ultimately marketing if regulatory approval is obtained.

     The Company's primary business focus for most of its history was the commercialization of Thymosin alpha 1 ("T[alpha]1"), a 28 amino acid peptide shown to regulate the immune system in animal models. T[alpha]1 is now approved for the treatment of hepatitis b and c and as an immune adjuvant in 20 countries outside the United States and is in registration for approval in several more. In 1998, the Company sold all rights and interests it had in T[alpha]1 to SciClone Pharmaceuticals, Inc. See "-- Previous Commercial Development - Thymosin Alpha 1" below. The Company's current primary business focus is the commercialization of Thymosin beta 4, a 43 amino acid peptide ("T(beta)4"). The Company is concentrating its efforts on the use of T(beta)4 for the treatment of injured tissue and non- healing wounds to enable more rapid repair and/or tissue regeneration.

Primary Commercial Development Focus - Thymosin Beta 4

     General. Originally isolated from the thymus, T(beta)4 is a chemically synthesized copy of a natural human peptide that circulates in the blood and plays a vital role in the regeneration, remodeling and healing of tissues. Although it is recognized that wound healing is a complex process, most companies working to develop new drugs in this area have focused primarily on adding different growth factors to stimulate healing and have, to date, failed to demonstrate dramatic improvements in the healing process. T(beta)4 represents a new type of compound being developed to speed the healing of injured tissues, accelerate the growth of blood vessels and reduce inflammation. Unlike compounds such as Platelet-Derived Growth Factor ("PDGF"), Keratinocyte Growth Factor ("KGF-2"), Epidermal Growth Factor ("EGF"), or basic Fibroblast Growth Factor ("bFGF"), T(beta)4 is not a growth factor and, unlike Interleukin-1 ("IL-1") or Tumor Necrosis Factor ("TNF-a"), T(beta)4 is not a cytokine. (Cytokines are proteins and peptides which act as immune regulators and modulate the functional activities of individual cells and tissues.) Rather, it regulates the actin molecule in most mammalian cells and as such plays a vital role in the healing of injured or damaged tissues. Actin comprises up to 10% of the protein of non-muscle cells and plays a central role in cell structure (formation of the cytoskeleton) and in the movement of cells throughout the body. Research studies from the National Institutes of Health ("NIH") published in 1995, 1997, and 1999 established that T(beta)4 stimulates the migration of human keratinocytes (skin cells) and the migration of human endothelial cells. Endothelial cells are the major cell types responsible for the formation of blood vessels and other tissues. These studies were the first to document the important role of T(beta)4 in wound healing.

     Product Development. The Company's first efforts to commercialize T(beta)4 focused on the development of T(beta)4 for the treatment of cystic fibrosis. The Company suspended this development work in February 1996 upon learning that it would potentially infringe upon a U.S. patent issued for certain therapeutic compounds which might be used for the treatment of cystic fibrosis. The Company attempted but was not able to negotiate a license to this patent. In March 1997, the Company provided limited funding under a research contract with Vanderbilt University to determine the effect of T(beta)4 in a sheep model of Adult Respiratory Distress Syndrome ("ARDS"), a syndrome associated with septic shock. In animal models of septic shock, T(beta)4 has been shown to reduce endotoxin-induced death, presumably by modulating pathologic mediators of inflammation and cell death. Additional pre-clinical research studies would be required to determine the value of T(beta)4 in the treatment of septic shock and syndromes associated with septic shock. The Company is considering additional studies for this use of T(beta)4 and holds two patents related to this application. See "--Proprietary Rights" below.

     The Company's main product development focus is its involvement with and support of studies using T(beta)4 for the treatment of non-healing wounds and similar medical problems. The Company entered into a Material Transfer - Cooperative Research and Development Agreement with the NIH during the second quarter of 1997. Under this agreement, the Company provided an NIH investigator with T(beta)4 purchased from a third party vendor for testing in animal models in a wound healing study. In exchange, the Company received an option to elect an exclusive or non-exclusive commercialization license from the NIH for any patent rights that might result from the research study that relate to the use of T(beta)4 as a tissue growth and repair factor. The agreement provides that the Company must exercise this option within three months after the NIH notifies the Company that a patent or other intellectual property application has been filed. A provisional patent application was filed by NIH in July 1998, with a Patent Cooperation Treaty (PCT) application filed in July 1999, pertaining to the work performed on T(beta)4. Due to the suspension of operations by the Company in 1998, the Company did not exercise its rights to license T(beta)4 from the NIH following notification of the patent application filing. Dr. Goldstein, however, was named as a co-inventor on the patent application filed by the NIH, and since he assigned these rights for nominal consideration to the Company in May 2000, the Company retains a shared right to develop T(beta)4 for wound healing based on the patent application filed by the NIH, when and if a patent is issued. The Company is presently negotiating with the NIH to secure the NIH's rights under the patent application in order to effectively secure an exclusive proprietary position with respect to T(beta)4 for wound healing, should the patent be issued. No assurance can be given as to whether or when a patent will be issued, or as to any conditions that might be attached to the patent. In addition, no assurance can be given that the Company will be able to successfully negotiate from the NIH an exclusive right to the patent issued, if issued, under conditions acceptable to the Company.

     To date, the NIH has performed pre-clinical animal studies using T(beta)4, supplied by the Company, which have indicated that T(beta)4 is effective in healing injured tissue and improving wound healing and chemical burns in steroid-treated rodents and other mammals. Before clinical trials may begin the Company must file with the U.S. Food and Drug Administration (the "FDA") an Investigational New Drug Application ("IND"), and the IND must be approved by the FDA. Product development activities generally required to support the filing of an IND include (i) manufacturing of pre-clinical supplies; (ii) pharmacology studies; (iii) toxicology studies; (iv) manufacture of clinical supplies; and
(v) development of a biochemicalassay and immunoassay for T(beta)4. In June 2000, the Company and the NIH met with the FDA to discuss the proposed IND application which, if approved, would allow Phase I clinical trials on the use of T(beta)4 as a wound-healing treatment to begin. The Company has received correspondence from the FDA which specifies the remaining pre- clinical work the Company must undertake in order to have the IND approved. For additional information regarding the regulatory approval process for the Company's products, see "-- Government Regulation." The Company is currently evaluating the cost of completing the pre- clinical work necessary for approval of the IND and Phase I clinical trials and may need to enter into a collaborative relationship with a larger partner or raise additional funds to conduct these trials. See "Forward-Looking Statements -- Uncertainties Related to Limited Capital Resources" and "-- Dependence on Collaborative Relationships" contained in Exhibit 99.1 to this Report.

     Other areas the Company may explore with T(beta)4 are the healing of eye injuries, including chemical burns and inflammatory processes, post surgical healing, and wound healing in patients undergoing steroidal therapy. The Company also is reconsidering the possible applications of T(beta)4 for the treatment of septic shock and cystic fibrosis. All of the Company's efforts to develop additional applications would likely require substantial additional capital or a strategic alliance or other partnership arrangement with a firm providing the capital and/or necessary expertise.

     The Company has placed development of T(beta)4 for wound healing as its highest product development priority. For additional information regarding the Company's efforts to commercialize T(beta)4, see "--Proprietary Rights."

Previous Commercial Development - Thymosin Alpha 1

     The Company's first commercial development project was focused onT[alpha]1, a 28 amino acid peptide shown to regulate the immune system in animal models. T[alpha]1 is now approved for the treatment of hepatitis b and c and as an immune adjuvant in 20 countries outside the United States and is in registration for approval in several more. The commercial development of this product was licensed to SciClone Pharmaceuticals, Inc. ("SciClone") in November 1994.

     Under the license agreement with SciClone, the Company was entitled to receive certain royalties on SciClone's net sales revenue from licensed products that ranged from 3% to 7% depending on SciClone's rights in the country in which the sales occurred. The Company's right to receive royalties was to continue at least until September 30, 2002. If, at the end of this eight-year period, the Company had not realized royalty payments in the amount of $35 million, then SciClone's royalty obligations were to continue until the earlier of (i) the payment to the Company of royalties aggregating $35 million or (ii) September 30, 2009.

     In 1996, the Company entered into a second agreement with SciClone whereby the Company received a non-refundable payment of royalties in the amount of $500,000, which was included in revenues in 1996. In exchange, the Company agreed that after royalty payments totaling $1.75 million were made, the Company would forgo future royalties, if and when earned, in an amount equal to $2.5 million.

     In August 1997, the Company entered into a third agreement with SciClone whereby the Company received $70,000 as a non-refundable royalty payment in exchange for the Company's agreement to forgo an additional $700,000 in future royalties. This payment was included in revenues in 1997.

     In December 1997, the Company entered into an agreement with SciClone whereby the Company's rights to receive royalty payments from the future sale by SciClone and its licensees of T[alpha]1 would be sold to SciClone in exchange for $130,000 in cash and 444,115 shares of SciClone common stock, plus an additional 155,885 shares if the market value of SciClone common stock was below $4.053 per share during prescribed trading periods following the closing of the transaction.

     To assist the Company in funding its operations pending the closing of the transaction, SciClone agreed in 1998 to advance the Company up to $350,000, to be repaid in several installments following the closing of the transaction. These advances were secured by shares of SciClone common stock having a market value equal to the principal amount of the loans.

     The royalty sale transaction was approved by the Company's stockholders on July 15, 1998 and completed on July 28, 1998. In 1998 and 1999, because the market value of the SciClone common stock was below $4.053 per share during the prescribed post-closing trading periods, the Company received an additional 155,885 shares of SciClone common stock. As of December 31, 1999, the Company owed SciClone approximately $301,722 on the outstanding advances and was in default in its obligations to repay these amounts. On January 25, 2000, the Company and SciClone entered into an Omnibus and Mutual Release of Claims Agreement under which SciClone agreed to cancel all amounts payable by the Company upon the Company's payment to SciClone a sum of $162,500. This amount was paid by the Company to SciClone in February 2000. SciClone further agreed to return to the Company the 69,085 shares of stock of SciClone common stock which were being held by SciClone as collateral for the loans. Each company agreed to release the other from any and all claims whatsoever which they may have relating to or arising under the agreement, the loans and the shares of SciClone common stock. As of October 23, 2000, the Company held 62,673 shares of SciClone common stock. The closing price per share of the SciClone common stock on that date, as reported by The Nasdaq Stock Market, was $8.563. The price of the SciClone common stock is subject to fluctuation and may increase or decrease in any amount and at any time.

As discussed below under "Item 6. Management's Discussion and Analysis or Plan of Operation-- Liquidity and Capital Resources," the Company plans to sell its remaining SciClone shares as needed to fund operations.

Manufacturing

     In anticipation of Phase I clinical trials, the Company has contracted with a manufacturer to produce T(beta)4 for this study, and future studies, of T(beta)4. The Company has pre-paid $50,000 of the $100,000 cost of an initial quantity of the material and, under the agreement with the manufacturer, the remaining $50,000 will become due 30 days after the Company's obtainment of exclusive rights under the patent application filed by the NIH; however, if the Company has not negotiated such exclusive rights by March 17, 2002, the remaining amount will become due at that time. See "Item 6. Management's Discussion and Analysis or Plan of Operation." For the Phase I clinical trials, it is expected that the T(beta)4 supplied by the Company will be given to another manufacturer to produce a topical gel or other material that will be administered to test subjects. Two manufacturers have been identified to formulate and test this material. No agreements with these manufacturers have been entered into, however, and no assurance can be given that such agreements will be negotiated on terms favorable to the Company, or at all. Contractors will be selected on the basis of their supply capability, ability to produce a drug substance in accordance with current Good Manufacturing Practice requirements of the FDA and to meet Company-established specifications. The Company does not know at this time what the cost of manufacturing this material will be, or whether it will have sufficient funds to cover this cost.

Competition

     The Company is engaged in a business that is highly competitive. Research and development activities for the development of drugs to treat patients with cystic fibrosis, septic shock and non- healing wounds are being sponsored or conducted by private and public institutions and by major pharmaceutical companies located in the United States and a number of foreign countries. Most of these companies and institutions have financial and human resources that are substantially greater than those of the Company, and that have extensive experience in conducting research and development activities and clinical testing and in obtaining the regulatory approvals necessary to market pharmaceutical products. With respect to wound-healing, Johnson & Johnson has recently begun marketing of Regranex(TM) for this purpose. Another company, Human Genome Sciences, Inc., announced on October 17, 2000 that SmithKline Beecham Corporation had exercised rights to jointly develop with Human Genome Sciences a wound healing drug based on gene therapy.

Government Regulation

     Regulation by governmental authorities in the United States and foreign countries will be a significant factor in the manufacturing and marketing of the Company's products and in its ongoing research and product development activities. Any product developed by the Company will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal statutes and regulations require the expenditure of substantial resources. Any failure by the Company to obtain regulatory approvals, or any delay in obtaining such approvals, could adversely affect the marketing of products being developed by the Company, its ability to receive product or royalty revenues and its liquidity and capital resources.

     Pre-clinical testing in the laboratory must be conducted to evaluate the potential efficacy and the safety of an investigational drug. The results of these studies are submitted to the FDA as part of an IND, which must be reviewed and approved before clinical testing can begin. Typically, clinical evaluation involves a three stage process. In Phase I, trials are conducted with a small number of subjects to determine the safety profile, the pattern of drug distribution and metabolism. In Phase II, trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and other regulatory authorities.

     The results of the pre-clinical and clinical testing with detailed information on manufacturing are submitted to the FDA in the form of a New Drug Application ("NDA") or a Product License Application ("PLA") accompanied by an Establishment License Application ("ELA") for approval to commence commercial sales. In responding to an NDA, PLA or ELA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. Therefore, even if the Company completes Phase III clinical trials for certain of its products, there can be no assurance that the FDA will grant marketing approvals, or if granted, that they will be granted on a timely basis. If the FDA does approve a product, it may require, among other things, post-marketing testing, including potentially expensive Phase IV studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may be difficult and expensive to administer. Product approvals may be withdrawn if compliance with regulatory requirements are not maintained or if problems occur after the product reaches the market.

     Under the Orphan Drug Act, the FDA may designate a product or products as having Orphan Drug status to treat "a rare disease or condition" which is a disease or condition that affects populations of less than 200,000 individuals in the United States, or, if victims of a disease number more than 200,000, the sponsor establishes that it does not realistically anticipate its product sales will be sufficient to recover its costs. If a product is designated as an Orphan Drug, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. One such incentive is market exclusivity. The sponsor that obtains the first marketing for a designated Orphan Drug for a given indication is eligible to receive marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug and for different indications. However, only the sponsor of the first approved NDA (or PLA) for a given drug for its use in treating a given rare disease may receive marketing exclusivity for such use. Even if a sponsor of a product for an indication for use with an Orphan Drug designation is the first to obtain FDA approval of an NDA (or PLA) for that designation and obtains marketing exclusivity, another sponsor's application for the same drug product may be approved by the FDA during the period of exclusivity if the FDA concludes that it is clinically superior. It is not known whether any indications for which T(beta)4 might be developed would qualify for Orphan Drug status.

Proprietary Rights

     Under a research agreement with The George Washington University ("GWU"), the Company funded T(beta)4 research at GWU and was granted a sole and exclusive world-wide license to any patents that resulted from such research. While the Company no longer funds research under this agreement, the Company remains obligated under the research agreement to pay GWU a royalty of 4% of the net sales, if any, of specified products covered by patents issued in connection with the agreement. Pursuant to the research agreement, the Company has exclusive rights to patent applications filed in the United States and in Europe disclosing the use of T(beta)4 for the treatment of septic shock and associated syndromes, including ARDS. Two U.S. patents have issued. The first patent, No. 5,578,570, entitled "Method of Treating Septic Shock Using T(beta)4," issued on November 26, 1996 and the second patent, No. 5,593,964, entitled "Method of Treating Septic Shock By Preventing Actin Polymerization," issued on January 14, 1997. No sales have occurred and as a result, no royalty payments have yet been incurred or paid to GWU pursuant to the research agreement.

     As discussed above under "--Primary Commercial Development Focus - Thymosin Beta 4 Product Development," the Company has non-exclusive rights under a patent application filed by the NIH for the use of T(beta)4 in the treatment of non-healing wounds, and is presently negotiating with the NIH to secure the NIH's rights under the proposed patent in order to create an exclusive proprietary position with respect to T(beta)4 for wound healing, should the patent be issued. There can be no assurance that this, or any other future patent application under which the Company has rights, will result in the issuance of a patent or that any patent issued will not be subject to challenge. In the case of a claim of patent infringement by or against the Company, there can be no assurance that the Company will be able to afford the expense of any litigation that may be necessary to enforce its proprietary rights.

Employees

     The  Company  utilizes  a  product   development   strategy  that  involves
contracting out research, development and manufacturing functions to third parties partially in order to minimize the expense and overhead associated with the maintenance of permanent employees and laboratory and manufacturing facilities. Consistent with this strategy, the Company currently utilizes several consultants, along with various other professional advisors, to advise its Chief Executive Officer and Board of Directors on all company matters. See "Item 12. Certain Relationships and Related Transactions -- Consulting Agreement." As of December 31, 1999, the Company had no employees.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located in Bethesda, Maryland where it leases office space in an executive office suite. The Company entered into the lease agreement for this property in August 1999. The lease agreement provides for a three-month term, and for an unlimited number of extensions of three months per extension. In addition, the Company has an operating lease for production facility space in Sunnyvale, California. The term of this lease expires in January 2002. In March 1995, the Company assigned its interest in the lease to a third party for the remaining term of the lease. The Company remains liable under the original lease agreement to pay rent and other amounts owed by the assignee if the assignee defaults in payment of these amounts to the landlord. For additional information, see Note 11 of the Notes to Consolidated Financial Statements contained in Item 7 of this Report and "Forward-Looking Statements-- Obligations Under Prior Laboratory Lease Agreement" contained in
Exhibit 99.1 to this Report.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to stockholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

     The Company's common stock is traded on the over-the-counter market in the "pink sheets." The Company also has outstanding several classes of warrants to purchase Company common stock for which there is no public market.

     The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by Profit Information Services, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                                              High             Low
                                         ---------------------------------------
For the year ended December 31, 1999:
        First Quarter                         $.17            $.01
        Second Quarter                        $.125           $.03
        Third Quarter                         $.05            $.01
        Fourth Quarter                        $.02            $.01

For the year ended December 31, 1998:
        First Quarter                         $.0625          $.04
        Second Quarter                        $.07            $.04
        Third Quarter                         $.0625          $.01
        Fourth Quarter                        $.01            $.01

For the year ended December 31, 1997:
        First Quarter                         $.12            $.08
        Second Quarter                        $.13            $.03
        Third Quarter                         $.125           $.08
        Fourth Quarter                        $.08            $.0625


     As of October 23, 2000, there were approximately 1,120 holders of record of the Company's common stock.

     The Company did not pay a cash dividend on its common stock during the past three fiscal years and does not anticipate that any cash dividends will be paid on the common stock in the foreseeable future due to the Company's limited funds for operations.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN  OF
                  OPERATION

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO OF THE COMPANY CONTAINED IN ITEM 7 OF THIS REPORT. THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE CERTAIN RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND EVENTS MAY DIFFER SIGNIFICANTLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. SEE
EXHIBIT 99.1, ATTACHED HERETO.

Financial Condition

     The Company's total assets at December 31, 1999 were $932,363, compared with $449,767 at December 31, 1998. This increase in total assets was primarily due to increases in the Company's balances of cash and cash equivalents and investments.

     Cash and cash equivalents increased to $43,387 at December 31, 1999 from $2,698 at December 31, 1998, primarily as a result of sales by the Company of shares of SciClone common stock it received in its royalty sale transaction with SciClone. Investments rose to $886,122 at December 31, 1999 from $444,872 at December 31, 1998. This change resulted from an increase in the market value of SciClone shares held by the Company.

     Accounts payable decreased to $273,385 at December 31, 1999 from $367,768 at December 31, 1998, and accrued expenses fell to $58,861 at December 31, 1999 from $94,763 at December 31, 1998. These decreases resulted from payment of amounts owed and the Company's not incurring additional expenses while operations were suspended from September 1998 to August 1999. The Company's obligations under letter agreements with certain of its vendors were reduced to $693,394 at December 31, 1999 from $875,106 at December 31, 1998 as a result of repayment of amounts owed. As noted below under "--Liquidity and Capital Resources," subsequent to December 31, 1999, the Company's obligations to certain of its vendors were settled for payments in the aggregate of $168,164. Notes payable decreased to $301,722 at December 31, 1999 from $392,046 at December 31, 1998. This reduction stemmed from the repayment during 1999 of notes payable to two of the Company's creditors, including accrued interest.

     Stockholders' deficit decreased to $394,999 at December 31, 1999 from $1,279,916 at December 31, 1998. This amount was reduced primarily because of an increase in accumulated and other comprehensive income (loss) to $483,326 from ($962,823), offset by the net loss for 1999 of $711,232.

Comparison of Results of Operations for Years Ended December 31, 1999 and 1998

     Net Income (Loss). The Company had a net loss of $711,232, or $0.06 per basic and diluted share, for the year ended December 31, 1999, compared with net income of $1,761,568, or $0.15 per basic and diluted share, for the year ended December 31, 1998. The loss for 1999 stemmed primarily from a $2,202,703 reduction in other income, including a reduction in gain on sale of royalty rights and an increase in realized losses on sales of investments, explained below. Net income in 1998 included a $657,756 extraordinary gain resulting from the negotiation of reductions in amounts owed to certain vendors, explained below. Excluding this extraordinary gain, the Company would have earned net income of $1,103,812, or $0.09 per basic and diluted share, for the year ended December 31, 1998.

     Operating Loss. The Company had an operating loss of $202,166 for the year ended December 31, 1999 compared to an operating loss of $589,825 for the year ended December 31, 1998. This reduction in operating loss resulted from a reduction in operating expenses for 1999, discussed below. Revenues for the year ended December 31, 1999 were zero, compared to $3,265 for the year ended December 31, 1998. Revenues in 1998 consisted of consulting income. As noted below, under "--Liquidity and Capital Resources," the Company does not anticipate it will generate revenues in the foreseeable future.

     Operating expenses in 1999 totaled $202,166, compared to $593,090 in 1998. This decrease was attributable primarily to the Company's suspension of operations in September 1998, which continued until the resumption of operations in August 1999. Operating expenses are comprised of research and development expenses, which were $1,276 for 1999 and $41,339 for 1998, and general and administrative expenses, which were $200,890 for 1999 and $551,751 for 1998.
Research and  development  expenses  decreased,  as no research and  development activities were conducted while operations were suspended. General and administrative expenses decreased primarily because the Company terminated all employees, sublet its leased office space and engaged in no operating activities upon suspension of its operations.

     The Company expects that its operating expenses for the year ending December 31, 2000 will increase substantially as compared to operating expenses for 1999, as 2000 will represent a full year of operations compared with approximately four months of operations during 1999. The Company also expects that its operating losses will increase in 2000, since as with 1999, the Company does not anticipate it will generate any revenues in 2000.

     Other Income (Expense) and Extraordinary Item. Gains on the sale of royalty rights for 1999 and 1998 were $89,589 and $2,068,637, respectively, representing the market value of shares of SciClone common stock received by the Company in 1999 and 1998 pursuant to its royalty sale agreement with SciClone. The amount for 1998 also includes a $130,000 cash payment the Company received from SciClone under the agreement. Realized losses on sales of investments for 1999 and 1998 were $582,059 and $365,064, respectively, representing losses from the sale of SciClone shares received in the royalty sale transaction.

     Interest income for 1999 and 1998 was $18 and $4,882, respectively. Interest expense for 1999 and 1998 was $15,925 and $14,521, respectively, representing amounts owed to certain of the Company's lenders. As explained below, under "--Liquidity and Capital Resources," four of the Company's vendors agreed in 1998 to reduce the aggregate amount owed them from $1,559,756 to $902,000. This $657,756 reduction was recognized in 1998 as an extraordinary gain.

     Income Taxes. At December 31, 1999, the Company had net operating loss and research and development tax credit carryforwards of approximately $38.3 million and $600,000, respectively, for income tax purposes which expire in various years through 2014. Certain substantial changes in the Company's ownership would result in an annual limitation on the amount of the net operating loss carryforwards which can be utilized.

     The Company has provided a full valuation allowance for deferred tax assets since realization of these future benefits cannot be reasonably assured as a result of recurring operating losses. For years in which the Company is profitable, these deferred tax assets are available to offset income tax liabilities and expense, subject to certain limitations.

Comparison of Results of Operations for Years Ended December 31, 1998 and 1997

     Net Income (Loss). The Company earned net income of $1,761,568, or $0.15 per basic and diluted share, for the year ended December 31, 1998 compared with a net loss of $795,430, or $0.07 per basic and diluted share, for the year ended December 31, 1997. Net income for 1998 stemmed primarily from a $1,834,090 increase in other income, including a realization of gain on sale of royalty rights offset by a realization of losses on sales of investments, explained below. Net income for 1998 also included a $657,756 extraordinary gain resulting from the negotiation of reductions in amounts owed to certain vendors, explained below. Excluding this extraordinary gain, the Company would have earned net income of $1,103,812, or $0.09 per basic and diluted share, for the year ended December 31, 1998.

     Operating Loss. The Company had an operating loss of $589,825 for the year ended December 31, 1998 compared to an operating loss of $654,977 for the year ended December 31, 1997. This reduction in operating loss resulted from a reduction in operating expenses for 1998, discussed below, offset by a reduction in revenues for 1998. Revenues for the year ended December 31, 1998 were $3,265, compared to $215,034 for the year ended December 31, 1997. Revenues in 1998 consisted of consulting income. Revenues in 1997 consisted of consisted of (i) royalty payments totaling $69,104 from SciClone; (ii) a $70,000 non-refundable advanced royalty payment from SciClone in exchange for the Company's agreement to forego $700,000 in possible future royalty payments; and (iii) payments totaling $75,930 primarily for consulting services.

     Operating expenses in 1998 totaled $593,090, compared to $870,011 in 1997. This decrease was largely attributable to the Company's suspension of operations in September 1998, which continued until the resumption of operations in August 1999. Operating expenses are comprised of research and development expenses, which were $41,339 for 1998 and $85,695 for 1997, and general and administrative expenses, which were $551,751 for 1998 and $784,316 for 1997. Research and development expenses decreased because no research and development activities were conducted while operations were suspended. General and administrative expenses decreased primarily because the Company terminated all employees, sublet its leased office space and engaged in no operating activities upon suspension of its operations.

     Other Income (Expense) and Extraordinary Item. In 1998, the Company realized a gain on the sale of royalty rights of $2,068,637, representing the market value of shares of SciClone common stock received by the Company in 1998 pursuant to its royalty sale agreement with SciClone and a $130,000 cash payment to the Company by SciClone under the agreement. This gain was offset by realized losses on sales of investments in 1998 of $365,064, representing losses from the sale of

SciClone shares received in the royalty sale transaction. The Company had no sales of investments in 1997.

     Interest income for 1998 and 1997 was $4,882 and $911, respectively. Interest expense for 1998 and 1997 was $14,521 and $141,364, respectively, representing amounts owned to certain of the Company's vendors and lenders. Interest expense decreased from 1997 to 1998 because of the repayment and elimination of certain of the Company's indebtedness in 1998. As explained below, under "--Liquidity and Capital Resources," four of the Company's vendors agreed in 1998 to reduce the aggregate amount owed them from $1,559,756 to $902,000. This $657,756 reduction was recognized in 1998 as an extraordinary gain.

     Income Taxes. At December 31, 1998, the Company had net operating loss and research and development tax credit carryforwards of approximately $38.9 million and $600,000 respectively, for income tax purposes which expire in various years through 2013. Certain substantial changes in the Company's ownership would result in an annual limitation on the amount of the net operating loss carryforwards which can be utilized.

     The Company has provided a full valuation allowance for deferred tax assets since realization of these future benefits cannot be reasonably assured as a result of recurring operating losses. For years in which the Company is profitable, these deferred tax assets are available to offset future income tax liabilities and expense, subject to certain limitations.

Liquidity and Capital Resources

     Since its inception in 1982, the Company's activities have consisted of conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of products for research, testing and clinical trials. The Company's accumulated deficit of $37,005,591 through December 31, 1999 has been funded primarily by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by the Company, limited product sales and royalties, and the sale of royalty rights.

     The Company continues its development program for T(beta)4, and has no products that have received regulatory approval. The Company has not generated significant revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. During 1997, revenues consisted of consulting services of $75,930 and royalty income of $139,104. During 1998, revenues consisted of consulting services of $3,265. These revenue sources are substantially below the level required to cover fully the Company's expenses or to provide adequate cash flow. During 1999, the Company earned no revenues. The Company will require substantial funding in order to complete its research and development activities and to manufacture and market any products which the Company intends to develop.

     Aside from its existing balance of cash, the only significant readily available source of funds the Company currently has is its ability to sell the shares of SciClone common stock that it owns. The Company also expects to receive approximately $2,000 per month for at least the next two years from the repayment to the Company of loans outstanding to certain parties, discussed below under

"Item 12. Certain Relationships and Related Transactions." Throughout 1998 and 1999, the Company sold shares of SciClone common stock to fund operations and pay outstanding liabilities. Under the acquisition agreement with SciClone, sales were restricted to a maximum of 50,000 shares monthly; this restriction lapsed in 1999. During 1998, a total of 131,000 shares were sold, resulting in cash proceeds of $165,878 and a realized loss on the sales of $365,064. During 1999, prior to the retention of the Company's current management consultants, a total of 324,327 shares were sold, resulting in cash proceeds of $512,429 and a realized loss on the sales of $582,059. The Company currently has 62,673 shares of SciClone common stock remaining, with a current market value, based on the closing price on October 23, 2000, of $8.563 per share.

     In March 1997, the Company concluded a private placement of five units consisting of common stock and Class D warrants for which the Company received gross proceeds of $250,000. Each unit consists of 500,000 shares of common stock and 165,000 Class D warrants each having an exercise price of $0.10 per warrant and a term of ten years. The proceeds of the offering were used in part to conduct pre-clinical animal studies at Vanderbilt University using T(beta)4 and to fund operations. For additional information regarding the Class D and other outstanding warrants to purchase the Company's common stock, see Note 8 to the Notes to Financial Statements contained in Part 7 of this Report.

     In July 1997, the Company received an unsecured $50,000 loan from an individual to provide additional operating capital. The terms of the loan agreement provided for repayment of principal and interest within six months with interest at the rate of 8% per annum. Additionally, the noteholder received a five-year warrant to purchase 100,000 shares of the Company's common stock at $0.13 per share, the fair market value of the Company's common stock on the date of the grant. During January 1998, the loan term was extended to provide for payments to be made in five consecutive equal monthly installments, beginning January 1998. In consideration of the extended payment term, the noteholder received an additional warrant to purchase 41,666 shares of Company common stock an exercise price of $0.13 per share. The Company repaid the loan in full in 1998.

     In October 1997, the Company received an unsecured loan of $60,000, bearing interest at a rate of 8% per annum, from ViroPro Pharmaceuticals, Inc. ("ViroPro"). As of December 31, 1998, outstanding principal of $45,100 was due and accrued interest had been fully paid. The note was paid in full during 1999, including accrued interest. ViroPro and the Company had discussions in 1997 regarding the possibility of a business combination. There have been no discussions since that time.

     In 1998, in connection with its T[alpha]1 royalty sale agreement with SciClone, the Company was loaned approximately $350,000 by SciClone, to be repaid in several installments following the closing of the transaction. These advances were secured by shares of SciClone common stock having a market value equal to the principal amount of the loans and were intended to assist the Company in funding its operations pending the closing of the transaction. As noted under "Item 1. Description of Business--Previous Commercial Development-Thymosin Alpha 1," the Company defaulted in its obligation to repay these loans, and paid SciClone $162,500 in settlement of all amounts owed in February 2000.

     As a result of the termination of research and development activities during 1996, the Company canceled agreements with certain vendors. The Company was able to cancel approximately $1,200,000 of work on outstanding orders of approximately $2,700,000. The Company entered into separate letter agreements with four vendors, to which the Company's obligations in the aggregate totaled $1,323,000, to defer payment in exchange for a commitment to pay the vendors a percentage of the royalties received by the Company under its license agreement with SciClone. Following execution of its royalty sale agreement with SciClone, the Company in January and February 1998 entered into amended agreements with the four vendors, subject to the completion of the royalty sale transaction with SciClone, which would accelerate payments owed to the vendors. In consideration for the acceleration of payments, the vendors agreed to reduce the Company's aggregate obligation, including accrued interest, from $1,559,756 to $902,000, which the Company agreed to pay from the proceeds of the sale of the shares of SciClone common stock received in connection with the royalty sale transaction. As a result of the decrease in value of the SciClone common stock and the Company's suspension of operations during 1998 and 1999, the Company was unable to maintain the repayment schedule set forth in the amended agreements with the four vendors.

     Subsequent to December 31, 1999, the Company entered into settlement agreements with several of its creditors, including two of the four vendors referred to above. Pursuant to the settlement agreements, liability balances totaling $759,176 at December 31, 1999 were settled for payments in the aggregate of $168,164. In connection with the settlement agreement with one creditor, the Company's supplier of T(beta)4 for wound-healing studies to which the Company was indebted approximately $543,000 plus interest, the Company paid a deposit of $50,000 for a commitment to purchase $100,000 of T(beta)4. The Company must pay the balance of the purchase price within 30 days after it is granted an exclusive license from the NIH to its rights under the patent application filed in connection with the wound-healing study. See "Item 1. Business-- Manufacturing." The Company also paid this creditor $125,000 as repayment and settlement in full of the $543,000 amount owed.

     Currently, there are three other outstanding obligations to vendors which are under dispute. Amounts owed to these vendors totaled approximately $147,000 at December 31, 1999 and no payments have been made to such vendors since that date.

     Cash balances at December 31, 1998 and 1999 were $2,698 and $43,387, respectively. Investment balances at December 31, 1998 and 1999 were $444,872 and $886,122, respectively, and consisted solely of shares of SciClone common stock. Although no assurance can be given, the Company believes that its cash balances, together with its other readily available sources of funds, will be sufficient to sustain current operations through December 31, 2001. If substantial additional funding is not obtained by that point, or if the value of its SciClone shares declines significantly, the Company will likely be forced to again suspend or discontinue operations.

     The effect of inflation and changing prices on the continuing operations of the Company is not expected to be significant.

ITEM 7.           FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Alpha 1 Biomedicals, Inc.


We have audited the accompanying balances sheets of Alpha 1 Biomedicals, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Alpha 1 Biomedicals, Inc. for the year ended December 31, 1997 were audited by other auditors whose report, dated March 6, 1998, expressed an opinion with an emphasis paragraph concerning the Company's ability to continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha 1 Biomedicals, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Reznick Fedder & Silverman

Bethesda, Maryland
June 2, 2000

                            ALPHA 1 BIOMEDICALS, INC.
                                 BALANCE SHEETS
                           December 31, 1999 and 1998

                                                                          1999               1998
                                                                     --------------------------------------------

                                     ASSETS
Current assets
   Cash and cash equivalents                                           $    43,387         $     2,698
   Investments                                                             886,122             444,872
                                                                       -----------        ------------
      Total current assets                                                 929,509             447,570

Due from related party, net of allowance                                       965               2,197

Fixed assets, net of accumulated depreciation                                1,889                  -
                                                                      ------------         -----------

      Total assets                                                     $   932,363        $    449,767
                                                                       ===========        ============



                                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable                                                    $   273,385        $    367,768
   Accrued expenses                                                         58,861              94,763
   Letter agreements with vendors                                          693,394             875,106
   Notes payable                                                           301,722             392,046
                                                                       -----------        ------------

      Total current liabilities                                          1,327,362           1,729,683
                                                                        ----------        ------------

Commitments                                                                      -                   -

Stockholders' deficit
   Preferred stock, $.001 par value per share,
     1,000,000 shares authorized; no shares
     issued and outstanding                                                      -                   -
   Common stock, par value $.001 per share,
     20,000,000 shares authorized; 11,977,429
     issued and outstanding                                                 11,977              11,977
   Additional paid-in capital                                           36,115,289          35,965,289
   Accumulated deficit                                                 (37,005,591)        (36,294,359)
   Accumulated other comprehensive income (loss)                           483,326            (962,823)
                                                                      ------------       -------------

      Total stockholders' deficit                                         (394,999)         (1,279,916)
                                                                      ------------       -------------

      Total liabilities and stockholders' deficit                     $    932,363       $     449,767
                                                                      =============      =============





    The accompanying notes are an integral part of these financial statements

                            ALPHA 1 BIOMEDICALS, INC.

                            STATEMENTS OF OPERATIONS
                  Years ended December 31, 1999, 1998 and 1997



                                                                1999            1998           1997
                                                          -------------------------------------------
REVENUES
   Consulting                                             $          -  $       3,265  $       75,930
   Royalties                                                         -              -         139,104
                                                           -----------   ------------  --------------
      Total revenue                                                  -          3,265         215,034
                                                          ------------   ------------  --------------

EXPENSES
   Research and development                                      1,276         41,339          85,695
   General and administrative                                  200,890        551,751         784,316
                                                           -----------   ------------  --------------
      Total operating expenses                                 202,166        593,090         870,011
                                                          ------------   ------------  --------------

      Total operating loss                                   (202,166)      (589,825)       (654,977)
                                                         ------------    -----------   -------------

Other income (expense)
   Interest income                                                  18          4,882            911
   Gain on sale of royalty rights                               89,589      2,068,637              -
   Realized loss on sale of investments                       (582,059)      (365,064)             -
   Interest expense                                            (15,925)       (14,521)      (141,364)
   Other expense                                                  (689)          (297)             -
                                                         -------------   ------------  --------------

      Total other income (expense)                           (509,066)      1,693,637       (140,453)
                                                          -----------    ------------  -------------

Income (loss) before extraordinary item                      (711,232)      1,103,812       (795,430)

Extraordinary item - settlement of vendor payables                  -         657,756              -
                                                            ---------    ------------  --------------
      Net income (loss)                                     $(711,232)   $  1,761,568  $    (795,430)
                                                            =========    ============  =============

Basic and diluted income (loss) per common
   share before extraordinary item                          $   (0.06)   $       0.09   $      (0.07)
                                                            ---------    ------------   ------------


Extraordinary item - settlement of vendor payables          $       -    $        0.06   $         -
                                                            ---------    -------------   -----------

Basic and diluted income (loss) per common share            $   (0.06)   $        0.15   $    (0.07)
                                                            =========    =============   ==========



    The accompanying notes are an integral part of these financial statements

                            ALPHA 1 BIOMEDICALS, INC.
                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1999, 1998 and 1997


                                                                   1999           1998           1997
                                                             ------------------------------ ---------------
Cash flows from operating activities:
           Net income (loss)                                   $    (711,232)    $1,761,568  $    (795,430)
Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Settlement of vendor payables                                          -       (657,756)             -
    Gain on sale of royalty rights                                   (89,589)    (1,938,637)             -
    Realized loss on sale of investments                             582,059        365,064              -
    Stock option compensation expense                                150,000              -              -
    Depreciation                                                         305          1,304          5,040
    Allowance for related party receivable                                 -              -         69,674
    Changes in operating assets and liabilities:
        Decrease in prepaid insurance                                      -         46,988         14,060
        Decrease in other current assets                                   -              -          3,677
        Decrease in due from related party                             1,232              -            772
        Decrease in other assets                                           -              -         15,831
        (Increase) decrease in accounts payable                     (276,095)        64,658         78,612
        (Increase) decrease in accrued expenses                      (35,902)       (44,784)         50,408
        Increase (decrease) in deferred revenue                            -        (65,000)         65,000
                                                               -------------     ----------  --------------
           Net cash used in operating activities                    (379,222)       466,595)       (492,356)
                                                               -------------     ----------  --------------

Cash flows from investing activities:
    Purchase of fixed assets                                          (2,194)             -               -
    Cash received on sale of investments                             512,429        165,878               -
                                                                 -----------  -------------  --------------
           Net cash provided by investing activities                 510,235        165,878               -
                                                                 -----------  -------------  --------------

Cash flows from financing activities:
    Proceeds from issuance of common stock and warrants                    -              -         250,000
    Proceeds from notes payable                                            -        350,000         110,000
    Principal payments of notes payable                              (90,324)       (67,954)              -
                                                                ------------  -------------  --------------
           Net cash provided by (used in) financing activities       (90,324)       282,046         360,000
                                                                ------------  -------------  --------------

           Net increase (decrease) in cash and cash equivalents       40,689        (18,671)       (132,356)

Cash and cash equivalents at beginning of period                       2,698         21,369         153,725
                                                                ------------  -------------  --------------

Cash and cash equivalents at end of period                      $     43,387  $       2,698  $       21,369
                                                                ============  =============  ==============

Supplemental disclosures of cash transactions:
    Cash paid for interest                                     $         400  $       6,440  $            -
                                                               =============  =============  ==============

Supplemental disclosure of significant noncash investing
 and financing
    activities:
    Unrealized gain (loss) on sale of investments              $  1,446,149   $    (962,823) $            -
                                                               ============   =============  ==============



    The accompanying notes are an integral part of these financial statements

                            ALPHA 1 BIOMEDICALS, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                  Years Ended December 31, 1999, 1998 and 1997


                                                                                               Accumulated
                                                              Additional                          Other                   Total
                                        Common Stock           Paid-in        Accumulated     Comprehensive           Stockholders'
                                     ------------------        Capital          Deficit       income (loss)              Deficit
                                     Shares       Amount
                                     ----------------------------------------------------------------------------------------------
Balance at December 31, 1996          9,102,429    $ 9,102     $35,613,164      $(37,260,497) $              -          $(1,638,231)

Issuance of Common Stock              2,875,000      2,875         352,125                 -                 -              355,000

Net Loss                                      -          -               -          (795,430)                -             (795,430)
                                     ----------    -------     -----------      ------------     -------------          -----------
Balance at December 31, 1997         11,977,429     11,977      35,965,289       (38,055,927)                -           (2,078,661)
                                     ----------    -------     -----------      ------------     -------------          -----------

Unrealized loss on investments                -          -               -                 -          (962,823)            (962,823)

Net Income                                    -          -               -         1,761,568                 -            1,761,568
                                     ----------    -------     -----------      ------------     -------------          -----------
Balance at December 31, 1998         11,977,429     11,977      35,965,289       (36,294,359)         (962,823)          (1,279,916)
                                     ----------    -------     -----------      ------------     -------------          -----------

Unrealized gain on investments                -          -               -                 -         1,446,149            1,446,149

Stock options issued                          -          -         150,000                 -                 -              150,000

Net Loss                                      -          -               -          (711,232)                -             (711,232)
                                     ----------    -------     -----------      ------------     -------------          -----------
Balance at December 31, 1999         11,977,429    $11,977     $36,115,289      $(37,005,591)    $     483,326             (394,999)
                                     ==========    =======     ===========      ============     =============          ===========



    The accompanying notes are an integral part of these financial statements

                            ALPHA 1 BIOMEDICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1999 and 1998


1.       ORGANIZATION AND BUSINESS

Organization and Nature of Operations
-------------------------------------

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

In early 1996, the Company substantially halted its development program and all other research and currently has no products that have received regulatory approval. During 1997, the Company entered into a Material Transfer Agreement - Cooperative Research and Development Agreement ("MTA-CRADA") with the National Institutes of Health ("NIH"), whereby an NIH investigator will use Thymosin beta 4, provided by the Company, in several studies including clinical trials, for the treatment of non-healing wounds. In exchange for providing the product and other data, the Company received an option to elect to negotiate for an exclusive or non-exclusive commercialization license from NIH pursuant to a patent application filed by NIH in 1998. The Company's option expired on February 11, 1999. The Company's President is a co-inventor on the patent application filed by the NIH. As a result, he retains an equal, undivided interest in the intellectual property described in the patent which he subsequently assigned to the Company on May 1, 2000. The Company, therefore, shares equally with NIH all rights to the intellectual property which might be forthcoming under the patent application, resulting in full but non-exclusive rights. In August 1999, the Company began negotiations with NIH to license NIH's rights under the patent application in order to effectively secure an exclusive position with respect to the intellectual property.

On December 17, 1997, the Company entered into the Alpha Rights Acquisition Agreement (the "Acquisition Agreement") with SciClone Pharmaceuticals, Inc. (SciClone) to sell its rights to receive from SciClone royalties on the future sales of Thymosin alpha 1 (see note 4). Prior to the Acquisition Agreement, the Company licensed to SciClone, on an exclusive basis, all of the Company's patent and proprietary rights with respect to Thymosin alpha 1. Under the license, SciClone had the right to develop, test, make, use and sell Thymosin alpha 1 and products containing Thymosin alpha 1 for all human and animal therapeutic and diagnostic uses (collectively, "Licensed Products"). In consideration for the license, the Company was entitled to receive from SciClone royalties on the sale by SciClone of Licensed Products that ranged from 3% to 7% of SciClone's net sales revenues, depending upon the date the license in a particular country was obtained by SciClone and on whether SciClone has patent protection in the country in which the Licensed Products are sold.

On September 25, 1998, the Company announced that it was suspending operations due to insufficient funds to continue operations. During 1998, operations were funded from cash proceeds received from the sale of SciClone stock. The Company continued to pay debts and other obligations after operations ceased by selling SciClone Common Stock.

In August 1999, the Company contracted with a group of four consultants, including the President of the Company, to advise the Company on the most viable approaches for resuming business operations, including raising capital and funding research and development. At that time the Company resumed operations. The consultants each received consideration in the form of 1,875,000 stock options, exercisable at its fair market value of $.04 per share. In addition, one consultant will receive a monthly fee of $5,000 for assistance with the Company's management and operations.

                            ALPHA 1 BIOMEDICALS, INC.

                           December 31, 1999 and 1998

1.       ORGANIZATION AND BUSINESS (Continued)

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fixed Assets
------------

Fixed assets are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs which do not significantly prolong the useful lives of the assets are charged to expense. Depreciation is computed using the straight-line method over estimated useful lives of two to ten years.

Investments
-----------

Investments consist of shares of SciClone Common Stock, which have been classified as available for sale securities. Available-for-sale securities are stated at fair value, and unrealized gains and losses are reported as a separate component of stockholders' equity.

Comprehensive Income
--------------------

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income (net income (loss)) plus all other changes in net assets from nonowner sources and its components in the financial statements.

                            ALPHA 1 BIOMEDICALS, INC.

                           December 31, 1999 and 1998

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
-------------------

The Company recognizes royalties as revenue when received from SciClone. Revenue generated from the Acquisition Agreement was recorded at the time of closing with SciClone. The transaction recorded revenue based on the cash compensation received, the average market price of the initial shares of SciClone Common Stock received, and the closing market price per share of SciClone Common Stock at the date the additional shares were received. The Company recognizes consulting revenue as the consulting services are performed.

Research and Development
------------------------

Research  and  development   costs  are  expensed  as  incurred.   Research  and
development performed by third parties is expensed based upon the third party's stage of product development.

Income Taxes
------------

The Company accounts for income taxes using the asset and liability approach (SFAS No. 109 "Accounting for Income Taxes"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying and tax bases of assets and liabilities. A valuation allowance is recorded if, based upon the evidence available, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Letter of Agreements with Vendors
---------------------------------

During 1996, the Company entered into four separate letter agreements with vendors which allowed the Company to defer payments of current obligations. The four letter agreements were due on demand, but stipulated that a percentage of future royalties received from SciClone would be used to pay down their obligation. In January and February 1998, the Company entered into amended agreements with the four companies, subject to the completion of the royalty sale transaction with SciClone (see note 4), which would accelerate payments due. In consideration for the acceleration of payments, the vendors agreed to reduce the Company's aggregate obligation, including accrued interest, from $1,559,756 to $902,000, which the Company agreed to pay from the proceeds of the sale of the shares of SciClone common stock received under the Acquisition Agreement (see note 1). Due to the decrease in value of the SciClone Common Stock and discontinuance of operations during 1998 and 1999, the Company was unable to maintain the payment schedule outlined in the agreements discussed above. As of December 31, 1999 and 1998, $693,394 and $875,106, respectively, remain payable to these vendors (see note 11).

Fair Value of Financial Instruments
-----------------------------------

The estimated fair values of the Company's cash and cash equivalents, due from related party, accounts payable, letter agreements with vendors, accrued expenses and notes payable approximate their carrying values, due to their short-term nature.

                            ALPHA 1 BIOMEDICALS, INC.

                           December 31, 1999 and 1998

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets
-------------------------------

The Company complies with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amounts of net assets. Impairment, if any, is measured at fair value.

Financial Risks
---------------

The Company's investment in available for sale securities consist of SciClone Common Stock which has been used to fund operations during 1998 and 1999. The Company has 144,673 shares of SciClone Common Stock at December 31, 1999, at a market price of $6.125 per share, which are subject to market conditions and price fluctuations.

Earnings (loss) Per Share
-------------------------

                                                          1999                 1998                1997
                                                      ---------------------------------------------------------
Net income (loss) available for common
   shareholders (A)                                   $    (561,232)         $  1,761,568     $    (795,430)
                                                      =============          ============     =============
Average outstanding:
   Common stock (B)                                      11,977,429            11,977,429        10,880,000
   Employee stock options                                         -                     -                 -
                                                      -------------          ------------     -------------

Common stock and stock equivalents (C)                   11,977,429            11,977,429        10,880,000
                                                     ==============          ============     =============

Earnings (loss) per share:
   Basic (A/B)                                       $         (.05)         $        .15     $        (.07)
   Diluted (A/C)                                     $         (.05)         $        .15     $        (.07)



Unexercised employee stock options, which were previously granted, to purchase 7,530,000, 700,360 and 1,777,793 shares of the Company's common stock as of December 31, 1999, 1998 and 1997, respectively, were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during the respective period.

                            ALPHA 1 BIOMEDICALS, INC.

                           December 31, 1999 and 1998

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation
------------------------

The  Company  has  adopted  the  disclosure-only  provisions  of SFAS  No.  123,
"Accounting   for  Stock-Based   Compensation,"   for  employee  stock  options.
Accordingly, when the Company grants employee stock options with an exercise price equal to the NASDAQ bulletin board price ("quoted price") of the shares on the date of the grant, no compensation expense is recorded. If employee stock options are granted at an exercise price less than the quoted price, compensation expense is recorded to the extent of the intrinsic value.

Transactions with nonemployees in which consideration is received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

3.       INVESTMENTS

The following is a summary of the Company's investments as of December 31, 1999 and 1998:


                                                    Gross            Gross
                                 Amortized       unrealized       unrealized       Estimated
                                    cost            gains           losses         Fair value
                               ------------     ------------     ------------     ------------
             1999
    ----------------------
      Equity securities        $  402,796          $483,326       $      -         $886,122
                               ==========          ========       =========        ========

             1998
    ----------------------
      Equity securities        $1,407,695          $      -       $(962,823)       $444,872
                               ==========          ========       =========        ========



4.       SALE OF ROYALTY RIGHTS

On December 17, 1997, the Company entered into an Alpha Rights Acquisition Agreement (the "Acquisition Agreement") with SciClone, pursuant to which the Company agreed to sell to SciClone its right to receive from SciClone royalties on the future sales of Thymosin alpha 1. In exchange, during 1997 at initial settlement, $65,000 cash was received. In October 1998, additional compensation was received at closing that included $65,000 cash and 444,115 shares of SciClone stock, valued at $4.053 per share, and the potential to receive a maximum of 155,885 additional shares of SciClone stock based on the stock's market value. The additional shares were contingent upon the average closing sales price of the SciClone Common Stock at certain predetermined dates. An additional 50,297 and 105,588 shares of SciClone Common stock, were received in 1999 and 1998, respectively.

In addition to the Acquisition Agreement, SciClone made advances to the Company totaling $350,000 (see note 8).

Under the Acquisition Agreement, the Company relinquished its future rights to royalties, effective as of the date of the Acquisition Agreement. In addition, the Company assigned to SciClone (i) all patents held by the Company with respect to Thymosin alpha 1 and (ii) all of the Company's rights and obligations under licenses with third parties pursuant to which the Company has acquired rights to Thymosin alpha 1 (subject to all required consents of such third-party licensors).

                            ALPHA 1 BIOMEDICALS, INC.

                           December 31, 1999 and 1998

4.       SALE OF ROYALTY RIGHTS (Continued)

The Company has accounted for the sale of the royalty rights based upon the fair value of the consideration received, which is more readily determinable than the fair value of the Company's right to receive royalty payments from the future sales by SciClone and its licensees of Thymosin alpha 1. In 1998, the Company recorded a gain in the amount of $2,068,637 as determined by the sum of (i) $130,000 of cash received, (ii) the average price of the 444,115 common shares received, determined by reference to the average closing market price per share of SciClone Common Stock for a period of 20 days preceding the Closing Date as reported by the NASDAQ Stock Market, and (iii) the market price per share of SciClone Common Stock as reported at closing by the NASDAQ Stock Market on the dates the additional shares are received.

Throughout 1998 and 1999, the Company sold shares of SciClone Common Stock to fund operations and pay outstanding liabilities. Under the Acquisition Agreement, sales were restricted to a maximum of 50,000 shares monthly. During 1998, a total of 131,000 shares were sold, resulting in cash proceeds of $165,878 and a realized loss on the sales of $365,064. During 1999, a total of 324,327 shares were sold, resulting in cash proceeds of $512,429 and a realized loss on the sales of $582,059. As of December 31, 1999 and 1998, the Company held a total of 144,673 and 418,703 shares, respectively, of SciClone Common Stock with a fair value of $886,122 and $444,872, respectively.

5.       PROPRIETARY RIGHTS AND LICENSES

The Company held certain proprietary rights to Thymosin beta 4 in the United States under a Commercial Text Agreement ("CTA") between the Company and Hoffman-LaRoche, Inc. and its foreign affiliate ("HLR") effective September 15, 1982. Pursuant the CTA the Company was obligated to pay HLR a royalty of 8% on commercial sales (or 4% of commercial sales, if the FDA approved Thymosin beta 4 for sale by a competitor). The CTA was amended by an agreement ("Amendment Agreement") dated August 6, 1991 whereby the Company's royalty obligation would extend to the latter of expiration of the U.S. Patents that are the subject of the obligation, or any continuation, continuation in part, division or reissue thereof, or ten (10) years from the date of the first commercial sale of Thymosin beta 4. The U.S. Patents identified in the CTA and Amendment Agreement have all expired and no continuation, continuation in part, division or reissue thereof has occurred nor has there been any commercial sale of Thymosin beta 4. As of December 31, 1999, the Company no longer has any obligations under this agreement.

The Company also has a worldwide license to certain uses of Thymosin beta 4 under a research agreement with George Washington University ("GWU") under which the Company is obligated to pay GWU a royalty of 4% on commercial sales. No such royalties have been incurred or paid as of December 31, 1999.

6.       RELATED PARTIES

In 1994, the Company entered into a note receivable agreement with the President of the Company, covering a loan of $149,000 due December 30, 1994, which accrued interest at the prime rate calculated monthly. The loan was repaid on January 1, 1995, in part with the proceeds of an unsecured second loan to the President from the Company in the amount of $115,617. The second loan has an interest rate of 11.5% and was to be repaid in 36 equal monthly installments. In February 1996, the terms of the loan were amended to provide for the suspension of installment payments for 12 months, but with interest continuing to accrue. In March 1997 and December 1997, the terms of the loan were further amended to suspend installment payments an additional nine and twelve months, respectively, with interest continuing to accrue through December 31, 1997. Currently, installment payments are suspended until a repayment plan can be negotiated. As of December 31, 1999, the outstanding balance on the loan was $69,674, which has been fully reserved as a doubtful collection.

                            ALPHA 1 BIOMEDICALS, INC.

                           December 31, 1999 and 1998

6.       RELATED PARTIES (Continued)

The President also serves the Company as a consultant. In addition to his position with the Company, the President is also Chairman of the Department of Biochemistry and Molecular Biology at GWU. The Company has not funded any research personally conducted by the President, and anticipates that any future funding, if any, will also be limited to research projects performed by principal investigators at GWU other than the President. No funding was provided during 1998 or 1999.

7.       COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Fixed assets consist of the following:

                                                         December 31,
                                                       -------------------------
                                                         1999        1998
                                                       -------------------------
Furniture and equipment                                  $3,123      $40,332
Less accumulated depreciation                             1,234       40,332
                                                         ------      -------
                                                         $1,889      $     -
                                                         ======      =======


Accrued expenses consist of the following:

                                                         December 31,
                                                      --------------------------
                                                         1999        1998
                                                      --------------------------
Interest                                                  $23,605    $  8,080
Directors fees                                             27,832      37,756
Accrued salaries and vacation                                   -      35,832
Other                                                       7,424      13,095
                                                          -------    --------
                                                          $58,861     $94,763



8.       NOTES PAYABLE AND STOCKHOLDERS' EQUITY

Common Stock and Warrants

During 1997, the Company completed a private placement of Units in which it sold a total of five Units at a price of $50,000 per Unit. Each Unit consisted of (i) 500,000 shares of Common Stock and (ii) 165,000 Class D Warrants, each of which is exercisable to purchase one share of Common Stock at an exercise price of $.10 per share and has a term of 10 years.

In June 1997, the Company entered into an agreement with an unrelated third party to provide financial advisory services. The agreement stipulated compensation for services to be performed at $10,000 and warrants to purchase 360,000 shares of the Company's Common Stock. The warrants became exercisable one year after the date of grant at a price equal to the 20 day average price per share for the period immediately prior to the grant date. The warrants expire five years subsequent to the grant date. As of December 31, 1999, $7,424 remains payable to the third party.

                            ALPHA 1 BIOMEDICALS, INC.

                           December 31, 1999 and 1998

8.       NOTES PAYABLE AND STOCKHOLDERS' EQUITY (Continued)

Notes Payable and Warrants
--------------------------

During October 1997, the Company received a $60,000 unsecured loan bearing interest of 8% per annum. As of December 31, 1998, outstanding principal of $45,100 was due and accrued interest had been fully paid. The note was paid in full during 1999, including accrued interest. Additionally, during July 1997, the Company received a $50,000 unsecured loan from an individual to provide additional operating capital. The terms of the loan agreement provided for repayment within six months with interest at the rate of 8% per annum. Additionally, the noteholder received a warrant to purchase 100,000 shares of the Company's Common Stock at $.13 per share. The warrant has a term of five years. In January 1998, the terms of the note were amended to provide for monthly repayment of the loan in equal amounts from January through June 1998. In consideration of the amended terms, the noteholder received an additional warrant to purchase 41,666 shares of the Company's Common Stock at $.13 per share with a term of five years. The note principal and accrued interest was repaid in full during 1998 and, as of December 31, 1999, none of the warrants have been exercised.

In conjunction with the Acquisition Agreement, the Company entered into a note agreement with SciClone in which the Company received advances totaling $350,000. Under the note agreement, interest accrues at the rate of 8% per annum and, as of December 31, 1999 and 1998, outstanding principal is $301,722 and $346,946, respectively, and accrued interest is $23,605 and $8,080, respectively. In January 2000, the Company and SciClone entered into a Mutual Release of Claim Agreement where SciClone would accept a one-time payment of $162,500 in satisfaction of outstanding principal and accrued interest. This payment was made in February 2000 as satisfaction for all outstanding debt with SciClone. SciClone has returned all 69,085 shares of stock held as collateral under the note agreement.

A warrant to purchase 20,000 shares of the Company's Common Stock was issued in February 1995, in settlement of a suit filed against the Company. The warrant had an exercise price of $1.00 per share. On February 2, 1998, the warrant expired.

Shareholders Rights Plan
------------------------

In April 1994, the Board of Directors adopted a Shareholders Rights Plan, pursuant to which it declared a dividend distribution of one Preferred Stock Purchase Right ("Right") for each outstanding share of Common Stock. The dividend distribution was payable to stockholders of record at the close of business April 29, 1994.

The Rights can become exercisable only if a person or group acquires more than 25% of the Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of more than 25% of the Common Stock. Each Right would then entitle the holder to purchase one-hundredth (1/100) of a share of a new series of preferred stock at an exercise price of $16.00.

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

                            ALPHA 1 BIOMEDICALS, INC.

                           December 31, 1999 and 1998

8.       NOTES PAYABLE AND STOCKHOLDERS' EQUITY (Continued)

Prior to the time that the Rights become exercisable, they are redeemable at the option of the Board of Directors at a redemption price of $0.01 per Right. The Board of Directors is required to redeem the rights in the event of an all-cash tender offer for all of the outstanding shares of the Common Stock that meets certain requirements. The Rights will expire on April 29, 2004.

Stock Based Compensation
------------------------

The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price on the Company's Common Stock at the date of the grant over the exercise price of the quoted market price on the Company's Common Stock at the date of the grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. Generally, the Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's Common Stock on the grant date. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." The fair value accounting requirement of SFAS No. 123 did not have a material effect on the Company's net earnings (loss) and basic and diluted net earnings (loss) per share.

Incentive Stock Option Plan
---------------------------

The Company has an Incentive Stock Option Plan established in 1986, and since amended from time to time, under which options to purchase shares of Common Stock of the Company may be granted by the Company to any employee. All options granted under the Plan are exercisable at a price equal to the fair market value of the Common Stock on the date of the grant. The Plan authorizes the issuance of up to 1,500,000 shares of Common Stock. The plan expired in 1996. As of December 31, 1999, there were no options outstanding under the plan.

1987 Non-Qualified Stock Option Plan
------------------------------------

The 1987 Non-Qualified Stock Option Plan was adopted by the Board of Directors and approved by the stockholders in 1987. The Plan provides for grants of stock options to any employee. The Plan authorizes the issuance of up to 1,000,000 shares of Common Stock. The plan expired in 1997. As of December 31, 1999, there were no options outstanding under the plan.

Directors Stock Option Plan
---------------------------

The Directors Stock Option Plan was adopted by the Board of Directors and approved by the stockholders in 1987. Under the Plan, options to purchase 10,000 shares of Common Stock are granted automatically to each person who becomes a director after April 10, 1987, and who, at the time such person becomes a director, is not an employee of the Company. Options granted under the Plan have an exercise price per share equal to the fair market value of the Common Stock on the date of the grant. In 1992, the Plan was amended, with the approval of stockholders at the 1992 Annual Meeting (i) to add an automatic annual grant to each non-employee director of an option to purchase 5,000 shares of Common Stock if the individual is re-elected as a Director at the Annual Meeting, and (ii) to increase to 200,000 the number of shares of Common Stock issuable under the Plan. Options granted under the Plan have a ten-year term and become exercisable in 20% increments beginning on the date of the grant and on each anniversary date thereafter. Since 1992, the Plan has been amended several times to change the exercise price per share, the most recent amendment being in 1998, stating a price of $.06 per share. The Plan expired in 1997. As of December 31, 1999, 30,000 options were outstanding under the plan.

                            ALPHA 1 BIOMEDICALS, INC.

                           December 31, 1999 and 1998

8.       NOTES PAYABLE AND STOCKHOLDERS' EQUITY (Continued)

Compensation Committee Option Plan
----------------------------------

On January 7, 1997, the Board of Directors approved a resolution to grant stock options to officers and employees of the Company. A total of 1,388,120 options were granted to four individuals under two stock option plans. The options were exercisable at the closing price of the Company's stock on January 6, 1997. A total of 813,160 options were granted under the Incentive Stock Option Plan. None of these options were exercised and all 813,160 options expired in 1998. Under the Non-Qualified Stock Option Plan, 574,960 options were granted and all expired unexercised in 1999.

Options Outstanding And Exercisable
-----------------------------------

The following table summarizes the Company's stock option activity for 1997, 1998 and 1999:

                                                                                 Weighted
                                                                    Exercise     Average
                                              Number              Price          Exercise
                                              of shares            Range         Price
                                              ------------- ------------------------------
Options outstanding, December 31, 1996          389,673     $0.53 to $16.25      $7.16
Options granted                               1,388,120          $0.13            0.13
                                              ---------     ---------------      -----

Options outstanding, December 31, 1997        1,777,793     $0.13 to $16.25       1.79
Options terminated                           (1,077,433)    $0.13 to $16.25       1.66
                                              ----------    ---------------      -----

Options outstanding, December 31, 1998          700,360     $0.13 to $15.00       1.98
Options granted                               7,500,000          $0.04            0.04
Options terminated                             (670,360)    $0.13 to $16.25       1.77
                                              ----------    ---------------      -----

Options outstanding, December 31, 1999        7,530,000     $0.04 to $10.50      $0.07
                                              ==========    ===============      =====


Options Outstanding And Exercisable
-----------------------------------

The following table summarizes information about the options outstanding at December 31, 1999:

                              Options Outstanding                       Options Exercisable
               --------------------------------------------------------------------------------
                                   Weighted-
                                    Average          Weighted                         Weighted
    Range                          Remaining         Average                          Average
 of Exercise       Number         Contractual        Exercise          Number         Exercise
    Prices       Outstanding     Life (Years)         Price         Outstanding        Price
-----------------------------------------------------------------------------------------------
    $9.50         10,000             3.5             $9.50           10,000             $9.50
    10.50         10,000             4.5             10.50           10,000             10.50
     0.53         10,000             6.5              0.53           10,000              0.53
     0.04      7,500,000            10.0              0.04        7,500,000              0.04
               ---------                                          ---------
               7,530,000                                          7,530,000
               =========                                          =========

                            ALPHA 1 BIOMEDICALS, INC.

                           December 31, 1999 and 1998


8.       NOTES PAYABLE AND STOCKHOLDERS' EQUITY (Continued)

At December 31, 1999, 7,530,000 options, with an average exercise price of $0.07 per share, were exercisable. At December 31, 1998, 700,360 options, with an average exercise price of $1.98, were exercisable. At December 31, 1997, 1,773,793 options, with an average exercise price of $1.79, were exercisable.

In August 1999, the Company granted 7,500,000 options, at an exercise price of $0.04, which became fully vested during 1999.

9.       EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) retirement plan that has had no active participation from employees or the Company in 1998 or 1999.

10.      INCOME TAXES

Deferred tax assets are comprised of the following:

                                            December 31,       December 31,
                                               1999               1998
                                            ------------------------------------
Net operating loss carryforwards            $13,261,000       $ 13,268,720
Capital loss carryforward                       541,000            329,178
Research and development tax credit             614,000            614,000
                                            -----------       ------------
                                             14,416,000         14,211,898
Valuation allowance                         (14,416,000)       (14,211,898)
                                            -----------       ------------

Net deferred tax assets                     $         -       $          -
                                            ===========       ============

The Company has provided a full valuation allowance for deferred tax assets since realization of these future benefits cannot be reasonably assured as a result of recurring operating losses. If the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense, subject to certain limitations.

At December 31, 1999, the Company had net operating loss and research and development tax credit carryforwards of approximately $38.3 million and $.6 million, respectively, for income tax purposes which expire in various years through 2014. Certain substantial changes in the Company's ownership would result in an annual limitation on the amount of the net operating loss carryforwards which can be utilized.

                            ALPHA 1 BIOMEDICALS, INC.

                           December 31, 1999 and 1998

11.      COMMITMENTS

Leases
------

In August 1999, the Company entered into an agreement to lease office space in Bethesda, Maryland. The lease was for a period of three months and expired on November 30, 1999. Under the terms of the lease agreement, the lease automatically renews upon expiration for an additional three months, unless either the Company or the lessor provides notice of termination of the lease 60 days prior to expiration. The Company's rent expense for 1999 and 1998 was $7,074 and $12,572, respectively. The Company has an operating lease (the "Master Lease") for a production facility space in Sunnyvale, California, which expires in January 2002. The Sunnyvale lease was assigned to a third party in March 1995 on the same terms for the remaining term of the Master Lease. The assignment is subordinate to the Master Lease and the Company is still liable under the terms of the Master Lease. Under the Master Lease, future minimum lease payments are as follows:

           Year ending December 31, 2000         $376,880
                                    2001          393,032
                                    2002           33,650
                                               ----------
                                                 $803,562


12.      SUBSEQUENT EVENTS

Settlement Agreements
---------------------

During 2000, the Company entered into Settlement Agreements with several creditors. These agreements provided for immediate payment to the creditors at an amount less than currently due. Liability balances totaling $759,176 existing at December 31, 1999 were settled for payments made in 2000 in the aggregate of $168,164. Also, in connection with the Settlement Agreement, one creditor was paid a deposit of $50,000 for a future commitment to purchase $100,000 of Thymosin beta 4.

Exercise of Consultants' Options
--------------------------------

In February 2000, stock options granted to the four consultants (see note 1) were exercised. Each consultant exercised the 1,875,000 options at $.04 per share with payment made in the form of notes receivable from each consultant in the amount of $75,000. The notes bear interest at 6.09% with interest payable quarterly beginning June 1, 2000. The notes mature in February 2003.

                            ALPHA 1 BIOMEDICALS, INC.

                           December 31, 1999 and 1998



13.  QUARTERLY  FINANCIAL INFORMATION (UNAUDITED)

                                                                 Third Quarter
                                                                   Year ended                Year ended December 31, 1999
                                                                                   -------------------------------------------------
                                                               December 31, 1998    First Quarter   Second Quarter  Third Quarter
                                                             -----------------------------------------------------------------------
REVENUES
   Consulting                                                 $            750      $       -    $           -      $           -
   Royalties                                                                 -              -                -                  -
        Total revenue                                                      750              -                -                  -
                                                              ----------------      ---------    -------------      --------------

EXPENSES
   Research and development                                             13,142              -                -                  -
   General and administrative                                          120,203          7,206                -             17,236
   Stock option compensation                                                 -              -                -            150,000
                                                              ----------------      ---------    -------------      -------------
        Total operating expenses                                       133,345          7,206                -            167,236
                                                              ----------------      ---------    -------------      -------------

        Total operating loss                                          (132,595)        (7,206)               -           (167,236)
                                                              ----------------      ---------    -------------      -------------

Other income (expense)
   Interest income                                                           -              -               18                  -
   Gain on sale of royalty rights                                    1,930,000              -                -             89,589
   Realized gain (loss) on sale of investments                               -       (365,868)        (239,735)            23,544
   Interest expense                                                     (6,080)        (4,281)          (3,881)            (3,881)
   Other income (expense)                                                    -              -              389                  -
                                                              ----------------      ---------    -------------      -------------

      Total other income (expense)                                   1,923,920       (370,149)        (243,209)           109,252
                                                              ----------------      ---------    -------------      -------------

Income (loss) before extraordinary item                              1,791,325       (377,355)        (243,209)           (57,984)
                                                              ----------------      ---------    -------------      -------------

Extraordinary item - settlement of vendor payables                     657,756              -                -                 -
                                                              ----------------      ---------    -------------      -------------

Net income (loss)                                             $      2,449,081      $(377,355)   $    (243,209)     $     (57,984)
                                                              ================      =========    =============      =============

Basic and diluted income (loss) per common                    $           0.14      $   (0.03)   $      (0.02)      $       (0.01)

Extraordinary item - settlement of vendor payables            $           0.06      $       -    $          -       $           -
                                                              ----------------      ---------    ------------       -------------

Basic and diluted income (loss) per common share              $           0.20      $   (0.03)   $      (0.02)      $      (0.01)
                                                              ================      =========    ============       ============

(1)Loss per share calculations for each of the quarters are based on the weighted average shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year loss per share amounts.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by Item 304 of Regulation S-B regarding the change in the Company's accountants was previously filed as part of the Company's Current Report on Form 8-K filed on May 2, 2000, as amended on Form 8-K/A filed on May 11, 2000. There were no disagreements with the accountants required to be disclosed in such report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The Company's Board of Directors consists of three directors, Allan L. Goldstein, Joseph C. McNay and Albert Rosenfeld. Directors are elected annually to serve one-year terms. The Company's executive officers are Dr. Goldstein, Chairman, President and Chief Executive Officer, and Albert Rosenfeld, Secretary-Treasurer.

     The following table sets forth, with respect to each director and executive officer, his name and age, the year in which he first became a director of the Company, and his principal occupation and business experience during the past five years.


   Name, Year First
  Became Director of                             Principal Occupation and
      Company                          Age          Business Experience
------------------------             ------  -----------------------------------
Allan L. Goldstein, 1982               63    Chairman of the Board of the Company since 1982; Chief
                                             Executive Officer of the Company from 1982 to 1986, and
                                             1999 to present; Chief Scientific Advisor of the Company
                                             from 1982 to present; Professor and Chairman of
                                             Department of Biochemistry and Molecular Biology at The
                                             George Washington University School of Medicine and
                                             Health Sciences from 1978 to present.

Joseph C. McNay, 1987                  66    Chairman and Director of Essex Investment Management
                                             Company, Inc., a registered investment advisor, from 1976
                                             to present; Director of Softech, Inc. and MPSI System, Inc.

 Name, Year First
  Became Director of                             Principal Occupation and
      Company                          Age          Business Experience
------------------------             ------  -----------------------------------
Albert Rosenfeld, 1982                 79    Secretary - Treasurer of the Company from 1999 to
                                             present; Consultant on Future Programs for March of
                                             Dimes Birth Defect Foundation from 1973 to present;
                                             Adjunct Professor, Department of Human Biological
                                             Chemistry and Genetics at University of Texas Medical
                                             Branch, from 1974 to 1998; frequent author and lecturer on scientific matters.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to report to the SEC their initial ownership of the Company's common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the SEC and the Company is required to disclose any late filings or failures to file.

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to the Company's executive officers and directors during 1999 were met except for the inadvertent failure to report on Form 5 one transaction by Dr. Goldstein.

ITEM 10.          EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table summarizes for the years indicated the compensation paid by the Company to each person who served as the Company's Chief Executive Officer during 1999. No other executive officer of the Company earned a salary and bonus for 1999 in excess of $100,000.

                                                                                                      Long Term
                                                              Annual Compensation                 Compensation Awards
                                                                                  Other        Restricted
                                                                                 Annual          Stock                     All Other
                                        Fiscal                                Compensation        Award        Options       Compen-
     Name and Principal Position         Year       Salary         Bonus         ($)(2)            ($)           (#)         sation
------------------------------------  ---------- -------------  ----------- ----------------- --------      ------------ ----------
Allan L. Goldstein, President and        1999           ---          ---           ---            ---          1,875,000       ---
Chief Executive Officer(1)               1998           ---          ---           ---            ---                ---       ---
                                         1997           ---          ---           ---            ---            455,121       ---
Michael L. Berman                        1999     $  22,816          ---           ---            ---                ---       ---
Former Chief Executive Officer           1998       104,617          ---           ---            ---                ---       ---
                                         1997       149,820          ---           ---            ---            682,682     $2,960

-----------------

(1) Dr. Goldstein was appointed Chief Executive Officer upon the resignation of Dr. Berman in July 1999.
(2) Neither Dr. Goldstein nor Dr. Berman received personal benefits or perquisites which exceeded the lesser of $50,000 or 10% of his salary and bonus.

         The following table sets forth certain information concerning grants of stock options to Drs. Goldstein and Berman during fiscal 1999.

                                 OPTION GRANTS IN LAST FISCAL YEAR
                                                     Individual Grants
                             Number of          % of Total
                              Shares             Options
                            Underlying          Granted to         Per Share
                              Options          Employees in        Exercise          Expiration
                              Granted          Fiscal Year           Price              Date
==================================================================================================
Allan L. Goldstein           1,875,000          100%                 $0.04           08/15/09
Michael L. Berman                  ---          ---                    ---              ---
======================  =================== ================== ================= ==================

     The following table provides information as to the value of the stock options held by Drs. Goldstein and Berman as of December 31, 1999 and the values realized by them upon the exercise of stock options during fiscal 1999.

                              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END
                                                    OPTION VALUES
                                                               Number of
                                                              Securities                        Value of
                                                               Underlying                      Unexercised
                                                              Unexercised                     In-the-Money
                                                              Options at                       Options at
                                                              FY-End (#)                       FY-End ($)
                             Shares
         Name               Acquired       Value
                          on Exercise     Realized   Exercisable    Unexercisable    Exercisable      Unexercisable
                              (#)           ($)          (#)             (#)             ($)               ($)
==========================================================================================================================
Allan L. Goldstein            ---          $---      1,875,000           ---            $---(1)            $---
Michael L. Berman             ---           ---            ---           ---             ---                ---
==========================================================================================================================

(1) An option is in-the-money if the exercise price of the option is less than the market value of the stock underlying the option. None of Dr. Goldstein's options were in-the-money as of December 31, 1999.

Directors' Compensation

     Prior to the Company's suspension of operations in 1998, non-employee directors (Directors McNay and Rosenfeld) were each paid an annual fee of $5,000 and a fee of $1,250 for each meeting attended in person, and were reimbursed for expenses incurred in attending Board meetings. Upon the suspension of operations, the Company discontinued paying director fees. It is uncertain when the Company will reinstitute the payment of director fees. Each of Directors McNay and Rosenfeld are owed director fees earned prior to the suspension of operations amounting to $13,916. It is uncertain when these amounts will be paid and whether these amounts will be paid with interest.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     The following table shows, as of October 23, 2000, the beneficial ownership of the Company's common stock by:

         o any persons or entities known by management to beneficially own more than five percent of the outstanding shares of Company common stock;

         o        each director of the Company; and

         o all of the executive officers and directors of the Company as a group.

         The persons named in the following table have sole voting and dispositive powers for all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the footnotes to the table.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to outstanding options, warrants or other rights to acquire held by a person that are currently exercisable or exercisable within 60 days after October 23, 2000 are included in the number of shares beneficially owned by the person and deemed outstanding shares for purposes of calculating the person's percentage ownership. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. As of October 23, 2000, there were 19,477,429 shares of Company common stock outstanding.

                                                                                                       Percent of
                                                                                      Beneficial      Common Stock
                    Name of Beneficial Owner                                           Ownership       Outstanding
-----------------------------------------------------------------        -----------------------   -------------------
Roger H. Samet                                                                         997,050(1)         5.04%
J. J. Finkelstein                                                                    1,875,000(2)         9.63
Richard J. Hindin                                                                    1,885,000(3)         9.68
Sidney J. Silver                                                                     1,875,000(4)         9.63
Allan L. Goldstein, Chairman, President and Chief                                    2,342,491(5)        12.03
  Executive Officer
Michael L. Berman,                                                                      89,450(6)         0.46
  Former Chief Executive Officer
Joseph C. McNay, Director                                                              792,000(7)         4.03
Albert Rosenfeld, Director, Secretary and Treasurer                                     25,100(8)         0.13
All executive officers and directors as a group (3 persons)                          3,159,591(9)        16.06
----------

(1) As reported by Mr. Samet on Amendment No. One to a Schedule 13D filed with the SEC on February 24, 1999. Mr. Samet reported sole voting and dispositive powers as to all shares listed. Included among the shares listed are 292,050 shares which Mr. Samet has the right to acquire pursuant to Class D warrants issued to him by the Company. Mr. Samet's address is 254 East 68th Street, #29B, New York, NY 10021.

(2)  As  reported  by Mr.  Finkelstein  on a Schedule  13D filed with the SEC on
     November  7,  2000.  The  address  for  Mr.  Finkelstein  is  c/o  Alpha  1
     Biomedicals, Inc., 3 Bethesda Metro Center, Suite 700, Bethesda, Maryland 20814.

(3) As reported by Mr. Hindin on a Schedule 13D filed with the SEC on November 7, 2000. The address for Mr. Hindin is 407 Chain Bridge Road, McLean, Virginia 22101.

(4) As reported by Mr. Silver on a Schedule 13D filed with the SEC on November 7, 2000. The address for Mr. Silver is c/o Silver, Freedman & Taff, L.L.P., 1100 New York Avenue, N.W., Washington, D.C. 20005.

(5) As reported by Dr. Goldstein on a Schedule 13D filed with the SEC on November 7, 2000. Consists of (i) 2,249,285 shares owned directly by Dr. Goldstein over which he has sole voting and dispositive powers; and (ii) 93,206 shares held by Dr. Goldstein's wife with respect to which Dr. Goldstein shares voting and dispositive powers. The address for Dr. Goldstein is c/o Alpha 1 Biomedicals, Inc., 3 Bethesda Metro Center, Suite 700, Bethesda, Maryland 20814.

(6) Consists of (i) 68,000 shares directly owned by Dr. Berman over which he has sole voting and dispositive powers; and (ii) 21,450 shares which Dr. Berman has the right to acquire pursuant to the exercise of Class D warrants. The address for Dr. Berman is c/o Alpha 1 Biomedicals, Inc., 3 Bethesda Metro Center, Suite 700, Bethesda, Maryland 20814.

(7) Consists of (i) 612,000 shares owned directly by Mr. McNay over which he has sole voting and dispositive powers; (ii) 15,000 shares which Mr. McNay has the right to acquire through the exercise of stock options that are currently exercisable; and (iii) 165,000 shares which Mr. McNay has the right to acquire pursuant to the exercise of Class D warrants. The address for Mr. McNay is c/o Alpha 1 Biomedicals, Inc., 3 Bethesda Metro Center, Suite 700, Bethesda, Maryland 20814.

(8) Consists of (i) 10,100 shares owned directly by Mr. Rosenfeld over which he has sole voting and dispositive powers; and (ii) 15,000 shares which Mr. Rosenfeld has the right to acquire through the exercise of stock options that are currently exercisable. The address for Mr. Rosenfeld is c/o Alpha 1 Biomedicals, Inc., 3 Bethesda Metro Center, Suite 700, Bethesda, Maryland 20814.

(9) Consists of (i) 2,871,385 shares owned directly by all directors and executive officers of the Company as a group; (ii) 30,000 shares which all directors and executive officers as a group have the right to acquire through the exercise of stock options that are currently exercisable; (iii) 93,206 shares owned by family members of all directors and executive officers as a group; and (iv) 165,000 shares which all directors and executive officers as a group have the right to acquire pursuant to the exercise of Class D warrants. Does not include shares held by Dr. Berman, the Company's former Chief Executive Officer.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loan to Dr. Goldstein

         In May 1994, the Company extended a loan in the amount of $149,000 to Dr. Goldstein for the purpose of enabling Dr. Goldstein to meet a margin call on a brokerage account collateralized by Company common stock at a time when the Board of Directors concluded that it would be contrary to the best interests of the Company for Dr. Goldstein to sell the shares. The loan was unsecured and had an interest rate equal to the prime rate, with all principal and interest due on the December 31, 1994 maturity date. The loan was repaid on January 1, 1995, in part with the proceeds of a second loan to Dr. Goldstein from the Company in the amount of $115,617 that was unsecured. The second loan has an interest rate of 11.5% and was to be repaid in 36 equal monthly installments.

         In February 1996, the terms of the second loan were amended to provide for the suspension of installment payments for 12 months, but with interest continuing to accrue. In March 1997 and December 1997, the terms of the loan were further amended to suspend installment payments an additional nine and twelve months, respectively, with interest continuing to accrue. The Company suspended operations in 1998 and principal and interest payments by Dr. Goldstein ceased during and subsequent to the suspension of operations. As of December 31, 1999, the balance owed by Dr. Goldstein was $69,674, which has been fully reserved by the Company as a doubtful collection. In July 2000, the Company agreed to waive all prior and subsequent interest during and after suspension of the Company's operations and approved a payment plan for the $69,674 owed by Dr. Goldstein to the Company in 36 equal monthly installments of $1,935.38. In August 2000, the Company agreed to pay Dr. Goldstein a consulting fee of $5,000 per month, $3,000 of which is paid in cash and the remaining $2,000 of which is retained by the Company and applied toward repayment of the loan.

Consulting Agreement

         On August 16, 1999, the Company entered into an agreement with Dr. Goldstein, J.J. Finkelstein, Richard J. Hindin and Sidney J. Silver to serve as financial and business consultants to the Company and manage the Company's affairs on an interim basis. This agreement was executed following suspension of the Company's operating activities due to insufficient funds. The agreement provides for the consultants to prepare a business plan specifying a proposed business strategy for the Company and evaluate financing and recapitalization proposals. The agreement also provides for the consultants to, among other things: work with the Company's creditors to eliminate or restructure its debts; work with governmental agencies to ensure regulatory compliance and allow continuation of the Company's business; recruit necessary management for the Company; and negotiate with companies interested in licensing or other business and financial relationships with the Company.

         In consideration for services provided to the Company, each of the consultants was granted an option to purchase 1,875,000 shares of Company common stock at an exercise price of $0.04 per share, the then-fair market value. In February 2000, each consultant exercised his option in full. The Company accepted from each consultant as payment of the $75,000 exercise price a note payable to the Company in the amount of $75,000, accruing interest at 6.09% per annum and payable quarterly for 36 months beginning June 1, 2000. Each note is secured by the shares of Company common stock issued upon exercise of the consultant's option. Mr. Finkelstein, who is responsible for performing certain operating functions of the Company, also receives a monthly fee of $8,000. In addition, as noted above, Dr. Goldstein is paid a consulting fee of $5,000 per month. Mr. Silver is a partner in the law firm of Silver, Freedman & Taff, L.L.P. This firm has represented the Company in a variety of legal matters, including the negotiation of settlements with certain creditors and agreements with certain other parties.

ITEM 13.              EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.       Description of Exhibit                                             Reference*
---------------------------------------------------------------------------------------------------------------------------
3.1               Restated Certificate of Incorporation of Company                   Exhibit 3.1 to Registration Statement
                                                                                     No. 33-9370, Amendment No. 1 (filed
                                                                                     11/26/86)

3.2               Amendment to Restated Certificate of Incorporation of Company      Exhibit 3.2 to the Company's
                                                                                     Transitional Report  on Form 10-K,
                                                                                     File No. 1-15070 (filed 3/18/91)

3.3               Bylaws of Company                                                  Exhibit 3.2 to Registration Statement
                                                                                     No. 33-9370 (filed 10/8/86)

3.4               Amendment No. 1 to Bylaws of Company adopted 8/11/89               Exhibit 4.7 to Registration Statement
                                                                                     No. 33-34551, Amendment No. 3 (filed
                                                                                     6/21/90)

3.5               Amendment No. 2 to Bylaws of Company                               Exhibit 4.8 to Registration Statement
                  adopted  6/18/90                                                   No. 33-34551, Amendment No. 3 (filed
                                                                                     6/21/90)

3.6               Amendment No. 3 to Bylaws of Company                               Exhibit 3.6 to the Company's
                  adopted 11/30/90                                                   Transitional Report on Form 10-K, File
                                                                                     No. 1-15070 (filed 3/18/91)

4.1               Form of Stock Certificate                                          Exhibit 4.1 to Registration
                                                                                     Statement No. 33-9370,
                                                                                     Amendment No. 1 (filed
                                                                                     11/26/86)

4.2               Rights Agreement, dated as of April 29, 1994,                      Exhibit 1 to the Company's
                  between the Company and American Stock                             Current Report on Form 8-K, File No.
                  Transfer & Trust Company, as Rights Agent                          1-15070 (filed May 2, 1994)

4.3               Warrant Agreement, dated March 12, 1997                            Exhibit 4.3 to the Company's Annual
                                                                                     Report on Form 10-K, File No.
                                                                                     1-15070 (filed 3/31/97)

4.4               Warrant Agreement, dated July 7, 1997                              Exhibit 4.4 to the Company's Annual
                                                                                     Report on Form 10-K/A, File No. 1-
                                                                                     15070 (filed 5/13/98)

10.1              Material Transfer Agreement-Cooperative Research and               Filed herewith
                  Development Agreement, between the U.S. Public Health Service and the Company

10.2              Settlement Agreement and Mutual Release, dated March 17, 2000,     Filed herewith
                  between the Company and Bachem Biosciences, Inc.



10.3              Consulting Agreement, dated August 16, 1999, among the             Exhibit 99.2 to the Company's Current
                  Company, Allan L. Goldstein, J.J. Finkelstein, Richard J. Hindin   Report on Form 8-K, File No. 1-15070
                  and Sidney J. Silver                                               (filed 11/09/99)

10.4              Amended and Restated Directors Stock Option                        Exhibit 10.25 to the
                  Plan                                                               Company's Annual Report on  Form
                                                                                     10-K, File No. 1-15070 (filed 3/26/93)

10.5              2000 Stock Option and Incentive Plan                               Filed as an Appendix to the Company's
                                                                                     preliminary proxy materials, File No. 1-
                                                                                     15070 (filed 9/29/00)

10.6              Lease Agreement, dated February 10, 1993,                          Exhibit 10.28 to the  Company's
                  between the Company and John Arrillaga,  Trustee, and Richard T.   Annual Report on Form 10-K, File No.
                  Perry, Trustee                                                     1-15070  (filed 3/26/93)
                   (Sunnyvale, California lease)

10.7              Lease Agreement Amendment Number 1, dated                          Exhibit 10.24 to the
                  September 1, 1993, and Amendment Number 2,                         Company's Annual Report on Form
                  dated December 27, 1993 (Sunnyvale,                                10-K, File No.
                  California lease)                                                  1-15070 (filed 3/28/94)

10.8              Lease Agreement Amendment Number 3, dated                          Exhibit 10.28 to the
                  April 19, 1994 (Sunnyvale, California Lease)                       Company's Annual Report on
                                                                                     Form 10-K, File No. 1-15070
                                                                                     (filed 3/31/95)

10.9              Assignment of Lease, dated March 22, 1995                          Exhibit 10.24 to the
                  from the Company to Scios Nova, Inc.                               Company's Annual Report on
                  (Sunnyvale,  California Lease)                                     Form 10-K, File No. 1-15070
                                                                                     (filed 3/31/95)

10.10             Lease and Service Agreement, dated August 24, 1999, between        Filed herewith
                  VANTAS, 3 Bethesda Metro, Inc. and the Company (Bethesda,
                  Maryland lease)

10.11             Unit Purchase Agreement dated March 12, 1997                       Exhibit 10.25 to the Company's Annual
                                                                                     Report on Form 10-K, File No.
                                                                                     1-15070 (filed 3/31/97)

10.12             Registration Rights Agreement, dated March 12, 1997                Exhibit 10.26 to the
                                                                                     Company's Annual Report on
                                                                                     Form 10-K, File No. 1-15070
                                                                                     (filed 3/31/97)

23                Consent of Reznick Fedder & Silverman, P.C.                        Filed herewith

27                Financial Data Schedule                                            Filed herewith

99.1              Information Regarding Forward-Looking Statements                   Filed herewith

99.2              Letter to Stockholders                                             Filed herewith

-----------------

* Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

     (b)      Reports on Form 8-K

         A Current Report on Form 8-K dated October 25, 1999 was filed by the Company on November 9, 1999 (reporting under Items 5 and 7).

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALPHA 1 BIOMEDICALS, INC.
                                    (Registrant)



                                    By: /s/ Allan L. Goldstein
                                        -----------------------
                                        Allan L. Goldstein
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



    Signature                      Title                            Date

/s/ Allan L. Goldstein   Chairman of the Board, President,      November 8, 2000
------------------------ Chief Executive Officer and
Allan L. Goldstein       Director



/s/ Joseph C. McNay                                             November 8, 2000
------------------------ Director
Joseph C. McNay


 /s/ Albert Rosenfeld    Director, Secretary and Treasurer      November 8, 2000
------------------------
Albert Rosenfeld

                                INDEX TO EXHIBITS


Exhibit No.         Description of Exhibit
--------------------------------------------------------------------------------

10.1                 Material   Transfer   Agreement-Cooperative   Research  and
                     Development Agreement, between the U.S. Public Health Service and the Company

10.2 Settlement Agreement and Mutual Release, dated March 17, 2000, between the Company and Bachem Biosciences, Inc.

10.10 Lease and Service Agreement, dated August 24, 1999, between VANTAS, 3 Bethesda Metro, Inc. and the Company

23                   Consent of Reznick Fedder & Silverman, P.C.

27                   Financial Data Schedule

99.1                 Information Regarding Forward-Looking Statements

99.2                 Letter to Stockholders