Form 10QSB
period 2000-03-31
ALPHA 1 BIOMEDICALS INC
filed 2000-11-08
CIK 707511

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2000     Commission file number 0-18170
                               --------------                            -------


                          ALPHA 1 BIOMEDICALS, INC.
                          -------------------------
      (Exact name of small business issuer as specified in its charter)


        Delaware                                           52-1253406
        --------                                           ----------
(State of Incorporation)                           (IRS Employer I.D. Number)


                           3 Bethesda Metro Center
                                  Suite 700
                           Bethesda, Maryland 20814
                           ------------------------
                   (Address of principal executive offices)


        Issuer's telephone number, including area code: (301) 961-1992
                                                        --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes                   No     X

19,477,429 shares of Alpha 1 Biomedicals, Inc. Common Stock, par value $.001 per share, were outstanding as of October 31, 2000.
Transitional Small Business Disclosure Format (Check One)  Yes [ ] No [X]

                          ALPHA 1 BIOMEDICALS, INC.
                                 FORM 10-QSB
                         QUARTER ENDED MARCH 31, 2000

                                    INDEX

Part I.       Financial Information                                                          Page No.
                                                                                             --------
                  Item 1.     Financial Statements

                                 Balance Sheets at March 31, 2000 (unaudited)
                                 and December 31, 1999                                          3

                                 Statements of Operations for the three months
                                 ended March 31, 2000 and March 31, 1999
                                 (unaudited)                                                    4

                                 Statements of Cash Flows for the three months
                                 ended March 31, 2000 and March 31, 1999
                                 (unaudited)                                                    5

                                 Notes to Financial Statements (unaudited)                      6-7

                  Item 2.     Management's Discussion and Analysis or Plan of
                              Operation                                                         7-11

Part II.          Other Information

                  Item 1.     Legal Proceedings                                                 12
                  Item 2.     Changes in Securities and Use of Proceeds                         12
                  Item 6.     Exhibits and Reports on Form 8-K                                  12


Signatures                                                                                      13

ITEM 1.

                          ALPHA 1 BIOMEDICALS, INC.
                                BALANCE SHEETS

                                                                             March 31,                 December 31,
                                                                                2000                       1999
                                                                                ----                       ----
                                                                            (unaudited)
ASSETS
------

Current assets
      Cash and cash equivalents                                        $             542,356      $            43,387
      Investment in SciClone                                                         963,596                  886,122
                                                                       ---------------------      --------------------

            Total current assets                                                   1,505,952                  929,509

Fixed assets, net                                                                      1,706                    1,889
Due from related party, net of allowance                                                 965                      965
                                                                       ---------------------      --------------------

            Total assets                                               $           1,508,623      $           932,363
                                                                       =====================      ====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities
      Accounts payable                                                 $              71,700      $           273,385
      Accrued expenses                                                                37,121                   58,861
      Notes payable                                                                        -                  301,722
      Letter agreements with vendors                                                 164,823                  693,394
                                                                       ---------------------      --------------------

            Total current liabilities                                                273,644                1,327,362
                                                                       ---------------------      --------------------

Stockholders' equity (deficit)
      Preferred stock, $.001 par value per share,
       1,000,000 authorized; no shares issued                                              -                        -
      Common stock, par value $.001 per share,
       20,000,000 shares authorized; 19,477,429
         and 11,977,429 issued and outstanding, respectively                          19,477                   11,977
      Additional paid-in capital                                                  36,407,789               36,115,289
      Accumulated deficit                                                        (35,725,154)             (37,005,591)
      Accumulated other comprehensive income                                         832,867                  483,326
      Stock subscription                                                            (300,000)                       -
                                                                       ---------------------      --------------------

            Total stockholders' equity (deficit)                                   1,234,979                 (394,999)
                                                                       ---------------------      --------------------

            Total liabilities and stockholders' equity (deficit)       $           1,508,623      $           932,363
                                                                       =====================      ====================

                          ALPHA 1 BIOMEDICALS, INC.
                           STATEMENTS OF OPERATIONS

                                                                                                (Unaudited)
                                                                                             Three months ended
                                                                                                 March 31,
                                                                            ----------------------------------------------------

                                                                                    2000                            1999
                                                                                    ----                            ----
Revenues                                                                    $                  -            $                 -

Expenses
  Research and product development                                                        53,839                              -
  General and administrative                                                              58,833                          7,206
                                                                            --------------------            --------------------

Total expenses                                                                           112,672                          7,206
                                                                            --------------------            --------------------

Operating loss                                                                          (112,672)                        (7,206)

Realized gain (loss) on sale of investments                                              646,059                       (365,868)
Interest expense                                                                               -                         (4,281)
Interest income                                                                               22                              -
                                                                            --------------------            --------------------

Income (loss) before extraordinary items                                                 533,409                       (377,355)

Extraordinary item - settlement of vendor payables                                       584,201                              -
Extraordinary item - settlement of note payable & interest                               162,827                              -
                                                                            --------------------            --------------------

Net income (loss)                                                           $          1,280,437            $          (377,355)
                                                                            ====================            ====================

Basic and diluted net income (loss) per common share
  before extraordinary items                                                $               0.03            $             (0.03)

Extraordinary items - settlement of payables/debt                                           0.05                              -
                                                                            --------------------            --------------------

Basic and diluted net income (loss) per common share                        $               0.08            $             (0.03)
                                                                            ====================            ====================

Weighted average number of common shares outstanding                                  16,757,649                     11,977,429
                                                                            ====================            ====================

                          ALPHA 1 BIOMEDICALS, INC.
                           STATEMENTS OF CASH FLOWS

                                                                                                (Unaudited)
                                                                                             Three months ended
                                                                                                 March 31,
                                                                              -----------------------------------------------
                                                                                      2000                          1999
                                                                                      ----                          ----
Cash flows from operating activities:
  Net income (loss)                                                           $      1,280,437              $        (377,355)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                            183                              -
   Realized (gain) loss on sale of investments                                        (646,059)                       365,868
   Settlement of vendor payables                                                      (584,201)                             -
   Settlement of note payable                                                         (139,222)                             -
   Changes in operating assets and liabilities:
     Decrease in due from related party                                                      -                         (1,142)
     Decrease in accounts payable                                                     (146,055)                       (80,063)
     Decrease in accrued expenses                                                      (21,740)                       (28,456)
                                                                              -----------------             ------------------

Net cash used in operating activities                                                 (256,657)                      (121,148)
                                                                              -----------------             ------------------

Cash flows from investing acctivities:
  Cash received on sale of investments                                                 918,126                        166,006
                                                                              -----------------             ------------------
Net cash provided by investing activities                                              918,126                        166,006
                                                                              -----------------             ------------------

Cash flows from financing activities:
  Repayment of notes payable                                                          (162,500)                       (47,256)
                                                                              -----------------             ------------------

Net cash used in financing activities                                                 (162,500)                       (47,256)
                                                                              -----------------             ------------------

Net increase (decrease) in cash and cash equivalents                                   498,969                         (2,398)

Cash and cash equivalents at beginning of period                                        43,387                          2,698
                                                                              -----------------             ------------------

Cash and cash equivalents at end of period                                    $        542,356              $             300
                                                                              =================             ==================

                           ALPHA 1 BIOMEDICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
         For the three months ended March 31, 2000 and 1999 (Unaudited)

A.       GENERAL

      Alpha 1 Biomedicals, Inc. (the "Company"), a Delaware corporation, was incorporated in 1982. The Company operates predominately in a single industry segment, the biotechnology industry, which consists of researching and developing new pharmaceutical products for the treatment of diseases or conditions that arise as a result of immune system disorders, including chronic viral infections, cancer and autoimmune disease. The Company suspended its operations in September 1998 due to insufficient funds and did not resume operations until August 1999.

      In early 1996, the Company substantially halted its development program and all other research and currently has no products that have received regulatory approval. During 1997, the Company entered into a Material Transfer Agreement - Cooperative Research and Development Agreement with the National Institutes of Health ("NIH"), pursuant to which an NIH investigator used Thymosin beta 4 provided by the Company in pre-clinical animal studies for the treatment of non-healing wounds. In exchange for providing the product and other data, the Company received an option to elect to negotiate for an exclusive or non-exclusive commercialization license from the NIH pursuant to a patent application filed by NIH in 1998. The Company's option expired on February 11, 1999. The Company's President is named as a co-inventor on the patent application filed by the NIH. As a result, he retains an equal, undivided interest in the intellectual property described in the patent application, which he subsequently assigned to the Company for nominal consideration on May 1, 2000. The Company therefore shares equally with the NIH all rights to the intellectual property which might be forthcoming under the patent application, resulting in full but non-exclusive rights. Currently, the Company is negotiating with the NIH to license the NIH's rights under the patent application in order to effectively secure an exclusive proprietary position.

      In August 1999, the Company contracted with a group of four consultants, including the Company's President, to advise the Company on the most viable approaches for raising the necessary capital to continue business operations and funding research and development. At this time the Company resumed operations. The consultants each received compensation in the form of 1,875,000 stock options, exercisable at $.04 per share. On February 3, 2000 each consultant exercised all of his outstanding options in return for a three-year note for $75,000 each, secured by the shares issued and bearing interest at 6.09% per annum. In addition, one consultant receives a monthly fee of $8,000 (increased from $5,000 per month effective August 2000) and another consultant (the Company's President) receives a monthly fee of $5,000 per month ($2,000 of which is withheld by the Company as partial repayment of certain of the President's outstanding indebtedness to the Company other than the note payable for the option exercise).

B.       FINANCIAL STATEMENTS

      The Balance Sheet as of March 31, 2000, the Statements of Operations for the three-month periods ended March 31, 2000 and March 31, 1999, and the Statements of Cash Flows for the three-month periods ended March 31, 2000 and March 31, 1999, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2000, and for the period then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

      The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the operating results anticipated for the full year.

C.    NET LOSS PER SHARE

      Net loss per share is based on the weighted average number of common shares outstanding during the three-month periods ended March 31, 2000 and March 31, 1999. No effect has been given to unexercised stock options or warrants because the effect would be anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the unaudited financial statements and notes thereto of the Company contained in Item 1 of this report.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that various factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. These factors include, but are not limited to, the following: the Company's lack of revenues and history of losses; uncertainties related to the Company's limited capital resources; risks associated with the development of the Company's products; the Company's lack of product diversification; the Company's dependence on collaborative relationships with larger partners for the development, manufacturing and marketing of its products; reliance upon key personnel; the Company's ability to obtain and protect intellectual property rights; and competition. For a discussion of these and other factors, see Exhibit 99.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PLAN OF OPERATIONS

As noted above, the Company resumed operations in August 1999 after suspending operations in September 1998 due to lack of funding. The Company currently has no products that have received regulatory approval. The Company has not generated significant revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. As of March 31, 2000, the Company's current assets consisted of a balance of cash and cash equivalents of $542,356 and 62,673 shares of the common stock of SciClone Pharmaceuticals, Inc. ("SciClone"), valued at approximately $963,596, which the Company received in connection with its sale of certain royalty rights to SciClone in 1998. Although no assurance can be given, the Company believes that it will be able to satisfy its cash requirements through December 31, 2001 by utilizing its existing balance of cash and cash equivalents and by selling shares of SciClone common stock, as needed. If additional funds are not raised by that point, or the value of its SciClone stock declines significantly, the Company likely will be forced to again suspend or discontinue operations.

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

The Company's current primary business focus is the commercialization of Thymosin beta 4 ("T(beta)4"), a 43 amino acid peptide. The Company is concentrating its product development efforts on the use of T(beta)4 for the treatment of injured tissue and non-healing wounds to enable more rapid repair and/or tissue regeneration. Toward this end, the Company in 1997 entered into an agreement with the NIH pursuant to which the Company provided an NIH investigator with T(beta)4 for testing in animal models in a wound healing study. A provisional patent application was filed by NIH in July 1998, with a Patent Cooperation Treaty (PCT) application filed in July 1999, pertaining to the work performed on T(beta)4. Due to the suspension of operations by the Company in 1998, the Company did not exercise its rights under the agreement to license T(beta)4 from the NIH following notification of the patent application filing. Dr. Goldstein, however, was named as a co-inventor on the patent application filed by the NIH, and since he assigned these rights for nominal consideration to the Company in May 2000, the Company retains a shared right to develop T(beta)4 for wound healing based on the patent application filed by the NIH, when and if a patent is issued. The Company is presently negotiating with the NIH to secure the NIH's rights under the patent application in order to effectively secure an exclusive proprietary position with respect to T(beta)4 for wound healing, should the patent be issued. No assurance can be given as to whether or when a patent will be issued, or as to any conditions that might be attached to the patent. In addition, no assurance can be given that the Company will be able to successfully negotiate from the NIH an exclusive right to the patent issued, if issued, under conditions acceptable to the Company. The animal studies conducted to date by the NIH have indicated that T(beta)4 is effective in healing injured tissue and improving wound healing and chemical burns in steroid-treated rodents and other mammals.

In anticipation of Phase I clinical trials, the Company contracted with a manufacturer to produce T(beta)4 for this, and future, studies of T(beta)4. In March 2000, the Company pre-paid $50,000 of the $100,000 cost of an initial quantity of the material and, under the agreement with the manufacturer, the remaining $50,000 will become due 30 days after the Company's obtainment of exclusive rights under the patent application filed by the NIH; however, if the Company has not negotiated such exclusive rights by March 17, 2002, the remaining amount will become due at that time.

For the Phase I clinical trials, it is expected that the T(beta)4 supplied by the Company will be given to another manufacturer to produce a topical gel or other material that will be administered to test subjects. Two manufacturers have been identified to formulate and test this material. No agreements with these manufacturers have been entered into, however, and no assurance can be given that such agreements will be negotiated on terms favorable to the Company, or at all. Before the Phase I clinical trials may begin, the Company must file with the U.S. Food and Drug Administration (the "FDA") an Investigational New Drug Application ("IND"), and the IND must be approved by the FDA. The Company has received correspondence from the FDA which specifies the remaining pre-clinical work the Company must undertake in order to have the IND approved. The Company is currently evaluating the cost of completing the pre-clinical work necessary for approval of the IND and Phase I clinical trials, and may need to enter into a collaborative relationship with a larger partner or raise additional funds to conduct these trials.

In following its product development strategy outlined above, the Company does not plan to purchase manufacturing plants or other facilities and does not expect any significant purchases of equipment. See "Liquidity and Capital Resources" below.

FINANCIAL CONDITION

The Company's total assets at March 31, 2000 were $1,508,623, compared with $932,363 at December 31, 1999. This increase was due to increases in the Company's balance of cash and cash equivalents and the value of its remaining investment in SciClone. Cash and cash equivalents increased to $542,356 at March 31, 2000 from $43,387 at December 31, 1999, primarily as a result of sales of SciClone common stock during the three-month period. The increase in the Company's investment in SciClone, notwithstanding the sale of SciClone shares, resulted from an increase in the market value of SciClone common stock from December 31, 1999 to March 31, 2000.

The Company's total liabilities were reduced significantly to $273,644 at March 31, 2000 from $1,327,362 at December 31, 1999. Accounts payable at March 31, 2000 were $71,700, compared with $273,385 at December 31, 1999, and amounts owed under letter agreements with vendors totaled $164,823 at March 31, 2000 compared with $693,394 at December 31, 1999. These decreases resulted from the execution of settlement agreements entered into with certain of the Company's creditors and other vendors and repayment of amounts owed. Notes payable decreased to zero at March 31, 2000 from $301,722 at December 31, 1999, as a result of the payment by the Company of $162,500 to SciClone in February 2000 in settlement of the amount owed at year-end, plus interest.

Stockholders' equity (deficit) increased to $1,234,979 at March 31, 2000 from ($394,999) at December 31, 1999. This change resulted from settlement of vendor payables and note payable, realized gains on the sale of SciClone stock, and increases in accumulated other comprehensive income. The number of outstanding shares of common stock rose from 11,977,429 to 19,477,429 as a result of the issuance of 7,500,000 shares upon the exercise of stock options granted to the Company's management consultants. The accumulated deficit fell to ($35,725,154) at March 31, 2000 from ($37,005,591) at December 31, 1999 as a result of the Company's net income of $1,280,437 for the three-month period ended March 31, 2000.

RESULTS OF OPERATIONS

Net Income. The Company earned net income of $1,280,437 for the three-months ended March 31, 2000 compared with a net loss of $377,355 for prior year period. This change resulted primarily from a $1,011,927 increase in realized gain (loss) on sale of investments and the inclusion in income for the three months ended March 31, 2000 of extraordinary items totaling $747,028. Excluding extraordinary items, the Company's net income for the three-months ended March 31, 2000 was $533,409.

Operating Loss. The Company had an operating loss of $112,672 for the three-months ended March 31, 2000 compared with an operating loss of $7,206 for the same period in 1999. This increase in operating losses resulted from an increase in operating expenses for the first quarter of 2000, as discussed below. Revenues for both the three months ended March 31, 2000 and the three months ended March 31, 1999 were zero. As noted above, under "Plan of Operation," the Company does not anticipate it will generate revenues in the foreseeable future.

Operating expenses for the three-months ended March 31, 2000 totaled $112,672, compared with $7,206 for the same period in 1999. This increase occurred because the Company's operations were suspended during the three-months ended March 31, 1999 and were resumed in August 1999, before the three-month period ended March 31, 2000 began. Operating expenses were comprised of research and development expenses, which were $53,839 for the three-months ended March 31, 2000 and zero for prior year period, and general and administrative expenses, which were $58,833 for the three-months ended March 31, 2000 and $7,206 for the prior year period. Research and development expenses during the first quarter of 2000 primarily consisted of a $50,000 deposit paid toward the purchase of T(beta)4 from a contract manufacturer to be used in clinical trials. General and administrative expenses increased as a result of costs associated with the Company's resumption of operations, including, among other things, the payment of fees under the Company's management consultant agreement, legal and accounting fees, and rent paid for the Company's leased office space.

Other Income (Loss) and Extraordinary Items. As a result of selling SciClone shares, the Company realized a gain on sale of investments of $646,059 during the three-months ended March 31, 2000, compared with a loss of $365,868 for the prior year period. This change occurred because the market value of the SciClone shares was substantially higher at the time of the first quarter 2000 sales. The Company had no interest expense during the first quarter of 2000, compared with $4,281 of interest expense in the first quarter of 1999. This change occurred as a result of the repayment of amounts owed to certain of the Company's creditors. During the three-months ended March 31, 2000, the Company made payments and negotiated settlements of amounts owed to certain vendors, reducing the aggregate amount owed to $164,823 on March 31, 2000 from $693,394 on December 31, 1999. The negotiation of these settlements resulted in the reporting of an extraordinary item of $584,201 for the three months ended March 31, 2000. During the first quarter of 2000, the Company also negotiated a settlement of all amounts owed to SciClone under advances made to the Company in connection with the royalty sale transaction. Prior to payment of the $162,500 settlement amount, the Company owed SciClone $301,722. The $162,827 difference between the amount owed and the settlement amount was reported as an extraordinary item, resulting in an addition to income in that amount.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had cash and cash equivalents totaling $542,356 and working capital of $1,232,308 as compared to $43,387 and $(397,853), respectively, at December 31, 1999. The increase in the Company's cash and working capital positions from December 31, 1999 was due primarily to cash generated by sales of SciClone shares in the first quarter of 2000, a substantial increase in the market price of the SciClone common stock, which increased the value of the Company's remaining investment in SciClone, and the negotiation of agreements with creditors to accept discounts in return for prompt cash payments. See also "Financial Condition."

The Company incurred no capital expenditures for equipment in the three-month periods ended March 31, 2000 and 1999. The Company does not expect to spend more than $15,000 in total for equipment in the year ending December 31, 2000.

The Company's only readily available sources of funds are its balance of cash and cash equivalents and its ability to sell SciClone shares, the price of which is subject to fluctuation and could decrease to a level that would significantly limit the Company's ability to generate cash. As noted above under "Plan of Operation," while no assurance can be given, the Company believes that these sources will allow it to satisfy its cash requirements through December 31, 2001. If the Company has not raised additional funds by that date, or if the value of its Sciclone shares decline significantly, the Company will likely be forced to again suspend or discontinue operations.

                          ALPHA 1 BIOMEDICALS. INC.
                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
                  None

Item 2.  Changes in Securities

On February 3, 2000, the Company issued an aggregate of 7,500,000 shares of common stock upon the exercise of stock options granted pursuant to a consulting agreement with Dr. Allan L. Goldstein, the Company's President and Chief Executive Officer, J.J. Finkelstein, Richard J. Hindin and Sidney J. Silver. The options, each of which had an exercise price of $0.04 per share, were granted in August 1999 to Dr. Goldstein and Messrs. Finkelstein, Hindin and Silver in consideration for their consulting services provided to the Company (with each consultant receiving an option to purchase 1,875,000 shares). The Company accepted from each consultant as payment of the $75,000 exercise price a note payable to the Company in the amount of $75,000, accruing interest at 6.09% per annum and payable quarterly for 36 months. The notes are secured by the shares of Company common stock issued upon exercise of the options.

The shares were issued by the Company in a private placement pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

Item 6.      Exhibits and Reports on Form 8-K

             (a)    Exhibits

             (27)   Financial Data Schedule.

             (b)    Reports on Form 8-K      None

                                  SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Alpha 1 Biomedicals, Inc.
                                                -------------------------
                                                       (Registrant)



Date:  November 8, 2000                                  /s/Allan L. Goldstein.
                                                         ----------------------
                                                    Allan L. Goldstein
                                          President and Chief Executive Officer
                                             (Principal Executive Officer and
                                               Principal Financial Officer)