Form 10QSB
period 2000-06-30
ALPHA 1 BIOMEDICALS INC
filed 2000-11-08
CIK 707511

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2000      Commission file number 0-18170
                               -------------                             -------
                          ALPHA 1 BIOMEDICALS, INC.
                          -------------------------
      (Exact name of small business issuer as specified in its charter)


        Delaware                                           52-1253406
        --------                                           ----------
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

                          ALPHA 1 BIOMEDICALS, INC.
                                 FORM 10-QSB
                         QUARTER ENDED JUNE 30, 2000

                                    INDEX


Part I.       Financial Information                                                 Page No.
                                                                                    --------
                  Item 1.     Financial Statements

                              Balance Sheets at June 30, 2000 (unaudited) and
                              December 31, 1999                                        3

                              Statements of Operations for the three-months
                              and six-months ended June 30, 2000 and 1999
                              (unaudited)                                              4

                              Statements of Cash Flows for the six-months
                              ended June 30, 2000 and 1999 (unaudited)                 5

                              Notes to Financial Statements (unaudited)                6-7

                  Item 2.     Management's Discussion and Analysis or Plan of
                              Operations                                               7-11

Part II.          Other Information

                  Item 1.     Legal Proceedings                                        12
                  Item 2.     Changes in Securities and Use of Proceeds                12
                  Item 6.     Exhibits and Reports on Form 8-K                         12


Signatures                                                                             13

ITEM 1.

                          ALPHA 1 BIOMEDICALS, INC.
                                BALANCE SHEETS

                                                                                 June 30,                      December 31,
                                                                                   2000                            1999
                                                                                   ----                            ----
                                                                               (unaudited)
ASSETS
------

Current assets
      Cash and cash equivalents                                          $                443,860       $                 43,387
      Investment in SciClone                                                              810,863                        886,122
                                                                         ------------------------       -------------------------

            Total current assets                                                        1,254,723                        929,509



Fixed assets, net                                                                           1,524                          1,889
Due from related party, net of allowance                                                      965                            965
                                                                         ------------------------       -------------------------

            Total assets                                                 $              1,257,212       $                932,363
                                                                         ========================       =========================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities
      Accounts payable                                                   $                 73,544       $                273,385
      Accrued expenses                                                                     35,256                         58,861
      Notes payable                                                                             -                        301,722
      Letter agreements with vendors                                                      106,912                        693,394
                                                                         ------------------------       -------------------------

            Total current liabilities                                                     215,712                      1,327,362
                                                                         ------------------------       -------------------------

Stockholders' equity (deficit)
      Preferred stock, $.001 par value per share,
       1,000,000 authorized; no shares issued                                                   -                              -
      Common stock, par value $.001 per share,
       20,000,000 shares authorized; 19,477,429
         and 11,977,429 issued and outstanding, respectively                               19,477                         11,977
      Additional paid-in capital                                                       36,407,789                     36,115,289
      Accumulated deficit                                                            (35,765,899)                   (37,005,591)
      Accumulated other comprehensive income                                              680,133                        483,326
      Stock Subscription                                                                (300,000)                              -
                                                                         ------------------------       -------------------------

            Total stockholders' equity (deficit)                                        1,041,500                      (394,999)
                                                                         ------------------------       -------------------------

            Total liabilities and stockholders' equity (deficit)         $              1,257,212       $                932,363
                                                                         ========================       =========================

                           ALPHA 1 BIOMEDICALS, INC.
                            STATEMENTS OF OPERATIONS

                                                                                         (Unaudited)
                                                                    Three months ended                  Six months ended
                                                                         June 30,                           June 30,
                                                             -------------------------------     ------------------------------

                                                                  2000             1999               2000            1999
                                                                  ----             ----               ----            ----

Revenues                                                     $            -   $            -     $           -   $            -

Expenses
  Research and product development                                   14,435                -            68,274                -
  General and administrative                                         67,014                -           125,847            7,206
                                                             --------------   --------------     -------------   --------------

Total expenses                                                       81,449                -           194,121            7,206
                                                             --------------   --------------     -------------   --------------

Operating loss                                                      (81,449)               -          (194,121)          (7,206)

Realized (loss) gain on sale of investments                               -         (239,735)          646,059         (605,603)
Other income (expense), net                                                              389                                389
Interest expense                                                          -           (3,881)                0           (8,162)
Interest income                                                       5,957               18             5,979               18
                                                             --------------   --------------     -------------   --------------

(Loss) income before extraordinary items                            (75,492)        (243,209)          457,917         (620,564)

Extraordinary item - settlement of vendor payables                   34,747                -           618,948                -
Extraordinary item - settlement of note payable                           -                -           162,827                -
                                                             --------------   --------------     -------------   --------------

Net (loss) income                                            $      (40,745)  $     (243,209)    $   1,239,692   $     (620,564)
                                                             ==============   ==============     =============   ==============

Basic and diluted net (loss) income per common share
  before extraordinary items                                 $        (0.00)  $        (0.02)    $        0.03   $        (0.05)

Extraordinary items - settlement of payables/debt                      0.00                -              0.04                -
                                                             --------------   --------------     -------------   --------------

Basic and diluted net (loss) income per common share         $        (0.00)  $        (0.02)    $        0.07   $        (0.05)
                                                             ==============   ==============     =============   ==============

Weighted average number of common shares outstanding             19,477,429       11,977,429        18,117,539       11,977,429
                                                             ==============   ==============     =============   ==============

                            ALPHA 1 BIOMEDICALS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                           (Unaudited)
                                                                                         Six months ended
                                                                                             June 30,
                                                                               -----------------------------------
                                                                                    2000                    1999
                                                                                    ----                    ----
Cash flows from operating activities:
  Net income (loss)                                                            $      1,239,692        $   (620,564)

Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation                                                                  365                   -
              Realized (gain) loss on sale of investments                              (646,059)            605,603
              Settlement of vendor payables                                            (618,948)                  -
              Settlement of note payable                                               (139,222)                  -
              Changes in operating assets and liabilities:
                         Decrease in due from related party                                   -              (1,180)
                         Decrease in accounts payable                                  (167,375)           (259,060)
                         Decrease in accrued expenses                                   (23,605)            (29,888)
                                                                               -----------------       -------------

Net cash used in operating activities                                                  (355,152)           (305,089)
                                                                               -----------------       -------------

Cash flows from investing acctivities:
  Purchase of Fixed Assets                                                                    -                   -
  Cash received on sale of investments                                                  918,125             389,148
                                                                               -----------------       -------------
Net cash provided by investing activities                                               918,125             389,148
                                                                               -----------------       -------------

Cash flows from financing activities:
  Repayment of notes payable                                                           (162,500)            (78,962)
                                                                               -----------------       -------------

Net cash used in financing activities                                                  (162,500)            (78,962)
                                                                               -----------------       -------------

Net increase in cash and cash equivalents                                               400,473               5,097

Cash and cash equivalents at beginning of period                                         43,387               2,698
                                                                               -----------------       -------------

Cash and cash equivalents at end of period                                     $        443,860        $      7,795
                                                                               =================       =============

                          ALPHA 1 BIOMEDICALS, INC.
                        NOTES TO FINANCIAL STATEMENTS
      For the three-months and six-months ended June 30, 2000 and 1999
      (Unaudited)

A.       GENERAL

      Alpha 1 Biomedicals, Inc. (the "Company"), a Delaware corporation, was incorporated in 1982. The Company operates predominately in a single industry segment, the biotechnology industry, which consists of researching and developing new pharmaceutical products for the treatment of diseases or conditions that arise as a result of immune system disorders, including chronic viral infections, cancer and autoimmune disease. The Company suspended its operations in September 1998 due to insufficiency of funds and did not resume operations until August 1999.

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

B.       FINANCIAL STATEMENTS

      The Balance Sheet as of June 30, 2000, the Statements of Operations for the three-month and six-month periods ended June 30, 2000 and 1999, and the Statements of Cash Flows for the six-month periods ended June 30, 2000 and 1999, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2000, and for the period then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

      The results of operations for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the operating results anticipated for the full year.

C.    NET LOSS PER SHARE

      Net loss per share is based on the weighted average number of common shares outstanding during the three-month and six-month periods ended June 30, 2000 and 1999. No effect has been given to unexercised stock options or warrants because the effect would be anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the unaudited financial statements and notes thereto of the Company contained in Item 1 of this report.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that various factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. These factors include, but are not limited to the following: the Company's lack of revenues and history of losses; uncertainties related to the Company's limited capital resources; risks associated with the development of the Company's products; the Company's lack of product diversification; the Company's dependence on collaborative relationships with larger partners for the development, manufacturing and marketing of its products; reliance upon key personnel; the Company's ability to obtain and protect intellectual property rights; and competition. For a discussion of these and other factors, see Exhibit 99.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PLAN OF OPERATIONS

As noted above, the Company resumed operations in August 1999 after suspending operations in September 1998 due to lack of funding. The Company currently has no products that have received regulatory approval. The Company has not generated significant revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. As of June 30, 2000, the Company's current assets consisted of a balance of cash and cash equivalents of $443,860 and 62,673 shares of the common stock of SciClone Pharmaceuticals, Inc. ("SciClone"), valued at approximately $810,863, which the Company received in connection with its sale of certain royalty rights to SciClone in 1998. Although no assurance can be given, the Company believes that it will be able to satisfy its cash requirements through December 31, 2001 by utilizing its existing balance of cash and cash equivalents and by selling shares of SciClone common stock, as needed. If additional funds are not raised by that point, or the value of its SciClone stock declines significantly, the Company likely will be forced to again suspend or discontinue operations.

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

FINANCIAL CONDITION

The Company's total assets at June 30, 2000 were $1,257,212, compared with $932,363 at December 31, 1999. This increase was due to increases in the Company's balance of cash and cash equivalents and the share price of its remaining investment in SciClone. Cash and cash equivalents increased to $443,860 at June 30, 2000 from $43,387 at December 31, 1999, primarily as a result of sales of SciClone common stock during the first three-months of the year. The decrease in the Company's investment in SciClone resulted from the sale of SciClone shares in the first quarter of 2000 offset by an increase in the market value of SciClone common stock.

The Company's total liabilities were reduced significantly to $215,712 at June 30, 2000 from $1,327,362 at December 31, 1999. Accounts payable at June 30, 2000 were $73,544, compared with $273,385 at December 31, 1999, and amounts owed under letter agreements with vendors totaled $106,912 at June 30, 2000 compared with $693,394 at December 31, 1999. These decreases resulted from the execution of settlement agreements entered into with certain of the Company's creditors and other vendors and repayment of amounts owed. Notes payable decreased to $0 at June 30, 2000 from $301,722 at December 31, 1999, as a result of the payment by the Company of $162,500 to SciClone in February 2000 in settlement of the amount owed at year-end, plus interest.

Stockholders' equity (deficit) increased to $1,041,500 at June 30, 2000 from ($394,999) at December 31, 1999. This change resulted from settlement of vendor payables and note payable, realized gains on the sale of SciClone stock, and increases in accumulated other comprehensive income. The number of outstanding shares of common stock rose to 19,477,429 from 11,977,429 as a result of the issuance of 7,500,000 shares upon the exercise of stock options granted to the Company's management consultants. The accumulated deficit fell to ($35,765,899) at June 30, 2000 from ($37,005,591) at December 31, 1999 as a result of the Company's net income of $1,239,692 for the six-month period ended June 30, 2000.

RESULTS OF OPERATIONS

Net Income. The Company had a net loss of $40,745 and net income of $1,239,692 for the three-month and six-month periods ended June 30, 2000, respectively, compared with a net loss of $243,209 and $620,564 for prior year periods, respectively. The change in the three-month periods resulted primarily from a realized loss on the sale of investments in the three-months ended June 30, 1999 and the inclusion of a $34,747 extraordinary item in the three-months ended June 30, 2000. The change in the six-month periods resulted primarily from a realized gain on the sale of investments in the six-months ended June 30, 2000 compared to a realized loss on the sale of investments in the six-months ended June 30, 1999, and the inclusion of extraordinary items totaling $781,775 in income for the six-months ended June 30, 2000. Excluding extraordinary items, the Company's net loss for the three-months ended June 30, 2000 was $75,492 and net income for the six-months ended June 30, 2000 was $457,917.

Operating Loss. The Company had an operating loss of $81,449 and $194,121 for the three-months and six-months ended June 30, 2000, respectively, compared with an operating loss of $0 and $7,206 for the same periods in 1999, respectively. This increase in operating losses resulted from an increase in operating expenses during the first half of 2000, as discussed below. Revenues for the three-months and six-months ended June 30, 2000 and 1999 were zero. As noted above, under "Plan of Operation," the Company does not anticipate it will generate revenues in the foreseeable future.

Operating expenses for the three-months and six-months ended June 30, 2000 totaled $81,449 and $194,121, respectively, compared with $0 and $7,206 for the same periods in 1999, respectively. This increase occurred because the Company's operations were suspended during the six-months ended June 30, 1999 and were resumed in August 1999, before the six-month period ended June 30, 2000 began. Operating expenses were comprised of research and development expenses, which were $14,435 and $68,274 for the three-months and six-months ended June 30, 2000, respectively, and $0 for prior year periods, and general and administrative expenses, which were $67,014 and $125,847 for the three-months and six-months ended June 30, 2000, respectively, and $0 and $7,206 for the prior year periods, respectively. Research and development expenses during the first half of 2000 primarily consisted of a $50,000 deposit paid toward the purchase of T(beta)4 from a contract manufacturer to be used in clinical trials. General and administrative expenses increased as a result of costs associated with the Company's resumption of operations, including, among other things, the payment of fees under the Company's management consultant agreement, legal and accounting fees, and rent paid for the Company's leased office space.

Other Income (Loss) and Extraordinary Items. As a result of selling SciClone shares in the first quarter of 2000, the Company realized a gain on sale of investments of $646,059 during the six-months ended June 30, 2000, compared with a loss of $605,603 for the six-months ended June 30,

1999 and $239,775 for the three-months ended June 30, 1999. This change occurred because the market value of the SciClone shares was substantially higher at the time of the sales in 2000. The Company had no interest expense during the first half of 2000, compared with $3,881 and $8,162 of interest expense in the three-month and six-month periods ended June 30, 2000, respectively. This change occurred as a result of the repayment of amounts owed to certain of the Company's creditors. During the six-months ended June 30, 2000, the Company made payments and negotiated settlements of amounts owed to certain vendors, reducing the aggregate amount owed to $106,912 on June 30, 2000 from $693,394 on December 31, 1999. The negotiation of these settlements resulted in the reporting of extraordinary items of $34,747 and $618,948 for the three- and six-months ended June 30, 2000, respectively. During the first quarter of 2000, the Company also negotiated a settlement of all amounts owed to SciClone under advances made to the Company in connection with the royalty sale transaction. Prior to payment of the $162,500 settlement amount, the Company owed SciClone $301,722. The $162,827 difference between the amount owed and the settlement amount was reported as an extraordinary item, resulting in an addition to income in that amount for the six-months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had cash and cash equivalents totaling $443,860 and working capital of $1,039,011 as compared to $43,387 and $(397,853), respectively, at December 31, 1999. The increase in the Company's cash and working capital positions from December 31, 1999 was due primarily to cash generated by sales of SciClone shares in the first quarter of 2000, a substantial increase in the market price of the SciClone common stock, which increased the value of the Company's remaining investment in SciClone, and the negotiation of agreements with creditors to accept discounts in return for prompt cash payments. See also "Financial Condition."

The Company incurred no capital expenditures for equipment in the six-month periods ended June 30, 2000 and 1999. The Company does not expect to spend more than $15,000 in total for equipment in the year ending December 31, 2000.

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

                  None

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