Form 10QSB
period 2000-09-30
ALPHA 1 BIOMEDICALS INC
filed 2000-11-14
CIK 707511

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2000       Commission file number 0-18170
                               ------------------                              -------



                          ALPHA 1 BIOMEDICALS, INC.
                          -------------------------
      (Exact name of small business issuer as specified in its charter)

        Delaware                                           52-1253406
        --------                                           ----------
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

         Yes     No     X

19,477,429 shares of Alpha 1 Biomedicals, Inc. Common Stock, par value $.001 per share, were outstanding as of October 31, 2000.
Transitional Small Business Disclosure Format (Check One)  Yes [] No [X]

                          ALPHA 1 BIOMEDICALS, INC.
                                 FORM 10-QSB
                       QUARTER ENDED SEPTEMBER 30, 2000

                                    INDEX

Part I.       Financial Information                                                                        Page No.
                                                                                                           --------

                  Item 1.     Financial Statements

                                 Balance Sheets at September 30, 2000
                                 (unaudited) and December 31, 1999                                          3

                                 Statements of Operations for the three-months
                                 and nine-months ended September 30, 2000 and
                                 1999 (unaudited)                                                           4

                                 Statements of Cash Flows for the nine-months
                                 ended September 30, 2000 and 1999 (unaudited)                              5

                                 Notes to Financial Statements (unaudited)                                  6-7

                  Item 2.     Management's Discussion and Analysis or Plan of
                              Operations                                                                    7-11

Part II.          Other Information

                  Item 1.     Legal Proceedings                                                             12
                  Item 2.     Changes in Securities and Use of Proceeds                                     12
                  Item 6.     Exhibits and Reports on Form 8-K                                              12


Signatures                                                                                                  13

ITEM 1.


                          ALPHA 1 BIOMEDICALS, INC.
                                BALANCE SHEETS


                                                                                        September 30,           December 31,
                                                                                           2000                    1999
                                                                                           ----                    ----
                                                                                        (unaudited)
ASSETS
------
Current assets
        Cash and cash equivalents                                                      $      344,087         $        43,387
        Investment in SciClone                                                                681,569                 886,122
                                                                                      ---------------        ----------------
                Total current assets                                                        1,025,656                 929,509

Fixed assets, net                                                                               1,341                   1,889
Due from related party, net of allowance                                                          965                     965
                                                                                      ---------------        ----------------
                Total assets                                                           $    1,027,962         $       932,363
                                                                                      ===============        ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------

Current liabilities
        Accounts payable                                                               $       55,593         $       273,385
        Accrued expenses                                                                       44,256                  58,861
        Notes payable                                                                               -                 301,722
        Letter agreements with vendors                                                        106,912                 693,394
                                                                                      ---------------        ----------------
                Total current liabilities                                                     206,761               1,327,362
                                                                                      ---------------        ----------------

Stockholders' equity (deficit)
        Preferred stock, $.001 par value per share,
         1,000,000 authorized; no shares issued
        Common stock, par value $.001 per share,
         20,000,000 shares authorized; 19,477,429
          and 11,977,429 issued and outstanding, respectively                                  19,477                  11,977
        Additional paid-in capital                                                         36,407,789              36,115,289
        Accumulated deficit                                                               (35,856,904)            (37,005,591)
        Accumulated other comprehensive income                                                550,839                 483,326
        Stock Subscription                                                                   (300,000)                      -
                                                                                      ---------------        ----------------

                Total stockholders' equity (deficit)                                          821,201                (394,999)
                                                                                      ---------------        ----------------

                Total liabilities and stockholders' equity (deficit)                   $    1,027,962         $       932,363
                                                                                      ===============        ================

                          ALPHA 1 BIOMEDICALS, INC.
                           STATEMENTS OF OPERATIONS


                                                                                          (Unaudited)

                                                                    Three months ended                   Nine months ended
                                                                      September 30,                        September 30,
                                                              -----------------------------     -------------------------------

                                                                  2000              1999              2000               1999
                                                                  ----              ----              ----               ----
Revenues                                                      $         -                 -     $           -    $          -

Expenses
   Research and product development                                 12,288                -            80,562               -
   General and administrative                                       85,996                -           211,843           7,206
                                                              ------------      -----------     -------------    ------------

Total expenses                                                      98,284                -           292,405           7,206
                                                              ------------      -----------     -------------    ------------

Operating loss                                                     (98,284)               -          (292,405)         (7,206)

Realized (loss) gain on sale of investments                              -         (239,735)          646,059        (605,603)
Other income (expense), net                                          2,000              389             2,000             389
Interest expense                                                         -           (3,881)                -          (8,162)
Interest income                                                      5,279               18            11,258              18
                                                              ------------      ------------     -------------    ------------

(Loss) income before extraordinary items                           (91,005)        (243,209)          366,912        (620,564)

Extraordinary item - settlement of vendor payables                       -                -           618,948               -
Extraordinary item - settlement of note payable                          -                -           162,827               -
                                                              ------------      -----------     -------------    ------------

Net (loss) Income                                             $    (91,005)        (243,209)    $   1,148,687    $   (620,564)
                                                              ============      ===========     =============    ============

Basic and diluted net (loss) income per common share
   before extraordinary items                                 $      (0.00)     $     (0.02)    $        0.02    $      (0.05)

Extraordinary items - settlement of payables/debt                        -                -              0.04            -
                                                              ------------      -----------     -------------    ------------

Basic and diluted net (loss) income per common share          $      (0.00)     $     (0.02)    $        0.06    $      (0.05)
                                                              ============      ===========     =============    ============

Weighted average number of common shares outstanding            19,477,429       11,977,429        18,574,144      11,977,429
                                                              ============      ===========     =============    ============

                          ALPHA 1 BIOMEDICALS, INC.
                          STATEMENTS OF CASH FLOWS



                                                                                              (Unaudited)
                                                                                           Nine months ended
                                                                                             Septembeer 30,
                                                                            ------------------------------------------------
                                                                                  2000                            1999
                                                                                  ----                            ----
Cash flows from operating activities:
        Net Income (loss)                                                  $        1,148,687                   (620,564)

Adjustments to reconcile net loss to net
        cash used in operating activities:
                Depreciation                                                              548                          -
                Realized (gain) loss on sale of investments                          (646,059)                   605,603
                Settlement of vendor payables                                        (618,948)                         -
                Settlement of note payable                                           (139,222)                         -
                Changes in operating assets and liabilities:
                        Decrease in due from related party                                  -                     (1,180)
                        Decrease in accounts payable                                 (185,326)                  (259,060)
                        Decrease in accrued expenses                                  (14,605)                   (29,888)
                                                                           -------------------        -------------------

Net cash used in operating activities                                                (454,925)                  (305,089)
                                                                           -------------------        -------------------

Cash flows from investing activities:
        Cash received on sale of investments                                          918,125                    389,148
                                                                           -------------------        -------------------
Net cash provided by investing activities                                             918,125                    389,148
                                                                           -------------------        -------------------

Cash flows from financing activities:
        Repayment of notes payable                                                   (162,500)                   (78,962)
                                                                           -------------------        -------------------

Net cash used in financing activities                                                (162,500)                   (78,962)
                                                                           -------------------        -------------------

Net increase in cash and cash equivalents                                             300,700                      5,097

Cash and cash equivlents at beginning of period                                        43,387                      2,698
                                                                           -------------------        -------------------

Cash and cash equivalents at end of period                                 $          344,087                      7,795
                                                                           ===================        ===================

                          ALPHA 1 BIOMEDICALS, INC.
                        NOTES TO FINANCIAL STATEMENTS
   For the three-months and nine-months ended September 30, 2000 and 1999
                                (Unaudited)

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

B.       FINANCIAL STATEMENTS

      The Balance Sheet as of September 30, 2000, the Statements of Operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and the Statements of Cash Flows for the nine-month periods ended September 30, 2000 and 1999, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2000, and for the period then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

      The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the operating results anticipated for the full year.

C.    NET (LOSS) INCOME PER SHARE

      Unexercised stock options and warrants were not included in the computations of diluted net income (loss) per share because the exercise prices of such options and warrants were greater than the average market price of the Company's common stock during the period. In addition, since the Company had net losses during the three months ended September 30, 1999 and 2000 and the nine months ended September 30, 1999, no potential common shares to be issued were included in the computation of the diluted per share amount for those periods as they would be antidilutive.


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

PLAN OF OPERATIONS

As noted above, the Company resumed operations in August 1999 after suspending operations in September 1998 due to lack of funding. The Company currently has no products that have received regulatory approval. The Company has not generated significant revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. As of September 30, 2000, the Company's current assets consisted of a balance of cash and cash equivalents of $344,087 and 62,673 shares of the common stock of SciClone Pharmaceuticals, Inc. ("SciClone"), valued at approximately $681,569, which the Company received in connection with its sale of certain royalty rights to SciClone in 1998. Although no assurance can be given, the Company believes that it will be able to satisfy its cash requirements through December 31, 2001 by utilizing its existing balance of cash and cash equivalents and by selling shares of SciClone common stock, as needed. If additional funds are not raised by that point, or the value of its SciClone stock declines significantly, the Company likely will be forced to again suspend or discontinue operations.

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

FINANCIAL CONDITION

The Company's total assets at September 30, 2000 were $1,027,962, compared with $932,363 at December 31, 1999. This increase was due to increases in the Company's balance of cash and cash equivalents and the share price of its remaining investment in SciClone. Cash and cash equivalents increased to $344,087 at September 30, 2000 from $43,387 at December 31, 1999, primarily as a result of sales of SciClone common stock during the first three-months of the year. The decrease in the Company's investment in SciClone resulted from the sale of SciClone shares in the first quarter of 2000 offset by an increase in the market value of SciClone common stock.

The Company's total liabilities were reduced significantly to $206,761 at September 30, 2000 from

$1,327,362 at December 31, 1999. Accounts payable at September 30, 2000 were $55,593, compared with $273,385 at December 31, 1999, and amounts owed under letter agreements with vendors totaled $106,912 at September 30, 2000 compared with $693,394 at December 31, 1999. These decreases resulted from the execution of settlement agreements entered into with certain of the Company's creditors and other vendors and repayment of amounts owed. Notes payable decreased to $0 at September 30, 2000 from $301,722 at December 31, 1999, as a result of the payment by the Company of $162,500 to SciClone in February 2000 in settlement of the amount owed at year-end, plus interest.

Stockholders' equity (deficit) increased to $821,201 at September 30, 2000 from ($394,999) at December 31, 1999. This change resulted from settlement of vendor payables and note payable, realized gains on the sale of SciClone stock, and increases in accumulated other comprehensive income. The number of outstanding shares of common stock rose to 19,477,429 at September 30, 2000 from 11,977,429 at December 31, 1999 as a result of the issuance of 7,500,000 shares upon the exercise of stock options granted to the Company's management consultants. The accumulated deficit fell to ($35,856,904) at September 30, 2000 from ($37,005,591) at December 31, 1999 as a result of the Company's net income of $1,148,687 for the nine-month period ended September 30, 2000.

RESULTS OF OPERATIONS

Net Income. The Company had a net loss of $91,005 and net income of $1,148,687 for the three-month and nine-month periods ended September 30, 2000, respectively, compared with a net loss of $243,209 and $620,564 for prior year periods, respectively. The change in the three-month periods resulted primarily from a realized loss on the sale of investments in the three-months ended September 30, 1999. The change in the nine-month periods resulted primarily from a realized gain on the sale of investments in the nine-months ended September 30, 2000 compared to a realized loss on the sale of investments in the nine-months ended September 30, 1999, and the inclusion of extraordinary items totaling $781,775 in income for the nine-months ended September 30, 2000. Excluding extraordinary items, the Company's net loss for the three-months ended September 30, 2000 was $91,005 and net income for the nine-months ended September 30, 2000 was $366,912.

Operating Loss. The Company had an operating loss of $98,284 and $292,405 for the three-months and nine-months ended September 30, 2000, respectively, compared with an operating loss of $0 and $7,206 for the same periods in 1999, respectively. This increase in operating losses resulted from an increase in operating expenses during the nine-months of 2000, as discussed below. Revenues for the three-months and nine-months ended September 30, 2000 and 1999 were zero. As noted above, under "Plan of Operation," the Company does not anticipate it will generate revenues in the foreseeable future.

Operating expenses for the three-months and nine-months ended September 30, 2000 totaled $98,284 and $292,405, respectively, compared with $0 and $7,206 for the same periods in 1999, respectively. This increase occurred because the Company's operations were suspended for most of the nine-months ended September 30, 1999 and were resumed in August 1999, before the nine-month period ended September 30, 2000 began. Operating expenses were comprised of research and development expenses, which were $12,288 and $80,562 for the three-months and nine-months ended September 30, 2000, respectively, and $0 for prior year periods, and general and administrative expenses, which were $85,996 and $211,843 for the three-months and nine-months ended

September 30, 2000, respectively, and $0 and $7,206 for the prior year periods, respectively. Research and development expenses during the first nine-months of 2000 primarily consisted of a $50,000 deposit paid toward the purchase of Ta4 from a contract manufacturer to be used in clinical trials. General and administrative expenses increased as a result of costs associated with the Company's resumption of operations, including, among other things, the payment of fees under the Company's management consultant agreement, legal and accounting fees, and rent paid for the Company's leased office space.

Other Income (Loss) and Extraordinary Items. As a result of selling SciClone shares in the first quarter of 2000, the Company realized a gain on sale of investments of $646,059 during the nine-months ended September 30, 2000, compared with a loss of $605,603 for the nine-months ended September 30, 1999 and $0 for the three-months ended September 30, 1999. This change occurred because the market value of the SciClone shares was substantially higher at the time of the sales in 2000. The Company had no interest expense during the first nine-months of 2000, compared with $3,881 and $8,162 of interest expense in the three-month and nine-month periods ended September 30, 2000, respectively. This change occurred as a result of the repayment of amounts owed to certain of the Company's creditors. During the nine-months ended September 30, 2000, the Company made payments and negotiated settlements of amounts owed to certain vendors, reducing the aggregate amount owed to $106,912 on September 30, 2000 from $693,394 on December 31, 1999. The negotiation of these settlements resulted in the reporting of extraordinary items of $0 and $618,948 for the three- and nine-months ended September 30, 2000, respectively. During the first quarter of 2000, the Company also negotiated a settlement of all amounts owed to SciClone under advances made to the Company in connection with the royalty sale transaction. Prior to payment of the $162,500 settlement amount, the Company owed SciClone $301,722. The $162,827 difference between the amount owed and the settlement amount was reported as an extraordinary item, resulting in an addition to income in that amount for the nine-months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had cash and cash equivalents totaling $344,087 and working capital of $818,895 as compared to $43,387 and $(397,853), respectively, at December 31, 1999. The increase in the Company's cash and working capital positions from December 31, 1999 was due primarily to cash generated by sales of SciClone shares in the first quarter of 2000, a substantial increase in the market price of the SciClone common stock, which increased the value of the Company's remaining investment in SciClone, and the negotiation of agreements with creditors to accept discounts in return for prompt cash payments. See also "Financial Condition."

The Company incurred no capital expenditures for equipment in the nine-month periods ended September 30, 2000 and 1999. The Company does not expect to spend more than $15,000 in total for equipment in the year ending December 31, 2000.

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


                                                     Alpha 1 Biomedicals, Inc.
                                                     -------------------------
                                                          (Registrant)





Date:  November 14, 2000                                /s/Allan L. Goldstein.
                                                        ----------------------
                                                   Allan L. Goldstein
                                          President and Chief Executive Officer
                                            (Principal Executive Officer and
                                              Principal Financial Officer)