Form 10KSB
period 2000-12-31
ALPHA 1 BIOMEDICALS INC
filed 2001-04-02
CIK 707511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

        For the fiscal year ended December 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------

                         Commission file number: 0-15070
                        REGENERX BIOPHARMACEUTICALS, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                                    52-1253406
(State or other jurisdiction of          (I.R.S. Employer Identification number)
incorporation or organization)

          3 BETHESDA METRO CENTER, SUITE 700, BETHESDA, MARYLAND 20814 (Address of principal executive offices including zip code) Issuer's telephone number: 301-961-1992
                                     ------------

          Securities registered under Section 12(b) of the Act: None Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

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

        The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the OTC Bulletin Board on March 20, 2001, was approximately $1.09 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

        The number of shares of issuer's Common Stock outstanding as of March 20, 2001 was 19,477,429.

                 Documents Incorporated by Reference    None
                 -----------------------------------

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES     NO  X
                                                             ---     ---

PART I

ITEM 1.  BUSINESS

GENERAL

        RegeneRx Biopharmaceuticals, Inc. (the "Company") was formed in 1982 and is a pharmaceutical research and development company focusing on the development of products to treat a variety of human diseases. Following a vote of its stockholders on December 15, 2000, the Company changed its name from Alpha 1 Biomedicals, Inc. to RegeneRx Biopharmaceuticals, Inc. In September 1998, the Company suspended its operations due to the insufficiency of funds. In August 1999, the Company resumed operations, on a limited basis, beginning with the appointment by its Board of Directors of the Company's Chairman and co-founder, Dr. Allan L. Goldstein, as the Company's new President and chief executive officer and the Board's appointment of four individuals, including Dr. Goldstein, to serve as financial and business consultants to the Company and to manage the Company's affairs on an interim basis. The consultants are responsible for general corporate activities, product development planning and the selection and management of the various external resources necessary to conduct pre-clinical and clinical studies. See "Item 12. Certain Relationships and Related Transactions--Consulting Agreement." Currently, the Company has no products that have received regulatory approval.


        The Company's primary business focus for most of its history was the commercialization of Thymosin alpha 1 ("T(alpha)1"), a 28 amino acid peptide shown to regulate the immune system in animal models. T(alpha)1 is now approved for the treatment of hepatitis b and c and as an immune adjuvant in 20 countries outside the United States and is in registration for approval in several more. In 1998, the Company sold all rights and interests it had in T(alpha)1 to SciClone Pharmaceuticals, Inc. See "--Previous Commercial Development - Thymosin Alpha 1" below. The Company's current primary business focus is the commercialization of Thymosin beta 4, a 43 amino acid peptide ("T(beta)4"). The Company is concentrating its efforts on the use of T(beta)4 for the treatment of injured tissue and non-healing wounds to enable more rapid repair and/or tissue regeneration.

        The Company utilizes a virtual company strategy in order to effectively control costs. The Company will contract out research and development and manufacturing operations, as well as other functions critical to its mission. The Company believes this approach enhances its ability to allocate resources rapidly to different projects. The strategy consists of (i) identifying, evaluating and licensing pharmaceutical product opportunities that appear to have a significant commercial potential; (ii) designing pre-clinical and/or clinical protocols to test such products; (iii) utilizing third party contract manufacturers to supply clinical grade material and third party contract research organizations to perform pre-clinical and/or clinical studies in accordance with its designed protocols; and (iv) pursuing sublicense arrangements with established pharmaceutical companies to support late stage clinical testing and ultimately marketing if regulatory approval is obtained.

PRIMARY COMMERCIAL DEVELOPMENT FOCUS - THYMOSIN BETA 4

        General. Originally isolated from the thymus, T(beta)4 is a chemically synthesized copy of a natural human peptide that circulates in the blood and plays a vital role in the regeneration, remodeling and healing of tissues. Although it is recognized that wound healing is a complex process, most companies working to develop new drugs in this area have focused primarily on adding different growth factors to stimulate healing and have, to date, failed to demonstrate dramatic improvements in the healing process. T(beta)4 represents a new type of compound being developed to speed the healing of injured tissues, accelerate the growth of blood vessels and reduce inflammation. Unlike compounds such as Platelet-Derived Growth Factor ("PDGF"), Keratinocyte Growth Factor ("KGF-2"), Epidermal Growth Factor ("EGF"), or basic Fibroblast Growth Factor ("bFGF"), T(beta)4 is not a growth factor and, unlike Interleukin-1 ("IL-1") or Tumor Necrosis Factor ("TNF-a"), T(beta)4 is not a cytokine. (Cytokines are proteins and peptides, which act as immune regulators and modulate the functional activities of individual cells and tissues.) Rather, it regulates the actin molecule in most mammalian cells and as such plays a vital role in the healing of injured or damaged tissues. Actin comprises up to 10% of the protein of non-muscle cells and plays a central role in cell structure (formation of the cytoskeleton) and in the movement of cells throughout the body. Research studies from the National Institutes of Health ("NIH") published in 1995, 1997, and 1999 established that T(beta)4 stimulates the migration of human keratinocytes (skin cells) and the migration of human endothelial cells. Endothelial cells are the major cell types responsible for the formation of blood vessels and other tissues. These studies were the first to document the important role of T(beta)4 in wound healing.

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

        The Company's main product development focus is its involvement with and support of studies using T(beta)4 for the treatment of non-healing wounds and similar medical problems. The Company entered into a Material Transfer - Cooperative Research and Development Agreement with the NIH during the second quarter of 1997. Under this agreement, the Company provided an NIH investigator with T(beta)4 purchased from a third party vendor for testing in animal models in a wound healing study. In exchange, the Company received an option to elect an exclusive or non-exclusive commercialization license from the NIH for any patent rights that might result from the research study that relate to the use of T(beta)4 as a tissue growth and repair factor. Under the agreement, the Company was required to exercise this option within three months after the NIH notified the Company that a patent or other intellectual property application had been filed. A provisional patent application was filed by NIH in July 1998, with a Patent Cooperation Treaty (PCT) application filed in July 1999, pertaining to the work performed on T(beta)4. Due to the suspension of operations by the Company in 1998, the Company did not exercise its rights to license T(beta)4 from the NIH following notification of the patent application filing. Dr. Goldstein, however, was named as a co-inventor on the patent application filed by the NIH, and he assigned these rights to the Company in May 2000, giving the Company a shared right to develop T(beta)4 for wound healing based on the patent application filed by the NIH. On February 6, 2001, the Company executed an agreement with the NIH giving the Company an exclusive world-wide license from the NIH for all claims to T(beta)4 within the patent application. In exchange for the exclusive license, the Company must make certain royalty and milestone payments to the NIH. No assurance can be given as to whether or when a patent will be issued, or as to any conditions that might be attached to the patent.

        To date, the NIH has performed pre-clinical animal studies using T(beta)4, supplied by the Company, which have indicated that T(beta)4 is effective in healing injured tissue and improving wound healing and chemical burns in steroid-treated rodents and other mammals. Before clinical trials may begin the Company must file with the U.S. Food and Drug Administration (the "FDA") an Investigational New Drug Application ("IND"), and the IND must be approved by the FDA. Product development activities generally required to support the filing of an IND include (i) manufacturing of pre-clinical supplies;
(ii) pharmacology studies; (iii) toxicology studies; (iv) manufacture of clinical supplies; and (v) development of a biochemicalassay and immunoassay for T(beta)4. In June 2000, the Company and the NIH met with the FDA to discuss the proposed IND application which, if approved, would allow Phase I clinical trials on the use of T(beta)4 as a wound-healing treatment to begin. The Company has received correspondence from the FDA which specifies the remaining pre-clinical work the Company must undertake in order to have the IND approved. The Company is currently evaluating the cost of completing the pre-clinical work necessary for approval of the IND and Phase I clinical trials and will need to enter into a collaborative relationship with a larger partner or raise additional funds to conduct these trials. See "Forward-Looking Statements -- Uncertainties Related to Limited Capital Resources" and "-- Dependence on Collaborative Relationships" contained in Exhibit 99.1 to this Report. For additional information regarding the regulatory approval process for the Company's products, see "-- Government Regulation."

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

PREVIOUS COMMERCIAL DEVELOPMENT - THYMOSIN ALPHA 1

        The Company's first commercial development project was focused on T(alpha)1, a 28 amino acid peptide shown to regulate the immune system in animal models. T(alpha)1 is now approved for the treatment of hepatitis b and c and as an immune adjuvant in 20 countries outside the United States and is in registration for approval in several more. The commercial development of this product was licensed to SciClone Pharmaceuticals, Inc. ("SciClone") in November 1994.

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

        In December 1997, the Company entered into an agreement with SciClone whereby the Company's rights to receive royalty payments from the future sale by SciClone and its licensees of T(alpha)1 would be sold to SciClone in exchange for $130,000 in cash and 444,115 shares of SciClone common stock, plus an additional 155,885 shares if the market value of SciClone common stock was below $4.053 per share during prescribed trading periods following the closing of the transaction.

        To assist the Company in funding its operations pending the closing of the transaction, SciClone agreed in 1998 to advance the Company up to $350,000, to be repaid in several installments following the closing of the transaction. These advances were secured by shares of SciClone common stock having a market value equal to the principal amount of the loans.

        The royalty sale transaction was approved by the Company's stockholders on July 15, 1998 and completed on July 28, 1998. In 1998 and 1999, because the market value of the SciClone common stock was below $4.053 per share during the prescribed post-closing trading periods, the Company received an additional 155,885 shares of SciClone common stock. As of December 31, 1999, the Company owed SciClone $301,722 on the outstanding advances (exclusive of accrued interest) and was in default in its obligations to repay these amounts. On January 25, 2000, the Company and SciClone entered into an Omnibus and Mutual Release of Claims Agreement under which SciClone agreed to cancel all amounts payable by the Company upon the Company's payment to SciClone a sum of $162,500. This amount was paid by the Company to SciClone in February 2000. SciClone further agreed to return to the Company the 69,085 shares of stock of SciClone common stock which were being held by SciClone as collateral for the loans. Each company agreed to release the other from any and all claims whatsoever which they may have relating to or arising under the agreement, the loans and the shares of SciClone common stock. As of December 31, 2000, the Company held 37,673 shares of SciClone common stock. The closing price per share of the SciClone common stock on that date, as reported by The Nasdaq Stock Market, was $4.00. In February 2001, the Company sold all 37,673 remaining shares of SciClone common stock at a price of $6.42 resulting in cash proceeds totaling $241,883.

MANUFACTURING

        In anticipation of Phase I clinical trials, the Company has contracted with a manufacturer to produce T(beta)4 for this study, and future studies, of T(beta)4. In March 2000, the Company pre-paid $50,000 of the $100,000 cost of an initial quantity of the material. Pursuant to the agreement with the manufacturer, the remaining $50,000 became due in 2001 as a result of the Company's obtainment of exclusive rights under the patent application filed by the NIH. See "Item 6. Management's Discussion and Analysis or Plan of Operation." For the Phase I clinical trials, it is expected that the T(beta)4 supplied by the Company will be given to another manufacturer to produce a topical gel or other material that will be administered to test subjects. Two manufacturers have been identified to formulate and test this material. No agreements with these manufacturers have been entered into, however, and no assurance can be given that such agreements will be negotiated on terms favorable to the Company, or at all. Contractors will be selected on the basis of their supply capability, ability to produce a drug substance in accordance with current Good Manufacturing Practice requirements of the FDA and to meet Company-established specifications. The Company does not know at this time what the cost of manufacturing this material will be, or whether it will have sufficient funds to cover this cost.

COMPETITION

        The Company is engaged in a business that is highly competitive. Research and development activities for the development of drugs to treat patients with cystic fibrosis, septic shock and non-healing wounds are being sponsored or conducted by private and public institutions and by major pharmaceutical companies located in the United States and a number of foreign countries. Most of these companies and institutions have financial and human resources that are substantially greater than those of the Company, and that have extensive experience in conducting research and development activities and clinical testing and in obtaining the regulatory approvals necessary to market pharmaceutical products. With respect to wound-healing, Johnson & Johnson has recently begun marketing of Regranex(TM) for this purpose. Another company, Human Genome Sciences, Inc., announced on October 17, 2000 that SmithKline Beecham Corporation had exercised rights to jointly develop a wound healing drug with Human Genome Sciences.

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

        As discussed above under "--Primary Commercial Development Focus - Thymosin Beta 4 - Product Development," the Company has obtained exclusive rights under a patent application filed by the NIH for the use of T(beta)4 in the treatment of non-healing wounds. There can be no assurance that this, or any other future patent application under which the Company has rights, will result in the issuance of a patent or that any patent issued will not be subject to challenge. In the case of a claim of patent infringement by or against the Company, there can be no assurance that the Company will be able to afford the expense of any litigation that may be necessary to enforce its proprietary rights.

EMPLOYEES

        The Company utilizes a product development strategy that involves contracting out research, development and manufacturing functions to third parties partially in order to minimize the expense and overhead associated with the maintenance of permanent employees and laboratory and manufacturing facilities. Consistent with this strategy, the Company currently utilizes several consultants, along with various other professional advisors, to advise its Chief Executive Officer and Board of Directors on all company matters. See "Item 12. Certain Relationships and Related Transactions -- Consulting Agreement." The Company currently has one employee and one full time managing consultant in addition to retaining several outside consultants.

ITEM 2.  PROPERTIES

        The Company's corporate headquarters are located in Bethesda, Maryland where it leases office space in an executive office suite. The Company entered into the lease agreement for this property in August 1999. The lease agreement provides for a three-month term, and for an unlimited number of extensions of three months per extension. In addition, the Company has an operating lease for production facility space in Sunnyvale, California. The term of this lease expires in January 2002. In March 1995, the Company assigned its interest in the lease to a third party for the remaining term of the lease. The Company remains liable under the original lease agreement to pay rent and other amounts owed by the assignee if the assignee defaults in payment of these amounts to the landlord. For additional information, see Note 10 of the Notes to Financial Statements contained in Item 7 of this Report and "Forward-Looking Statements-- Obligations Under Prior Laboratory Lease Agreement" contained in Exhibit 99 to this Report.

ITEM 3.  LEGAL PROCEEDINGS

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on December 15, 2000. At the annual meeting, stockholders voted on the following matters: (i) the election of three directors of the Company, each for a one-year term; (ii) an amendment to the Company's certificate of incorporation to change the Company's name from "Alpha 1 Biomedicals, Inc." to "RegeneRx Biopharmaceuticals, Inc."; (iii) an amendment to the Company's certificate of incorporation to increase the number of shares of common stock authorized for issuance from 20,000,000 to 100,000,000; (iv) approval of the Company's 2000 Stock Option and Incentive Plan; and (v) the ratification of the appointment of Reznick Fedder & Silverman, P.C. as the Company's independent auditors.

The vote on the election of directors was as follows:

 Name of Nominee                    For                   Withheld
 ---------------                    ---                   --------
Allan L. Goldstein                17,862,012                98,806
Joseph C. McNay                   17,882,122                98,696
Albert Rosenfeld                  17,882,049                98,769

The vote on the approval of the change of the Company's name was as follows:

   For                    Against           Abstain                     Broker Non-Votes
   ---                    -------           -------                     ----------------
17,897,402                70,291            13,125                              Zero


The vote on the approval of the increase in authorized shares was as follows:

   For                    Against           Abstain                     Broker Non-Votes
   ---                    -------           -------                     ----------------
12,718,070                405,171           13,444                            4,844,133


The vote on the approval of the 2000 Stock Option and Incentive Plan was as follows:

   For                    Against           Abstain                     Broker Non-Votes
   ---                    -------           -------                     ----------------
12,579,136                511,206           46,343                            4,844,133


The vote on the ratification of appointment of auditors was as follows:

   For                    Against           Abstain                     Broker Non-Votes
   ---                    -------           -------                     ----------------
17,923,311                37,514            19,993                              Zero

        PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        In March 2001, the Company's common stock began trading on the OTC Bulletin Board under the symbol RGRX. Prior to that date, and during 2000 and 1999, the Company's common stock traded in the over-the-counter market in the "pink sheets." The Company also has outstanding several classes of warrants to purchase Company common stock for which there is no public market.

        The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by hdvest.com. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                                                  High       Low

For the year ended December 31, 2000:
First Quarter                                     $.45       $.01
Second Quarter                                    $.17       $.09
Third Quarter                                     $.16       $.06
Fourth Quarter                                    $.17       $.04

For the year ended December 31, 1999:
First Quarter                                     $.017      $.01
Second Quarter                                    $.125      $.03
Third Quarter                                     $.05       $.01
Fourth Quarter                                    $.02       $.01


        As of December 31, 2000, there were approximately 1,120 holders of record of the Company's common stock.

        The Company has never paid a cash dividend on its common stock and does not anticipate that any cash dividends will be paid on the common stock in the foreseeable future due to the Company's limited funds for operations.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO OF THE COMPANY CONTAINED IN ITEM 7 OF THIS REPORT. THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE CERTAIN RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND EVENTS MAY DIFFER SIGNIFICANTLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. SEE
EXHIBIT 99, ATTACHED HERETO.

FINANCIAL CONDITION

        The Company's total assets at December 31, 2000 were $499,657, compared with $932,363 at December 31, 1999. This decrease in total assets was primarily due to decreases in the Company's investment in SciClone common stock.

        Cash and cash equivalents increased to $335,421 at December 31, 2000 from $43,387 at December 31, 1999, primarily as a result of sales by the Company of shares of SciClone common stock it received in its royalty sale transaction with SciClone. Investments decreased to $150,691 at December 31, 2000 from $886,122 at December 31, 1999. This change resulted from a decrease in the number of SciClone shares held by the Company and a decrease in the corresponding market value of the remaining shares held by the Company.

        Accounts payable decreased to $109,293 at December 31, 2000 from $273,385 at December 31, 1999, and accrued expenses fell to $29,256 at December 31, 2000 from $58,861 at December 31, 1999. These decreases resulted from payments to vendors, including payments totaling $20,000 in settlement of amounts owed to two vendors with outstanding balances prior to settlement totaling $172,694. The Company's obligations under letter agreements with certain of its other vendors were reduced to $106,912 at December 31, 2000 from $693,394 at December 31, 1999 as a result of settlement of amounts owed to two of such vendors totaling $586,482 in exchange for payments totaling $148,164. Notes payable decreased to $0 at December 31, 2000 from $301,722 at December 31, 1999. This reduction stemmed from the execution of a Mutual Release of Claim Agreement with SciClone whereby SciClone accepted payment of $162,500 in satisfaction of outstanding principal and accrued interest of $325,327.

        Stockholders' equity (deficit) increased to $254,196 at December 31, 2000 from $(394,999) at December 31, 1999. This amount increased primarily because of the decrease in accumulated deficit to $(35,964,159) from ($37,005,591) as a result of net income for 2000 of $1,041,432, offset by the decrease in accumulated other comprehensive income to $83,589 at December 31, 2000 from $483,326 at December 31, 1999.

COMPARISON OF RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2000 AND 1999

        Net Income (Loss). The Company had net income of $1,041,432, or $0.06 per basic and $0.05 per diluted share, for the year ended December 31, 2000, compared with a net loss of $(711,232), or $(0.06) per basic and diluted share, for the year ended December 31, 1999. Net income for 2000 stemmed primarily from the realized gain on sale of investments of $694,931 and a $781,775 extraordinary gain resulting from the negotiation of reductions in amounts owed to certain creditors, explained below. The net loss in 1999 included a realized loss on sale of investments of $582,059. Excluding extraordinary gain, the Company would have earned net income of $259,657, or $0.01 per basic and diluted share, for the year ended December 31, 2000.

        Operating Loss. The Company had an operating loss of $463,430 for the year ended December 31, 2000 compared to an operating loss of $202,166 for the year ended December 31, 1999. This increase in operating loss resulted from an increase in operating expenses for 2000, discussed below. Revenues for the years ended December 31, 2000 and 1999 were zero. As noted below, under "--Liquidity and Capital Resources," the Company does not anticipate it will generate revenues in the foreseeable future.

        Operating expenses in 2000 totaled $463,430, compared to $202,166 in 1999. This increase was attributable primarily to the Company's resumption of operations in August 1999 following the suspension of operations in September 1998. Operating expenses are comprised of research and development expenses, which were $64,795 for 2000 and $1,276 for 1999, and general and administrative expenses, which were $398,635 for

2000 and $200,890 for 1999. Research and development expenses increased, as no research and development activities were conducted while operations were suspended during the first three quarters of 1999. General and administrative expenses also increased as a result of the resumption of operations and the corresponding increase in consulting and professional fees.

        The Company expects that its operating losses will continue in 2001, since as with 2000 and 1999, the Company does not anticipate it will generate any revenues in 2001.

        Other Income (Expense) and Extraordinary Item. Gains on the sale of royalty rights for 1999 were $89,589, representing the market value of shares of SciClone common stock received by the Company in 1999 pursuant to its royalty sale agreement with SciClone, compared to zero for 2000. Realized gain (loss) on sales of investments for 2000 and 1999 were $694,931 and $(582,059), respectively, representing gains and losses from the sale of SciClone shares received in the royalty sale transaction. Other income of $10,000 in 2000 was related to payments made by the President of the Company on a note receivable that has been fully reserved as a doubtful collection.

        Interest income for 2000 and 1999 was $18,699 and $18, respectively. Interest expense for 2000 and 1999 was $0 and $15,925, respectively, representing amounts owed to certain of the Company's lenders in 1999. As explained below, under "--Liquidity and Capital Resources," during 2000, the Company renegotiated payments to vendors that resulted in an extraordinary gain of $618,948. The Company also entered into an agreement with SciClone that resulted in a forgiveness of debt. The reduction of debt of $162,827 was recognized in 2000 as an extraordinary gain.

        Income Taxes. At December 31, 2000, the Company had net operating loss, capital loss and research and development tax credit carryforwards of approximately $35 million, $800,000, and $600,000, respectively, for income tax purposes which expire in various years through 2020. Certain substantial changes in the Company's ownership would result in an annual limitation on the amount of the net operating loss carryforwards which can be utilized.

        The Company has provided a full valuation allowance for deferred tax assets since realization of these future benefits cannot be reasonably assured as a result of recurring operating losses. For years in which the Company is profitable, these deferred tax assets are available to offset income tax liabilities and expense, subject to certain limitations.

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception in 1982, the Company's activities have consisted of conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of products for research, testing and clinical trials. The Company's accumulated deficit of $35,964,159 through December 31, 2000 has been funded primarily by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by the Company, limited product sales and royalties, and the sale of royalty rights.

        The Company continues its development program for T(beta)4, and has no products that have received regulatory approval. The Company has not generated significant revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. During 2000 and 1999, the Company earned no revenues. The Company will require substantial funding in order to complete its research and development activities and to manufacture and market any products which the Company intends to develop.

        Aside from its existing balance of cash, the only significant readily available source of funds the Company had during 2000 and 1999 was its ability to sell the shares of SciClone common stock that it owned. Throughout 2000 and 1999, the Company sold shares of SciClone common stock to fund operations and pay outstanding liabilities. Under the acquisition agreement with SciClone, sales were restricted to a maximum of 50,000 shares monthly; this restriction lapsed in 1999. During 1999, prior to the retention of the Company's current management consultants, a total of 324,327 shares were sold, resulting in cash proceeds of $512,429 and a realized loss on the sales of $582,059. During 2000, a total of 107,000 shares were sold, resulting in cash proceeds of $1,030,625 and a realized gain on sale of investments $694,931. In February 2001 the Company sold all 37,673 remaining shares of SciClone common stock for cash proceeds totaling $241,883.

        In 1998, in connection with its TA1 royalty sale agreement with SciClone, the Company was loaned approximately $350,000 by SciClone, to be repaid in several installments following the closing of the transaction. These advances were secured by shares of SciClone common stock having a market value equal to the principal amount of the loans and were intended to assist the Company in funding its operations pending the closing of the transaction. As noted under "Item 1. Description of Business--Previous Commercial Development-Thymosin Alpha 1," the Company defaulted in its obligation to repay these loans, and paid SciClone $162,500 in settlement of all amounts owed in February 2000.

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

        In 2000, the Company entered into settlement agreements with several of its creditors. Pursuant to the settlement agreements, liability balances totaling $759,176 at December 31, 1999 were settled for payments in the aggregate of $168,164. As noted above under "Comparison of Results of Operations for Years Ended December 31, 2000 and 1999," this included payments totaling $148,164 to two vendors with whom the Company had letter agreements in settlement of amounts owed to such vendors totaling $586,482, and payments totaling $20,000 to two other vendors in settlement of amounts owed to such vendors totaling $172,694. In connection with the settlement agreement with one creditor, the Company's supplier of T(beta)4 for wound-healing studies to which the Company was indebted approximately $529,000, the Company paid a deposit of $50,000 for a commitment to purchase $100,000 of T(beta)4. Pursuant to the agreement with this creditor, the $50,000 balance of the purchase price became due in 2001 as a result of the Company's obtainment of an exclusive license from the NIH under the patent application filed in connection with the wound-healing study. See "Item 1. Business--Manufacturing." The Company also paid this creditor $125,000 as repayment and settlement in full of the $529,000 amount owed.

        Currently, there are two other outstanding obligations to vendors which are under dispute. Amounts owed to these vendors totaled approximate $65,000 at December 31, 2000 and no payments have been made to such vendors since that date.

        Cash balances at December 31, 2000 and 1999 were $335,421 and $43,387, respectively. Investment balances at December 31, 2000 and 1999 were $150,691 and $886,122, respectively, and consisted solely of shares of SciClone common stock. Although no assurance can be given, the Company believes that its cash balances, together with its other readily available sources of funds, will be sufficient to sustain current operations through January 1, 2002. If substantial additional funding is not obtained by that point, the Company will likely be forced to again suspend or discontinue operations.

        The effect of inflation and changing prices on the continuing operations of the Company is not expected to be significant.

ITEM 7.        FINANCIAL STATEMENTS


                      [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors
RegeneRx Biopharmaceuticals, Inc.


        We have audited the accompanying balance sheets of RegeneRx Biopharmaceuticals, Inc. (formerly Alpha 1 Biomedicals, Inc.) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2000 and 1999, the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Reznick Fedder & Silverman

Bethesda, Maryland
March 6, 2001

                        RegeneRx Biopharmaceuticals, Inc.
                      (formerly Alpha 1 Biomedicals, Inc.)

                                 BALANCE SHEETS

                           December 31, 2000 and 1999


                                                                           2000               1999
                                                                      ------------       ------------
                                              ASSETS

Current assets
      Cash and cash equivalents                                       $    335,421       $     43,387
      Investments                                                          150,691            886,122
      Other current assets                                                   8,000                 --
                                                                      ------------       ------------

            Total current assets                                           494,112            929,509

Fixed assets, net                                                            1,158              1,889
Due from related party, net of allowance                                     4,387                965
                                                                      ------------       ------------

            Total assets                                              $    499,657       $    932,363
                                                                      ============       ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
      Accounts payable                                                $    109,293       $    273,385
      Accrued expenses                                                      29,256             58,861
      Notes payable                                                             --            301,722
      Letter agreements with vendors                                       106,912            693,394
                                                                      ------------       ------------

            Total current liabilities                                      245,461          1,327,362
                                                                      ------------       ------------

Commitments                                                                     --                 --

Stockholders' equity (deficit)
      Preferred stock, $.001 par value per share,
       1,000,000 authorized; no shares issued                                   --                 --
      Common stock, par value $.001 per share,
       100,000,000 shares authorized; 19,477,429 and  11,977,429
         issued and outstanding                                             19,477             11,977
      Additional paid-in capital                                        36,415,289         36,115,289
      Accumulated deficit                                              (35,964,159)       (37,005,591)
      Stock subscriptions                                                 (300,000)                --
      Accumulated other comprehensive income                                83,589            483,326
                                                                      ------------       ------------

            Total stockholders' equity (deficit)                           254,196           (394,999)
                                                                      ------------       ------------

            Total liabilities and stockholders' equity (deficit)      $    499,657       $    932,363
                                                                      ============       ============


   The accompanying notes are an integral part of these financial statements.

                        RegeneRx Biopharmaceuticals, Inc.
                      (formerly Alpha 1 Biomedicals, Inc.)

                            STATEMENTS OF OPERATIONS

                     Years ended December 31, 2000 and 1999


                                                                       2000               1999
                                                                  ------------       ------------

Revenues                                                          $         --       $         --

Expenses
     Research and development                                           64,795              1,276
     General and administrative                                        398,635            200,890
                                                                  ------------       ------------

Total expenses                                                         463,430            202,166
                                                                  ------------       ------------

Operating loss                                                        (463,430)          (202,166)

Interest income                                                         18,699                 18
Other income                                                            10,000                 --
Gain on sale of royalty rights                                              --             89,589
Realized gain (loss) on sale of investments                            694,931           (582,059)
Interest expense                                                            --            (15,925)
Other expense                                                             (543)              (689)
                                                                  ------------       ------------

Total other income (expense)                                           723,087           (509,066)
                                                                  ------------       ------------

Income (loss) before extraordinary items                               259,657           (711,232)

Extraordinary item - settlement of vendor payables                     618,948                 --
Extraordinary item - settlement of note payable and interest           162,827                 --
                                                                  ------------       ------------

Net income (loss)                                                 $  1,041,432       $   (711,232)
                                                                  ============       ============

Basic and diluted income (loss) per common share
     before extraordinary items                                   $       0.01       $      (0.06)
                                                                  ------------       ------------

Extraordinary items - settlements of payables and debt
     Basic                                                        $       0.05       $         --
                                                                  ------------       ------------
     Diluted                                                      $       0.04       $         --
                                                                  ------------       ------------

Basic net income (loss) per common share                          $       0.06       $      (0.06)
                                                                  ============       ============

Diluted net income (loss) per common share                        $       0.05       $      (0.06)
                                                                  ============       ============

Weighted average number
 of common shares outstanding                                       18,852,429         11,977,429
                                                                  ============       ============


   The accompanying notes are an integral part of these financial statements.

                        RegeneRx Biopharmaceuticals, Inc.
                      (formerly Alpha 1 Biomedicals, Inc.)

                            STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2000 and 1999


                                                                                  2000              1999
                                                                              -----------       -----------
Cash flows from operating activities:
      Net income (loss)                                                       $ 1,041,432       $  (711,232)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Settlement of vendor payables                                           (618,948)               --
         Settlement of note payable and accrued interest                         (162,827)               --
         Gain on sale of royalty rights                                                --           (89,589)
         Realized (gain) loss on sale of investments                             (694,931)          582,059
         Stock issued for consulting services                                       7,500                --
         Stock option compensation                                                     --           150,000
         Depreciation                                                                 731               305
         Changes in operating assets and liabilities:
             Increase in other current assets                                      (8,000)               --
             (Increase) decrease in due from related party                         (3,422)            1,232
             Decrease in accounts payable                                        (131,626)         (276,095)
             Decrease in accrued expenses                                          (6,000)          (35,902)
                                                                              -----------       -----------

                Net cash used in operating activities                            (576,091)         (379,222)
                                                                              -----------       -----------

Cash flows from investing activities:
      Purchase of fixed assets                                                         --            (2,194)
      Proceeds from sale of investments                                         1,030,625           512,429
                                                                              -----------       -----------

                Net cash provided by investing activities                       1,030,625           510,235
                                                                              -----------       -----------

Cash flows from financing activities:
      Principal payments of notes payable                                        (162,500)          (90,324)
                                                                              -----------       -----------

                Net cash used in financing activities                            (162,500)          (90,324)
                                                                              -----------       -----------

                Net increase in cash and cash equivalents                         292,034            40,689

Cash and cash equivalents at beginning of period                                   43,387             2,698
                                                                              -----------       -----------

Cash and cash equivalents at end of period                                    $   335,421       $    43,387
                                                                              ===========       ===========

Supplemental disclosure of cash transactions:
      Cash paid for interest                                                  $        --       $       400
                                                                              ===========       ===========

Supplemental disclosure of significant noncash investing and financing activities:
      Unrealized (loss) gain on sale of investments                           $  (399,737)      $ 1,446,149
                                                                              ===========       ===========

      Issuance of common stock for subscription receivable                    $   300,000       $        --
                                                                              ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        RegeneRx Biopharmaceuticals, Inc.
                      (formerly Alpha 1 Biomedicals, Inc.)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                     Years ended December 31, 2000 and 1999


                                           Common stock                Additional
                                   -----------------------------        paid-in       Accumulated          Stock
                                      Shares           Amount           capital         deficit         Subscriptions
                                   ------------     ------------     ------------     ------------      -------------

Balance, December 31, 1998           11,977,429     $     11,977     $ 35,965,289     $(36,294,359)     $         --

Unrealized gain on investments               --               --               --               --                --

Stock options issued                         --               --          150,000               --                --

Net loss                                     --               --               --         (711,232)               --

                                   ------------     ------------     ------------     ------------      ------------
Balance, December 31, 1999           11,977,429           11,977       36,115,289      (37,005,591)               --
                                   ------------     ------------     ------------     ------------      ------------


Unrealized loss on investments               --               --               --               --                --

Issuance of Common Stock              7,500,000            7,500          300,000               --          (300,000)

Net income                                   --               --               --        1,041,432                --

                                   ------------     ------------     ------------     ------------      ------------
Balance, December 31, 2000           19,477,429     $     19,477     $ 36,415,289     $(35,964,159)     $   (300,000)
                                   ============     ============     ============     ============      ============


                                   Accumulated Other        Total
                                     Comprehensive      stockholders'
                                     income (loss)     equity (deficit)
                                   -----------------   ----------------

Balance, December 31, 1998           $   (962,823)     $ (1,279,916)

Unrealized gain on investments          1,446,149         1,446,149

Stock options issued                           --           150,000

Net loss                                       --          (711,232)

                                     ------------      ------------
Balance, December 31, 1999                483,326          (394,999)
                                     ------------      ------------


Unrealized loss on investments           (399,737)         (399,737)

Issuance of Common Stock                       --             7,500

Net income                                     --         1,041,432

                                     ------------      ------------
Balance, December 31, 2000           $     83,589      $    254,196
                                     ============      ============


   The accompanying notes are an integral part of these financial statements.

                        RegeneRx Biopharmaceuticals, Inc.
                      (formerly Alpha 1 Biomedicals, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

1. ORGANIZATION AND BUSINESS

Organization and Nature of Operations

    RegeneRx Biopharmaceuticals, Inc. (formerly Alpha 1 Biomedicals, Inc.) (the "Company"), a Delaware corporation, was incorporated in 1982. The Company operates predominantly in a single industry segment, the biotechnology industry, which consists of researching and developing new pharmaceutical products for the treatment of diseases or conditions that arise as a result of immune system disorders, including chronic viral infections, cancer and autoimmune disease.

    In early 1996, the Company substantially halted its development program and all other research and currently has no products that have received regulatory approval. During 1997, the Company entered into a Material Transfer Agreement - Cooperative Research and Development Agreement ("MTA-CRADA") with the National Institutes of Health ("NIH"), pursuant to which an NIH investigator used Thymosin beta 4, provided by the Company, in several studies including clinical trials, for the treatment of non-healing wounds. In exchange for providing the product and other data, the Company received an option to elect to negotiate for an exclusive or non-exclusive commercialization license from NIH pursuant to a patent application filed by NIH in 1998. The Company's option expired on February 11, 1999. The Company's President is a co-inventor on the patent application filed by the NIH. As a result, he had an equal, undivided interest in the intellectual property described in the patent which he subsequently assigned to the Company on May 1, 2000, resulting in full but non-exclusive rights to the Company. On February 6, 2001, the Company signed an exclusive licensing agreement with NIH whereby the Company obtained an exclusive world-wide license to Thymosin beta 4 as a wound-healing drug. In exchange for the exclusive license, the Company must make certain royalty and milestone payments to the NIH.

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

                        RegeneRx Biopharmaceuticals, Inc.
                      (formerly Alpha 1 Biomedicals, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


    1.  ORGANIZATION AND BUSINESS (Continued)

    In August 1999, the Company contracted with a group of four consultants, including the President of the Company, to advise the Company on the most viable approaches for resuming business operations, including raising capital and funding research and development. At that time the Company resumed operations. The consultants each received consideration in the form of 1,875,000 stock options, exercisable at its fair market value of $.04 per share. Currently, two consultants receive monthly fees of $5,000 and $8,000 for assistance with the Company's management and operations.

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

    Cash and Cash Equivalents

    The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

    Fixed Assets

    Fixed assets are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs which do not significantly prolong the useful lives of the assets are charged to expense. Depreciation is computed using the straight-line method over the estimated useful lives of two to ten years.

    Investments

    Investments consist of shares of SciClone Common Stock, which have been classified as available for sale securities. Available-for-sale securities are stated at fair value, and unrealized gains and losses are reported as a separate component of stockholders' equity.

                        RegeneRx Biopharmaceuticals, Inc.
                      (formerly Alpha 1 Biomedicals, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Comprehensive Income

    The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income (loss) adjusted for changes in unrealized gains or losses on the Company's available-for-sale securities. Changes in accumulated other comprehensive income (loss) are recorded directly to stockholders' equity (deficit) and do affect the net income
    (loss) or cash flow of the Company.

    Net comprehensive income for the years ended December 31, 2000 and 1999 consists of the following components, net of taxes:

                                                                     2000            1999
                                                                --------------  --------------

    Net income (loss)                                           $  $1,041,432   $    (711,232)

    Net unrealized gain (loss) arising
    during period on available-for-sale securities                   (399,737)      1,446,149
                                                                -------------   -------------

    Net comprehensive income                                    $     641,695   $     734,917
                                                                -------------   -------------

    Revenue Recognition

    The Company will recognize revenue from royalties and sales when received. The Company will recognize consulting revenue as the consulting services are performed.

    Research and Development

    Research and development costs are expensed as incurred. Research and development performed by third parties is expensed based upon the third party's stage of product development.

    Income Taxes

    The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying and tax bases of assets and liabilities. A valuation allowance is recorded if, based upon the evidence available, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

    Letter Agreements with Vendors

    During 1996, the Company entered into four separate letter agreements with vendors which allowed the Company to defer payments of current obligations. The four letter agreements were due on demand, but stipulated that a percentage of future royalties received from SciClone would be used to pay down their obligation. In January and February 1998, the Company entered into amended agreements with the four companies, subject to the completion of the royalty sale transaction with SciClone (see note 4), which would accelerate payments due. In consideration for the acceleration of payments, the vendors agreed to reduce the Company's aggregate obligation, including accrued interest, from $1,559,756 to $902,000, which the Company agreed to pay from the proceeds of the sale of the shares of SciClone Common Stock received under the Acquisition Agreement (see note 1). Due to the decrease in value of the SciClone Common Stock and discontinuance of operations during 1998 and 1999, the Company was unable to maintain the payment schedule outlined in the agreements discussed above. During 2000, the Company renegotiated its letter agreements with two of the vendors whereby liabilities of $586,482 were settled in full for payments totaling $148,164. In connection with one settlement agreement, one creditor was paid $50,000 for a future commitment to purchase $100,000 of Thymosin Beta 4. In addition, the Company entered into settlement agreements with two additional vendors with outstanding balances of $172,694 for payments totaling $20,000. There were three other accounts payable items in the amount of $27,936 that were written off in 2000. As of December 31, 2000, $106,912 remain payable to these vendors.

                        RegeneRx Biopharmaceuticals, Inc.
                      (formerly Alpha 1 Biomedicals, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Fair Value of Financial Instruments

    The estimated fair values of the Company's cash and cash equivalents, due from related party, accounts payable, letter agreements with vendors, accrued expenses and notes payable approximate their carrying values, due to their short-term nature.

    Financial Risks

    The Company's investment in available-for-sale securities consist of SciClone Common Stock which has been used to fund operations during 2000. The Company had 37,673 shares of SciClone Common Stock at December 31, 2000 (see note 3), which are subject to market conditions and price fluctuations. In February 2001 the Company sold all 37,673 remaining shares of SciClone Common Stock for cash proceeds totaling $241,883.

    As of December 31, 2000, substantially all funds are held in one financial institution and the balance exceeds the federally insured limits. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents.

    Earnings (loss) Per Share

                                                                 2000             1999
                                                            ------------     ------------

Net income (loss) available for common shareholders (A)     $  1,041,432     $   (711,232)
                                                            ============     ============

Average outstanding:
        Common stock (B)                                      18,852,429       11,977,429
        Stock options and warrants                               360,000
                                                            ------------     ------------

Common stock and stock equivalents (C)                        19,212,429       11,977,429
                                                            ============     ============

Earnings (loss) per share:
        Basic (A/B)                                         $        .06     $       (.06)
        Diluted (A/C)                                       $        .05     $       (.06)

    Unexercised stock options and warrants, which were previously granted, to purchase 996,666 and 8,856,666 shares of the Company's common stock as of December 31, 2000 and 1999, respectively, were not included in the computations of diluted earnings per share because the options and warrants' exercise prices were greater than the average market price of the Company's common stock during the respective period.

                        RegeneRx Biopharmaceuticals, Inc.
                      (formerly Alpha 1 Biomedicals, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Stock Based Compensation

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

3.      INVESTMENTS

    The following is a summary of the Company's investments as of December 31, 2000 and 1999:

                                                  Gross
                               Amortized       unrealized        Estimated
                                  cost            gains         fair value
                             -------------   --------------   --------------
          2000
-------------------------
   Equity securities         $     67,103    $      83,588    $     150,691
                             =============   ==============   ==============

          1999
-------------------------
   Equity securities         $    402,796    $     483,326    $     886,122
                             =============   ==============   ==============

4.      SALE OF ROYALTY RIGHTS

    On December 17, 1997, the Company entered into the Acquisition Agreement with SciClone, pursuant to which the Company agreed to sell to SciClone its right to receive from SciClone royalties on the future sales of Thymosin alpha 1. In exchange, during 1997 at initial settlement, $65,000 cash was received. In October 1998, additional consideration was received at closing that included $65,000 cash and 444,115 shares of SciClone stock, valued at $4.053 per share, and the potential to receive a maximum of 155,885 additional shares of SciClone stock based on the stock's market value. The additional shares were contingent upon the average closing sales price of the SciClone Common Stock at certain predetermined dates. An additional 50,297 and 105,588 shares of SciClone Common Stock, were received in 1999 and 1998, respectively.

    In addition to the Acquisition Agreement, SciClone made advances to the Company totaling $350,000 (see note 8).

                        RegeneRx Biopharmaceuticals, Inc.
                      (formerly Alpha 1 Biomedicals, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

4.      SALE OF ROYALTY RIGHTS (Continued)

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

    Throughout 1999 and 2000, the Company sold shares of SciClone Common Stock to fund operations and pay outstanding liabilities. Under the Acquisition Agreement, sales were restricted to a maximum of 50,000 shares monthly. During 1999, a total of 324,327 shares were sold, resulting in cash proceeds of $512,429 and a realized loss on the sales of $582,059. During 2000, a total of 107,000 shares were sold, resulting in cash proceeds of $1,030,625 and a realized gain on the sales of $694,931. As of December 31, 2000 and 1999, the Company held a total of 37,673 and 144,673 shares, respectively, of SciClone Common Stock with a fair value of $150,691 and $886,122, respectively.

5.  PROPRIETARY RIGHTS AND LICENSES

    The Company held certain proprietary rights to Thymosin beta 4 in the United States under a Commercial Text Agreement ("CTA") between the Company and Hoffman-LaRoche, Inc. and its foreign affiliate ("HLR") effective September 15, 1982. Pursuant the CTA, the Company was obligated to pay HLR a royalty of 8% on commercial sales (or 4% of commercial sales, if the FDA approved Thymosin beta 4 for sale by a competitor). The CTA was amended by an agreement ("Amendment Agreement") dated August 6, 1991 whereby the Company's royalty obligation would extend to the latter of expiration of the U.S. Patents that are the subject of the obligation, or any continuation, continuation in part, division or reissue thereof, or ten (10) years from the date of the first commercial sale of Thymosin beta 4. The U.S. Patents identified in the CTA and Amendment Agreement have all expired and no continuation, continuation in part, division or reissue thereof has occurred nor has there been any commercial sale of Thymosin beta 4. As of December 31, 2000, the Company no longer has any obligations under this agreement.

    The Company also has a worldwide license to certain uses of Thymosin beta 4 under a research agreement with George Washington University ("GWU") under which the Company is obligated to pay GWU a royalty of 4% on commercial sales. No such royalties have been incurred or paid as of December 31, 2000.

                        RegeneRx Biopharmaceuticals, Inc.
                      (formerly Alpha 1 Biomedicals, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

6.      RELATED PARTIES

    In 1994, the Company entered into a note receivable agreement with the President of the Company, covering a loan of $149,000 due December 30, 1994, which accrued interest at the prime rate calculated monthly. The loan was repaid on January 1, 1995, in part with the proceeds of an unsecured second loan to the President from the Company in the amount of $115,617. The second loan has an interest rate of 11.5% and was to be repaid in 36 equal monthly installments. In February 1996, the terms of the loan were amended to provide for the suspension of installment payments for 12 months, but with interest continuing to accrue. In March 1997 and December 1997, the terms of the loan were further amended to suspend installment payments an additional nine and twelve months, respectively, with interest continuing to accrue through December 31, 1997. During 2000, a payment plan between the President and the Company was instituted whereby $2,000 of the monthly consulting fee of $5,000 (see below) is withheld as repayment of the note. Payments on the note receivable are recognized as income by the Company when received and a total of $10,000 in payments were received in 2000. As of December 31, 2000, the outstanding balance on the loan was $59,674, which has been fully reserved.

    The President serves the Company as a consultant for which he is paid a monthly consulting fee of $5,000. In addition to his position with the Company, the President is also Chairman of the Department of Biochemistry and Molecular Biology at GWU. The Company has not funded any research personally conducted by the President, and anticipates that any future funding, if any, will also be limited to research projects performed by principal investigators at GWU other than the President. No funding was provided during 1999 or 2000.

7.      COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

    Fixed assets consist of the following:

                                                              December 31,
                                                     -------------------------------
                                                          2000             1999
                                                     --------------   --------------

     Furniture and equipment                         $      3,123     $      3,123
     Less accumulated depreciation                          1,965            1,234
                                                     --------------   --------------

                                                     $      1,158     $      1,889
                                                     ==============   ==============


    Accrued expenses consist of the following:

                                                               December 31,
                                                     -------------------------------
                                                          2000             1999
                                                     --------------   --------------

     Interest                                        $          -     $     23,605
     Directors fees                                         9,082           27,832
     Professional fees                                     12,750                -
     Other                                                  7,424            7,424
                                                     --------------   --------------
                                                     $     29,256     $     58,861
                                                     ==============   ==============

                        RegeneRx Biopharmaceuticals, Inc.
                      (formerly Alpha 1 Biomedicals, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

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

    In June 1997, the Company entered into an agreement with an unrelated third party to provide financial advisory services. The agreement stipulated compensation for services to be performed at $10,000 and warrants to purchase 360,000 shares of the Company's Common Stock. The warrants became exercisable one year after the date of grant at a price equal to the 20-day average price per share for the period immediately prior to the grant date. The warrants expire five years subsequent to the grant date. As of December 31, 2000, $7,424 remains payable to the third party.

    Notes Payable and Warrants

    During October 1997, the Company received a $60,000 unsecured loan bearing interest of 8% per annum. The note was paid in full during 1999, including accrued interest. Additionally, during July 1997, the Company received a $50,000 unsecured loan from an individual to provide additional operating capital. The terms of the loan agreement provided for repayment within six months with interest at the rate of 8% per annum. Additionally, the noteholder received a warrant to purchase 100,000 shares of the Company's Common Stock at $.13 per share. The warrant has a term of five years. In January 1998, the terms of the note were amended to provide for monthly repayment of the loan in equal amounts from January through June 1998. In consideration of the amended terms, the noteholder received an additional warrant to purchase 41,666 shares of the Company's Common Stock at $.13 per share with a term of five years. The note principal and accrued interest was repaid in full during 1998 and, as of December 31, 2000, none of the warrants have been exercised.

    In conjunction with the Acquisition Agreement (see note 4), the Company entered into a note agreement with SciClone in which the Company received advances totaling $350,000. Under the note agreement, interest accrued at the rate of 8% per annum and, as of December 31, 1999, there was outstanding principal and accrued interest of $301,722 and $23,605, respectively. In January 2000, the Company and SciClone entered into a Mutual Release of Claim Agreement where SciClone would accept a one-time payment of $162,500 in satisfaction of outstanding principal and accrued interest. This payment was made in February 2000 and resulted in a forgiveness of debt of $162,827. SciClone returned to the Company the remaining 69,085 shares of SciClone stock held as collateral under the note agreement.

    Shareholders Rights Plan

    In April 1994, the Board of Directors adopted a Shareholders Rights Plan, pursuant to which it declared a dividend distribution of one Preferred Stock Purchase Right ("Right") for each outstanding share of Common Stock. The dividend distribution was payable to stockholders of record at the close of business April 29, 1994.

                        RegeneRx Biopharmaceuticals, Inc.
                      (formerly Alpha 1 Biomedicals, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

8.      NOTES PAYABLE AND STOCKHOLDERS' EQUITY (Continued)

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

    Stock Based Compensation

    The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price on the Company's Common Stock at the date of the grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. Generally, the Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's Common Stock on the grant date. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." The fair value accounting requirement of SFAS No. 123 had no effect on the Company's net earnings
    (loss) and basic and diluted net earnings (loss) per share, for the years ended December 31, 2000 and 1999.

    2000 Stock Option and Incentive Plan

    During 2000, a Stock Option and Incentive Plan was approved under which a Board of Directors committee may grant options to purchase shares of common stock of the Company up to 1,000,000 shares. The number of options that can be granted may increase based on shares repurchased by the Company or surrendered to the Company in payment of the exercise prices of options granted under the plan. Options may be granted only to directors, officers or employees of or consultants or advisors to the Company and options granted to any participant cannot exceed 100,000 shares in any one year. The exercise price of the options are to be determined by the plan committee but shall never be less than the fair market value of the Common Stock on the date of the grant. As of December 31, 2000, there were no options outstanding under the plan.

                        RegeneRx Biopharmaceuticals, Inc.
                      (formerly Alpha 1 Biomedicals, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

8.      NOTES PAYABLE AND STOCKHOLDERS' EQUITY (Continued)

    Directors Stock Option Plan

    The Directors Stock Option Plan was adopted by the Board of Directors and approved by the stockholders in 1987. Under the Plan, options to purchase 10,000 shares of Common Stock are granted automatically to each person who becomes a director after April 10, 1987, and who, at the time such person becomes a director, is not an employee of the Company. Options granted under the Plan have an exercise price per share equal to the fair market value of the Common Stock on the date of the grant. In 1992, the Plan was amended, with the approval of stockholders at the 1992 Annual Meeting (i) to add an automatic annual grant to each non-employee director of an option to purchase 5,000 shares of Common Stock if the individual is re-elected as a Director at the Annual Meeting, and (ii) to increase to 200,000 the number of shares of Common Stock issuable under the Plan. Options granted under the Plan have a ten-year term and become exercisable in 20% increments beginning on the date of the grant and on each anniversary date thereafter. The Plan expired in 1997. As of December 31, 2000, 30,000 options were outstanding under the plan.

    1986 Incentive Stock Option Plan and 1987 Non-Qualified Stock Option Plan

    On January 7, 1997, the Board of Directors approved a resolution to grant stock options to officers and employees of the Company. A total of 1,388,120 options were granted to four individuals under two stock option plans. The options were exercisable at the closing price of the Company's stock on January 6, 1997. A total of 813,160 options were granted under the 1986 Incentive Stock Option Plan. None of these options were exercised and all 813,160 options expired in 1998. Under the 1987 Non-Qualified Stock Option Plan, 574,960 options were granted and all expired unexercised in 1999.

    Options, Warrants and Rights Outstanding And Exercisable

    The following table summarizes the Company's stock options, warrants and rights activity for 1998, 1999 and 2000:

                                                                                 Weighted
                                                                                  average
                                               Number           Exercise         exercise
                                              of shares       price range          price
                                            --------------   ---------------   --------------
    Outstanding, December 31, 1997             2,702,793    $0.10 to $16.25     $         1.7
    Granted in 1998                              401,666      0.04 to 0.13                0.0
    Terminated in 1998                        (1,077,433)    0.13 to 16.25                1.6
                                            --------------  ---------------    --------------

    Outstanding, December 31, 1998             2,027,026      0.04 to 15.00               1.9
    Granted in 1999                            7,500,000           0.04                   0.0
    Terminated in 1999                          (670,360)     0.13 to 16.25               1.7
                                            --------------   ---------------   --------------

    Outstanding, December 31, 1999             8,856,666      0.04 to 10.50               0.0
    Exercised                                 (7,500,000)          0.04                   0.0

    Terminated                                         -            -                     -
                                            --------------   ---------------   --------------
    Outstanding December 31, 2000              1,356,666     $0.04 to $10.50    $         0.2
                                            ==============   ===============   ==============

                        RegeneRx Biopharmaceuticals, Inc.
                      (formerly Alpha 1 Biomedicals, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

8.      NOTES PAYABLE AND STOCKHOLDERS' EQUITY (Continued)

    Options, Warrants and Rights Outstanding And Exercisable

    The following table summarizes information about the options, warrants and rights outstanding at December 31, 2000:

                                                                  Options, warrants and
                   Options, warrants and rights outstanding        rights exercisable
                  -------------------------------------------   --------------------------
                                  Weighted-
                                   average
                                  remaining       Weighted                       Weighted
  Range of                       contractual       average                       average
  exercise          Number          life          exercise         Number        exercise
   prices         outstanding      (Years)          price       outstanding       price
--------------    -----------    ------------    ------------   ------------    ----------
    $9.50             10,000         1.3         $     9.50         10,000      $     9.50
    10.50             10,000         2.3              10.50         10,000           10.50
0.10 to 0.53         976,666         5.8               0.11        976,666            0.11
    0.04             360,000         2.5               0.04        360,000            0.04
                  -----------                                   ------------

                   1,356,666                                     1,356,666
                  ===========                                   ============

    At December 31, 2000, 1,356,666 options, warrants and rights with an average exercise price of $0.23 per share, were exercisable.

    At December 31, 1999, 8,856,666 options, warrants and rights with an average exercise price of $0.07 per share, were exercisable.

    In August 1999, the Company granted 7,500,000 options, at an exercise price of $0.04. All 7,500,000 of these options were exercised in 2000 with payment in the form of four subscription notes receivable agreements totaling $300,000 and consulting services valued at $7,500. The notes bear interest at the rate of 6.09% with interest paid quarterly. The Company earned interest income of $17,966 on these notes and as of December 31, 2000, there is a stock subscription receivable of $300,000 and interest receivable of $3,423. The notes mature in February 2003.

                        RegeneRx Biopharmaceuticals, Inc.
                      (formerly Alpha 1 Biomedicals, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

9.      INCOME TAXES

    Income tax expense for the year ended December 31, 2000 consists of the following:

Income tax currently payable                          $     388,000
Utilization of capital loss carryforward                   (253,000)
Utilization of NOL carryforward                            (135,000)
                                                      ---------------

Income tax provision                                  $           -
                                                      ===============


    Deferred tax assets are comprised of the following:

                                                        December 31,       December 31,
                                                            2000               1999
                                                       ---------------    ---------------

Net operating loss carryforwards                       $   13,126,000     $   13,261,000
Capital loss carryforward                                     288,000            541,000
Research and development tax credit                           614,000            614,000
                                                       ---------------    ---------------
                                                           14,028,000         14,416,000
Valuation allowance                                       (14,028,000)       (14,416,000)
                                                       ---------------    ---------------

Net deferred tax assets                                $            -     $            -
                                                       ===============    ===============


    The Company has provided a full valuation allowance for deferred tax assets since realization of these future benefits cannot be reasonably assured as a result of recurring operating losses. If the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense, subject to certain limitations.

    At December 31, 2000, the Company had net operating loss, capital loss and research and development tax credit carryforwards of approximately $35 million, $.8 million and $.6 million, respectively, for income tax purposes which expire in various years through 2020. Certain substantial changes in the Company's ownership would result in an annual limitation on the amount of the net operating loss carryforwards which can be utilized.

                        RegeneRx Biopharmaceuticals, Inc.
                      (formerly Alpha 1 Biomedicals, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

10.     COMMITMENTS

    Leases

    In August 1999, the Company entered into an agreement to lease office space in Bethesda, Maryland. The lease was for a period of three months and expired on November 30, 1999. Under the terms of the lease agreement, the lease automatically renews upon expiration for an additional three months, unless either the Company or the lessor provides notice of termination of the lease 60 days prior to expiration. The Company's rent expense for 2000 and 1999 was $9,859 and $7,074, respectively. The Company has an operating lease (the "Master Lease") for a production facility space in Sunnyvale, California, which expires in January 2002. The Sunnyvale lease was assigned to a third party in March 1995 on the same terms for the remaining term of the Master Lease. The assignment is subordinate to the Master Lease and the Company is still liable under the terms of the Master Lease. Under the Master Lease, future minimum lease payments are as follows:

                      Year ending December 31, 2001    $   393,032
                                               2002         33,650
                                                       -------------

                                                       $   426,682
                                                       =============

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

---------------------------------------------------------------------------------
     Name, Year First                        Principal Occupation and
Became Director of Company      Age             Business Experience
---------------------------------------------------------------------------------
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

---------------------------------------------------------------------------------

Joseph C. McNay, 1987           66   Chairman and Director of Essex Investment
                                     Management Company, Inc., a registered
                                     investment advisor, from 1976 to present;
                                     Director of Softech, Inc. and MPSI System,
                                     Inc.
---------------------------------------------------------------------------------

Albert Rosenfeld, 1982          79   Secretary - Treasurer of the Company from
                                     1999 to present; Consultant on Future
                                     Programs for March of Dimes Birth Defect
                                     Foundation from 1973 to present; Adjunct
                                     Professor, Department of Human Biological
                                     Chemistry and Genetics at University of
                                     Texas Medical Branch, from 1974 to 1998;
                                     frequent author and lecturer on scientific
                                     matters.
---------------------------------------------------------------------------------

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

        To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2000, all
Section 16(a) filing requirements applicable to the Company's executive officers and directors during 2000 were met except for the inadvertent failure to report on Form 4 one transaction by Dr. Goldstein.

ITEM 10.        EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table summarizes for the years indicated the compensation paid by the Company to the Company's Chief Executive Officer during 2000. No executive officer of the Company earned a salary and bonus for 2000 in excess of $100,000.

                                                                              Long Term
                                                                            Compensation
                                             Annual Compensation               Awards
                                       -------------------------------  -------------------
                                                             Other      Restricted
                                                             Annual        Stock               All Other
                                                          Compensation     Award    Options     Compen-
Name and Principal           Fiscal                       ------------     -----    -------     -------
    Position                  Year     Salary     Bonus       $(2)          ($)       (#)       sation
------------------            ----     ------     -----       ----          ---       ---       ------
Allan L. Goldstein,
President and Chief           2000       ---       ---        ---           ---       ---      $26,875 (3)
Executive Officer(1)          1999       ---       ---        ---           ---     1,875,000      ---

-----------------

(1) Dr. Goldstein was appointed Chief Executive Officer in July 1999.

(2 Dr. Goldstein did not receive personal benefits or perquisites which exceeded the lesser of $50,000 or 10% of his salary and bonus.

(3) Represents consulting fees of $20,000 and a bonus of $1,875 for services rendered as a consultant. As explained below in "Item 12. Certain Relationships and Related Transactions - Loan to Dr. Goldstein," Dr. Goldstein began receiving in 2000 a $5,000 monthly consulting fee, $3,000 of which is paid in cash and the remaining $2,000 of which is retained by the Company and applied toward repayment of a loan to Dr. Goldstein. As discussed below in "Item 12. Certain Relationships and Related Transactions - Consulting Agreement," the full amount of the $1,875 bonus was applied toward payment of a portion of the exercise price of Dr. Goldstein's option to purchase 1,875,000 shares of Company common stock, exercised by him in 2000.

        The following table provides information as to the value realized by Dr. Goldstein upon the exercise of stock options during 2000. No stock options were granted to Dr. Goldstein during 2000.

=============================================================================================================
                      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END
                                             OPTION VALUES
-------------------------------------------------------------------------------------------------------------
                                                            NUMBER OF
                                                            SECURITIES                 VALUE OF
                                                            UNDERLYING               UNEXERCISED
                                                            UNEXERCISED              IN-THE-MONEY
                                                            OPTIONS AT                OPTIONS AT
                                                            FY-END (#)                FY-END ($)
                                                   ----------------------------------------------------------
                               SHARES
                              ACQUIRED     VALUE
                             ON EXERCISE  REALIZED  EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            NAME                 (#)         ($)        (#)            (#)            ($)            ($)
-------------------------------------------------------------------------------------------------------------
Allan L. Goldstein            1,875,000    $ 0 (1)      ---            ---            ---           $---

(1) The fair market value of the shares underlying the stock option at the time of exercise was less than the exercise price of the option of $0.04 per share.

DIRECTORS' COMPENSATION

        Prior to the Company's suspension of operations in 1998, non-employee directors (Directors McNay and Rosenfeld) were each paid an annual fee of $5,000 and a fee of $1,250 for each meeting attended in person, and were reimbursed for expenses incurred in attending Board meetings. Upon the suspension of operations, the Company discontinued paying director fees. It is uncertain when the Company will reinstitute the payment of director fees. At December 31, 2000, both of Directors McNay and Rosenfeld are owed director fees earned prior to the suspension of operations amounting to a total of $9,082. It is uncertain when these amounts will be paid and whether these amounts will be paid with interest.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table shows, as of December 31, 2000, the beneficial ownership of the Company's common stock by:

        - any persons or entities known by management to beneficially own more than five percent of the outstanding shares of Company common stock;

        -       each director of the Company; and

        - all of the executive officers and directors of the Company as a group.

        The persons named in the following table have sole voting and dispositive powers for all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the footnotes to the table.

        Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to outstanding options, warrants or other rights to acquire held by a person that are currently exercisable or exercisable within 60 days after December 31, 2000 are included in the number of shares beneficially owned by the person and deemed outstanding shares for purposes of calculating the person's percentage ownership. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. As of December 31, 2000, there were 19,477,429 shares of Company common stock outstanding.

                                                                               Percent of
                                                                Beneficial    Common Stock
               Name of Beneficial Owner                         Ownership     Outstanding
-----------------------------------------------------------     ---------     ------------

Roger H. Samet                                                    997,050(1)      5.04%

J. J. Finkelstein                                               1,875,000(2)      9.63

Richard J. Hindin                                               1,885,000(3)      9.68

Sidney J. Silver                                                1,875,000(4)      9.63

Allan L. Goldstein, Chairman, President and Chief
  Executive Officer                                             2,342,491(5)     12.03

Joseph C. McNay, Director                                         792,000(6)      4.03

Albert Rosenfeld, Director, Secretary and Treasurer                25,100(7)      0.13

All executive officers and directors as a group (3 persons)     3,159,591(8)     16.06

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

(2) As reported by Mr. Finkelstein on a Schedule 13D filed with the SEC on November 7, 2000. The address for Mr. Finkelstein is c/o RegeneRx Biopharmaceuticals, Inc., 3 Bethesda Metro Center, Suite 700, Bethesda, Maryland 20814.

(3) As reported by Mr. Hindin on a Schedule 13D filed with the SEC on November 7, 2000. The address for Mr. Hindin is 407 Chain Bridge Road, McLean, Virginia 22101.

(4) As reported by Mr. Silver on a Schedule 13D filed with the SEC on November 7, 2000. The address for Mr. Silver is c/o Silver, Freedman & Taff, L.L.P., 1100 New York Avenue, N.W., Washington, D.C. 20005.

(5) As reported by Dr. Goldstein on a Schedule 13D filed with the SEC on November 7, 2000. Consists of (i) 2,249,285 shares owned directly by Dr. Goldstein over which he has sole voting and dispositive powers; and (ii) 93,206 shares held by Dr. Goldstein's wife with respect to which Dr. Goldstein shares voting and dispositive powers. The address for Dr. Goldstein is c/o RegeneRx Biopharmaceuticals, Inc., 3 Bethesda Metro Center, Suite 700, Bethesda, Maryland 20814.

(6) Consists of (i) 612,000 shares owned directly by Mr. McNay over which he has sole voting and dispositive powers; (ii) 15,000 shares which Mr. McNay has the right to acquire through the exercise of stock options that are currently exercisable; and (iii) 165,000 shares which Mr. McNay has the right to acquire pursuant to the exercise of Class D warrants. The address for Mr. McNay is c/o RegeneRx Biopharmaceuticals, Inc., 3 Bethesda Metro Center, Suite 700, Bethesda, Maryland 20814.

(7) Consists of (i) 10,100 shares owned directly by Mr. Rosenfeld over which he has sole voting and dispositive powers; and (ii) 15,000 shares which Mr. Rosenfeld has the right to acquire through the exercise of stock options that are currently exercisable. The address for Mr. Rosenfeld is c/o RegeneRx Biopharmaceuticals, Inc., 3 Bethesda Metro Center, Suite 700, Bethesda, Maryland 20814.

(8) Consists of (i) 2,871,385 shares owned directly by all directors and executive officers of the Company as a group; (ii) 30,000 shares which all directors and executive officers as a group have the right to acquire through the exercise of stock options that are currently exercisable; (iii) 93,206 shares owned by family members of all directors and executive officers as a group; and (iv) 165,000 shares which all directors and executive officers as a group have the right to acquire pursuant to the exercise of Class D warrants.

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

        In February 1996, the terms of the second loan were amended to provide for the suspension of installment payments for 12 months, but with interest continuing to accrue. In March 1997 and December 1997, the terms of the loan were further amended to suspend installment payments an additional nine and twelve months, respectively, with interest continuing to accrue. The Company suspended operations in 1998 and principal and interest payments by Dr. Goldstein ceased during and subsequent to the suspension of operations. As of December 31, 1999, the balance owed by Dr. Goldstein was $69,674, which has been fully reserved by the Company as a doubtful collection. In July 2000, the Company agreed to waive all prior and subsequent interest during and after suspension of the Company's operations and approved a payment plan for the $69,674 owed by Dr. Goldstein to the Company in 36 equal monthly installments of $1,935.38. In August 2000, the Company agreed to pay Dr. Goldstein a consulting fee of $5,000 per month, $3,000 of which is paid in cash and the remaining $2,000 of which is retained by the Company and applied toward repayment of the loan. As of December 31, 2000, the outstanding balance on the loan was $59,674, which has been fully reserved as a doubtful collection.

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

        In consideration for services provided to the Company, each of the consultants was granted an option to purchase 1,875,000 shares of Company common stock at an exercise price of $0.04 per share, the then-fair market value. In February 2000, each consultant exercised his option in full. The Company accepted from each consultant as payment of the exercise price, a note payable to the Company in the amount of $75,000, accruing interest at 6.09% per annum and payable quarterly for 36 months beginning June 1, 2000, as well as the cancellation of an $1,875 bonus awarded to each consultant for services rendered. Each note is secured by the shares of Company common stock issued upon exercise of the consultant's option. Mr. Finkelstein, who is responsible for performing certain operating functions of the Company, also receives a monthly fee of $8,000. In addition, as noted above, Dr. Goldstein is paid a consulting fee of $5,000 per month. Mr. Silver is a partner in the law firm of Silver, Freedman & Taff, L.L.P. This firm has represented the Company in a variety of legal matters, including the negotiation of settlements with certain creditors and agreements with certain other parties. In 2000, the firm was paid $114,726 for legal services performed during the year and was due $22,098 in payables on December 31, 2000.

ITEM 13.              EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit No.     Description of Exhibit                                 Reference*

3.1             Restated Certificate of Incorporation of Company       Exhibit 3.1 to Registration
                                                                       Statement No. 33-9370,
                                                                       Amendment No. 1 (filed
                                                                       11/26/86)

3.2             Amendment to Restated Certificate of Incorporation of  Exhibit 3.2 to the Company's
                Company                                                Transitional Report  on Form
                                                                       10-K, File No. 1-15070 (filed
                                                                       3/18/91)

3.3             Amendment to Restated Certificate of Incorporation of  Filed herewith
                Company

3.4             Bylaws of Company                                      Exhibit 3.2 to Registration
                                                                       Statement No. 33-9370 (filed
                                                                       10/8/86)

3.5             Amendment No. 1 to Bylaws of Company adopted 8/11/89   Exhibit 4.7 to Registration
                                                                       Statement No. 33-34551,
                                                                       Amendment No. 3 (filed
                                                                       6/21/90)

3.6             Amendment No. 2 to Bylaws of Company                   Exhibit 4.8 to Registration
                adopted  6/18/90                                       Statement No. 33-34551,
                                                                       Amendment No. 3 (filed 6/21/90)

3.7             Amendment No. 3 to Bylaws of Company                   Exhibit 3.6 to the Company's
                adopted 11/30/90                                       Transitional Report on Form
                                                                       10-K, File No. 1-15070 (filed
                                                                       3/18/91)

4.1             Form of Stock Certificate                              Exhibit 4.1 to Registration
                                                                       Statement No. 33-9370,
                                                                       Amendment No. 1 (filed
                                                                       11/26/86)

4.2             Rights Agreement, dated as of April 29, 1994,          Exhibit 1 to the Company's
                between the Company and American Stock                 Current Report on Form 8-K,
                Transfer & Trust Company, as Rights Agent              File No. 1-15070 (filed May 2,
                                                                       1994)

4.3             Warrant Agreement, dated March 12, 1997                Exhibit 4.3 to the Company's
                                                                       Annual Report on Form 10-K,
                                                                       File No. 1-15070 (filed
                                                                       3/31/97)

4.4             Warrant Agreement, dated July 7, 1997                  Exhibit 4.4 to the Company's
                                                                       Annual Report on Form 10-K/A,
                                                                       File No. 1-15070 (filed
                                                                       5/13/98)

10.1            Patent License Agreement - Exclusive, between the      Filed herewith **
                U.S. Public Health Service and the Company

10.2            Settlement Agreement and Mutual Release, dated March   Filed herewith **
                17, 2000, between the Company and Bachem Biosciences,
                Inc.

10.3            Consulting Agreement, dated August 16, 1999, among     Exhibit 99.2 to the Company's
                the Company, Allan L. Goldstein, J.J. Finkelstein,     Current Report on Form 8-K,
                Richard J. Hindin and Sidney J. Silver                 File No. 1-15070 (filed
                                                                       11/09/99)

10.4            Amended and Restated Directors Stock Option            Exhibit 10.25 to the
                Plan                                                   Company's Annual Report on
                                                                       Form 10-K, File No. 1-15070
                                                                       (filed 3/26/93)

10.5            2000 Stock Option and Incentive Plan                   Filed as an Appendix to the
                                                                       Company's preliminary proxy
                                                                       materials, File No. 1-15070
                                                                       (filed 9/29/00)

10.6            Lease Agreement, dated February 10, 1993,              Exhibit 10.28 to the Company's
                between the Company and John Arrillaga, Trustee, and   Annual Report on Form 10-K, File No.
                Richard T. Perry, Trustee                              1-15070 (filed 3/26/93)
                (Sunnyvale, California lease)

10.7            Lease Agreement Amendment Number 1, dated              Exhibit 10.24 to the
                September 1, 1993, and Amendment Number 2,             Company's Annual Report on
                dated December 27, 1993 (Sunnyvale,                    Form 10-K, File No.
                California lease)                                      1-15070 (filed 3/28/94)

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

99              Information Regarding Forward-Looking Statements       Filed herewith

-----------------
* Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

** Portions of this document have been omitted pursuant to a request for confidential treatment

(b) Reports on Form 8-K

        None

                                   SIGNATURES


    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         REGENERX BIOPHARMACEUTICALS, INC.
                                         (Registrant)



               April 2, 2001                    By: /s/ Allan L. Goldstein
                                                   -----------------------
                                         Allan L. Goldstein
                                         President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


            Signature                                Title                            Date
 /s/ Allan L. Goldstein               Chairman of the Board, President, Chief     April 2, 2001
-----------------------------         Executive Officer and Director
Allan L. Goldstein


 /s/ Joseph McNay                     Director                                    April 2, 2001
-----------------------------
Joseph C. McNay


 /s/ Albert Rosenfeld                 Director, Secretary and Treasurer           April 2, 2001
------------------------------
Albert Rosenfeld

                                INDEX TO EXHIBITS

Exhibit No.      Description of Exhibit

3.3              Amendment to Restated Certificate of Incorporation of Company

10.1             Patent License Agreement-Exclusive, between the U.S. Public Health Service and the Company *

10.2             Settlement Agreement and Mutual Release, dated March 17, 2000, between the
                 Company and Bachem Biosciences, Inc. *

23               Consent of Reznick Fedder & Silverman, P.C.

99               Information Regarding Forward-Looking Statements

* Portions of this document have been omitted pursuant to a request for confidential treatment.