Form 10QSB
period 2001-03-31
ALPHA 1 BIOMEDICALS INC
filed 2001-05-11
CIK 707511

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2001     Commission file number 0-18170
                               --------------                            -------



                        REGENERX BIOPHARMACEUTICALS, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Delaware                             52-1253406
                  --------                             ----------
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

        Yes  X       No


19,477,429 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $.001 per share, were outstanding as of April 30, 2001.
Transitional Small Business Disclosure Format (Check One)  Yes [ ] No [X]

                        REGENERX BIOPHARMACEUTICALS, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2001

                                      INDEX


Part I.    Financial Information                                                         Page No.
                                                                                         --------
               Item 1.   Financial Statements

                           Balance Sheets at March 31, 2001
                           (unaudited) and December 31, 2000                                   3

                           Statements of Operations for the three
                           months ended March 31, 2001 and March
                           31, 2000 (unaudited)                                                4

                           Statements of Cash Flows for the three
                           months ended March 31, 2001 and March
                           31, 2000 (unaudited)                                                5

                           Notes to Financial Statements
                           (unaudited)                                                       6-7

               Item 2.   Management's Discussion and Analysis or
                         Plan of Operation                                                  7-11

Part II.       Other Information

               Item 1.   Legal Proceedings                                                    12
               Item 2.   Changes in Securities and Use of Proceeds                            12
               Item 6.   Exhibits and Reports on Form 8-K                                     12


Signatures                                                                                    13

ITEM 1.

                        REGENERX BIOPHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                                                                 March 31,           December 31,
                                                                   2001                  2000
                                                               ------------          ------------
                                                               (unaudited)

ASSETS
------

Current assets
      Cash and cash equivalents                                $    416,751          $    335,421
      Investments                                                        --               150,691
      Other current assets                                            8,000                 8,000
                                                               ------------          ------------

            Total current assets                                    424,751               494,112

Fixed assets, net                                                     2,731                 1,158
Due from related party, net of allowance                              4,147                 4,387
                                                               ------------          ------------

            Total assets                                       $    431,629          $    499,657
                                                               ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
      Accounts payable                                         $     81,812          $    109,293
      Accrued expenses                                               33,006                29,256
      Letter agreements with vendors                                106,912               106,912
                                                               ------------          ------------

            Total current liabilities                               221,730               245,461
                                                               ------------          ------------

Stockholders' equity
      Preferred stock, $.001 par value per share,
       1,000,000 authorized; no shares issued                            --                    --
      Common stock, par value $.001 per share,
       20,000,000 shares authorized; 19,477,429
         issued and outstanding                                      19,477                19,477
      Additional paid-in capital                                 36,415,289            36,415,289
      Accumulated deficit                                       (35,924,867)          (35,964,159)
      Accumulated other comprehensive income                             --                83,589
      Stock subscriptions                                          (300,000)             (300,000)
                                                               ------------          ------------

            Total stockholders' equity                              209,899               254,196
                                                               ------------          ------------

            Total liabilities and stockholders' equity         $    431,629          $    499,657
                                                               ============          ============

                        See notes to financial statements

                        REGENERX BIOPHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS

                                                                           (Unaudited)
                                                                       Three months ended
                                                                            March 31,
                                                                 --------------------------------

                                                                     2001                2000
                                                                 ------------        ------------


Revenues                                                         $         --        $         --

Expenses
    Research and development                                           58,672              53,839
    General and administrative                                         82,753              58,833
                                                                 ------------        ------------

Total expenses                                                        141,425             112,672
                                                                 ------------        ------------

Operating loss                                                       (141,425)           (112,672)

Realized gain on sale of investments                                  174,781             646,059
Other income                                                            2,000                  --
Interest income                                                         3,936                  22
                                                                 ------------        ------------

Income before extraordinary items                                      39,292             533,409

Extraordinary item - settlement of vendor payables                         --             584,201
Extraordinary item - settlement of note payable & interest                 --             162,827
                                                                 ------------        ------------

Net income                                                       $     39,292        $  1,280,437
                                                                 ============        ============

Basic and diluted net income per common share
    before extraordinary items                                   $       0.00        $       0.03

Extraordinary items - settlement of payables/debt                        0.00                0.05
                                                                 ------------        ------------

Basic and diluted net income per common share                    $       0.00        $       0.08
                                                                 ============        ============

Weighted average number of common shares outstanding               19,477,429          16,757,649
                                                                 ============        ============


                        See notes to financial statements

                        REGENERX BIOPHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                       (Unaudited)
                                                                   Three months ended
                                                                        March 31,
                                                            ------------------------------
                                                                2001               2000
                                                            -----------        -----------

Cash flows from operating activities:
      Net income                                            $    39,292        $ 1,280,437

Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation                                               233                183
         Realized gain on sale of investments                  (174,781)          (646,059)
         Settlement of vendor payables                               --           (584,201)
         Settlement of note payable                                  --           (139,222)
         Changes in operating assets and liabilities:
            Decrease in due from related party                      240                 --
            Decrease in accounts payable                        (27,481)          (146,055)
            Increase (decrease) in accrued expenses               3,750            (21,740)
                                                            -----------        -----------

Net cash used in operating activities                          (158,747)          (256,657)
                                                            -----------        -----------

Cash flows from investing acctivities:
      Purchase of fixed assets                                   (1,806)                --
      Cash received on sale of investments                      241,883            918,126
                                                            -----------        -----------
Net cash provided by investing activities                       240,077            918,126
                                                            -----------        -----------

Cash flows from financing activities:
      Repayment of notes payable                                     --           (162,500)
                                                            -----------        -----------

Net cash used in financing activities                                --           (162,500)
                                                            -----------        -----------

Net increase in cash and cash equivalents                        81,330            498,969

Cash and cash equivalents at beginning of period                335,421             43,387
                                                            -----------        -----------

Cash and cash equivalents at end of period                  $   416,751        $   542,356
                                                            ===========        ===========


                        See notes to financial statements

                        REGENERX BIOPHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

A.      GENERAL

     RegeneRx Biopharmaceuticals, Inc. (the "Company"), a Delaware corporation, was incorporated in 1982. The Company operates predominately in a single industry segment, the biotechnology industry, which consists of researching and developing new pharmaceutical products for the treatment of diseases or conditions that arise as a result of immune system disorders, including chronic viral infections, cancer and autoimmune disease. The Company suspended its operations in September 1998 due to insufficient funds and did not resume operations until August 1999.

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

     In August 1999, the Company contracted with a group of four consultants, including the Company's President, to advise the Company on the most viable approaches for raising the necessary capital to continue business operations and funding research and development. At this time the Company resumed operations. The consultants each received compensation in the form of 1,875,000 stock options, exercisable at $.04 per share. On February 3, 2000 each consultant exercised all of his outstanding options in return for consulting services valued at $7,500 each and a three-year note for $75,000 each, secured by the shares issued and bearing interest at 6.09% per annum. In addition, one consultant receives a monthly fee of $8,000 (increased from $5,000 per month effective August 2000) and another consultant (the Company's President) receives a monthly salary of $5,000 per month ($2,000 of which is withheld by the Company as partial repayment of certain of the President's outstanding indebtedness to the Company other than the note payable for the option exercise).

B.   FINANCIAL STATEMENTS

     The Balance Sheet as of March 31, 2001, the Statements of Operations for the three-month periods ended March 31, 2001 and March 31, 2000, and the Statements of Cash Flows for the three-month periods ended March 31, 2001 and March 31, 2000, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2001, and for the period then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

     The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the operating results anticipated for the full year.

C.   NET LOSS PER SHARE

     Net loss per share is based on the weighted average number of common shares outstanding during the three-month periods ended March 31, 2001 and March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the unaudited financial statements and notes thereto of the Company contained in Item 1 of this report.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that various factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. These factors include, but are not limited to, the following: the Company's lack of revenues and history of losses; uncertainties related to the Company's limited capital resources; risks associated with the development of the Company's products; the Company's lack of product diversification; the Company's dependence on collaborative relationships with larger partners for the development, manufacturing and marketing of its products; reliance upon key personnel; the Company's ability to obtain and protect intellectual property rights; and competition. For a discussion of these and other factors, see Exhibit 99 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PLAN OF OPERATIONS

As noted above, the Company resumed operations in August 1999 after suspending operations in September 1998 due to lack of funding. The Company currently has no products that have received regulatory approval. The Company has not generated significant revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. As of March 31, 2001, the Company's current assets primarily consisted of cash and cash equivalents of $416,751. Although no assurance can be given, the Company believes that it will be able to satisfy its cash requirements through December 31, 2001 by utilizing its existing balance of cash and cash equivalents. If additional funds are not raised by that point, the Company likely will be forced to again suspend or discontinue operations.

The Company utilizes a virtual company strategy in order to effectively control costs. The Company contracts out research and development and manufacturing operations, as well as other functions critical to its mission. The Company believes this approach enhances its ability to allocate resources rapidly to different projects. The strategy consists of (i) identifying, evaluating and licensing pharmaceutical product opportunities that appear to have significant commercial potential; (ii) designing pre-clinical and/or clinical protocols to test such products; (iii) utilizing third party contract manufacturers to supply clinical grade material and third party contract research organizations to perform pre-clinical and/or clinical studies in accordance with its designed protocols; and (iv) pursuing sublicense arrangements with established pharmaceutical companies to support late stage clinical testing and ultimately marketing if regulatory approval is obtained.

The Company's current primary business focus is the commercialization of Thymosin beta 4 ("T[beta]4"), a 43 amino acid peptide. The Company is concentrating its product development efforts on the use of T[beta]4 for the treatment of injured tissue and non-healing wounds to enable more rapid repair and/or tissue regeneration. Toward this end, the Company in 1997 entered into an agreement with the NIH pursuant to which the Company provided an NIH investigator with T[beta]4 for testing in animal models in a wound healing study. A provisional patent application was filed by NIH in July 1998, with a Patent Cooperation Treaty (PCT) application filed in July 1999, pertaining to the work performed on T[beta]4. On February 6, 2001, the Company obtained an exclusive world-wide license from NIH to Thymosin beta 4 as a wound-healing drug. In exchange for the exclusive license, the Company must make certain royalty and milestone payments to the NIH. No assurance can be given as to whether or when a patent will be issued, or as to any conditions that might be attached to the patent.

In anticipation of Phase I clinical trials, the Company contracted with a manufacturer to produce T[beta]4 for this, and future, studies of T[beta]4. In March 2000, the Company pre-paid $50,000 of the $100,000 cost of an initial quantity of the material and, under the agreement with the manufacturer, in March 2001 the remaining $50,000 was placed in escrow pending completion of production.

For the Phase I clinical trials, it is expected that the T[beta]4 supplied by the Company will be given to another manufacturer to produce a topical gel or other material that will be administered to test subjects. Two manufacturers have been identified to formulate and test this material. No agreements with these manufacturers have been entered into, however, and no assurance can be given that such agreements will be negotiated on terms favorable to the Company, or at all.

Before the Phase I clinical trials may begin, the Company must file with the U.S. Food and Drug Administration (the "FDA") an Investigational New Drug Application ("IND"), and the IND must be approved by the FDA. The Company has received correspondence from the FDA which specifies the remaining pre-clinical work the Company must undertake in order to have the IND approved. The Company is currently evaluating the cost of completing the pre-clinical work necessary for approval of the IND and Phase I clinical trials, and will need to enter into a collaborative relationship with a larger partner or raise additional funds to conduct these trials.

In following its product development strategy outlined above, the Company does not plan to purchase manufacturing plants or other facilities and does not expect any significant purchases of equipment. See "Liquidity and Capital Resources" below.

FINANCIAL CONDITION

The Company's total assets at March 31, 2001 were $431,629, compared with $499,657 at December 31, 2000. This decrease was due to decreases in the Company's investment in SciClone. Cash and cash equivalents increased to $416,751 at March 31, 2001 from $335,421 at December 31, 2000, as a result of the sale of all remaining SciClone common stock during the three-month period, net of the use of cash for operating expenses.

The Company's total liabilities were reduced to $221,730 at March 31, 2001 from $245,461 at December 31, 2000. Accounts payable at March 31, 2001 were $81,812, compared with $109,293 at December 31, 2000, and amounts owed under letter agreements with vendors totaled $106,912 at March 31, 2001 and December 31, 2000. The decrease in liabilities during the period resulted from the payment and reduction of accounts payable.

Stockholders' equity increased to $209,899 at March 31, 2001 from $254,196 at December 31, 2000. This change resulted from the operating loss experienced during this period net of the realized gain on the sale of SciClone stock. The accumulated deficit decreased to ($35,924,867) at March 31, 2001 from ($35,964,159) at December 31, 2000 as a result of the Company's net income of $39,292 for the three-month period ended March 31, 2001.

RESULTS OF OPERATIONS

Net Income. The Company earned net income of $39,292 for the three-months ended March 31, 2001 compared with net income of $1,280,437 for prior year period. This change resulted primarily from a $471,278 decrease in realized gain on sale of investments and the inclusion in income for the three months ended March 31, 2000 of extraordinary items totaling $747,028. Excluding extraordinary items, the Company's net income for the three-months ended March 31, 2000 was $533,409.

Operating Loss. The Company had an operating loss of $141,425 for the three-months ended March 31, 2001 compared with an operating loss of $112,672 for the same period in 2000. This increase resulted from an increase in operating expenses for the first quarter of 2001, as discussed below. Revenues for both the three months ended March 31, 2001 and the three months ended March 31, 2000 were zero. As noted above, under "Plan of Operation," the Company does not anticipate it will generate revenues in the foreseeable future.

Operating expenses for the three-months ended March 31, 2001 totaled $141,425, compared with $112,672 for the same period in 2000. Operating expenses were comprised of research and development expenses, which were $58,672 for the three-months ended March 31, 2001 and $53,839 for prior year period, and general and administrative expenses, which were $82,753 for the three-months ended March 31, 2001 and $58,833 for the prior year period. Research and development expenses during the first quarter of 2000 primarily consisted of a $50,000 deposit paid toward the purchase of T[beta]4 from a contract manufacturer to be used in clinical trials. The final payment of $50,000 paid toward the purchase of T[beta]4 was made in the first quarter of 2001. General and administrative expenses increased as a result of costs associated with the personnel expenses, legal fees, and accounting fees.

Other Income (Loss) and Extraordinary Items. As a result of selling SciClone shares, the Company realized a gain on sale of investments of $174,781 during the three-months ended March 31, 2001, compared with a gain of $646,059 for the prior year period. This change occurred because the market value of the SciClone shares was substantially higher at the time of the first quarter 2000 sales. During the three-months ended March 31, 2000, the Company made payments and negotiated settlements of amounts owed to certain vendors, reducing the aggregate amount owed to $164,823 on March 31, 2000 from $693,394 on December 31, 1999. During the first quarter of 2000, the Company also negotiated a settlement of all amounts owed to SciClone under advances made to the Company in connection with the royalty sale transaction. Prior to payment of the $162,500 settlement amount, the Company owed SciClone $301,722. The $162,827 difference between the amount owed and the settlement amount was reported as an extraordinary item.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had cash and cash equivalents totaling $416,751 and working capital of $203,021 as compared to $335,421 and $248,651, respectively, at December 31, 2000. The increase in the Company's cash from December 31, 2000 was due primarily to cash generated by sales of SciClone shares in the first quarter of 2001. The decrease in working capital was primarily a result of the use of cash for operating expenses. See also "Financial Condition."

The Company incurred $1,806 in capital expenditures for equipment in the three-month period ended March 31, 2001. The Company does not expect to spend more than $15,000 in total for equipment in the year ending December 31, 2001.

The Company's only readily available sources of funds are its balance of cash and cash equivalents. As noted above under "Plan of Operation," while no assurance can be given, the Company believes that this source will allow it to satisfy its cash requirements through December 31, 2001. If the Company has not raised additional funds by that date, the Company will likely be forced to again suspend or discontinue operations.

                        REGENERX BIOPHARMACEUTICALS, INC.
                           PART II - OTHER INFORMATION

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


                                        RegeneRx Biopharmaceuticals, Inc.
                                        ---------------------------------
                                                     (Registrant)



Date:  May 11, 2001                                /s/Allan L. Goldstein.
                                                   ----------------------
                                                  Allan L. Goldstein
                                         President and Chief Executive Officer
                                           (Principal Executive Officer and
                                             Principal Financial Officer)