Form 10QSB
period 2001-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2001-08-14
CIK 707511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001	Commission file number 0-18170

REGENERX BIOPHARMACEUTICALS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	52-1253406
(State of Incorporation)	(IRS Employer I.D. Number)

3 Bethesda Metro Center
Suite 700
Bethesda, Maryland 20814
(Address of principal executive offices)

Issuer’s telephone number, including area code: (301) 961-1992

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes X       No

19,477,429 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $.001 per share, were outstanding as of July 31, 2001.
Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

RegeneRx Biopharmaceuticals, Inc.
Form 10-QSB
Quarter Ended June 30, 2001

Index

Part I.	Financial Information		Page No.

	Item 1.	Financial Statements

		Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000	3

		Statements of Operations for the three-months and six-months ended June 30, 2001(unaudited) and June 30, 2000 (unaudited)	4

		Statements of Cash Flows for the three-months and six-months ended June 30, 2001 (unaudited) and June 30, 2000 (unaudited)	5

		Notes to Financial Statements (unaudited)	6-7

	Item 2.	Management’s Discussion and Analysis or Plan of Operation	7-11

Part II.	Other Information

	Item 1.	Legal Proceedings	12

	Item 2.	Changes in Securities and Use of Proceeds	12

	Item 3.	Defaults upon Senior Securities	12

	Item 4.	Submission of matters to a vote of security holders	12

	Item 5.	Other information	12

	Item 6.	Exhibits and Reports on Form 8-K	13-15

Signatures			16

Item 1.

RegeneRx Biopharmaceuticals, Inc.
BALANCE SHEETS

	June 30,	December 31,
	2001	2000
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$287,903	$335,421

Investments	–	150,691

Other current assets	8,000	8,000

Total current assets	295,903	494,112

Fixed assets, net	2,397	1,158

Due from related party, net of allowance	3,464	4,387

Total assets	$301,764	$499,657

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$76,768	$109,293

Accrued expenses	18,711	29,256

Letter agreements with vendors	106,912	106,912

Total current liabilities	202,391	245,461

Stockholders’ equity

Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	–	–

Common stock, par value $.001 per share, 20,000,000 shares authorized; 19,477,429 issued and outstanding	19,477	19,477

Additional paid-in capital	36,415,289	36,415,289

Accumulated deficit	(36,035,393)	(35,964,159)

Accumulated other comprehensive income	–	83,589

Stock subscriptions	(300,000)	(300,000)

Total stockholders’ equity	99,373	254,196

Total liabilities and stockholders’ equity	$301,764	$499,657

See notes to financial statements

RegeneRx Biopharmaceuticals, Inc.
STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues	$–	$–	$–	$–

Expenses

Research and development	26,645	14,435	85,317	68,274

General and administrative	94,410	67,014	177,163	125,847

Total expenses	121,055	81,449	262,480	194,121

Operating loss	(121,055)	(81,449)	(262,480)	(194,121)

Realized gain on sale of investments	–	–	174,781	646,059

Other income	6,000	–	8,000	–

Interest income	4,529	5,957	8,465	5,979

(Loss) income before extraordinary items	(110,526)	(75,492)	(71,234)	457,917

Extraordinary item – settlement of vendor payables	–	34,747	–	618,948

Extraordinary item – settlement of note payable & interest	–	–	–	162,827

Net (loss) income	$(110,526)	$(40,745)	$(71,234)	$1,239,692

Basic and diluted net (loss) income per common share before extraordinary items	$(0.01)	$(0.00)	$(0.00)	$0.03

Extraordinary items – settlement of payables/debt	0.00	0.00	0.00	0.04

Basic and diluted net (loss) income per common share	$(0.01)	$(0.00)	$(0.00)	$0.07

Weighted average number of common shares outstanding	19,477,429	19,477,429	19,477,429	18,117,539

See notes to financial statements

RegeneRx Biopharmaceuticals, Inc.
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six months ended
	June 30,

	2001	2000
Cash flows from operating activities:

Net (loss) income	$(71,234)	$1,239,692

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	566	365

Realized gain on sale of investments	(174,780)	(646,059)

Settlement of vendor payables	–	(618,948)

Settlement of note payable	–	(139,222)

Changes in operating assets and liabilities:

Decrease in due from related party	923	–

Decrease in accounts payable	(32,525)	(167,375)

Decrease in accrued expenses	(10,545)	(23,605)

Net cash used in operating activities	(287,595)	(355,152)

Cash flows from investing acctivities:

Purchase of fixed assets	(1,806)	–

Cash received on sale of investments	241,883	918,125

Net cash provided by investing activities	240,077	918,125

Cash flows from financing activities:

Repayment of notes payable	–	(162,500)

Net cash used in financing activities	–	(162,500)

Net increase in cash and cash equivalents	(47,518)	400,473

Cash and cash equivalents at beginning of period	335,421	43,387

Cash and cash equivalents at end of period	$287,903	$443,860

See notes to financial statements

RegeneRx Biopharmaceuticals, Inc.
Notes to Financial Statements
For the three-months and six-months ended June 30, 2001 and 2000 (Unaudited)

A.	GENERAL

RegeneRx Biopharmaceuticals, Inc. (the “Company”), a Delaware corporation, was incorporated in 1982. The Company operates predominately in a single industry segment, the biotechnology industry, which consists of researching and developing new pharmaceutical products for the treatment of diseases or conditions that arise as a result of immune system disorders, including chronic viral infections, cancer and autoimmune disease.

The Company currently has no products that have received regulatory approval. During 1997, the Company entered into a Material Transfer Agreement – Cooperative Research and Development Agreement with the National Institutes of Health (“NIH”), pursuant to which an NIH investigator used Thymosin beta 4 provided by the Company in pre-clinical animal studies for the treatment of non-healing wounds. In exchange for providing the product and other data, the Company received an option to elect to negotiate for an exclusive or non-exclusive commercialization license from the NIH pursuant to a patent application filed by NIH in 1998. The Company’s option expired on February 11, 1999. The Company’s President is named as a co-inventor on the patent application filed by the NIH. As a result, he retains an equal, undivided interest in the intellectual property described in the patent application, which he subsequently assigned to the Company for nominal consideration on May 1, 2000. On February 6, 2001, the Company signed an exclusive licensing agreement with NIH whereby the Company obtained an exclusive world-wide license to Thymosin beta 4 as a wound-healing drug. In exchange for the exclusive license, the Company must make certain royalty and milestone payments to the NIH. To date, no payments have been made or are due.

In August 1999, the Company contracted with a group of four consultants, including the Company’s President, to advise the Company on the most viable approaches for raising the necessary capital to continue business operations and funding research and development. The consultants each received compensation in the form of 1,875,000 stock options, exercisable at $.04 per share. On February 3, 2000 each consultant exercised all of his outstanding options in return for consulting services valued at $7,500 each and a three-year note for $75,000 each, secured by the shares issued and bearing interest at 6.09% per annum. In addition, one consultant receives a monthly fee of $8,000 (increased from $5,000 per month effective August 2000) and another consultant (the Company’s President) receives a monthly salary of $5,000 per month ($2,000 of which is withheld by the Company as partial repayment of certain of the President’s outstanding indebtedness to the Company other than the note payable for the option exercise).

B.	FINANCIAL STATEMENTS

The Balance Sheet as of June 30, 2001, the Statements of Operations for the three-month and six-month periods ended June 30, 2001 and June 30, 2000, and the Statements of Cash Flows for the three-month and six-month periods ended June 30, 2001 and June 30, 2000, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2001, and for the periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

The results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the operating results anticipated for the full year.

C.	NET (LOSS) INCOME PER SHARE

Net (loss) Income per share is based on the weighted average number of common shares outstanding during the three-month and six-month periods ended June 30, 2001 and June 30, 2000. During these periods an immaterial number of options were outstanding that did not materially impact the above calculations.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the unaudited financial statements and notes thereto of the Company contained in Item 1 of this report.

Forward-looking Statements

When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that various factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. These factors include, but are not limited to, the following: the Company’s lack of revenues and history of losses; uncertainties related to the Company’s limited capital resources; risks associated with the development of the Company’s products; the Company’s lack of product diversification; the

Company’s dependence on collaborative relationships with larger partners for the development, manufacturing and marketing of its products; reliance upon key personnel; the Company’s ability to obtain and protect intellectual property rights; and competition. For a discussion of these and other factors, see Exhibit 99 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

The Company does not undertake – and specifically declines any obligation – to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Plan of Operations

The Company currently has no products that have received regulatory approval. The Company has not generated significant revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. As of June 30, 2001, the Company’s current assets primarily consisted of cash and cash equivalents of $287,903. Although no assurance can be given, the Company believes that it will be able to satisfy its cash requirements through December 31, 2001 by utilizing its existing balance of cash and cash equivalents. If additional funds are not raised by that point, the Company likely will be forced to suspend or discontinue operations.

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

The Company’s current primary business focus is the commercialization of Thymosin beta 4 (“Tß4”), a 43 amino acid peptide. The Company is concentrating its product development efforts on the use of Tß4 for the treatment of injured tissue and non-healing wounds to enable more rapid repair and/or tissue regeneration. Toward this end, the Company in 1997 entered into an agreement with the NIH pursuant to which the Company provided an NIH investigator with Tß4 for testing in animal models in a wound healing study. A provisional patent application was filed by NIH in July 1998, with a Patent Cooperation Treaty (PCT) application filed in July 1999, pertaining to the work performed on Tß4. On February 6, 2001, the Company obtained an exclusive world-wide license from NIH to Thymosin beta 4 as a wound-healing drug. In exchange for the exclusive license, the Company must make certain royalty and milestone payments to the NIH. No assurance can be given as to whether or when a patent will be issued, or as to any conditions that might be attached to the patent.

On May 22, 2001, the Company entered into a new Material-CRADA with NIDCR, whereby the Company will provide significant quantities of Tß4 to NIDCR for continued research and development. In return, the Company retains the right to secure an exclusive license related to any patents filed by

NIH on new discoveries related to Tß4.

In anticipation of Phase I clinical trials, the Company contracted with a manufacturer to produce Tß4 for this, and future, studies of Tß4. In March 2000, the Company pre-paid $50,000 of the $100,000 cost of an initial quantity of the material and, under the agreement with the manufacturer, the remaining $50,000 was placed in escrow pending completion of production.

For the Phase I clinical trials, it is expected that the Tß4 supplied by the Company will be given to another manufacturer to produce a topical gel or other material that will be administered to test subjects. Two manufacturers have been identified to formulate and test this material. No agreements with these manufacturers have been entered into, however, and no assurance can be given that such agreements will be negotiated on terms favorable to the Company, or at all.

Before the Phase I clinical trials may begin, the Company must file with the U.S. Food and Drug Administration (the “FDA”) an Investigational New Drug Application (“IND”), and the IND must be approved by the FDA. The Company has received correspondence from the FDA which specifies the remaining pre-clinical work the Company must undertake in order to have the IND approved. The Company is currently evaluating the cost of completing the pre-clinical work necessary for approval of the IND and Phase I clinical trials, and will need to enter into a collaborative relationship with a larger partner or raise additional funds to conduct these trials.

In following its product development strategy outlined above, the Company does not plan to purchase manufacturing plants or other facilities and does not expect any significant purchases of equipment. See “Liquidity and Capital Resources” below.

Financial Condition

The Company’s total assets at June 30, 2001 were $301,764, compared with $499,657 at December 31, 2000. This decrease was due to decreases in the Company’s investment in SciClone that was originally received pursuant to a royalty sale agreement entered into in 1998. Cash and cash equivalents decreased to $287,903 at June 30, 2001 from $335,421 at December 31, 2000, as a result of the sale of all remaining SciClone common stock during the 1st quarter of 2001, net of the use of cash for operating expenses.

The Company’s total liabilities were reduced to $202,391 at June 30, 2001 from $245,461 at December 31, 2000. Accounts payable at June 30, 2001 were $76,768, compared with $109,293 at December 31, 2000, and amounts owed under letter agreements with vendors totaled $106,912 at June 30, 2001 and December 31, 2000. The decrease in liabilities during the period resulted from the payment and reduction of accounts payable.

Stockholders’ equity decreased to $99,373 at June 30, 2001 from $254,196 at December 31, 2000. This change resulted from the operating loss experienced during this period net of the realized gain on the sale of SciClone stock. The accumulated deficit increased to ($36,035,393) at June 30, 2001 from ($35,964,159) at December 31, 2000 as a result of the Company’s net loss of $71,234 for the six-month period ended June 30, 2001.

Results of Operations

Net (Loss) Income. The Company had a net loss of $110,526 and $71,234 for the three-months and six-months ended June 30, 2001 compared with a net loss of $40,745 and net income of $1,239,692 for prior year periods, respectively. This change resulted primarily from a $471,278 decrease in realized gain on sale of investments and the inclusion in income for the six-months ended June 30, 2000 of extraordinary items totaling $781,775. Excluding extraordinary items, the Company’s net income for the six-months ended June 30, 2000 was $457,917.

Operating Loss. The Company had an operating loss of $121,055 and $262,480 for the three-months and six-months ended June 30, 2001, respectively, compared with an operating loss of $81,449 and $194,121 for the same periods in 2000, respectively. This increase resulted from an increase in operating expenses for the six-months of 2001, as discussed below. Revenues for the three-months and six-months ended June 30, 2001 and the three-months and six-months ended June 30, 2000 were zero. As noted above, under “Plan of Operation,” the Company does not anticipate it will generate revenues in the foreseeable future.

Operating expenses for the three-months and six-months ended June 30, 2001 totaled $121,055 and $262,480, respectively, compared with $81,449 and $194,121 for the same period in 2000, respectively. Operating expenses were comprised of research and development expenses, which were $26,645 and $85,317 for the three-months and six-months ended June 30, 2001, respectively, and $14,435 and $68,274 for prior year periods, respectively, and general and administrative expenses, which were $94,410 and $177,163 for the three-months and six-months ended June 30, 2001 and $67,014 and $125,847 for the prior year periods, respectively. Research and development expenses during the first quarter of 2000 primarily consisted of a $50,000 deposit paid toward the purchase of Tß4 from a contract manufacturer to be used in clinical trials. The final payment of $50,000 paid toward the purchase of Tß4 was made in the first quarter of 2001. Additionally personnel and related costs increased in 2001. General and administrative expenses increased primarily as a result of increases in legal fees and shareholder communication.

Other Income and Extraordinary Items. As a result of selling SciClone shares, the Company realized a gain on sale of investments of $174,781 during the three-months ended March 31, 2001, compared with a gain of $646,059 for the prior year period. This change occurred because the market value of the SciClone shares was substantially higher at the time of the first quarter 2000 sales. During the three-months ended March 31, 2000, the Company made payments and negotiated settlements of amounts owed to certain vendors, reducing the aggregate amount owed to $164,823 on March 31, 2000 from $693,394 on December 31, 1999. During the first quarter of 2000, the Company also negotiated a settlement of all amounts owed to SciClone under advances made to the Company in connection with the royalty sale transaction. Prior to payment of the $162,500 settlement amount, the Company owed SciClone $301,722. The $162,827 difference between the amount owed and the settlement amount was reported as an extraordinary item.

Liquidity and Capital Resources

At June 30, 2001, the Company had cash and cash equivalents totaling $287,903 and working capital of $93,512 as compared to $335,421 and $248,651, respectively, at December 31, 2000. The decrease in the Company’s cash and working capital from December 31, 2000 was due primarily to the use of cash for operating expenses net of cash generated from the sale of Sciclone stock. See also “Financial Condition.”

The Company incurred $1,806 in capital expenditures for equipment in the six-month period ended June 30, 2001. The Company does not expect to spend more than $15,000 in total for equipment in the year ending December 31, 2001.

The Company’s only readily available sources of funds are its balance of cash and cash equivalents. As noted above under “Plan of Operation,” while no assurance can be given, the Company believes that this source will allow it to satisfy its cash requirements through December 31, 2001. If the Company has not raised additional funds by that date, the Company will likely be forced to suspend or discontinue operations.

REGENERX BIOPHARMACEUTICALS, INC.
PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of matters to a vote of security holders

On June 13, 2001, the Company held its annual meeting of stockholders for the purpose of the election of directors of the Company and for the ratification of Reznick Fedder & Silverman, P.C. as the Company’s independent accountants. The results are set forth below:

The following directors were elected:
1.Election of Directors of the Company
Allan L. Goldstein
Joseph C. McWay
Albert Rosenfeld

2.Ratification of Reznick Fedder & Silverman, P.C. as the Company’s independent accountants	Reznick Fedder & Silverman, P.C. were ratified as the Company's independent accountants.

Item 5. Other information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed 11/26/86)

3.2	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.2 to the Company’s Transitional Report on Form 10-K, File No. 1-15070 (filed 3/18/91)

3.3	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.3 to the Company’s Form 10-KSB, File No. 1-15070 (filed 4/2/01)

3.4	Bylaws of Company	Exhibit 3.2 to Registration Statement No. 33-9370 (filed 10/8/86)

3.5	Amendment No. 1 to Bylaws of Company adopted 8/11/89	Exhibit 4.7 to Registration Statement No. 33-34551, Amendment No. 3 (filed 6/21/90)

3.6	Amendment No. 2 to Bylaws of Company adopted 6/18/90	Exhibit 4.8 to Registration Statement No. 33-34551, Amendment No. 3 (filed 6/21/90)

3.7	Amendment No. 3 to Bylaws of Company adopted 11/30/90	Exhibit 3.6 to the Company’s Transitional Report on Form 10-K, File No. 1-15070 (filed 3/18/91)

4.1	Form of Stock Certificate	Exhibit 4.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed 11/26/86)

4.2	Rights Agreement, dated as of April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 1 to the Company’s Current Report on Form 8-K, File No. 1-15070 (filed May 2, 1994)

4.3	Warrant Agreement, dated March 12, 1997	Exhibit 4.3 to the Company’s Annual Report on Form 10-K, File No. 1-15070 (filed 3/31/97)

4.4	Warrant Agreement, dated July 7, 1997	Exhibit 4.4 to the Company’s Annual Report on Form 10-K/A, File No. 1-15070 (filed 5/13/98)
10.1	Patent License Agreement – Exclusive, between the U.S. Public Health Service and the Company	Exhibit 3.3 to the Company’s Form 10-KSB, File No. 1-15070 (filed 4/2/01)

10.2	Settlement Agreement and Mutual Release, dated March 17, 2000, between the Company and Bachem Biosciences, Inc.	Exhibit 3.3 to the Company’s Form 10-KSB, File No. 1-15070 (filed 4/2/01)

10.3	Consulting Agreement, dated August 16, 1999, among the Company, Allan L. Goldstein, J.J. Finkelstein, Richard J. Hindin and Sidney J. Silver	Exhibit 99.2 to the Company’s Current Report on Form 8-K, File No. 1-15070 (filed 11/9/99)

10.4	Amended and Restated Directors Stock Option Plan	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 1-15070 (filed 3/26/93)

10.5	2000 Stock Option and Incentive Plan	Filed as an Appendix to the Company’s preliminary proxy materials, File No. 1-15070 (filed 9/29/00)

10.6	Lease Agreement, dated February 10, 1993, between the Company and John Arrillaga, Trustee, and Richard T. Perry, Trustee (Sunnyvale, California lease)	Exhibit 10.28 to the Company’s Annual Report of Form 10-K, File No. 1-15070 (filed 3/26/93)

10.7	Lease Agreement Amendment Number 1, dated September 1, 1993, and Amendment Number 2, dated December 27, 1993 (Sunnyvale, California lease)	Exhibit 10.24 to the Company’s Annual Report on Form 10-K, File No. 1-15070 (filed 3/28/94)

10.8	Lease Agreement Amendment No. 3, dated April 19, 1994 (Sunnyvale, California Lease)	Exhibit 10.28 to the Company’s Annual Report on Form 10-K, File No. 1-15070 (filed 3/31/95)

10.9	Assignment of Lease, dated March 22, 1995 from the Company to Scios Nova, Inc. (Sunnyvale, California Lease)	Exhibit 10.24 to the Company’s Annual Report on Form 10-K, File No. 1-15070 (filed 3/31/95)

10.11	Unit Purchase Agreement dated March 12, 1997	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 1-15070 (filed 3/31/97)
10.12	Registration Rights Agreement, dated March 12, 1997	Exhibit 10.26 to the Company’s Annual Report of Form 10-K, File No. 1-15070 (filed 3/31/97)

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

(b) Reports on Form 8-K None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc. (Registrant)

Date: August 14, 2001	/s/Allan L. Goldstein. Allan L. Goldstein President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)