Form 10QSB
period 2001-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2001-11-14
CIK 707511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended SEPTEMBER 30, 2001 Commission file number 0-15070
                              -------------------                       --------

                        REGENERX BIOPHARMACEUTICALS, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)


         DELAWARE                                           52-1253406
         --------                                           ----------
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

19,477,429 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $.001 per share, were outstanding as of October 31, 2001.
Transitional Small Business Disclosure Format (Check One)  Yes [ ] No [X]

                        REGENERX BIOPHARMACEUTICALS, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      INDEX





Part I.           Financial Information                                                                       PAGE NO.
                                                                                                              --------
                  Item 1.     Financial Statements



                                 Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000             3

                                 Statements of Operations for the three-months and nine-months ended
                                 September 30, 2001 (unaudited) and September 30, 2000 (unaudited)                  4

                                 Statements of Cash Flows for the nine-months ended September 30, 2001
                                 (unaudited) and September 30, 2000 (unaudited)                                     5

                                 Notes to Financial Statements (unaudited)                                        6-7

                  Item 2.     Management's Discussion and Analysis or Plan of Operation                          7-11

Part II.          Other Information

                  Item 1.     Legal Proceedings                                                                    12
                  Item 2.     Changes in Securities and Use of Proceeds                                            12
                  Item 3.     Defaults upon Senior Securities                                                      12
                  Item 4.     Submission of matters to a vote of security holders                                  12
                  Item 5.     Other information                                                                    12
                  Item 6.     Exhibits and Reports on Form 8-K                                                  12-14


Signatures                                                                                                         15


ITEM 1.

                            REGENERX BIOPHARMACEUTICALS, INC.
                            ---------------------------------
                                     BALANCE SHEETS
                                     --------------



                                                                            September 30,       December 31,
                                                                               2001                2000
                                                                               ----                ----
                                                                           (unaudited)
ASSETS
------

Current assets
       Cash and cash equivalents                                         $     194,422          $    335,421
       Investments                                                                  --               150,691
       Other current assets                                                      9,167                 8,000
                                                                         -------------          ------------
              Total current assets                                             203,589               494,112

Fixed assets, net                                                                2,064                 1,158
Due from related party, net of allowance                                         3,464                 4,387
                                                                         -------------          ------------
              Total assets                                               $     209,117          $    499,657
                                                                         =============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
      Accounts payable                                                   $      41,034          $    109,293
       Accrued expenses                                                         19,461                29,256
       Letter agreements with vendors                                           20,046               106,912
                                                                         -------------          ------------
              Total current liabilities                                         80,541               245,461
                                                                         -------------          ------------
Stockholders' equity
       Preferred stock, $.001 par value per share,
        1,000,000 authorized; no shares issued                                      --                    --
       Common stock, par value $.001 per share,
        100,000,000 shares authorized; 19,477,429
          issued and outstanding                                                19,477                19,477
       Additional paid-in capital                                           36,415,289            36,415,289
       Accumulated deficit                                                 (36,006,190)          (35,964,159)
       Accumulated other comprehensive income                                       --                83,589
       Stock subscriptions                                                    (300,000)             (300,000)
                                                                         -------------          ------------
              Total stockholders' equity                                       128,576               254,196
                                                                         -------------          ------------

              Total liabilities and stockholders' equity                 $     209,117          $    499,657
                                                                         =============          ============


                       See Notes to financial statements

                     REGENERX BIOPHARMACEUTICALS, INC.
                     ---------------------------------
                         STATEMENTS OF OPERATIONS
                         ------------------------

                                                                             (Unaudited)                         (Unaudited)
                                                                          Three months ended                  Nine months ended
                                                                            September 30,                       September 30,
                                                                 --------------------------------       ----------------------------
                                                                       2001            2000                2001            2000
                                                                       ----            ----                ----            ----
Revenues                                                         $         --     $         --       $         --    $         --

Expenses
              Research and development                                 21,221           12,288            106,538          80,562
              General and administrative                               96,410           85,996            273,573         211,843
                                                                 ------------     ------------       ------------    ------------
Total expenses                                                        117,631           98,284            380,111         292,405
                                                                 ------------     ------------       ------------    ------------
Operating loss                                                       (117,631)         (98,284)          (380,111)       (292,405)
Realized gain on sale of investments                                       --               --            174,781         646,059
Interest expense                                                           --               --                 --              --
Other income                                                            8,000            2,000             16,000           2,000
Interest income                                                        11,393            5,279             19,858          11,258
                                                                 ------------     ------------       ------------    ------------
(Loss) income before extraordinary items                              (98,238)         (91,005)          (169,472)        366,912
Extraordinary item - debt forgiveness                                 127,441               --
Extraordinary item - settlement of vendor payables                         --               --            127,441              --
Extraordinary item - settlement of note payable & interest                 --               --                 --         618,948
                                                                 ------------     ------------                 --         162,827
Net (loss) income                                                $     29,203     $    (91,005)      ------------    ------------
                                                                 ============     ============       $    (42,031)   $  1,148,587
Basic and diluted net (loss) income per common share                                                 ============    ============
              before extraordinary items                         $      (0.01)    $      (0.00)      $      (0.01)   $       0.02
Extraordinary items - settlement of payables/debt                        0.01             0.00               0.01            0.04
                                                                 ------------     ------------       ------------    ------------
Basic and diluted net (loss) income per common share             $       0.00     $      (0.00)      $      (0.00)   $       0.06
                                                                 ============     ============       ============    ============
Weighted average number of common shares outstanding               19,477,429       19,477,429         19,477,429      18,574,144
                                                                 ============     ============       ============    ============


                                    See notes to financial statements

                     REGENERX BIOPHARMACEUTICALS, INC.
                     ---------------------------------
                         STATEMENTS OF CASH FLOWS
                         ------------------------

                                                                               (Unaudited)
                                                                            Nine months ended
                                                                               September 30,
                                                                      ----------------------------------
                                                                           2001                 2000
                                                                           ----                 ----

Cash flows from operating activities:
              Net (loss) income                                       $   (42,031)          $ 1,148,687

Adjustments to reconcile net loss to net cash used
   in operating activities:
       Depreciation                                                           899                   548
       Realized gain on sale of investments                              (174,780)             (646,059)
       Debt forgiveness                                                  (127,441)                   --
       Settlement of vendor payables                                           --              (618,948)
       Settlement of note payable                                              --              (139,222)
       Changes in operating assets and liabilities:
           Decrease in due from related party                                 923                    --
           Decrease in accounts payable                                   (27,684)             (185,326)
           Decrease in accrued expenses                                    (9,795)              (14,605)
                                                                       -----------           -----------
Net cash used in operating activities                                    (381,076)             (454,925)
                                                                       -----------           -----------

Cash flows from investing acctivities:
       Purchase of fixed assets                                            (1,806)                   --
       Cash received on sale of investments                               241,883               918,125
                                                                       -----------           -----------
Net cash provided by investing activities                                 240,077               918,125
                                                                       -----------           -----------
Cash flows from financing activities:
       Repayment of notes payable                                              --              (162,500)
                                                                       -----------           -----------
Net cash used in financing activities                                          --              (162,500)
                                                                       -----------           -----------
Net (decrease) increase in cash and cash equivalents                     (140,999)              300,700

Cash and cash equivalents at beginning of period                          335,421                43,387
                                                                       -----------           -----------
Cash and cash equivalents at end of period                            $   194,422            $   344,087
                                                                       ===========           ===========


                        See notes to financial statements

                        REGENERX BIOPHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
 FOR THE THREE-MONTHS AND NINE-MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

A.       GENERAL
         -------

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

      The Company currently has no products that have received regulatory approval. During 1997, the Company entered into a Material Transfer Agreement - Cooperative Research and Development Agreement ("CRADA") with the National Institutes of Health ("NIH"), pursuant to which an NIH investigator used Thymosin beta 4 provided by the Company in pre-clinical animal studies for the treatment of non-healing wounds. In exchange for providing the product and other data, the Company received an option to elect to negotiate for an exclusive or non-exclusive commercialization license from the NIH pursuant to a patent application filed by NIH in 1998. The Company's option expired on February 11, 1999. The Company's President is named as a co-inventor on the patent application filed by the NIH. As a result, he retains an equal, undivided interest in the intellectual property described in the patent application, which he subsequently assigned to the Company for nominal consideration on May 1, 2000. On February 6, 2001, the Company signed an exclusive licensing agreement with NIH whereby the Company obtained an exclusive world-wide license to Thymosin beta 4 as a wound-healing drug. In exchange for the exclusive license, the Company must make certain royalty and milestone payments to the NIH. To date, no payments have been made or are due.

      In August 1999, the Company contracted with a group of four consultants, including the Company's President, to advise the Company on the most viable approaches for raising the necessary capital to continue business operations and funding research and development. At this time the Company resumed operations. The consultants each received compensation in the form of 1,875,000 stock options, exercisable at $.04 per share. On February 3, 2000 each consultant exercised all of his outstanding options in return for consulting services valued at $7,500 each and a three-year note for $75,000 each, secured by the shares issued and bearing interest at 6.09% per annum. In addition, one consultant receives a monthly fee of $9,167 and another consultant (the Company's President) receives a monthly salary of $5,000 per month ($2,000 of which is withheld by the Company as partial repayment of certain of the President's outstanding indebtedness to the Company other than the note payable for the option exercise).

B.    FINANCIAL STATEMENTS
      --------------------

      The Balance Sheet as of September 30, 2001, the Statements of Operations for the three-month and nine-month periods ended September 30, 2001 and September 30, 2000, and the Statements of Cash Flows for the nine-month periods ended September 30, 2001 and September 30, 2000, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2001, and for the periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

      The results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the operating results anticipated for the full year.

C.    NET INCOME (LOSS) PER SHARE
      ---------------------------

Net income (loss) per share is based on the weighted average number of common shares outstanding during the three-month and nine-month periods ended September 30, 2001 and September 30, 2000. During these periods an immaterial number of options were outstanding that did not materially impact the above calculations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

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

The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PLAN OF OPERATIONS

Because the Company currently has no products that have received regulatory approval, the Company has not generated significant revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. As of September 30, 2001, the Company's current assets primarily consisted of cash and cash equivalents of $194,422. Although no assurance can be given, the Company believes that it will be able to satisfy its cash requirements through December 31, 2001 by utilizing its existing balance of cash and cash equivalents. If additional funds are not raised by that point, the Company likely will be forced to suspend or discontinue operations.

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

The Company's current primary business focus is the commercialization of Thymosin beta 4 ("T(beta)4"), a 43 amino acid peptide. The Company is concentrating its product development efforts on the use of T(beta)4 for the treatment of injured tissue and non-healing wounds to enable more rapid repair and/or tissue regeneration. Toward this end, the Company in 1997 entered into an agreement with the NIH pursuant to which the Company provided an NIH investigator with T(beta)4 for testing in animal models in a wound healing study. A provisional patent application was filed by NIH in July 1998, with a Patent Cooperation Treaty (PCT) application filed in July 1999, pertaining to the work performed on T(beta)4. On February 6, 2001, the Company obtained an exclusive world-wide license from NIH to T(beta)4 as a wound-healing drug. In exchange for the exclusive license, the Company must make certain royalty and milestone payments to the NIH. No assurance can be given as to whether or when a patent will be issued, or as to any conditions that might be attached to the patent.

On May 22, 2001, the Company entered into a new Material-CRADA with National Institute of Dental and Cranio-facial Research ("NIDCR"), whereby the Company will provide significant quantities of

T(beta)4 to NIDCR for continued research and development. In return, the Company retains the right to secure an exclusive license related to any patents filed by NIH on new discoveries related to T(beta)4.

On August 30, 2001, the Company entered into a Material-CRADA with the University of Texas Southwestern Medical Center in Dallas, Texas, whereby the Company will provide T(beta)4 to UTSMC for research and development unrelated to areas covered by the NIDCR collaboration. In return, the Company retains the right to negotiate an exclusive license related to any patents filed by UTSMC on new discoveries related to T(beta)4.

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

FINANCIAL CONDITION

The Company's total assets at September 30, 2001 were $209,117, compared with $499,657 at December 31, 2000. This decrease was due to decreases in the common stock of SciClone owned by the Company, which stock was originally received pursuant to a royalty sale agreement entered into in 1998. Cash and cash equivalents decreased to $194,422 at September 30, 2001 from $335,421 at December 31, 2000, as a result of the sale of all remaining SciClone common stock during the 1st quarter of 2001, net of the use of cash for operating expenses.

The Company's total liabilities were reduced to $80,541 at September 30, 2001 from $245,461 at December 31, 2000. Accounts payable at September 30, 2001 were $41,034, compared with $109,293 at December 31, 2000, and amounts owed under letter agreements with vendors totaled $20,046 and $106,912 at September 30, 2001 and December 31, 2000, respectively. The decrease in liabilities at September 30, 2001 compared to December 31, 2000 resulted from the payment of accounts payable and the forgiveness of debt.

Stockholders' equity decreased to $128,576 at September 30, 2001 from $254,196 at December 31, 2000. This decrease resulted from the operating loss experienced during this period net of the realized gain on the sale of SciClone stock and the reduction of vendor letter agreements. The accumulated deficit decreased to $36,006,190 at September 30, 2001 from $35,964,159 at December 31, 2000 as a result of the Company's net loss of $42,031 for the nine-month period ended September 30, 2001.

RESULTS OF OPERATIONS

Net Income (Loss). The Company had net income of $29,203 and a net loss of $42,031 for the three-months and nine-months ended September 30, 2001, respectively, compared with a net loss of $91,005 and net income of $1,148,687 for the same periods in 2000, respectively. This change resulted primarily from a $471,278 decrease in realized gain on sale of investments to $174,781 for the nine-months ended September 30, 2001 compared to $646,059 in the prior year period, and a $654,334 decrease in extraordinary items to $127,441 at for the nine-months ended September 30, 2001 compared to extraordinary items totaling $781,775 in the prior year period. Excluding extraordinary items, the Company's
(loss) and income for the nine-months ended September 30, 2001 and 2000 were ($169,472) and $366,912, respectively.

Operating Loss. The Company had an operating loss of $117,631 and $380,111 for the three-months and nine-months ended September 30, 2001, respectively, compared with an operating loss of $98,284 and $292,405 for the same periods in 2000, respectively. This increase resulted from an increase in operating expenses for the nine-months of 2001, as discussed below. Revenues for the three-months and nine-months ended September 30, 2001 and the three-months and nine-months ended September 30, 2000 were zero. As noted above, under "Plan of Operation," the Company does not anticipate it will generate revenues in the foreseeable future.

Operating expenses for the three-months and nine-months ended September 30, 2001 totaled $117,631 and $380,111, respectively, compared with $98,284 and $292,405 for the same period in 2000, respectively. Operating expenses were comprised of research and development expenses, which were $21,221 and $106,538 for the three-months and nine-months ended September 30, 2001, respectively, and $12,288 and $80,562 for same period in 2000, respectively, and general and administrative expenses, which were $96,410 and $273,573 for the three-months and nine-months ended September 30, 2001 and $85,996 and $211,843 for the prior year periods, respectively. Research and development expenses during the first quarter of 2000 primarily consisted of a $50,000 deposit paid toward the purchase of T(beta)4 from a contract manufacturer to be used in clinical trials. The final payment of $50,000 paid toward the purchase of T(beta)4 was made in the first quarter of 2001. Additionally personnel, related costs, and clinical trials increased in 2001. General and administrative expenses increased primarily as a result of increases in legal fees, consulting, and shareholder communication.

Other Income and Extraordinary Items. As a result of selling SciClone shares, the Company realized a gain on sale of investments of $0 and $174,781 during the three-months and nine-months ended September 30, 2001, compared with a gain of $0 and $646,059 for the comparable period in the prior year. During the three-months and nine-months ended September 30, 2001, the Company had debt forgiveness of $127,441 compared to zero in the comparable periods of the prior year. During the three-months and nine-months ended September 30, 2001, the Company had settlements of vendor and note payables of zero compared to $0 and $781,775 in the comparable periods of the prior year. The gains on the forgiveness of debt and the write down of vendor and notes payables were reported as extraordinary items.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had cash and cash equivalents totaling $194,422 and working capital of $169,832 as compared to $335,421 and $248,651, respectively, at December 31, 2000. The decrease in the Company's cash and working capital from December 31, 2000 was due primarily to the use of cash for operating expenses net of cash generated from the sale of SciClone stock. See also "Financial Condition."

The Company incurred $1,806 in capital expenditures for equipment in the nine-month period ended September 30, 2001. The Company does not plan to spend more than $10,000 in total for equipment in the year ending December 31, 2001.

The Company's only readily available sources of funds are its balance of cash and cash equivalents. As noted above under "Plan of Operations," while no assurance can be given, the Company believes that this source will allow it to satisfy its cash requirements through December 31, 2001. If the Company has not raised additional funds by that date, the Company will likely be forced to suspend or discontinue operations.

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

                  None

Item 5.  Other information

                  None

Item 6.  Exhibits and Reports on Form 8-K

        (a)      Exhibits
                 --------



             Exhibit No.       Description of Exhibit                      Reference*

             3.1               Restated Certificate of Incorporation of    Exhibit 3.1 to Registration Statement No.
                               the Company                                 33-9370, Amendment No. 1 (filed 11/26/86)

             3.2               Amendment to Restated Certificate of        Exhibit 3.2 to the Company's Transitional
                               Incorporation of Company                    Report on Form 10-K, File No. 1-15070 (filed
                                                                           3/18/91)

             3.3               Amendment to Restated Certificate of        Exhibit 3.3 to the Company's Form 10-KSB,
                               Incorporation of Company                    File No. 1-15070 (filed 4/2/01)

             3.4               Bylaws of Company                           Exhibit 3.2 to Registration Statement No.
                                                                           33-9370 (filed 10/8/86)

             3.5               Amendment No. 1 to Bylaws of Company        Exhibit 4.7 to Registration Statement No.
                               adopted 8/11/89                             33-34551, Amendment No. 3 (filed 6/21/90)



             3.6               Amendment No. 2 to Bylaws of Company        Exhibit 4.8 to Registration Statement No.
                               adopted 6/18/90                             33-34551, Amendment No. 3 (filed 6/21/90)

             3.7               Amendment No. 3 to Bylaws of Company        Exhibit 3.6 to the Company's Transitional
                               adopted 11/30/90                            Report on Form 10-K, File No. 1-15070 (filed
                                                                           3/18/91)

             4.1               Form of Stock Certificate                   Exhibit 4.1 to Registration Statement No.
                                                                           33-9370, Amendment No. 1 (filed 11/26/86)

             4.2               Rights Agreement, dated as of April 29,     Exhibit 1 to the Company's Current Report on
                               1994, between the Company and American      Form 8-K, File No. 1-15070 (filed May 2, 1994)
                               Stock Transfer & Trust Company, as Rights
                               Agent

             4.3               Warrant Agreement, dated March 12, 1997     Exhibit 4.3 to the Company's Annual Report on
                                                                           Form 10-K, File No. 1-15070 (filed 3/31/97)

             4.4               Warrant Agreement, dated July 7, 1997       Exhibit 4.4 to the Company's Annual Report on
                                                                           Form 10-K/A, File No. 1-15070 (filed 5/13/98)

             10.1              Patent License Agreement - Exclusive,       Exhibit 3.3 to the Company's Form 10-KSB,
                               between the U.S. Public Health Service      File No. 1-15070 (filed 4/2/01)
                               and the Company

             10.2              Settlement Agreement and Mutual Release,    Exhibit 3.3 to the Company's Form 10-KSB,
                               dated March 17, 2000, between the Company   File No. 1-15070 (filed 4/2/01)
                               and Bachem Biosciences, Inc.

             10.3              Consulting Agreement, dated August 16,      Exhibit 99.2 to the Company's Current Report
                               1999, among the Company, Allan L.           on Form 8-K, File No. 1-15070 (filed 11/9/99)
                               Goldstein, J.J. Finkelstein, Richard J.
                               Hindin and Sidney J. Silver

             10.4              Amended and Restated Directors Stock        Exhibit 10.25 to the Company's Annual Report
                               Option Plan                                 on Form 10-K, File No. 1-15070 (filed 3/26/93)





             10.5              2000 Stock Option and Incentive Plan        Filed as an Appendix to the Company's
                                                                           preliminary proxy materials, File No. 1-15070
                                                                           (filed 9/29/00)

             10.6              Lease Agreement, dated February 10, 1993,   Exhibit 10.28 to the Company's Annual Report
                               between the Company and John Arrillaga,     of Form 10-K, File No. 1-15070 (filed 3/26/93)
                               Trustee, and Richard T. Perry, Trustee
                               (Sunnyvale, California lease)

             10.7              Lease Agreement Amendment Number 1, dated   Exhibit 10.24 to the Company's Annual Report
                               September 1, 1993, and Amendment Number     on Form 10-K, File No. 1-15070 (filed 3/28/94)
                               2, dated December 27, 1993 (Sunnyvale,
                               California lease)

             10.8              Lease Agreement Amendment No. 3, dated      Exhibit 10.28 to the Company's Annual Report
                               April 19, 1994 (Sunnyvale, California       on Form 10-K, File No. 1-15070 (filed 3/31/95)
                               Lease)

             10.9              Assignment of Lease, dated March 22, 1995   Exhibit 10.24 to the Company's Annual Report
                               from the Company to Scios Nova, Inc.        on Form 10-K, File No. 1-15070 (filed 3/31/95)
                               (Sunnyvale, California Lease)

             10.11             Unit Purchase Agreement dated March 12,     Exhibit 10.25 to the Company's Annual Report
                               1997                                        on Form 10-K, File No. 1-15070 (filed 3/31/97)

             10.12             Registration Rights Agreement, dated        Exhibit 10.26 to the Company's Annual Report
                               March 12, 1997                              of Form 10-K, File No. 1-15070 (filed 3/31/97)

             ---------------------
             * Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

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


                                             RegeneRx Biopharmaceuticals, Inc.
                                             ---------------------------------
                                                        (Registrant)



Date:  November 14, 2001                        /s/ Allan L. Goldstein.
                                          -------------------------------------
                                                    Allan L. Goldstein
                                           President and Chief Executive Officer
                                            (Principal Executive Officer and
                                             Principal Financial Officer)