Form 10KSB
period 2001-12-31
REGENERX BIOPHARMACEUTICALS INC
filed 2002-04-01
CIK 707511

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State the issuer's revenues for its most recent fiscal year: $0.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the OTC Bulletin Board on March 15, 2002, was approximately $8.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         The number of shares of issuer's Common Stock outstanding as of March 15, 2002 was 26,783,812.

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

         The Company's primary business focus for most of its history was the commercialization of Thymosin alpha 1 ("T(alpha)1"), a 28 amino acid peptide shown to regulate the immune system in animal models. T(alpha)1 is now approved for the treatment of hepatitis b and c and as an immune adjuvant in 23 countries outside the United States and is in registration for approval in several more. In 1998, the Company sold all rights and interests it had in T(alpha)1 to SciClone Pharmaceuticals, Inc. See "--Previous Commercial Development - Thymosin Alpha 1" below. The Company's current primary business focus is the commercialization of Thymosin beta 4, a 43 amino acid peptide ("T(beta)4"). The Company is concentrating its efforts on the use of T(beta)4 for the treatment of injured tissue and non-healing wounds to enable more rapid repair and/or tissue regeneration.

         The Company utilizes a virtual company strategy in order to effectively control costs while focusing on the clinical development of T(beta)4. The Company uses this model for certain research and development, clinical trials, and manufacturing operations, as well as other functions critical to its mission. The Company believes this approach enhances its ability to allocate resources rapidly to different projects. The strategy consists of (i) identifying, evaluating and licensing pharmaceutical product opportunities that appear to have a significant commercial potential; (ii) designing pre-clinical and/or clinical protocols to test such products; (iii) utilizing third party contract manufacturers to supply clinical grade material and third party contract research organizations to perform pre-clinical and/or clinical studies in accordance with its designed protocols; and (iv) pursuing sublicense arrangements with established pharmaceutical companies to support late stage clinical testing and ultimately marketing if regulatory approval is obtained.

RECENT DEVELOPMENTS

         On March 7, 2002 the Company completed the sale of 7,306,383 shares of the common stock of the Company pursuant to a private placement at a price of $.235 per share. The Company received approximately $1.7 million in proceeds from this private placement of its common stock. The lead investor in the transaction was Defiante Farmaceutica Unipessoal, L.d.a., a Portuguese company which is part of an Italian pharmaceutical group, Sigma-Tau, S.p.A., headquartered in Rome, Italy. Defiante Farmaceutica Unipessoal, L.d.a. purchased 4,255,319 shares of Company common stock in the private placement.

         On March 19, 2002, J.J. Finkelstein was appointed as the Company's President and Chief Executive Officer, replacing Dr. Allan L. Goldstein who will remain as Chairman and Chief Scientific Advisor of the Company. Mr. Finkelstein was also appointed to the Company's board of directors. Mr. Finkelstein was one of the early founders of RegeneRx, having helped finance the Company during its start-up in 1982. He was appointed

President and CEO in 1984 and remained in that position through 1989, during which time he was responsible for several rounds of financing including the Company's initial public offering. Mr. Finkelstein served as a financial and business consultant to the Company since August 1999.


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

         The Company's main product development focus is its involvement with and support of studies using T(beta)4 for the treatment of non-healing wounds and similar medical problems. The Company entered into a Material Transfer - Cooperative Research and Development Agreement with the NIH during the second quarter of 1997. Under this agreement, the Company provided an NIH investigator with T(beta)4 purchased from a third party vendor for testing in animal models in a wound healing study. In exchange, the Company received an option to elect an exclusive or non-exclusive commercialization license from the NIH for any patent rights that might result from the research study that relate to the use of T(beta)4 as a tissue growth and repair factor. Under the agreement, the Company was required to exercise this option within three months after the NIH notified the Company that a patent or other intellectual property application had been filed. A provisional patent application was filed by NIH in July 1998, with a Patent Cooperation Treaty (PCT) application filed in July 1999, pertaining to the work performed on T(beta)4. On February 6, 2001, the Company executed an agreement with the NIH giving the Company an exclusive worldwide license from the NIH for all claims to T(beta)4 within the patent application. In exchange for the exclusive license, the Company must make certain royalty and milestone payments to the NIH. No assurance can be given as to whether or when a patent will be issued, or as to any conditions that might be attached to the patent.

         To date, the NIH has performed pre-clinical animal studies using T(beta)4, supplied by the Company, which have indicated that T(beta)4 is effective in healing injured tissue and improving wound healing and chemical burns in steroid-treated rodents and other mammals. Before clinical trials may begin the Company must file with the U.S. Food and Drug Administration (the "FDA") an Investigational New Drug Application ("IND"), and the IND must be approved by the FDA. Product development activities generally required to support the filing of an IND include (i) manufacturing of pre-clinical supplies;
(ii) pharmacology studies; (iii) toxicology studies; (iv) manufacture of clinical supplies; and (v) development of a biochemical assay and immunoassay for T(beta)4. In June 2000, the Company and the NIH met with the FDA to discuss the proposed IND application which, if approved, would allow initiation of Phase I clinical trials on the use of T(beta)4 as a wound-healing treatment. The Company has received correspondence from the FDA which specifies the remaining pre-clinical work the Company must undertake in order to have the IND approved. The Company is currently preparing to complete the pre-clinical work necessary for approval of the IND and Phase I clinical trials. See "Forward-Looking Statements -- Uncertainties Related to Limited Capital Resources" and "-- Dependence on Collaborative Relationships" contained in Exhibit 99 to this Report. For additional information regarding the regulatory approval process for the Company's products, see "-- Government Regulation."

         Other areas the Company may explore with T(beta)4 are the healing of eye injuries, including chemical burns and inflammatory processes, post surgical healing, and wound healing in patients undergoing steroidal therapy, among other indications. The Company also is reconsidering the possible applications of T(beta)4 for the treatment of septic shock and cystic fibrosis.

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

PREVIOUS COMMERCIAL DEVELOPMENT - THYMOSIN ALPHA 1

         The Company's first commercial development project was focused on T(alpha)1, a 28 amino acid peptide shown to regulate the immune system in animal models. T(alpha)1 is now approved for the treatment of hepatitis b and c and as an immune adjuvant in 23 countries outside the United States and is in registration for approval in several more. The commercial development of this product was licensed to SciClone Pharmaceuticals, Inc. ("SciClone") in November 1994.

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

MANUFACTURING

         In anticipation of Phase I clinical trials, the Company has contracted with a manufacturer to produce T(beta)4 for this study, and future studies, of T(beta)4. In March 2000, the Company pre-paid $50,000 of the $100,000 cost of an initial quantity of the material. Pursuant to the agreement with the manufacturer, the remaining $50,000 became due in 2001 as a result of the Company's obtainment of exclusive rights under the patent application filed by the NIH. The remaining $50,000 was placed in escrow pending completion of production. See "Item 6. Management's Discussion and Analysis or Plan of Operation." For the Phase I clinical trials, it is expected that the T(beta)4 supplied by the Company will be given to another manufacturer to produce a topical formulation that will be administered to test subjects. Several manufacturers have been identified to formulate and test this material. No agreements with these manufacturers have been entered into, however, and no assurance can be given that such agreements will be negotiated on terms favorable to the Company, or at all. Contractors will be selected on the basis of their supply capability, ability to produce a drug substance in accordance with current Good Manufacturing Practice requirements of the FDA and to meet Company-established specifications. The Company does not know at this time what the cost of manufacturing this material will be, or whether it will have sufficient funds to cover this cost.

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

PROPRIETARY RIGHTS

         Under a research agreement with The George Washington University ("GWU"), the Company funded T(beta)4 research at GWU and was granted a sole and exclusive world-wide license to any patents that resulted from such research. While the Company no longer funds research under this agreement, the Company remains obligated under the research agreement to pay GWU a royalty of 4% of the net sales, if any, of specified products covered by patents issued in connection with the agreement. Pursuant to the research agreement, the Company has exclusive rights to patent applications filed in the United States and in Europe disclosing the use of T(beta)4 for the treatment of septic shock and associated syndromes, including ARDS. Two U.S. patents have issued. The first patent, No. 5,578,570, entitled "Method of Treating Septic Shock Using T(beta)4," issued on November 26, 1996 and the second patent, No. 5,593,964, entitled "Method of Treating Septic Shock By Preventing Actin Polymerization," issued on January 14, 1997. No sales have occurred and as a result, no royalty payments have yet been incurred or paid to GWU pursuant to the research agreement. The Company has also filed numerous other patents related to T(beta)4 and related compounds and indications for their use.

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

EMPLOYEES

         The Company utilizes a business strategy that involves contracting out research, development, manufacturing, and other functions to third parties partially in order to minimize the expense and overhead associated with the maintenance of permanent employees and laboratory and manufacturing facilities. Consistent with this strategy, the Company currently utilizes several consultants, along with various other professional advisors, to advise its Chief Executive Officer and Board of Directors on all company matters. See "Item 12. Certain Relationships and Related Transactions -- Consulting Agreement." The Company currently has two employees in addition to retaining several outside consultants.

CLINICAL TRIALS

         Under its current business model, the Company intends to use a Clinical Research Organization (CRO) to conduct all facets related to clinical trials. This includes any preclinical pharmacokinetics, toxicology, and formulation work remaining prior to beginning human clinical trials. The CRO will also be responsible for the conduct of clinical trials on behalf of the Company. This will enable the Company to efficiently perform high quality clinical trials without the need to build infrastructure to support such trials and without giving up any rights to its products. The Company intends to file an IND and begin human clinical trials this year.


ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in Bethesda, Maryland where it leases office space in an executive office suite. The Company entered into the lease agreement for this property in August 1999. The lease agreement provides for three-month term, which automatically renews upon expiration for an additional three months unless either the Company or the lessor provides notice of termination 60 days prior to expiration. In addition, the Company had an operating lease for production facility space in Sunnyvale, California. The term of this lease expired in January 2002. In March 1995, the Company assigned its interest in the lease to a third party for the remaining term of the lease. The Company was liable under the original lease agreement to pay rent and other amounts owed by the assignee if the assignee defaults in payment of these amounts to the landlord. For additional information, see Note 10 of the Notes to Financial Statements contained in Item 7 of this Report and "Forward-Looking Statements-- Obligations Under Prior Laboratory Lease Agreement" contained in
Exhibit 99 to this Report.

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

                                           High          Low

For the year ended

December 31, 2001:
First Quarter                              $.20         $.06
Second Quarter                             $.73         $.03
Third Quarter                              $.62         $.16
Fourth Quarter                             $.32         $.18

December 31, 2000:
First Quarter                              $.45         $.01
Second Quarter                             $.17         $.09
Third Quarter                              $.16         $.06
Fourth Quarter                             $.17         $.04



         As of December 31, 2001, there were approximately 1,120 holders of record of the Company's common stock.

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

FINANCIAL CONDITION

         The Company's total assets at December 31, 2001 were $124,050, compared with $499,657 at December 31, 2000. This decrease in total assets was primarily due to decreases in the Company's cash and investment in SciClone common stock.

         Cash and cash equivalents decreased to $100,490 at December 31, 2001 from $335,421 at December 31, 2000, primarily as a result of operating expenses paid. Investments decreased to $0 at December 31, 2001 from $150,691 at December 31, 2000. This change resulted from the sale of all remaining SciClone shares held by the Company.

         Accounts payable decreased to $51,289 at December 31, 2001 from $109,293 at December 31, 2000, and accrued expenses increased to $32,717 at December 31, 2001 from $29,256 at December 31, 2000. The decrease in accounts payable resulted from payments to vendors and the forgiveness of debt. The Company's obligations under letter agreements with certain of its other vendors were reduced to $20,046 at December 31, 2001 from $106,912 at December 31, 2000 as a result of the forgiveness of debt.

         Stockholders' equity decreased to $19,998 at December 31, 2001 from $254,196 at December 31, 2000. This amount decreased primarily because of the increase in accumulated deficit to $36,114,768 from $35,964,159 as a result of a net loss for 2001 of $150,609, and by the decrease in accumulated other comprehensive income to $0 at December 31, 2001 from $83,589 at December 31, 2000.

COMPARISON OF RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2001 AND 2000

         Net Income (Loss). The Company had a net loss of $150,609, or $0.01 per basic and diluted share, for the year ended December 31, 2001, compared with net income of $1,041,432, or $0.06 per basic and $0.05 per diluted share, for the year ended December 31, 2000. The net loss for 2001 stemmed primarily from the ongoing operating expenses net of the realized gain on sale of investments of $174,780 and a $118,274 extraordinary gain resulting from the forgiveness of debt. Net income in 2000 included a realized gain on sale of investments of $694,931 and an extraordinary gain of $781,775 related to the settlement of vendor payables and notes payable.

         Operating Loss. The Company had an operating loss of $495,697 for the year ended December 31, 2001 compared to an operating loss of $463,430 for the year ended December 31, 2000. This increase in operating loss resulted from an increase in operating expenses for 2000, discussed below. Revenues for the years ended December 31, 2001 and 2000 were zero. As noted below, under "--Liquidity and Capital Resources," the Company does not anticipate it will generate revenues in the foreseeable future.

         Operating expenses in 2001 totaled $495,697, compared to $463,430 in 2000. This increase was attributable primarily to an increase in research and development expenses. Operating expenses are comprised of research and development expenses, which were $139,115 for 2001 and $64,795 for 2000, and general and administrative expenses, which were $356,582 for 2001 and $398,635 for 2000. Research and development expenses increased as a result of an increase in research projects and in personnel related expenses. General and administrative expenses decreased as a result of a reduction in professional fees.

         The Company expects that its operating losses will continue in 2002, since as with 2001 and 2000, the Company does not anticipate it will generate any revenues in 2002.

         Other Income (Expense) and Extraordinary Items. Realized gain on sales of investments for 2001 and 2000 were $174,780 and $694,931, respectively, representing gains from the sale of SciClone shares received in the royalty sale transaction. Other income of $22,000 in 2001 and $10,000 in 2000 was related to payments made by the President of the Company on a note receivable that has been fully reserved as a doubtful collection.

         Interest income for 2001 and 2000 was $30,034 and $18,699, respectively. As explained below, under "--Liquidity and Capital Resources," during 2001 and 2000, the Company renegotiated payments to vendors and had forgiveness of debt that resulted in an extraordinary gain of $118,274 and $618,948, respectively. The Company also entered into an agreement with SciClone that resulted in a forgiveness of debt of $162,827 that was recognized in 2000 as an extraordinary gain.

         Income Taxes. At December 31, 2001, the Company had net operating loss, capital loss and research and development tax credit carryforwards of approximately $35 million, $600,000 and $600,000, respectively, for income tax purposes which expire in various years through 2021. Certain substantial changes in the Company's ownership would result in an annual limitation on the amount of the net operating loss carryforwards which can be utilized.

         The Company has provided a full valuation allowance for deferred tax assets since realization of these future benefits cannot be reasonably assured as a result of recurring operating losses. For years in which the Company is profitable, these deferred tax assets are available to offset income tax liabilities and expense, subject to certain limitations.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception in 1982, the Company's activities have consisted of conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of products for research, testing and clinical trials. The Company's accumulated deficit of $36,114,768 through December 31, 2001 has been funded primarily by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by the Company, limited product sales and royalties, and the sale of royalty rights.

         The Company continues its development program for T(beta)4, and has no products that have received regulatory approval. The Company has not generated significant revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. During 2001 and 2000, the Company earned no revenues. The Company will require substantial funding in order to complete its research and development activities and to manufacture and market any products which the Company intends to develop.

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

         Currently, there are two other outstanding obligations to vendors which are under dispute. Amounts owed to these vendors totaled approximate $65,000 at December 31, 2000 and no payments have been made to such vendors since that date. In 2001, the Company recognized $118,274 in extraordinary income as a result of debt forgiveness.

         Cash balance at December 31, 2001 were $100,490. Working capital at December 31, 2001 was 9,069.

Subsequent Event

         On March 7, 2002, the Company completed a private placement of its common stock. Under the terms of the private placement, the company sold 7,306,383 restricted shares at a stock price of $.235 per share. The total funds raised in the private placement amounted to $1,717,000. The capital will be used for general working capital purposes focused primarily on obtaining and IND from the FDA and initiating human clinical trials for T(beta)4.

         Although no assurance can be given, the Company believes that with the cash generated by the above equity transaction, together with its other readily available funds, it will be sufficient to sustain current operations through at least June 30, 2003. If substantial additional funding is not obtained by that point, the Company may be forced to suspend or discontinue certain operations.

         The effect of inflation and changing prices on the continuing operations of the Company is not expected to be significant.

ITEM 7.           FINANCIAL STATEMENTS

                                                                           PAGE


INDEPENDENT AUDITORS' REPORT                                               14


FINANCIAL STATEMENTS


         BALANCE SHEETS                                                    15


         STATEMENTS OF OPERATIONS                                          16


         STATEMENTS OF STOCKHOLDERS' EQUITY                                17


         STATEMENTS OF CASH FLOWS                                          18


         NOTES TO FINANCIAL STATEMENTS                                     19

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
RegeneRx Biopharmaceuticals, Inc.


         We have audited the accompanying balance sheets of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2001 and 2000, the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ REZNICK FEDDER AND SILVERMAN

Bethesda, Maryland
February 27, 2002, except for note 11 which is dated March 7, 2002

                            REGENERX BIOPHARMACEUTICALS, INC.
                                     BALANCE SHEETS


                                                                                 December 31,
                                                                        ------------------------------
                                                                             2001            2000
                                                                             ----            ----
ASSETS

Current assets
       Cash and cash equivalents                                        $   100,490       $   335,421
       Investments                                                               --           150,691
       Other current assets                                                  12,631             8,000
                                                                        -----------       -----------

              Total current assets                                          113,121           494,112

Fixed assets, net                                                             1,731             1,158
Due from related party, net of allowance                                      9,198             4,387
                                                                        -----------       -----------
              Total assets                                              $   124,050       $   499,657
                                                                        ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable                                                 $    51,289       $   109,293
       Accrued expenses                                                      32,717            29,256
       Letter agreements with vendors                                        20,046           106,912
                                                                        -----------       -----------

              Total current liabilities                                     104,052           245,461
                                                                        -----------       -----------

Commitments                                                                      --                --

Stockholders' equity
       Preferred stock, $.001 par value per share,
        1,000,000 authorized; no shares issued                                   --                --
       Common stock, par value $.001 per share,
        100,000,000 shares authorized; 19,477,429
          issued and outstanding                                             19,477            19,477
       Additional paid-in capital                                        36,415,289        36,415,289
       Accumulated deficit                                              (36,114,768)      (35,964,159)
       Accumulated other comprehensive income                                    --            83,589

       Stock subscriptions                                                 (300,000)         (300,000)
                                                                        -----------       -----------

              Total stockholders' equity                                     19,998           254,196
                                                                        -----------       -----------

              Total liabilities and stockholders' equity                $   124,050       $   499,657
                                                                        ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                  REGENERX BIOPHARMACEUTICALS, INC.
                      STATEMENTS OF OPERATIONS



                                                                                Year ended
                                                                                December 31,
                                                                   -----------------------------------------

                                                                        2001                       2000
                                                                        ----                       ----
Revenues                                                           $         --                $         --

Expenses
     Research and development                                           139,115                      64,795
     General and administrative                                         356,582                     398,635
                                                                   ------------                ------------

Total expenses                                                          495,697                     463,430
                                                                   ------------                ------------

Operating loss                                                         (495,697)                   (463,430)
                                                                   ------------                ------------

Other income (expense)
     Realized gain on sale of investments                               174,780                     694,931
     Other income                                                        22,000                      10,000
     Interest income                                                     30,034                      18,699
     Other expense                                                           --                        (543)
                                                                   ------------                ------------

Total other income                                                      226,814                     723,087
                                                                   ------------                ------------

(Loss) income before extraordinary items                               (268,883)                    259,657

Extraordinary items
     Debt forgiveness                                                   118,274                          --
     Settlement of vendor payables                                           --                     618,948
     Settlement of note payable & interest                                   --                     162,827
                                                                   ------------                ------------

Net (loss) income                                                  $   (150,609)               $  1,041,432
                                                                   ============                ============

Basic and diluted net (loss) income per common share
     before extraordinary items                                    $      (0.01)               $       0.01
                                                                   ------------                ------------

Extraordiniary items
     Basic                                                         $         --                $       0.05
                                                                   ------------                ------------
     Diluted                                                       $         --                $       0.04
                                                                   ------------                ------------

Basic net (loss) income per common share                           $      (0.01)               $       0.06
                                                                   ============                ============

Diluted net (loss) income per common share                         $      (0.01)               $       0.05
                                                                   ============                ============

Weighted average number
 of common shares outstanding                                        19,477,429                  18,852,429
                                                                   ============                ============


   The accompanying notes are an integral part of these financial statements.

                        REGENERX BIOPHARMACEUTICALS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                            YEARS ENDED 2001 AND 2000



                                     Common stock       Additional                              Accumulated Other       Total
                                  -------------------    paid-in     Accumulated      Stock      Comprehensive      stockholders'
                                  Shares       Amount    capital      deficit      Subscription   income (loss)    equity (deficit)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999      11,977,429    $11,977   $36,115,289  $(37,005,591) $      --        $ 483,326      $  (394,999)

Unrealized loss on investments          --         --            --            --         --         (399,737)        (399,737)
Exercise of stock options        7,500,000      7,500       300,000            --   (300,000)              --            7,500
Net income                              --         --            --     1,041,432         --               --        1,041,432

-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000      19,477,429     19,477    36,415,289   (35,964,159)  (300,000)          83,589          254,196

Unrealized loss on investments          --         --            --            --         --          (83,589)         (83,589)
Net loss                                --         --            --      (150,609)        --               --         (150,609)

----------------------------------------------------------------------------- -----------------------------------------------------
Balance, December 31, 2001      19,477,429    $19,477   $36,415,289  $(36,114,768) $(300,000)       $      --       $   19,998

===================================================================================================================================



   The accompanying notes are an integral part of these financial statements.

                          REGENERX BIOPHARMACEUTICALS, INC.
                               STATEMENTS OF CASH FLOWS


                                                                                                      Year ended
                                                                                                      December 31,
                                                                                          --------------------------------------
                                                                                              2001                        2000
                                                                                              ----                        ----
Cash flows from operating activities:
       Net (loss) income                                                                  $  (150,609)               $ 1,041,432

Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation                                                                          1,232                        731
          Realized gain on sale of investments                                               (174,780)                  (694,931)
          Debt forgiveness                                                                   (118,274)                        --
          Settlement of vendor payables                                                            --                   (618,948)
          Settlement of note payable and accrued interest                                          --                   (162,827)
          Stock issued for consulting services                                                     --                      7,500
          Changes in operating assets and liabilities:
               Increase in other current assets                                                (4,631)                    (8,000)
               Increase in due from related party                                              (4,811)                    (3,422)
               Decrease in accounts payable                                                   (26,596)                  (131,626)
               Increase (decrease) in accrued expenses                                          3,461                     (6,000)
                                                                                          -----------                -----------

Net cash used in operating activities                                                        (475,008)                  (576,091)
                                                                                          -----------                -----------

Cash flows from investing activities:
       Purchase of fixed assets                                                                (1,806)                        --
       Cash received on sale of investments                                                   241,883                  1,030,625
                                                                                          -----------                -----------

Net cash provided by investing activities                                                     240,077                  1,030,625
                                                                                          -----------                -----------

Cash flows from financing activities:
       Principal payments of notes payable                                                         --                   (162,500)
                                                                                          -----------                -----------

Net cash used in financing activities                                                              --                   (162,500)
                                                                                          -----------                -----------

Net (decrease) increase in cash and cash equivalents                                         (234,931)                   292,034

Cash and cash equivalents at beginning of period                                              335,421                     43,387
                                                                                          -----------                -----------

Cash and cash equivalents at end of period                                                $   100,490                $   335,421
                                                                                          ===========                ===========

Supplemental disclosure of significant noncash investing and financing activities:

       Unrealized loss on investments recorded as accummulated
            other comprehensive income                                                    $   (83,589)               $  (399,737)
                                                                                          ===========                =============

       Issuance of common stock for subscriptions receivable                              $        --                $   300,000
                                                                                          ===========                =============

      The accompanying notes are an integral part of these financial statements.

                        REGENERX BIOPHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


    ORGANIZATION AND BUSINESS

Organization and Nature of Operations

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

    In early 1996, the Company substantially halted its development program and all other research and currently has no products that have received regulatory approval. During 1997, the Company entered into a Material Transfer Agreement - Cooperative Research and Development Agreement ("MTA-CRADA") with the National Institutes of Health ("NIH"), pursuant to which an NIH investigator used Thymosin beta 4, provided by the Company, in several studies including clinical trials, for the treatment of non-healing wounds. In exchange for providing the product and other data, the Company received an option to elect to negotiate for an exclusive or non-exclusive commercialization license from NIH pursuant to a patent application filed by NIH in 1998. The Company's option expired on February 11, 1999. The Company's President is a co-inventor on the patent application filed by the NIH. As a result, he had an equal, undivided interest in the intellectual property described in the patent which he subsequently assigned to the Company on May 1, 2000, resulting in full but non-exclusive rights to the Company. On February 6, 2001, the Company signed an exclusive licensing agreement with NIH whereby the Company obtained on exclusive worldwide license to Thymosin beta 4 as a wound-healing drug. In exchange for the exclusive license, the Company must make certain royalty and milestone payments to NIH.

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

                        REGENERX BIOPHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


1.  ORGANIZATION AND BUSINESS (Continued)

    In August 1999, the Company contracted with a group of four consultants, including the President of the Company, to advise the Company on the most viable approaches for resuming business operations, including raising capital and funding research and development. At that time the Company resumed operations. The consultants each received consideration in the form of 1,875,000 stock options, exercisable at its fair market value of $.04 per share. Currently, two consultants receive monthly fees of $5,000 and $9,167 for assistance with the Company's management and operations.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Use of Estimates
    ----------------

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

    Cash and Cash Equivalents
    -------------------------

    The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents are stated at cost which approximates fair value.

    Fixed Assets
    ------------

    Fixed assets are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs which do not significantly prolong the useful lives of the assets are charged to expense. Depreciation is computed using the straight-line method over the estimated useful lives of two to ten years.

    Investments
    -----------

    Investments consist of shares of SciClone Common Stock, which have been classified as available for sale securities. Available-for-sale securities are stated at fair value, and unrealized gains and losses are reported as a separate component of stockholders' equity (deficit).

                        REGENERX BIOPHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Comprehensive Income
    --------------------

    The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income (loss) adjusted for changes in unrealized gains or losses on the Company's available-for-sale securities. Changes in accumulated other comprehensive income (loss) are recorded directly to stockholders' equity (deficit) and do not affect the net income
    (loss) or cash flow of the Company. During the year ended December 31, 2001, the securities were sold for a realized gain of $174,780.

    Net comprehensive income for the years ended December 31, 2001 and 2000 consists of the following components, net of taxes:


                                                                      2001          2000
                                                                  ----------     ----------
    Net income (loss)                                             $ (150,609)    $1,041,432

    Net unrealized gain (loss) arising during the period on
    available-for-sale securities                                    (83,589)      (399,737)
                                                                  ----------     ----------
       Total comprehensive income (loss)                          $ (234,198)    $  641,695
                                                                  ==========     ==========

    Revenue Recognition
    -------------------

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

                        REGENERX BIOPHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Letter of Agreements with Vendors
    ---------------------------------

    During 1996, the Company entered into four separate letter agreements with vendors which allowed the Company to defer payments of current obligations. The four letter agreements were due on demand, but stipulated that a percentage of future royalties received from SciClone would be used to pay down their obligation. In January and February 1998, the Company entered into amended agreements with the four companies, subject to the completion of the royalty sale transaction with SciClone (see note 4), which would accelerate payments due. In consideration for the acceleration of payments, the vendors agreed to reduce the Company's aggregate obligation, including accrued interest, from $1,559,756 to $902,000, which the Company agreed to pay from the proceeds of the sale of the shares of SciClone Common Stock received under the Acquisition Agreement (see note 1). Due to the decrease in value of the SciClone Common Stock and discontinuance of operations during 1998 and 1999, the Company was unable to maintain the payment schedule outlined in the agreements discussed above. During 2000, the Company renegotiated its letter agreements with two of the vendors whereby liabilities of $586,482 were settled in full for payments totaling $148,164. In connection with one settlement agreement, one creditor was paid $50,000 for a future commitment to purchase $100,000 of Thymosin Beta 4. In addition, the Company entered into settlement agreements with two new vendors with outstanding balances of $172,694 for payments totaling $20,000. There were three other accounts payable items in the amount of $27,936 that were written off in 2000. During the year ended December 31, 2001 a letter agreement for $86,866 and two other accounts payable items in the amount of $31,408 were forgiven. As of December 31, 2001 and 2000, $20,046 and $106,912, respectively, remains payable to these vendors.

    Fair Value of Financial Instruments
    -----------------------------------

    The estimated fair values of the Company's cash and cash equivalents, due from related party, accounts payable, letter agreements with vendors and accrued expenses approximate their carrying values, due to their short-term nature.

    Earnings (loss) Per Share


                                                                               2001             2000
                                                                          ------------      ------------
    Net income (loss) available for common shareholders (A)               $   (150,609)     $  1,041,432
                                                                          ============      ============
    Average outstanding:
           Common stock (B)                                                 19,477,429        18,852,429
                                                                          ============      ============
            Stock options and warrants                                              --           360,000
                                                                          ------------      ------------
    Common stock and stock equivalents (C)                                  19,477,429        19,212,429

    Earnings (loss) per share:
             Basic (A/B)                                                  $       (.01)     $        .06
             Diluted (A/C)                                                $       (.01)     $        .05


                        REGENERX BIOPHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Earnings (loss) Per Share (Continued)
    -------------------------

    Unexercised employee stock options and warrants, which were previously granted, to purchase 1,556,666 and 1,356,666 shares of the Company's common stock as of December 31, 2001 and 2000, respectively, were not included in the computations of diluted earnings per share. The Company incurred a net loss for the year ended December 31, 2001, therefore, all potential common shares are antidilutive and not included in the calculation of diluted net loss per share. As of December 31, 2000, the options and warrants' exercise prices were greater than the average market price of the Company's common stock during the respective period.

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

3.       INVESTMENTS

    The following is a summary of the Company's investments as of December 31, 2000:


                                                     Gross unrealized        Estimated
                                  Amortized cost          gains             fair value
                                -------------------  ------------------  -------------------
      Equity securities         $          67,102    $          83,589   $         150,691
                                ===================  ==================  ===================


4.       SALE OF ROYALTY RIGHTS

    On December 17, 1997, the Company entered into the Acquisition Agreement with SciClone, pursuant to which the Company agreed to sell to SciClone its right to receive from SciClone royalties on the future sales of Thymosin alpha 1. In exchange, during 1997 at initial settlement, $65,000 cash was received. In October 1998, additional consideration was received at closing that included $65,000 cash and 444,115 shares of SciClone stock, valued at $4.053 per share, and the potential to receive a maximum of 155,885 additional shares of SciClone stock based on the stock's market value. The additional shares were contingent upon the average closing sales price of the SciClone Common Stock at certain predetermined dates. An additional 50,297 and 105,588 shares of SciClone Common Stock were received in 1999 and 1998, respectively.

    In addition to the Acquisition Agreement, SciClone made advances to the Company totaling $350,000 (see note 8).

                        REGENERX BIOPHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

    Throughout 2000 and 2001, the Company sold shares of SciClone Common Stock to fund operations and pay outstanding liabilities. Under the Acquisition Agreement, sales were restricted to a maximum of 50,000 shares monthly. During 2000, a total of 107,000 shares were sold, resulting in cash proceeds of $1,030,625 and a realized gain on the sales of $694,931. During 2001, a total of 37,673 shares were sold, resulting in cash proceeds of $241,883 and a realized gain on the sales of $174,780. As of December 31, 2001 and 2000, the Company held a total of -0- and 37,673 shares, respectively, of SciClone Common Stock with a fair value of $-0- and $150,691, respectively.

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

    The Company also has a worldwide license to certain uses of Thymosin beta 4 under a research agreement with George Washington University ("GWU") under which the Company is obligated to pay GWU a royalty of 4% on commercial sales. No such royalties have been incurred or paid as of December 31, 2001.

6.       RELATED PARTIES

    In 1994, the Company entered into a note receivable agreement with the President of the Company, covering a loan of $149,000 due December 30, 1994, which accrued interest at the prime rate calculated monthly. The loan was repaid on January 1, 1995, in part with the proceeds of an unsecured second loan to the President from the Company in the amount of $115,617. The second loan has an interest rate of 11.5% and was to be repaid in 36 equal monthly installments. In February 1996, the terms of the loan were amended to provide for the suspension of installment payments for 12 months, but with interest continuing to accrue. In March 1997 and December 1997, the terms of the loan were further amended to suspend installment payments an additional nine and twelve months, respectively, with interest continuing to accrue through December 31, 1997. During 2000, a payment plan between the President and the Company was instituted whereby $2,000 of the monthly consulting fee of

                        REGENERX BIOPHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

6.       RELATED PARTIES (Continued)

    $5,000 (see below) is withheld as repayment of the note. Payments on the note receivable are recognized as income by the Company when received and a total of $22,000 and $10,000 in payments were received in 2001 and 2000, respectively. As of December 31, 2001 and 2000, the outstanding balance on the loan was $37,674 and $59,674, respectively, which has been fully reserved.

    Prior to February 2001, the President serves the Company as a consultant for which he was paid a monthly consulting fee of $5,000. In addition to his position with the Company, the President is also Chairman of the Department of Biochemistry and Molecular Biology at GWU. The Company has not funded any research personally conducted by the President, and anticipates that any future funding, if any, will also be limited to research projects performed by principal investigators at GWU other than the President. No funding was provided during 2000 or 2001.

7.       COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

    Fixed assets consist of the following:


                                               December 31,
                                            -----------------
                                             2001       2000
                                            -------   -------
        Furniture and equipment             $4,928     $3,123
        Less accumulated depreciation        3,197      1,965
                                            ------     ------
                                            $1,731     $1,158
                                            ======     ======

    Accrued expenses consist of the following:

                                               December 31,
                                            ------------------
                                             2001      2000
                                            -------   --------

        Directors' fees                     $ 7,293    $ 9,082
        Professional fees                    18,000     12,750
        Other                                 7,424      7,424
                                            -------    -------
                                            $32,717    $29,256
                                            =======    =======

8.       NOTES PAYABLE AND STOCKHOLDERS' EQUITY

    Common Stock and Warrants
    -------------------------

    During 1997, the Company completed a private placement of Units in which it sold a total of five Units at a price of $50,000 per Unit. Each Unit consisted of (i) 500,000 shares of Common Stock and (ii) 165,000 Class D Warrants, each of which is exercisable to purchase one share of Common Stock at an exercise price of $.10 per share and has a term of 10 years.

                        REGENERX BIOPHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

8.       NOTES PAYABLE AND STOCKHOLDERS' EQUITY (Continued)

    Common Stock and Warrants (Continued)
    -------------------------

    In June 1997, the Company entered into an agreement with an unrelated third party to provide financial advisory services. The agreement stipulated compensation for services to be performed at $10,000 and warrants to purchase 360,000 shares of the Company's Common Stock. The warrants became exercisable one year after the date of grant at a price equal to the 20-day average price per share for the period immediately prior to the grant date. The warrants expire five years subsequent to the grant date. As of December 31, 2001, $7,424 remains payable to the third party.

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

                        REGENERX BIOPHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

8.       NOTES PAYABLE AND STOCKHOLDERS' EQUITY (Continued)

    Shareholders Rights Plan (Continued)
    ------------------------

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

    Stock Based Compensation
    ------------------------

    The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price on the Company's Common Stock at the date of the grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. Generally, the Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's Common Stock on the grant date. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Had compensation cost been determined in accordance with FASB Statement No. 123, the Company's net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below:
                                                       Years ended
                                                -----------------------
                                                  2001          2000
                                                ---------    ----------
       Net income (loss):
       As reported                              $(150,609)   $1,041,432
       Pro forma                                 (158,033)    1,041,432

       Net income (loss) per common share:
       As reported                                  (0.01)         0.06
       Pro forma                                    (0.01)         0.06

    During 2001, the Company granted 200,000 options to members of the Board of Directors. The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: dividend yield of 0.0% and expected volatility of 122.08%. In addition, in estimating the fair value of the options granted the following weighted-average assumptions were used: risk free interest rate of 4.88% and an expected life of 10 years.

                        REGENERX BIOPHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

8.       NOTES PAYABLE AND STOCKHOLDERS' EQUITY (Continued)

    2000 Stock Options and Incentive Plan
    -------------------------------------

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

    Directors Stock Option Plan
    ---------------------------

    The Directors Stock Option Plan was adopted by the Board of Directors and approved by the stockholders in 1987. Under the Plan, options to purchase 10,000 shares of Common Stock are granted automatically to each person who becomes a director after April 10, 1987, and who, at the time such person becomes a director, is not an employee of the Company. Options granted under the Plan have an exercise price per share equal to the fair market value of the Common Stock on the date of the grant. In 1992, the Plan was amended, with the approval of stockholders at the 1992 Annual Meeting (i) to add an automatic annual grant to each non-employee director of an option to purchase 5,000 shares of Common Stock if the individual is re-elected as a Director at the Annual Meeting, and (ii) to increase to 200,000 the number of shares of Common Stock issuable under the Plan. Options granted under the Plan have a ten-year term and become exercisable in 20% increments beginning on the date of the grant and on each anniversary date thereafter. The Plan expired in 1997. As of December 31, 2001, 30,000 options were outstanding under the Plan.

    Options, Warrants and Rights Outstanding And Exercisable
    --------------------------------------------------------

    The following table summarizes the Company's stock options, warrants and rights activity for 2000 and 2001:

                                                                                                 Weighted
                                                            Number            Exercise           average
                                                           of shares        price range       exercise price
                                                        -------------    -----------------    --------------
       Outstanding, December 31, 1999                       8,856,666     $0.04 to $10.50     $         0.07
       Granted                                                     --           --                        --
       Exercised                                           (7,500,000)         0.04                     0.04
       Terminated                                                  --           --                        --
                                                        -------------    -----------------    --------------

       Outstanding December 31, 2000                        1,356,666     $0.04 to $10.50     $         0.23
       Granted                                                200,000          0.28                     0.28
       Exercised                                                   --           --                        --
       Terminated                                                  --           --                        --
                                                        -------------    -----------------    --------------

       Outstanding December 31, 2001                        1,556,666     $0.04 to $10.50     $         0.24
                                                        =============    =================    ===============

                        REGENERX BIOPHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

8.       NOTES PAYABLE AND STOCKHOLDERS' EQUITY (Continued)

    Options, Warrants and Rights Outstanding And Exercisable (Continued)
    --------------------------------------------------------

    The following table summarizes information about the options, warrants and rights outstanding at December 31, 2001:




                                                                                     Options, warrants and rights
                                Options, warrants and rights outstanding                      exercisable
                           -----------------------------------------------------    --------------------------------
                                                Weighted-
                                                average            Weighted                                Weighted
          Range of                              remaining          average                                 average
          exercise            Number           contractual         exercise            Number              exercise
           prices           outstanding        life (Years)         price            outstanding            price
      -----------------    ---------------    ---------------    ---------------    ---------------    -------------
           $9.50                 10,000             .3           $      9.50              10,000        $       9.50
           10.50                 10,000            1.3                 10.50              10,000               10.50
        0.10 to 0.53          1,176,666            5.4                  0.58           1,004,337                0.58
            0.04                360,000            1.5                  0.04             360,000                0.04
                           ---------------                                          ---------------
                              1,556,666                                                1,384,337
                           ===============                                          ===============

    In August 1999, the Company granted 7,500,000 options, at an exercise price of $0.04. All 7,500,000 of these options were exercised in 2000 with payment in the form of four subscription notes receivable agreements totaling $300,000 and consulting services valued at $7,500. The notes bear interest at the rate of 6.09% with interest paid quarterly. The Company earned interest income of $19,532 and $17,966 on these notes and as of December 31, 2001 and 2000, respectively, there is a stock subscription receivable of $300,000 and interest receivable of $9,129. The notes mature in February 2003.

9.       INCOME TAXES

    Income tax expense for the years ended December 31, 2001 and 2000 consists of the following:


                                                                                  2001                  2000
                                                                          -------------------- ---------------------
       Income tax currently payable                                       $          57,000    $          388,000
       Utilization of capital loss carryforward                                     (57,000)             (253,000)
       Utilization of NOL carryforward                                                   --              (135,000)
                                                                          -------------------- ---------------------

       Income tax provision                                               $              --    $               --
                                                                          ==================== =====================


                        REGENERX BIOPHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


9.       INCOME TAXES (Continued)

    Deferred tax assets are comprised of the following:

                                                                           December 31,         December 31,
                                                                              2001                 2000
                                                                          -----------------------------------
        Net operating loss carryforwards                                  $   13,252,000       $   13,126,000
        Capital loss carryforward                                                231,000              288,000
        Research and development tax credit                                      614,000              614,000
                                                                          --------------       --------------
                                                                              14,097,000           14,028,000
        Valuation allowance                                                  (14,097,000)         (14,028,000)
                                                                          --------------       --------------

        Net deferred tax assets                                           $           --       $           --
                                                                          ==============       ==============

    The Company has provided a full valuation allowance for deferred tax assets since realization of these future benefits cannot be reasonably assured as a result of recurring operating losses. If the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense, subject to certain limitations.

    At December 31, 2001, the Company had net operating loss, capital loss and research and development tax credit carryforwards of approximately $35 million, $.6 million and $.6 million, respectively, for income tax purposes which expire in various years through 2021. Certain substantial changes in the Company's ownership would result in an annual limitation on the amount of the net operating loss carryforwards which can be utilized.

10.      COMMITMENTS

    Leases
    ------

    In August 1999, the Company entered into an agreement to lease office space in Bethesda, Maryland. The lease was for a period of three months and expired on November 30, 1999. Under the terms of the lease agreement, the lease automatically renews upon expiration for an additional three months, unless either the Company or the lessor provides notice of termination of the lease 60 days prior to expiration. The Company's rent expense for 2001 and 2000 was $21,139 and $9,859, respectively.

    The Company has an operating lease (the "Master Lease") for a production facility space in Sunnyvale, California, which expires in January 2002. The Sunnyvale lease was assigned to a third party in March 1995 on the same terms for the remaining term of the Master Lease. The assignment is subordinate to the Master Lease and the Company is still liable under the terms of the Master Lease. Under the Master Lease, future minimum lease payments for the year ending December 31, 2002 is $33,650.

11.      SUBSEQUENT EVENT

    On March 7, 2002, the Company completed a private placement of its common stock. Under the terms of the private placement, the company sold 7,306,383 restricted shares at a stock price of $.235 per share. The total funds raised in the private placement amounted to $1,717,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

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


--------------------------------------------------------------------------------------------------------------------
          Name, Year First             Age                         Principal Occupation and
     Became Director of Company                                       Business Experience
--------------------------------------------------------------------------------------------------------------------
Allan L. Goldstein, 1982               64   Chairman of the Board of the Company since 1982; Chief Executive
                                            Officer of the Company from 1982 to 1986, and 1999 to 2002; Chief
                                            Scientific Advisor of the Company from 1982 to present; Professor and
                                            Chairman of Department of Biochemistry and Molecular Biology at The
                                            George Washington University School of Medicine and Health Sciences
                                            from 1978 to present.
--------------------------------------------------------------------------------------------------------------------
Joseph C. McNay, 1987                  67   Chairman and Director of Essex Investment Management Company, Inc., a
                                            registered investment advisor, from 1976 to present; Director of
                                            Softech, Inc. and MPSI System, Inc.
--------------------------------------------------------------------------------------------------------------------
Albert Rosenfeld, 1982                 81   Secretary - Treasurer of the Company from 1999 to present; Consultant on Future Programs for March of Dimes Birth Defect Foundation from
                                            1973 to present; Adjunct Assistant Professor, Department of Human
                                            Biological Chemistry and Genetics at University of Texas Medical
                                            Branch, from 1974 to 1998; author and lecturer on scientific matters.
--------------------------------------------------------------------------------------------------------------------

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

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no reports were required during the fiscal year ended December 31, 2001, and that all Section 16(a) filing requirements applicable to the Company's executive officers and directors during 2001 were met.

ITEM 10.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table summarizes for the years indicated the compensation paid by the Company to the Company's Chief Executive Officer during 2001. No executive officer of the Company earned a salary and bonus for 2001 in excess of $100,000.


                                                                                             Long Term
                                                        Annual Compensation             Compensation Awards
                                                        -------------------             -------------------
                                                                           Other       Restricted
                                                                           Annual        Stock                   All Other
                                   Fiscal                               Compensation     Award      Options       Compen-
Name and Principal Position         Year         Salary       Bonus         $(2)          ($)         (#)          sation
---------------------------        ------        ------       -----         ----          ---         ---          ------
Allan L. Goldstein, President       2001         55,000        --            --           --          --        $5,000 (4)
and Chief Executive Officer(1)      2000           --          --            --           --          --       $26,875 (3)
                                    1999           --          --            --           --      1,875,000         --


-----------------

(1) Dr. Goldstein was appointed Chief Executive Officer in July 1999. On March 19, 2002, J.J. Finkelstein was appointed as the Company's President and Chief Executive Officer, replacing Dr. Goldstein who will remain as Chairman and Chief Scientific Advisor of the Company.

(2) Dr. Goldstein did not receive personal benefits or perquisites which exceeded the lesser of $50,000 or 10% of his salary and bonus.

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

(4) Dr. Goldstein converted from his consulting agreement to employment by the Company on February 1, 2001. The $5,000 represents his January 2002 consulting fee.

         The following table provides information as to the value realized and unrealized by Dr. Goldstein related to stock options during 2001. No stock options were exercised or granted to Dr. Goldstein during 2001.



===========================================================================================================
                        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END
                                              OPTION VALUES
-----------------------------------------------------------------------------------------------------------
                                                     Number of
                                                    Securities                       Value of
                                                     Underlying                     Unexercised
                                                    Unexercised                    In-the-Money
                                                    Options at                      Options at
                                                    FY-End (#)                      FY-End ($)
                                           ----------------------------------------------------------------

               Shares Acquired   Value
     Name       on Exercise     Realized    Exercisable   Unexercisable  Exercisable       Unexercisable
                    (#)            ($)          (#)            (#)           ($)                ($)
-----------------------------------------------------------------------------------------------------------
Allan L.              --          --          ---            --             --             $--
Goldstein

===========================================================================================================

DIRECTORS' COMPENSATION

         Prior to the Company's suspension of operations in 1998, non-employee directors (Directors McNay and Rosenfeld) were each paid an annual fee of $5,000 and a fee of $1,250 for each meeting attended in person, and were reimbursed for expenses incurred in attending Board meetings. Upon the suspension of operations, the directors continued to serve while the Company discontinued paying director fees. It is uncertain when the Company will reinstitute the payment of director fees. At December 31, 2001, both of Directors McNay and Rosenfeld are owed director fees earned prior to the suspension of operations amounting to a total of $9,082. It is uncertain when these amounts will be paid and whether these amounts will be paid with interest. During 2001 Directors McNay and Rosenfeld were granted stock options to acquire 100,000 shares of common stock each at an exercise price of $.28 which equals the market price at the date of grant.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows, as of December 31, 2001, the beneficial ownership of the Company's common stock by:

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

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to outstanding options, warrants or other rights to acquire held by a person that are currently exercisable or exercisable within 60 days after December 31, 2001 are included in the number of shares beneficially owned by the person and deemed outstanding shares for purposes of calculating the person's percentage ownership. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. As of December 31, 2001, there were 19,477,429 shares of Company common stock outstanding.



                                                                                                 Percent of
                                                                        Beneficial               Common Stock
Name of Beneficial Owner                                                Ownership                Outstanding
------------------------------------------------------------------      -----------------------  ------------------
Roger H. Samet                                                             997,050(1)              5.04%
J. J.  Finkelstein,  Director,  President  and  Chief  Executive
Officer                                                                  1,875,000(2)              9.63
Richard J. Hindin                                                        1,885,000(3)              9.68
Sidney J. Silver                                                         1,875,000(4)              9.63
Allan L. Goldstein, Chairman and Chief Scientific Officer                2,342,491(5)             12.03
Joseph C. McNay, Director                                                  892,000(6)              4.55
Albert Rosenfeld, Director, Secretary and Treasurer                        125,100(7)              0.64
All executive officers and directors as a group (4 persons)              5,234,591(8)             26.72

----------

(1) As reported by Mr. Samet on Amendment No. One to a Schedule 13D filed with the SEC on February 26, 1999. Mr. Samet reported sole voting and dispositive powers as to all shares listed. Included among the shares listed are 292,050 shares which Mr. Samet has the right to acquire pursuant to Class D warrants issued to him by the Company. Mr. Samet's address is 254 East 68th Street, #29B, New York, NY 10021.

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

(6) Consists of (i) 612,000 shares owned directly by Mr. McNay over which he has sole voting and dispositive powers; (ii) 115,000 shares which Mr. McNay has the right to acquire through the exercise of stock options that are currently exercisable; and (iii) 165,000 shares which Mr. McNay has the right to acquire pursuant to the exercise of Class D warrants. The address for Mr. McNay is c/o RegeneRx Biopharmaceuticals, Inc., 3 Bethesda Metro Center, Suite 700, Bethesda, Maryland 20814.

(7) Consists of (i) 10,100 shares owned directly by Mr. Rosenfeld over which he has sole voting and dispositive powers; and (ii) 115,000 shares which Mr. Rosenfeld has the right to acquire through the exercise of stock options that are currently exercisable. The address for Mr. Rosenfeld is c/o RegeneRx Biopharmaceuticals, Inc., 3 Bethesda Metro Center, Suite 700, Bethesda, Maryland 20814.

(8) Consists of (i) 4,746,385 shares owned directly by all directors and executive officers of the Company as a group; (ii) 30,000 shares which all directors and executive officers as a group have the right to acquire through the exercise of stock options that are currently exercisable; (iii) 93,206 shares owned by family members of all directors and executive officers as a group; and (iv) 165,000 shares which all directors and executive officers as a group have the right to acquire pursuant to the exercise of Class D warrants.

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

         In February 1996, the terms of the second loan were amended to provide for the suspension of installment payments for 12 months, but with interest continuing to accrue. In March 1997 and December 1997, the terms of the loan were further amended to suspend installment payments an additional nine and twelve months, respectively, with interest continuing to accrue. The Company suspended operations in 1998 and principal and interest payments by Dr. Goldstein ceased during and subsequent to the suspension of operations. As of December 31, 1999, the balance owed by Dr. Goldstein was $69,674, which has been fully reserved by the Company as a doubtful collection. In July 2000, the Company agreed to waive all prior and subsequent interest during and after suspension of the Company's operations and approved a payment plan for the $69,674 owed by Dr. Goldstein to the Company in 36 equal monthly installments of $1,935.38. In August 2000, the Company agreed to pay Dr. Goldstein a consulting fee of $5,000 per month, $3,000 of which is paid in cash and the remaining $2,000 of which is retained by the Company and applied toward repayment of the loan. In February 2001, Dr. Goldstein was converted from a consultant to an employee of the Company. His salary was $5,000 per month of which $2,000 was retained by the Company and applied toward repayment of the loan. As of December 31, 2001, the outstanding balance on the loan was $37,674, which has been fully reserved as a doubtful collection.

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

         In consideration for services provided to the Company, each of the consultants was granted an option to purchase 1,875,000 shares of Company common stock at an exercise price of $0.04 per share, the then-fair market value. In February 2000, each consultant exercised his option in full. The Company accepted from each consultant as payment of the exercise price, a note payable to the Company in the amount of $75,000, accruing interest at 6.09% per annum and payable quarterly for 36 months beginning June 1, 2000, as well as the cancellation of an $1,875 bonus awarded to each consultant for services rendered. Each note is secured by the shares of Company common stock issued upon exercise of the consultant's option. Mr. Finkelstein has become a full-time employee and Dr. Goldstein serves as the Company's chief scientific advisor. Mr. Silver is a partner in the law firm of Silver, Freedman & Taff, L.L.P. This firm has represented the Company in a variety of legal matters, including the negotiation of settlements with certain creditors and agreements with certain other parties. In 2001, the firm was paid $41,616 for legal services performed during the year and was due $11,552 in payables on December 31, 2001.

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

3.3                Amendment to Restated Certificate of Incorporation of Company      Filed herewith

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

4.3                Warrant Agreement, dated March 12, 1997                            Exhibit 4.3 to the Company's Annual
                                                                                      Report on Form 10-K, File No. 1-15070
                                                                                      (filed 3/31/97)

4.4                Warrant Agreement, dated July 7, 1997                              Exhibit 4.4 to the Company's Annual
                                                                                      Report on Form 10-K/A, File No.
                                                                                      1-15070 (filed 5/13/98)


10.1               Patent License Agreement - Exclusive, between the U.S. Public      Filed herewith **
                   Health Service and the Company

10.2               Settlement Agreement and Mutual Release, dated March 17, 2000,     Filed herewith **
                   between the Company and Bachem Biosciences, Inc.

10.3               Consulting Agreement, dated August 16, 1999, among the Company,    Exhibit 99.2 to the Company's Current
                   Allan L. Goldstein, J.J. Finkelstein, Richard J. Hindin and        Report on Form 8-K, File No. 1-15070
                   Sidney J. Silver                                                   (filed 11/09/99)

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
                    (Sunnyvale, California lease)

10.7               Lease Agreement Amendment Number 1, dated                          Exhibit 10.24 to the
                   September 1, 1993, and Amendment Number 2,                         Company's Annual Report on Form 10-K,
                   dated December 27, 1993 (Sunnyvale,                                File No.
                   California lease)                                                  1-15070 (filed 3/28/94)

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


                                  REGENERX BIOPHARMACEUTICALS, INC.
                                  (Registrant)



       April 1, 2002              By: /s/ J.J. Finkelstein
                                      ---------------------
                                       J.J. Finkelstein
                                       President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




                 Signature                                      Title                               Date
 /s/ Allan L. Goldstein                       Chairman of the Board, Chief Scientific           April 1, 2002
---------------------------                   Advisor, and Director
Allan L. Goldstein

 /s/ J.J. Finkelstein                         President, Chief Executive Officer, and           April 1, 2002
------------------------------------          Director
J.J. Finkelstein

 /s/ Joseph McNay                             Director                                          April 1, 2002
---------------------------
Joseph C. McNay

 /s/ Albert Rosenfeld                         Director, Secretary and Treasurer                 April 1, 2002
---------------------------
Albert Rosenfeld

                                INDEX TO EXHIBITS


Exhibit No.         Description of Exhibit



23                  Consent of Reznick Fedder & Silverman, P.C.

99                  Information Regarding Forward-Looking Statements