Form 10QSB
period 2002-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2002-05-15
CIK 707511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002     Commission file number 0-15070
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

                             3 Bethesda Metro Center
                                    Suite 700
                            Bethesda, Maryland 20814
                    ----------------------------------------
                    (Address of principal executive offices)

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

26,783,812 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $.001 per share, were outstanding as of April 30, 2002.

Transitional Small Business Disclosure Format (Check One)  Yes [ ] No [X]

                        REGENERX BIOPHARMACEUTICALS, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2002

                                      INDEX

Part I.    Financial Information                                        Page No.
                                                                        --------
           Item 1. Financial Statements

                   Balance Sheets at March 31, 2002
                   (unaudited) and December 31, 2001                        3

                   Statements  of  Operations  for the  three-
                   months ended March 31, 2002 (unaudited) and
                   March 31, 2001 (unaudited)                               4

                   Statements  of Cash  Flows  for the  three-
                   months ended March 31, 2002 (unaudited) and
                   March 31, 2001 (unaudited)                               5

                   Notes to Financial Statements (unaudited)                6-7

           Item 2. Management's Discussion and Analysis or
                   Plan of Operation                                        8-11

Part II.   Other Information

           Item 1. Legal Proceedings                                       12
           Item 2. Changes in Securities and Use of Proceeds               12
           Item 3. Defaults upon Senior Securities                         12
           Item 4. Submission of matters to a vote of security holders     12
           Item 5. Other information                                       12
           Item 6. Exhibits and Reports on Form 8-K                        12-14

Signatures                                                                 15

ITEM 1.
-------

                        REGENERX BIOPHARMACEUTICALS, INC.
                        ---------------------------------
                                 BALANCE SHEETS
                                 --------------

                                                               March 31,         December 31,
                                                                  2002               2001
                                                                  ----               ----
                                                              (unaudited)
ASSETS
------

Current assets
       Cash and cash equivalents                              $  1,642,840       $    100,490
       Other current assets                                             --             12,631
                                                              ------------       ------------
              Total current assets                               1,642,840            113,121

Fixed assets, net                                                    3,831              1,731
Due from related party, net of allowance                            22,277              9,198
                                                              ------------       ------------
              Total assets                                    $  1,668,948       $    124,050
                                                              ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
       Accounts payable                                       $     58,057       $     51,289
       Accrued expenses                                             39,006             32,717
       Letter agreements with vendors                               20,046             20,046
                                                              ------------       ------------
              Total current liabilities                            117,109            104,052
                                                              ------------       ------------

Stockholders' equity
       Preferred stock, $.001 par value per share,
         1,000,000 authorized; no shares issued                         --                 --
       Common stock, par value $.001 per share,
         100,000,000 shares authorized; 26,783,812 and
         19,477,429 issued and outstanding, respectively            26,784             19,477
       Additional paid-in capital                               38,059,750         36,415,289
       Accumulated deficit                                     (36,234,695)       (36,114,768)
       Stock subscriptions                                        (300,000)          (300,000)
                                                              ------------       ------------
              Total stockholders' equity                         1,551,839             19,998
                                                              ------------       ------------
              Total liabilities and stockholders' equity      $  1,668,948       $    124,050
                                                              ============       ============

                        See notes to financial statements

                        REGENERX BIOPHARMACEUTICALS, INC.
                        ---------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                    (Unaudited)
                                                                Three months ended
                                                                     March 31,
                                                          -------------------------------
                                                              2002               2001
                                                              ----               ----
Revenues                                                  $         --       $         --

Expenses
     Research and development                                   36,472             58,672
     General and administrative                                 99,642             82,753
                                                          ------------       ------------
Total expenses                                                 136,114            141,425
                                                          ------------       ------------
Operating loss                                                (136,114)          (141,425)

Realized gain on sale of investments                                --            174,781
Other income                                                     6,099              2,000
Interest income                                                 10,088              3,936
                                                          ------------       ------------
Net (loss) income                                         $   (119,927)      $     39,292
                                                          ============       ============
Basic and diluted net (loss) income per common share      $      (0.01)      $       0.00
                                                          ============       ============
Weighted average number of common shares outstanding        21,506,980         19,477,429
                                                          ============       ============

                        See notes to financial statements

                        REGENERX BIOPHARMACEUTICALS, INC.
                        ---------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                     (Unaudited)
                                                                 Three months ended
                                                                      March 31,
                                                            -----------------------------
                                                                2002             2001
                                                                ----             ----
Cash flows from operating activities:
      Net (loss) income                                     $  (119,927)      $    39,292

Adjustments to reconcile net loss to net
      cash used in operating activities:
          Depreciation                                              403               233
          Realized gain on sale of investments                       --          (174,781)
          Changes in operating assets and liabilities:
          (Increase) decrease in:
              Other current assets                               12,631                --
              Due from related party                            (13,079)              240
          Increase (decrease) in:
              Accounts payable                                    6,768           (27,481)
              Accrued expenses                                    6,289             3,750
                                                            -----------       -----------
Net cash used in operating activities                          (106,915)         (158,747)
                                                            -----------       -----------

Cash flows from investing acctivities:
      Purchase of fixed assets                                   (2,503)           (1,806)
      Cash received on sale of investments                           --           241,883
                                                            -----------       -----------
Net cash (used in) provided by investing activities              (2,503)          240,077
                                                            -----------       -----------

Cash flows from financing activities:
      Proceeds from issuance of common stock                  1,717,000                --
      Stock offering costs                                      (65,232)               --
                                                            -----------       -----------
Net cash provided by financing activities                     1,651,768                --
                                                            -----------       -----------
Net increase in cash and cash equivalents                     1,542,350            81,330
Cash and cash equivalents at beginning of period                100,490           335,421
                                                            -----------       -----------
Cash and cash equivalents at end of period                  $ 1,642,840       $   416,751
                                                            ===========       ===========

                          See notes to financial statements

                        REGENERX BIOPHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
         FOR THE THREE-MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

A.    GENERAL
      -------

      RegeneRx Biopharmaceuticals, Inc. (the "Company"), a Delaware corporation, was incorporated in 1982. The Company operates predominately in a single industry segment, the biotechnology industry, which consists of researching and developing new pharmaceutical products for the treatment of diseases or conditions that arise as a result of infections, cancer, autoimmune disease and genetic abnormalities.

      The Company currently has no products that have received regulatory approval. During 1997, the Company entered into a Material Transfer Agreement - Cooperative Research and Development Agreement ("CRADA") with the National Institutes of Health ("NIH"), pursuant to which an NIH investigator used Thymosin beta 4 provided by the Company in pre-clinical animal studies for the treatment of non-healing wounds. In exchange for providing the product and other data, the Company received an option to elect to negotiate for an exclusive or non-exclusive commercialization license from the NIH pursuant to a patent application filed by NIH in 1998. On February 6, 2001, the Company signed a licensing agreement with NIH whereby the Company obtained an exclusive world-wide license to Thymosin beta 4 under the patent application filed in 1998. In exchange for the exclusive license, the Company must make certain royalty and milestone payments to the NIH. To date, all payments due have been made.

      On January 1, 2002, Dr. Allan L. Goldstein and Mr. J.J. Finkelstein entered into employment contracts with the Company to serve as Chairman and Chief Scientific Advisor and President and Chief Executive Officer, respectively. The initial term of Dr. Goldstein's employment agreement is three years. The agreement provides for annual compensation of $110,000.00 and eligibility to receive an annual bonus in the discretion of the Board of Directors of the Company. In consideration for his services, the Company also granted Dr. Goldstein an option to purchase 300,000 shares of the Company's common stock at a purchase price equal to fair market value pursuant to the Company's 2000 Stock Option and Incentive Plan. Dr. Goldstein's option will vest as to 34% of the option shares on the first anniversary of the grant, and in twenty-four (24) equal monthly installments thereafter so long as he remained employed by the Company. In the event of Dr. Goldstein's termination without cause or upon the occurrence of certain change in control events, Mr. Goldstein's stock shall immediately vest and be released from the Company's repurchase option. The initial term of Mr. Finkelstein's employment agreement is three years. The agreement provides for annual compensation of $175,000.00 and eligibility to receive an annual bonus in the discretion of the Board of Directors of the Company. In consideration for his services, the Company also granted Mr. Finkelstein an option to purchase 500,000 shares of the Company's common stock at a purchase price equal to fair market value pursuant to the Company's 2000 Stock Option and Incentive Plan. Mr. Finkelstein's option will vest as to 34% of the option shares on the first anniversary of the grant, and in twenty-four (24) equal monthly installments thereafter so long as he remained employed by the Company. In the event of Mr. Finkelstein's termination without cause or upon the occurrence of certain change in control events, Mr. Finkelstein's stock shall immediately vest and be released from the Company's repurchase option.

      On March 7, 2002, the Company completed a private placement of its common stock. Under the terms of the private placement, the Company sold 7,306,383 restricted shares at a stock price of $.235 per share. The gross proceeds raised in the private placement amounted to $1,717,000. The lead investor in the transaction was Defiante Farmaceutica Unipessoal, L.d.a., a Portuguese pharmaceutical company and a wholly owned subsidiary of the Sigma-Tau Pharmaceutical Group, headquartered in Rome, Italy. The capital will be used for general working capital purposes focused primarily on obtaining an IND from the FDA and initiating human clinical trials for Thymosin beta 4.

B.    FINANCIAL STATEMENTS
      --------------------

      The Balance Sheet as of March 31, 2002, the Statements of Operations for the three-month periods ended March 31, 2002 and March 31, 2001, and the Statements of Cash Flows for the three-month periods ended March 31, 2002 and March 31, 2001, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2002, and for the periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, such unaudited interim information reflects all necessary adjustments, consisting of only normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. These statements should be read in conjunction with the financial statements and related notes included in the Company's 10KSB for the year ended December 31, 2001.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

C.    NET INCOME (LOSS) PER SHARE
      ---------------------------

Net income (loss) per share is based on the weighted average number of common shares outstanding during the three-month periods ended March 31, 2002 and March 31, 2001. During these periods an immaterial number of options were outstanding that did not materially impact the above calculations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

This item should be read in conjunction with the unaudited financial statements and notes thereto of the Company contained in Item 1 of this report.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that various factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. These factors include, but are not limited to, the following: the Company's lack of revenues and history of losses; uncertainties related to the Company's limited capital resources; risks associated with the development of the Company's products; the Company's lack of product diversification; the Company's dependence on collaborative relationships with larger partners for the development, manufacturing and marketing of its products; reliance upon key personnel; the Company's ability to obtain and protect intellectual property rights; and competition. For a discussion of these and other factors, see
Exhibit 99 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PLAN OF OPERATIONS

Because the Company currently has no products that have received regulatory approval, the Company has not generated significant revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. As of March 31, 2002, the Company's current assets primarily consisted of cash and cash equivalents of $1,642,840. Although no assurance can be given, the Company believes that it will be able to satisfy its cash requirements through June 30, 2003 by utilizing its existing balance of cash and cash equivalents. If additional funds are not raised by that point, or if the Company is not acquired by or merged with another entity, the Company likely will be forced to suspend or discontinue operations.

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

For the Phase I clinical trials, it is expected that the T(beta)4 supplied by the Company will be given to another manufacturer to produce a topical formulation that will be administered to test subjects. Two manufacturers have been identified to manufacture and test the final product. No agreements with these manufacturers have been entered into, however, and no assurance can be given that such agreements will be negotiated on terms favorable to the Company, or at all.

Before the Phase I clinical trials may begin, the Company must file with the U.S. Food and Drug Administration (the "FDA") an Investigational New Drug Application ("IND"), and the IND must be approved by the FDA. The Company previously received correspondence from the FDA which specifies the remaining pre-clinical work the Company must undertake in order to have the IND approved. The Company is currently completing the pre-clinical work necessary for approval of the IND and Phase I clinical trials.

In following its product development strategy outlined above, the Company does not plan to purchase manufacturing plants or other facilities and does not expect any significant purchases of equipment. See "Liquidity and Capital Resources" below.

FINANCIAL CONDITION

The Company's total assets at March 31, 2002 were $1,668,948, compared with $124,050 at December 31, 2001. This increase was primarily due to the receipt of cash proceeds from the sale of common stock net of the use of cash for operating expenses. Cash and cash equivalents increased to $1,642,840 at March 31, 2002 from $100,490 at December 31, 2001.

The Company's total liabilities increased to $117,109 at March 31, 2002 from $104,052 at December 31, 2001. Accounts payable at March 31, 2002 were $58,057, compared with $51,289 at December 31, 2001, and amounts owed under letter agreements with vendors totaled $20,046 at March 31, 2002 and December 31, 2001. The increase in liabilities at March 31, 2002 compared to December 31, 2001 resulted from an increase accounts payable and accrued expenses.

Stockholders' equity increased to $1,551,839 at March 31, 2002 from $19,998 at December 31, 2001. This increase resulted from the sale of common stock net of operating loss experienced during this period. On March 7, 2002, the Company completed a private placement of its common stock. Under the terms of the private placement, the Company sold 7,306,383 restricted shares at a stock price of $.235 per share. The gross proceeds raised in the private placement amounted to $1,717,000. The capital will be used for general working capital purposes focused primarily on obtaining an IND from the FDA and initiating human clinical trials for Thymosin beta 4. The accumulated deficit increased to $36,234,695 at March 31, 2002 from $36,114,768 at December 31, 2001 as a result of the Company's net loss of $119,927 for the three-month period ended March 31, 2002.

RESULTS OF OPERATIONS

Three-Months Ended March 31, 2002 and 2001
------------------------------------------
Net Income (Loss). The Company had a net loss of $119,927 for the three-months ended March 31, 2002, compared with net income of $39,292 for the same period in 2001. This change resulted primarily from a decrease in realized gain on sale of investments to $0 for the three-months ended March 31, 2002 compared to $174,781 in the prior year period.

Operating Loss. The Company had an operating loss of $136,114 for the three-months ended March 31, 2002, compared with an operating loss of $141,425 for the same period in 2000. This decrease resulted from a decrease in operating expenses for the three-months of 2002, as discussed below. As noted above, under "Plan of Operation," the Company does not anticipate it will generate revenues in the foreseeable future.

Operating expenses for the three-months ended March 31, 2002 totaled $136,114 compared with $141,425 for the same period in 2001. Operating expenses were comprised of research and development expenses, which were $36,472 for the three-months ended March 31, 2002 and $58,672 for same period in 2001 and general and administrative expenses, which were $99,642 for the three-months ended March 31, 2002 and $82,753 for the prior year period. Research and development expenses during the first quarter of 2001 primarily consisted of a $50,000 deposit paid toward the purchase of T(beta)4 from a contract manufacturer to be used in clinical trials. Other personnel and related R&D costs increased in 2002. General and administrative expenses increased primarily as a result of increased personnel and related costs.

Other Income. The Company realized a gain on sale of investments of $0 during the three-months ended March 31, 2002, compared with a gain of $174,781 for the comparable period in the prior year, as a result of disposing of its investments in another company in 2001. During the three-months ended March 31, 2002, the Company obtained debt forgiveness of $127,441 compared to zero in the comparable periods of the prior year. Interest income increased to $10,088 from $3,936 as a result of the increase in cash and cash equivalent balances.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had cash and cash equivalents totaling $1,642,840 and working capital of $1,525,731 as compared to $100,490 and $9,069, respectively, at December 31, 2001. The increase in the Company's cash and working capital from December 31, 2001 was due primarily to the sale of common stock net of the net loss generated in the three-months ended March 31, 2002. See also "Financial Condition."

The Company incurred $2,503 in capital expenditures for equipment in the three-month period ended March 31, 2002. The Company does not plan to spend more than $30,000 in total for equipment during the year ending December 31, 2002.

The Company's only readily available sources of funds are its balance of cash and cash equivalents. As noted above under "Plan of Operations," while no assurance can be given, the Company believes that this source will allow it to satisfy its cash requirements through June 30, 2003. If the Company has not raised additional funds by that date, the Company will likely be forced to suspend or discontinue operations.

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

----------

         * Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

         (b)      Reports on Form 8-K

      On March 19, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-K, filed under Item 5 of that form, other events.

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


                                           RegeneRx Biopharmaceuticals, Inc.
                                           ---------------------------------
                                                        (Registrant)


Date:  May 15, 2002                        /s/ J.J. Finkelstein
                                           -------------------------------------
                                           J.J. Finkelstein
                                           President and Chief Executive Officer
                                           (Principal Executive Officer and
                                           Principal Financial Officer)