Form 10QSB
period 2002-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2002-08-12
CIK 707511

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2002      Commission file number 0-15070
                               -------------                             -------


                        RegeneRx Biopharmaceuticals, Inc.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)


                 Delaware                                52-1253406
                 --------                                ----------
         (State of Incorporation)                (IRS Employer I.D. Number)


                             3 Bethesda Metro Center
                                    Suite 700
                            Bethesda, Maryland 20814
                            ------------------------
                    (Address of principal executive offices)


         Issuer's telephone number, including area code: (301) 961-1992
                                                               --------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X              No
               ---                ---

26,923,812 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $.001 per share, were outstanding as of July 31, 2002.

Transitional Small Business Disclosure Format (Check One)  Yes [ ] No [X]

                        REGENERX BIOPHARMACEUTICALS, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2002

                                      INDEX


Part I.       Financial Information                                                                           Page No.
                                                                                                              --------

                  Item 1.     Financial Statements

                                 Balance Sheets at June 30, 2002
                                 (unaudited) and December 31, 2001                                                3

                                 Statements of Operations for the  three-months  and six-months  ended
                                 June 30, 2002 (unaudited) and June 30, 2001 (unaudited)                          4

                                 Statements  of Cash  Flows for the  six-months  ended  June 30,  2002
                                 (unaudited) and June 30, 2001 (unaudited)                                        5

                                 Notes to Financial Statements (unaudited)                                      6-7

                  Item 2.     Management's Discussion and Analysis or Plan of Operation                        8-11

Part II.          Other Information

                  Item 1.     Legal Proceedings                                                                  12
                  Item 2.     Changes in Securities and Use of Proceeds                                          12
                  Item 3.     Defaults upon Senior Securities                                                    12
                  Item 4.     Submission of matters to a vote of security holders                             12-13
                  Item 5.     Other information                                                                  13
                  Item 6.     Exhibits and Reports on Form 8-K                                                13-15


Signatures                                                                                                       16

ITEM 1.
-------

                            REGENERX BIOPHARMACEUTICALS, INC.
                            ---------------------------------
                                     BALANCE SHEETS
                                     --------------

                                                                                    June 30,               December 31,
                                                                                      2002                     2001
                                                                                      ----                     ----
                                                                                   (unaudited)

ASSETS
------
Current assets
       Cash and cash equivalents                                          $          1,131,033       $               100,490

       Other current assets                                                              8,295                        12,631
                                                                          ---------------------     -------------------------

              Total current assets                                                   1,139,328                       113,121

Fixed assets, net                                                                        4,899                         1,731
Intangible assets, net                                                                  25,906                            --
Due from related party                                                                  35,606                         9,198
                                                                          ---------------------     -------------------------
              Total assets                                                $          1,205,739      $                124,050
                                                                          =====================     =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
       Accounts payable                                                   $             49,014      $                 51,289
       Accrued expenses                                                                 27,419                        32,717
       Letter agreements with vendors                                                   20,046                        20,046
                                                                          ---------------------     ------------------------
              Total current liabilities                                                 96,479                       104,052
                                                                          ---------------------     ------------------------


Stockholders' equity
       Preferred stock, $.001 par value per share,                                          --                           --
        1,000,000 authorized; no shares issued
       Common stock, par value $.001 per share,
        100,000,000 shares authorized; 26,923,812 and 19,477,429
          issued and outstanding                                                        26,924                        19,477
       Additional paid-in capital                                                   38,093,810                    36,415,289
       Accumulated deficit                                                         (36,711,474)                  (36,114,768)
       Stock subscriptions                                                            (300,000)                     (300,000)
                                                                          ---------------------     ------------------------
              Total stockholders' equity                                             1,109,260                        19,998
                                                                          ---------------------     ------------------------


              Total liabilities and stockholders' equity                  $          1,205,739      $                124,050
                                                                          =====================     ========================




                           See notes to financial statements.

                 REGENERX BIOPHARMACEUTICALS, INC.
                 ---------------------------------
                      STATEMENTS OF OPERATIONS
                      ------------------------


                                                                     (Unaudited)                           (Unaudited)
                                                                  Three months ended                     Six months ended
                                                                       June 30,                              June 30,
                                                       ----------------------------------------------------------------------------
                                                                 2002             2001               2002                2001
                                                                 ----             ----               ----                ----

Revenues                                               $             --    $             --   $           --     $            --


Expenses
     Research and development                                   351,244              26,645          387,716              85,317
     General and administrative                                 139,753              94,410          239,395             177,163
                                                       -----------------  ------------------  ---------------    ----------------

Total expenses                                                  490,997             121,055          627,111             262,480
                                                       -----------------  ------------------  ---------------    ----------------

Operating loss                                                 (490,997)           (121,055)        (627,111)           (262,480)

Realized gain on sale of investments                                 --                  --               --             174,780
Other income                                                      4,000               6,000           10,099               8,000
Interest income                                                  10,218               4,529           20,306               8,466
                                                       -----------------  ------------------  ---------------    ----------------

Net loss                                               $       (476,779)   $       (110,526)  $     (596,706)    $       (71,234)
                                                       =================  ==================  ===============    ================

Basic and diluted net loss per common share            $          (0.02)   $          (0.01)  $        (0.02)    $         (0.00)
                                                       =================  ==================  ===============    ================

Weighted average number of common shares outstanding         26,841,614          19,477,429       24,189,034          19,477,429
                                                       =================  ==================  ===============    ================



                 See notes to financial statements.

                        REGENERX BIOPHARMACEUTICALS, INC.
                        ---------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                                             (Unaudited)
                                                                                                           Six months ended
                                                                                                               June 30,
                                                                                                     -------------------------------
                                                                                                         2002              2001
                                                                                                         ----              ----
Cash flows from operating activities:
       Net loss                                                                                      $  (596,706)   $   (71,234)

Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation                                                                                     1,039            566
          Amortization                                                                                       294              -
          Realized gain on sale of investments                                                                 -       (174,780)
          Changes in operating assets and liabilities:
          (Increase) decrease in:
              Other current assets                                                                         4,336              -
              Due from related party                                                                     (26,408)           923
          Increase (decrease) in:
              Accounts payable                                                                            (2,275)       (32,525)
              Accrued expenses                                                                            (5,298)       (10,545)
                                                                                                     -----------    -----------
Net cash used in operating activities                                                                   (625,018)      (287,595)
                                                                                                     -----------    -----------
Cash flows from investing acctivities:
       Purchase of fixed assets                                                                           (4,207)        (1,806)
       Purchase of license agreement                                                                      (5,000)             -
       Cash received on sale of investments                                                                    -        241,883
                                                                                                     -----------    -----------
Net cash (used in) provided by investing activities                                                       (9,207)       240,077
                                                                                                     -----------    -----------
Cash flows from financing activities:
       Proceeds from exercise of warrants                                                                 13,000              -
       Proceeds from issuance of common stock                                                          1,717,000              -
       Stock offering costs                                                                              (65,232)             -
                                                                                                     -----------    -----------
Net cash provided by financing activities                                                              1,664,768              -
                                                                                                     -----------    -----------
Net increase (decrease) in cash and cash equivalents                                                   1,030,543        (47,518)
Cash and cash equivalents at beginning of period                                                         100,490        335,421
                                                                                                     -----------    -----------
Cash and cash equivalents at end of period                                                           $ 1,131,033    $   287,903
                                                                                                     ===========    ===========

Supplemental disclosure of significant noncash investing or financing activities:

              Issuance of common stock for license agreement                                         $   21,200    $         -
                                                                                                     ===========    ===========

                       See notes to financial statements.

                        REGENERX BIOPHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
  FOR THE THREE-MONTHS AND SIX-MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

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

On January 1, 2002, Dr. Allan L. Goldstein and Mr. J.J. Finkelstein entered into employment contracts with the Company to serve as Chairman and Chief Scientific Advisor and President and Chief Executive Officer, respectively. The initial term of Dr. Goldstein's employment agreement is three years. The agreement provides for annual compensation of $110,000 and eligibility to receive an annual bonus in the discretion of the Board of Directors of the Company. In consideration for his services, the Company also granted Dr. Goldstein an option to purchase 300,000 shares of the Company's common stock at a purchase price of $0.33, the fair market value on the date of grant, pursuant to the Company's 2000 Stock Option and Incentive Plan. Dr. Goldstein's option will vest as to 34% of the option shares on the first anniversary of the grant, and in twenty-four
(24) equal monthly installments thereafter so long as he remains employed by the Company. In the event of Dr. Goldstein's termination without cause or upon the occurrence of certain change in control events, Mr. Goldstein's stock shall immediately vest and be released from the Company's repurchase option. The initial term of Mr. Finkelstein's employment agreement is three years. The agreement provides for annual compensation of $175,000 and eligibility to receive an annual bonus in the discretion of the Board of Directors of the Company. In consideration for his services, the Company also granted Mr. Finkelstein an option to purchase 500,000 shares of the Company's common stock at a purchase price of $0.33, the fair market value on the date of grant pursuant to the Company's 2000 Stock Option and Incentive Plan. Mr. Finkelstein's option will vest as to 34% of the option shares on the first anniversary of the grant, and in twenty-four (24) equal monthly installments thereafter so long as he remains employed by the Company. In the event of Mr. Finkelstein's termination without cause or upon the occurrence of certain change in control events, Mr. Finkelstein's stock shall immediately vest and be released from the Company's repurchase option. As of this report, no options have been exercised by either party.

B.     FINANCIAL STATEMENTS
       --------------------

The Balance Sheet as of June 30, 2002, the Statements of Operations for the three-month and six-month periods ended June 30, 2002 and June 30, 2001, and the Statements of Cash Flows for the six-month periods ended June 30, 2002 and June 30, 2001, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2002, and for the periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, such unaudited interim information reflects all necessary adjustments, consisting of only normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10KSB for the year ended December 31, 2001.

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

C.    NET INCOME (LOSS) PER SHARE
      ---------------------------

Net income (loss) per share is based on the weighted average number of common shares outstanding during the three and six-month periods ended June 30, 2002 and June 30, 2001. During these periods options were not included in the calculation as their effect would be antidilutive.

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

PLAN OF OPERATIONS

Because the Company currently has no products that have received regulatory approval, the Company has not generated significant revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. As of June 30, 2002, the Company's current assets primarily consisted of cash and cash equivalents of $1,131,033. Although no assurance can be given, the Company believes that it will be able to satisfy its cash requirements through June 30, 2003 by utilizing its existing balance of cash and cash equivalents. If additional funds are not raised by that point, or if the Company is not acquired by or merged with another entity, the Company likely will be forced to suspend or discontinue operations.

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

On May 22, 2001, the Company entered into a new Material-CRADA with National Institute of Dental and Cranio-facial Research ("NIDCR"), whereby the Company does provide significant quantities of T(beta)4 to NIDCR for continued research and development. In return, the Company retains the right to secure an exclusive license related to any patents filed by NIH on new discoveries related to T(beta)4.

On August 30, 2001, the Company entered into a Material-CRADA with the University of Texas Southwestern Medical Center in Dallas, Texas, whereby the Company does provide T(beta)4 to UTSMC for research and development unrelated to areas covered by the NIDCR collaboration. In return, the Company retains the right to negotiate an exclusive license related to any patents filed by UTSMC on new discoveries related to T(beta)4.

In anticipation of Phase I clinical trials, the Company contracted with a manufacturer to produce T(beta)4 for this, and future, studies of T(beta)4. In March 2000, the Company pre-paid $50,000 of the $100,000 cost of an initial quantity of the material and, under the agreement with the manufacturer, the remaining $50,000 was placed in escrow pending completion of production.

For the Phase I clinical trials, T(beta)4 supplied by the Company is being formulated for topical administration that will be administered to test subjects. This process is being managed by the clinical research organization retained by the Company with the Company's oversight.

Before the Phase I clinical trials may begin, the Company must file with the U.S. Food and Drug Administration (the "FDA") an Investigational New Drug Application ("IND"), and the IND must be approved by the FDA. The Company previously received correspondence from the FDA which specifies the remaining pre-clinical work the Company must undertake in order to have the IND approved. The Company is currently completing the pre-clinical work necessary for filing and future approval of the IND and initiation of Phase I clinical trials.

In following its product development strategy outlined above, the Company does not plan to purchase manufacturing plants or other facilities and does not expect any significant purchases of equipment. See "Liquidity and Capital Resources" below.

FINANCIAL CONDITION

The Company's total assets at June 30, 2002 were $1,205,739, compared with $124,050 at December 31, 2001. This increase was primarily due to the receipt of cash proceeds from the sale of common stock net of the use of cash for operating expenses. Cash and cash equivalents increased to $1,131,033 at June 30, 2002 from $100,490 at December 31, 2001.

The Company's total liabilities decreased to $96,479 at June 30, 2002 from $104,052 at December 31, 2001. Accounts payable at June 30, 2002 were $49,014, compared with $51,289 at December 31, 2001, and amounts owed under letter agreements with vendors totaled $20,046 at June 30, 2002 and December 31, 2001. The decrease in liabilities at June 30, 2002 compared to December 31, 2001 resulted from an decrease accounts payable and accrued expenses.

Stockholders' equity increased to $1,109,260 at June 30, 2002 from $19,998 at December 31, 2001. This increase resulted from the sale of common stock net of operating loss experienced during this period. On March 7, 2002, the Company completed a private placement of its common stock. Under the terms of the private placement, the Company sold 7,306,383 shares of restricted stock at $.235 per share. The gross proceeds raised in the private placement amounted to $1,717,000. The capital is being used for general working capital purposes focused primarily on obtaining an IND from the FDA and initiating human clinical trials for Thymosin beta 4. The accumulated deficit increased to $36,711,474 at June 30, 2002 from $36,114,768 at December 31, 2001 as a result of the Company's net loss of $596,706 for the six-month period ended June 30, 2002.

RESULTS OF OPERATIONS

Three-Months Ended June 30, 2002 and 2001
-----------------------------------------

Net Loss. The Company had a net loss of $476,779 for the three-months ended June 30, 2002, compared with a net loss of $110,526 for the same period in 2001. This change resulted primarily from an increase in operating expense, as discussed below.

Operating Loss. The Company had an operating loss of $490,997 for the three-months ended June 30, 2002, compared with an operating loss of $121,055 for the same period in 2001. This increase resulted from an increase in expenses for the three-months of 2002, as discussed below. As noted above, under "Plan of Operation," the Company does not anticipate it will generate significant product revenues in the foreseeable future.

Operating expenses for the three-months ended June 30, 2002 totaled $490,997 compared with $121,055 for the same period in 2001. Operating expenses were comprised of research and development expenses, which were $351,244 for the three-months ended June 30, 2002 and $26,645 for same period in 2001 and general and administrative expenses, which were $139,753 for the three-months ended June 30, 2002 and $94,410 for the prior year period. Research and development expenses increased primarily as a result of increases in expenditures related to clinical trials during the three months ended June 30, 2002. Other personnel and related R&D costs increased as well in 2002. General and administrative expenses increased primarily as a result of increased personnel and related costs during the three months ended June 30, 2002.

Other Income. Interest income increased to $10,218 from $4,529 as a result of the increase in cash and cash equivalent balances.

Six-Months Ended June 30, 2002 and 2001
---------------------------------------

Net Loss. The Company had a net loss of $596,706 for the six-months ended June 30, 2002, compared with a net loss of $71,234 for the same period in 2001. This change resulted primarily from an increase in operating expense net of the realized gain on sale of investments during the six months ended June 30, 2001, as discussed below.

Operating Loss. The Company had an operating loss of $627,111 for the six-months ended June 30, 2002, compared with an operating loss of $262,480 for the same period in 2001. This increase resulted from an increase in operating expenses for the six-months of 2002, as discussed below. As noted above, under "Plan of Operation," the Company does not anticipate it will generate significant product revenues in the foreseeable future.

Operating expenses for the six-months ended June 30, 2002 totaled $627,111 compared with $262,480 for the same period in 2001. Operating expenses were comprised of research and development expenses, which were $387,716 for the six-months ended June 30, 2002 and $85,317 for same period in 2001 and general and administrative expenses, which were $239,395 for the six-months ended June 30, 2002 and $177,163 for the prior year period. Research and development expenses increased primarily as a result of increases in expenditures related to clinical trials during the three months ended June 30, 2002. Other personnel and related R&D costs increased as well in 2002. General and administrative expenses increased primarily as a result of increased personnel and related costs during the six months ended June 30, 2002.

Other Income. Interest income increased to $20,306 from $8,466 as a result of the increase in cash and cash equivalent balances. During the six months ended June 30, 2001 the Company had realized a gain on sale of investments of $174,780.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had cash and cash equivalents totaling $1,131,033 and working capital of $1,042,849 as compared to $100,490 and $9,069, respectively, at December 31, 2001. The increase in the Company's cash and working capital from December 31, 2001 was due primarily to the sale of common stock net of the net loss generated in the six months ended June 30, 2002. See also "Financial Condition."

The Company incurred $4,207 in capital expenditures for equipment in the six month period ended June 30, 2002. The Company does not plan to spend more than $30,000 in total for equipment during the year ending December 31, 2002.

The Company's only readily available sources of funds are its balance of cash and cash equivalents. As noted above under "Plan of Operations," while no assurance can be given, the Company believes that this source will allow it to satisfy its cash requirements through June 30, 2003. If the Company has not raised additional funds by that date, the Company could be forced to suspend or discontinue operations.

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

         On April 23, 2002, the Company issued 40,000 shares of restricted common stock pursuant to a license agreement with an unrelated third party through which the Company obtained an exclusive world-wide license to a certain patent related to Thymosin beta 4. The Company also paid an upfront one-time license fee of $5,000, and will be required to issue royalties on future revenues, if any, related to the licensed patent.

Item 3.  Defaults upon Senior Securities

                  None

Item 4.  Submission of matters to a vote of security holders

         The Company held its annual meeting on June 19, 2002, at 10:00 a.m., Eastern Daylight Savings Time, at the Hyatt Regency Bethesda, located at 7400 Wisconsin Avenue, Bethesda, Maryland 20814.

         The Company received the following shares voted for the election of directors:


                                    For            %       Withheld         %
                                    ---            -       --------         -
         Allan L. Goldstein      24,680,718      99.66%     84,288         .34%
         Joseph C. McNay         24,681,018      99.66%     83,988         .34%
         Albert Rosenfeld        24,681,018      99.66%     83,988         .34%
         J.J. Finkelstein        24,681,018      99.66%     83,988         .34%
         Richard J. Hindin       24,681,018      99.66%     83,988         .34%



         The Company received the following shares voted for the approval of the Amended and Restated 2000 Stock Option and Incentive Plan:

           For           %      Against        %          Abstain      %
           ---           -      -------        -          -------      -

        19,085,917     77.1%    302,758       1.2%        14,564      .06%

        The Company received the following shares voted for ratification of Reznick Fedder & Silverman, P.C. as the independent auditors of the Company for the fiscal year ending December 31, 2002:

           For           %      Against        %          Abstain      %
           ---           -      -------        -          -------      -

        24,714,097     99.8%     11,244       .05%        39,655      .15%

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

             10.4              Amended and Restated Directors Stock        Exhibit 10.25 to the Company's Annual Report
                               Option Plan                                 on Form 10-K, File No. 1-15070 (filed 3/26/93)

             10.5              Amended and Restated 2000 Stock Option      Filed as Exhibit A to the Company's
                               and Incentive Plan                          definitive proxy materials, File No. 1-15070
                                                                           (filed 5/20/02)

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

             10.11             Unit Purchase Agreement dated March 12,     Exhibit 10.25 to the Company's Annual Report
                               1997                                        on Form 10-K, File No. 1-15070 (filed 3/31/97)

             10.12             Registration Rights Agreement, dated        Exhibit 10.26 to the Company's Annual Report
                               March 12, 1997                              of Form 10-K, File No. 1-15070 (filed 3/31/97)

             99.1              Certification dated August 12, 2002         Certification Pursuant to 18 U.S.C. Section
                                                                           1350, As Adopted Pursuant to Section 906 of
                                                                           The Sarbanes-Oxley Act of 2002 (filed
                                                                           herewith)

             -----------------------
             * Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

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


                                            RegeneRx Biopharmaceuticals, Inc.
                                            ---------------------------------
                                                     (Registrant)





Date:  August 12, 2002                             /s/ J.J. Finkelstein
                                          --------------------------------------
                                                    J.J. Finkelstein
                                          President and Chief Executive Officer
                                            (Principal Executive Officer and
                                              Principal Financial Officer)