Form 10QSB
period 2002-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2002-11-12
CIK 707511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002 Commission file number 0-15070
                               ------------------                        -------

                        REGENERX BIOPHARMACEUTICALS, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                 52-1253406
             --------                                 ----------
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

26,923,812 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $.001 per share, were outstanding as of October 31, 2002.

Transitional Small Business Disclosure Format (Check One)  Yes [ ]   No [X]

                        REGENERX BIOPHARMACEUTICALS, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                      INDEX



Part I.   Financial Information                                                         Page No.
                                                                                        --------
            Item 1. Financial Statements

                        Balance Sheets at September 30, 2002
                        (unaudited) and December 31, 2001                                  3

                        Statements of Operations for the three-
                        months and nine-months ended
                        September 30, 2002 (unaudited) and
                        September 30, 2001 (unaudited)                                     4

                        Statements of Cash Flows for the nine-
                        months ended September 30, 2002
                        (unaudited) and September 30, 2001
                        (unaudited)                                                        5

                        Notes to Financial Statements
                        (unaudited)                                                       6-7

            Item 2. Management's Discussion and Analysis or
                    Plan of Operation                                                    8-12

            Item 3. Controls and Procedures                                               12

Part II.  Other Information

            Item 1. Legal Proceedings                                                     13
            Item 2. Changes in Securities and Use of Proceeds                             13
            Item 3. Defaults upon Senior Securities                                       13
            Item 4. Submission of matters to a vote of security holders                   13
            Item 5. Other information                                                     13
            Item 6. Exhibits and Reports on Form 8-K                                    13-15

Signatures                                                                                16

Certification                                                                             17


ITEM 1.
-------

                            REGENERX BIOPHARMACEUTICALS, INC.
                            ---------------------------------
                                     BALANCE SHEETS
                                     --------------



                                                                            September 30,          December 31,
                                                                                 2002                  2001
                                                                           --------------          ------------
                                                                             (unaudited)
ASSETS
------

Current assets
       Cash and cash equivalents                                           $    791,912            $    100,490
       Other current assets                                                      27,338                  12,631
                                                                           ------------            ------------

              Total current assets                                              819,250                 113,121

Fixed assets, net                                                                 4,337                   1,731
Intangible assets, net                                                           25,459                      --
Due from related party                                                           43,316                   9,198
                                                                           ------------            ------------

              Total assets                                                 $    892,362            $    124,050
                                                                           ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
       Accounts payable                                                    $     71,606            $     51,289
       Accrued expenses                                                          26,056                  32,717
       Letter agreements with vendors                                            20,046                  20,046
                                                                           ------------            ------------
              Total current liabilities                                         117,708                 104,052
                                                                           ------------            ------------

Stockholders' equity
       Preferred stock, $.001 par value per share,
        1,000,000 authorized; no shares issued                                       --                      --
       Common stock, par value $.001 per share,
        100,000,000 shares authorized; 26,923,812 and 19,477,429
          issued and outstanding, respectively                                   26,924                  19,477
       Additional paid-in capital                                            38,093,810              36,415,289
       Accumulated deficit                                                  (37,046,080)            (36,114,768)
       Stock subscriptions                                                     (300,000)               (300,000)
                                                                           ------------            ------------

              Total stockholders' equity                                        774,654                  19,998
                                                                           ------------            ------------

              Total liabilities and stockholders' equity                   $    892,362            $    124,050
                                                                           ============            ============



                       See notes to financial statements.

                   REGENERX BIOPHARMACEUTICALS, INC.
                   ---------------------------------
                       STATEMENTS OF OPERATIONS
                       ------------------------




                                                                     (Unaudited)                          (Unaudited)
                                                                  Three months ended                   Nine months ended
                                                                     September 30,                       September 30,
                                                                2002              2001              2002              2001
                                                            ------------      ------------      ------------      ------------

Revenues                                                    $         --      $         --      $         --      $         --

Expenses
     Research and development                                    201,971            21,221           589,687           106,538
     General and administrative                                  145,503            96,410           384,898           273,573
                                                            ------------      ------------      ------------      ------------
Total expenses                                                   347,474           117,631           974,585           380,111
                                                            ------------      ------------      ------------      ------------

Operating loss                                                  (347,474)         (117,631)         (974,585)         (380,111)


Realized gain on sale of investments                                  --                --                --           174,781
Other income                                                         100             8,000            10,199            16,000
Interest income                                                   12,768            11,393            33,074            19,858
                                                            ------------      ------------      ------------      ------------
(Loss) income before extraordinary item                         (334,606)          (98,238)         (931,312)         (169,472)

Extraordinary item - debt forgiveness                                 --           127,441                --           127,441
                                                            ------------      ------------      ------------      ------------
Net (loss) income                                           $   (334,606)     $     29,203      $   (931,312)     $    (42,031)
                                                            ============      ============      ============      ============

Basic and diluted net (loss) income per common share
     before extraordinary item                              $      (0.01)     $      (0.01)     $      (0.04)     $      (0.01)

Extraordinary item - debt forgiveness                                                 0.01                                0.01
                                                            ------------      ------------      ------------      ------------
Basic and diluted net (loss) income per common share        $      (0.01)     $       0.00      $      (0.04)     $      (0.00)
                                                            ============      ============      ============      ============
Weighted average number of common shares outstanding          26,923,812        19,477,429        25,110,644        19,477,429
                                                            ============      ============      ============      ============



                       See notes to financial statements.

                        REGENERX BIOPHARMACEUTICALS, INC.
                        ---------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                                                      (Unaudited)
                                                                                   Nine months ended
                                                                                     September 30,
                                                                           ---------------------------------

                                                                               2002                 2001
                                                                           -----------           -----------

Cash flows from operating activities:
       Net loss                                                            $  (931,312)          $   (42,031)

Adjustments to reconcile net loss to net
     cash used in operating activities:
          Depreciation                                                           1,601                   899
          Amortization                                                             741                    --
          Realized gain on sale of investments                                      --              (174,780)
          Debt forgiveness                                                          --              (127,441)
          Changes in operating assets and liabilities:
          (Increase) decrease in:
              Other current assets                                             (14,707)               (1,167)
              Due from related party                                           (34,118)                  923
          Increase (decrease) in:
              Accounts payable                                                  20,317               (27,684)
              Accrued expenses                                                  (6,661)               (9,795)
                                                                           -----------           -----------

Net cash used in operating activities                                         (964,139)             (381,076)

Cash flows from investing acctivities:
       Purchase of fixed assets                                                 (4,207)               (1,806)
       Purchase of proprietary rights                                           (5,000)                   --
       Cash received on sale of investments                                         --               241,883
                                                                           -----------           -----------
Net cash (used in) provided by investing activities                             (9,207)              240,077
                                                                           -----------           -----------
Cash flows from financing activities:
       Proceeds from exercise of warrants                                       13,000                    --
       Proceeds from issuance of common stock                                1,717,000                    --
       Stock offering costs                                                    (65,232)                   --
                                                                           -----------           -----------

Net cash provided by financing activities                                    1,664,768                    --
                                                                           -----------           -----------
Net increase (decrease) in cash and cash equivalents                           691,422              (140,999)

Cash and cash equivalents at beginning of period                               100,490               335,421
                                                                           -----------           -----------

Cash and cash equivalents at end of period                                 $   791,912           $   194,422
                                                                           ===========           ===========

Supplemental disclosure of significant noncash investing or financing activities:

              Issuance of common stock for proprietary rights              $    21,200           $        --
                                                                           ===========           ===========



                       See notes to financial statements.

                        REGENERX BIOPHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
     FOR THE THREE-MONTHS AND NINE-MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)

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

The Company currently has no products that have received regulatory approval. During 1997, the Company entered into a Material Transfer Agreement - Cooperative Research and Development Agreement ("CRADA") with the National Institutes of Health ("NIH"). In exchange for providing Thymosin beta 4 and certain data, the Company received an option to elect to negotiate for an exclusive or non-exclusive commercialization license from the NIH pursuant to a patent application filed by NIH in 1998. On February 6, 2001, the Company signed a licensing agreement with NIH whereby the Company obtained an exclusive world-wide license to Thymosin beta 4 under the patent application filed in 1998. In exchange for the exclusive license, the Company must make certain royalty and milestone payments to the NIH. To date, all payments due have been made.

B.    FINANCIAL STATEMENTS
      --------------------

The Balance Sheet as of September 30, 2002, the Statements of Operations for the three-month and nine-month periods ended September 30, 2002 and September 30, 2001, and the Statements of Cash Flows for the nine-month periods ended September 30, 2002 and September 30, 2001, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2002, and for the periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

C.    NET INCOME (LOSS) PER SHARE
      ---------------------------

Net income (loss) per share is based on the weighted average number of common shares outstanding during the three and nine-month periods ended September 30, 2002 and September 30, 2001. During these periods options were not included in the calculation as their effect would be antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

This item should be read in conjunction with the unaudited financial statements and notes thereto of the Company contained in Item 1 of this report.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that various factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. These factors include, but are not limited to, the following: the Company's lack of revenues and history of losses; uncertainties related to the Company's limited capital resources; risks associated with the development of the Company's products; uncertainties related to the regulatory process; the Company's lack of product diversification; the Company's dependence on collaborative relationships with larger partners for the development, manufacturing and marketing of its products; reliance upon key personnel; the Company's ability to obtain and protect intellectual property rights; and competition. For a discussion of these and other factors, see Exhibit 99 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PLAN OF OPERATIONS

Because the Company currently has no products that have received regulatory approval, the Company has not generated significant revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. As of September 30, 2002, the Company's current assets primarily consisted of cash and cash equivalents of $791,912. Although no assurance can be given, the Company believes that it will be able to satisfy its cash requirements through September 30, 2003 by utilizing its existing balance of cash and cash equivalents. If additional funds are not raised by that point, or if the Company is not acquired by or merged with another entity, the Company likely will be forced to suspend or discontinue operations.

The Company utilizes outside vendors for most of its functions in order to effectively control costs. The Company contracts out research and development and manufacturing operations, as well as other functions critical to its mission. The Company believes this approach enhances its ability to allocate resources rapidly to different projects. The strategy consists of (i) identifying, evaluating and licensing pharmaceutical product opportunities that appear to have significant commercial potential; (ii) designing pre-clinical and/or clinical protocols to test such products; (iii) utilizing third party contract manufacturers to supply clinical grade material and third party contract research organizations to perform pre-clinical and/or clinical studies in accordance with its designed protocols; and (iv) pursuing sublicense arrangements with established pharmaceutical companies to support late stage clinical testing and ultimately marketing if regulatory approval is obtained.

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

In anticipation of Phase I clinical trials, the Company contracted with a manufacturer to produce T(beta)4 for this, and future, studies of T(beta)4. In March 2000, the Company pre-paid $50,000 of the $100,000 cost of an initial quantity of the material and, under the agreement with the manufacturer, the remaining $50,000 was paid in 2002.

For the Phase I clinical trials, T(beta)4 supplied by the Company is being formulated for topical administration that will be administered to test subjects. This process is being managed by a clinical research organization ("CRO") retained by the Company with the Company's oversight.

Before the Phase I clinical trials may begin, the Company must file with the U.S. Food and Drug Administration (the "FDA") an Investigational New Drug Application ("IND"), and the IND must be approved by the FDA. The Company previously received correspondence from the FDA which specifies the remaining pre-clinical work the Company must undertake in order to have the IND approved. The Company is currently completing the pre-clinical work necessary for filing and future approval of the IND and initiation of Phase I clinical trials. There can be no assurance as to when or if the Company will be able to commence clinical trials.

In following its product development strategy outlined above, the Company does not plan to purchase manufacturing plants or other facilities and does not expect any significant purchases of equipment. See "Liquidity and Capital Resources" below.

FINANCIAL CONDITION

The Company's total assets at September 30, 2002 were $892,362, compared with $124,050 at December 31, 2001. This increase was primarily due to the receipt of cash proceeds from the sale of common stock net of the use of cash for operating expenses. Cash and cash equivalents increased to $791,912 at September 30, 2002 from $100,490 at December 31, 2001.

The Company's total liabilities increased to $117,708 at September 30, 2002 from $104,052 at December 31, 2001. Accounts payable at September 30, 2002 were $71,606, compared with $51,289 at December 31, 2001, and amounts owed under letter agreements with vendors totaled $20,046 at September 30, 2002 and December 31, 2001. The increase in liabilities at September 30, 2002 compared to December 31, 2001 resulted from an increase accounts payable.

Stockholders' equity increased to $774,654 at September 30, 2002 from $19,998 at December 31, 2001. This increase resulted from the sale of common stock net of operating loss experienced during this period. On March 7, 2002, the Company completed a private placement of its common stock. Under the terms of the private placement, the Company sold 7,306,383 shares of restricted stock at $.235 per share. The gross proceeds raised in the private placement amounted to $1,717,000. The capital is being used for general working capital purposes focused primarily on obtaining an IND from the FDA and initiating human clinical trials for Thymosin beta 4. The accumulated deficit increased to $37,046,080 at September 30, 2002 from $36,114,768 at December 31, 2001 as a result of the Company's net loss of $931,312 for the nine-month period ended September 30, 2002.

RESULTS OF OPERATIONS

Three-Months Ended September 30, 2002 and 2001
----------------------------------------------

Net Loss. The Company had a net loss of $334,606 for the three-months ended September 30, 2002, compared with net income of $29,203 for the same period in 2001. This change resulted primarily from an increase in operating expense, as discussed below, and an extraordinary income item in 2001.

Operating Loss. The Company had an operating loss of $347,474 for the three-months ended September 30, 2002, compared with an operating loss of $117,631 for the same period in 2001. This increase resulted from an increase in expenses for the three-months of 2002, as discussed below. As noted above, under "Plan of Operation," the Company does not anticipate it will generate significant product revenues in the foreseeable future.

Operating expenses for the three-months ended September 30, 2002 totaled $347,474 compared with $117,631 for the same period in 2001. Operating expenses were comprised of research and development expenses, which were $201,971 for the three-months ended September 30, 2002 and $21,221 for same period in 2001 and general and administrative expenses, which were $145,503 for the three-months ended September 30, 2002 and $96,410 for the prior year period. Research and development expenses increased primarily as a result of increases in expenditures related to clinical trials during the three months ended September 30, 2002. Other personnel and related research and development costs increased as well in 2002. General and administrative expenses increased primarily as a result of increased personnel and related costs during the three months ended September 30, 2002.

Other Income. Interest income increased to $12,768 from $11,393 as a result of the increase in cash and cash equivalent balances. In the three-months ended September 30, 2001, the Company had an extraordinary income item related to debt forgiveness of $127,441.

Nine-months Ended September 30, 2002 and 2001
---------------------------------------------

Net Loss. The Company had a net loss of $931,312 for the nine-months ended September 30, 2002, compared with a net loss of $42,031 for the same period in 2001. This change resulted primarily from an increase in operating expense net of the realized gain on sale of investments and an extraordinary income item during the nine months ended September 30, 2001, as discussed below.

Operating Loss. The Company had an operating loss of $974,585 for the nine-months ended September 30, 2002, compared with an operating loss of $380,111 for the same period in 2001. This increase resulted from an increase in operating expenses for the nine-months of 2002, as discussed below. As noted above, under "Plan of Operation," the Company does not anticipate it will generate significant product revenues in the foreseeable future.

Operating expenses for the nine-months ended September 30, 2002 totaled $974,585 compared with $380,111 for the same period in 2001. Operating expenses were comprised of research and development expenses, which were $589,687 for the nine-months ended September 30, 2002 and $106,538 for same period in 2001 and general and administrative expenses, which were $384,898 for the nine-months ended September 30, 2002 and $273,573 for the prior year period. Research and development expenses increased primarily as a result of increases in expenditures related to clinical trials during the nine-months ended September 30, 2002. Other personnel and related R&D costs increased as well in 2002. General and administrative expenses increased primarily as a result of increased personnel and related costs during the nine-months ended September 30, 2002.

Other Income. Interest income increased to $33,074 from $19,858 as a result of the increase in cash and cash equivalent balances. During the nine-months ended September 30, 2001 the Company had realized a gain on sale of investments of $174,781 and an extraordinary income item related to debt forgiveness of $127,441.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had cash and cash equivalents totaling $791,912 and working capital of $701,542 as compared to $100,490 and $9,069, respectively, at December 31, 2001. The increase in the Company's cash and working capital from December 31, 2001 was due primarily to the sale of common stock net of the net loss generated in the nine-months ended September 30, 2002. See also "Financial Condition."

The Company incurred $4,207 in capital expenditures for equipment in the six month period ended September 30, 2002. The Company does not plan to spend more than $15,000 in total for equipment during the year ending December 31, 2002.

The Company's only readily available sources of funds are its balance of cash and cash equivalents. As noted above under "Plan of Operations," while no assurance can be given, the Company believes that this source will allow it to satisfy its cash requirements through September 30, 2003. If the Company has not raised additional funds by that date, the Company could be forced to suspend or discontinue operations.

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

         Based on an evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, the Chief Executive Officer and Principal Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective in connection with the Company's filing of this quarterly report on Form 10-QSB for the period ended September 30, 2002.

                  There were no significant changes in the Company's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

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

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------



         Exhibit No.       Description of Exhibit                      Reference*

         3.1               Restated Certificate of                     Exhibit 3.1 to Registration Statement
                           Incorporation of the Company                No. 33-9370, Amendment No. 1 (filed
                                                                       11/26/86)

         3.2               Amendment to Restated                       Exhibit 3.2 to the Company's
                           Certificate of Incorporation of             Transitional Report on Form 10-K,
                           Company                                     File No. 1-15070 (filed 3/18/91)

         3.3               Amendment to Restated                       Exhibit 3.3 to the Company's Form
                           Certificate of Incorporation of             10-KSB, File No. 1-15070 (filed
                           Company                                     4/2/01)

         3.4               Bylaws of Company                           Exhibit 3.2 to Registration Statement
                                                                       No. 33-9370 (filed 10/8/86)

         3.5               Amendment No. 1 to Bylaws of                Exhibit 4.7 to Registration Statement
                           Company adopted 8/11/89                     No. 33-34551, Amendment No. 3
                                                                       (filed 6/21/90)



         3.6               Amendment No. 2 to Bylaws of                Exhibit 4.8 to Registration Statement
                           Company adopted 6/18/90                     No. 33-34551, Amendment No. 3
                                                                       (filed 6/21/90)

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

         4.1               Form of Stock Certificate                   Exhibit 4.1 to Registration Statement
                                                                       No. 33-9370, Amendment No. 1 (filed
                                                                       11/26/86)

         4.2               Rights Agreement, dated as of               Exhibit 1 to the Company's Current
                           April 29, 1994, between the                 Report on Form 8-K, File No. 1-15070
                           Company and American Stock                  (filed May 2, 1994)
                           Transfer & Trust Company, as
                           Rights Agent

         4.3               Warrant Agreement, dated March              Exhibit 4.3 to the Company's Annual
                           12, 1997                                    Report on Form 10-K, File No. 1-
                                                                       15070 (filed 3/31/97)

         4.4               Warrant Agreement, dated July 7,            Exhibit 4.4 to the Company's Annual
                           1997                                        Report on Form 10-K/A, File No. 1-
                                                                       15070 (filed 5/13/98)

         10.1              Patent License Agreement -                  Exhibit 3.3 to the Company's Form
                           Exclusive, between the U.S.                 10-KSB, File No. 1-15070 (filed
                           Public Health Service and the               4/2/01)
                           Company

         10.2              Settlement Agreement and Mutual             Exhibit 3.3 to the Company's Form
                           Release, dated March 17, 2000,              10-KSB, File No. 1-15070 (filed
                           between the Company and                     4/2/01)
                           Bachem Biosciences, Inc.

         10.3              Consulting Agreement, dated                 Exhibit 99.2 to the Company's Current
                           August 16, 1999, among the                  Report on Form 8-K, File No. 1-15070
                           Company, Allan L. Goldstein, J.J.           (filed 11/9/99)
                           Finkelstein, Richard J. Hindin and
                           Sidney J. Silver

         10.4              Amended and Restated Directors              Exhibit 10.25 to the Company's
                           Stock Option Plan                           Annual Report on Form 10-K, File No.
                                                                       1-15070 (filed 3/26/93)



         10.5              Amended and Restated 2000                   Filed as Exhibit A to the Company's
                           Stock Option and Incentive Plan             definitive proxy materials, File No. 1-
                                                                       15070 (filed 5/20/02)

         10.6              Lease Agreement, dated February             Exhibit 10.28 to the Company's
                           10, 1993, between the Company               Annual Report of Form 10-K, File No.
                           and John Arrillaga, Trustee, and            1-15070 (filed 3/26/93)
                           Richard T. Perry, Trustee
                           (Sunnyvale, California lease)

         10.7              Lease Agreement Amendment                   Exhibit 10.24 to the Company's
                           Number 1, dated September 1,                Annual Report on Form 10-K, File No.
                           1993, and Amendment Number 2,               1-15070 (filed 3/28/94)
                           dated December 27, 1993
                           (Sunnyvale, California lease)

         10.8              Lease Agreement Amendment                   Exhibit 10.28 to the Company's
                           No. 3, dated April 19, 1994                 Annual Report on Form 10-K, File No.
                           (Sunnyvale, California Lease)               1-15070 (filed 3/31/95)

         10.9              Assignment of Lease, dated                  Exhibit 10.24 to the Company's
                           March 22, 1995 from the                     Annual Report on Form 10-K, File No.
                           Company to Scios Nova, Inc.                 1-15070 (filed 3/31/95)
                           (Sunnyvale, California Lease)

         10.11             Unit Purchase Agreement dated               Exhibit 10.25 to the Company's
                           March 12, 1997                              Annual Report on Form 10-K, File No.
                                                                       1-15070 (filed 3/31/97)

         10.12             Registration Rights Agreement,              Exhibit 10.26 to the Company's
                           dated March 12, 1997                        Annual Report of Form 10-K, File No.
                                                                       1-15070 (filed 3/31/97)

         99.1              Certification dated November 12,            Certification Pursuant to 18 U.S.C.
                           2002                                        Section 1350, As Adopted Pursuant to
                                                                       Section 906 of The Sarbanes-Oxley
                                                                       Act of 2002 (filed herewith)



------------------------
         * Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

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

                                             RegeneRx Biopharmaceuticals, Inc.
                                             ---------------------------------
                                                         (Registrant)





Date: November 12, 2002                             /s/ J.J. Finkelstein
                                                    --------------------
                                                      J.J. Finkelstein
                                           President and Chief Executive Officer
                                             (Principal Executive Officer and
                                               Principal Financial Officer)

                                  CERTIFICATION

I, J.J. Finkelstein, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of RegeneRx Biopharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     A. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     B. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     C. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     A. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     B. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                                     /s/ J.J. Finkelstein
                                                     -----------------------
                                                     J.J. Finkelstein
                                                     Chief Executive Officer and
                                                     Principal Financial Officer