Form 10KSB
period 2002-12-31
REGENERX BIOPHARMACEUTICALS INC
filed 2003-03-31
CIK 707511

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to __________________

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

                     Issuer's telephone number: 301-961-1992
           Securities registered under Section 12(b) of the Act: None
              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the OTC Bulletin Board on March 14, 2003, was approximately $6,981,316. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

The number of shares of issuer's Common Stock outstanding as of March 14, 2003 was 26,965,479.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)   YES [ ]   NO [X]

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         RegeneRx Biopharmaceuticals, Inc. (the "Company") was formed in 1982 and is a pharmaceutical research and development company focusing on the development of products to treat a variety of human diseases. The Company's primary business focus for most of its history was the commercialization of Thymosin alpha 1 ("T(alpha)1"), a 28 amino acid peptide now approved for the treatment of hepatitis b and c and as an immune adjuvant outside the United States. In 1998, the Company sold all rights and interests it had in T(alpha)1 to SciClone Pharmaceuticals, Inc. During 1999 and 2000 the Company changed its executive management, reassessed its business plan and focus, and changed its name from Alpha I Biomedicals, Inc. after the Company temporarily suspended operations in 1998. The Company's current primary business focus is the commercialization of Thymosin beta 4, a 43 amino acid peptide ("T(beta)4"). The Company is concentrating its efforts on the use of T(beta)4 for the treatment of injured tissue and non-healing wounds to enable more rapid repair and/or tissue regeneration.

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

PRIMARY COMMERCIAL DEVELOPMENT FOCUS - THYMOSIN BETA 4

         General. Originally isolated from the thymus, T(beta)4 is a chemically synthesized copy of a natural human peptide that circulates in the blood and plays a vital role in the regeneration, remodeling and healing of tissues. Although it is recognized that wound healing is a complex process, most companies working to develop new drugs in this area have focused primarily on adding different growth factors to stimulate healing and have, to date, failed to demonstrate dramatic improvements in the healing process. T(beta)4 represents a new type of compound being developed to speed the healing of injured tissues, accelerate the growth of blood vessels and reduce inflammation. It represents a technology platform from which the Company intends to investigate potential clinical uses beyond chronic dermal wounds. Unlike compounds such as Platelet-Derived Growth Factor ("PDGF"), Keratinocyte Growth Factor ("KGF-2"), Epidermal Growth Factor ("EGF"), or basic Fibroblast Growth Factor ("bFGF"), T(beta)4 is not a growth factor and, unlike Interleukin-1 ("IL-1") or Tumor Necrosis Factor ("TNF-a"), T(beta)4 is not a cytokine. (Cytokines are proteins and peptides, which act as immune regulators and modulate the functional activities of individual cells and tissues.) Rather, it regulates the actin molecule in most mammalian cells and as such plays a vital role in the healing of injured or damaged tissues. Actin comprises up to 10% of the protein of non-muscle cells and plays a central role in cell structure (formation of the cytoskeleton) and in the movement of cells throughout the body. Research studies from the National Institutes of Health ("NIH") published in 1995, 1997, and 1999 established that T(beta)4 stimulates the migration of human keratinocytes (skin cells) and the migration of human endothelial cells. Endothelial cells are the major cell types responsible for the formation of blood vessels and other tissues. These studies were the first to document the important role of T(beta)4 in wound healing.

         Product Development. The Company first began evaluating T(beta)4 in diseases associated with actin toxicity, such as cystic fibrosis. In March 1997, the Company provided funding under a research contract with Vanderbilt University to determine the effect of T(beta)4 in a sheep model of Adult Respiratory Distress Syndrome ("ARDS"), a syndrome associated with septic shock. In animal models of septic shock, T(beta)4 has been shown to reduce endotoxin-induced death, presumably by modulating pathologic mediators of inflammation and cell death, including the depolymerization of actin. The Company is considering additional studies for this use of T(beta)4 and holds two patents related to this application. See "--Proprietary Rights" below.

         The Company's main product development focus is the use of T(beta)4 for the treatment of non-healing wounds and similar medical problems. The Company entered into a Material Transfer - Cooperative Research and Development Agreement with the NIH during the second quarter of 1997. Under this agreement, the Company received an option to elect an exclusive or non-exclusive commercialization license from the NIH for any patent rights that might result from the NIH research study that relate to the use of T(beta)4 as a tissue growth and repair factor. A provisional patent application was filed by NIH in July 1998, with a Patent Cooperation Treaty (PCT) application filed in July 1999, pertaining to the work performed on T(beta)4. On February 6, 2001, the Company executed an agreement with the NIH giving the Company an exclusive worldwide license from the NIH for all claims to T(beta)4 within the patent application. In exchange for the exclusive license, the Company must make certain royalty and milestone payments to the NIH. No assurance can be given as to whether or when a patent will be issued, or as to any conditions that might be attached to the patent.

         To date, the NIH has performed pre-clinical animal studies using T(beta)4, supplied by the Company, which have indicated that T(beta)4 is effective in healing injured dermal and ocular tissue and improving wound healing and chemical burns in normal, elderly, diabetic, and steroid-suppressed rodents and other mammals. In December of 2002, the Company initiated research under an Investigational New Drug Application ("IND"), from the U.S. Food and Drug Administration (the "FDA") allowing it to begin Phase I human clinical trials. For additional information regarding the regulatory approval process for the Company's products, see "-- Government Regulation."

         Other areas the Company may explore with T(beta)4 are the healing of eye injuries, including chemical burns and inflammatory processes, post surgical healing, and wound healing in patients undergoing steroidal therapy, among other indications. The Company also is reconsidering the possible applications of T(beta)4 for the treatment of septic shock and cystic fibrosis, as well as other internal wound healing applications.

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

MANUFACTURING

         The Company, through an outside contract manufacturer, has completed manufacturing and testing of T(beta)4 for the Phase I clinical trial. Additional manufacturers have been identified for manufacturing of the bulk T(beta)4 as well as for the final T(beta)4 products. No future agreements with these manufacturers have been entered into, however, and no assurance can be given that such agreements will be negotiated on terms favorable to the Company, or at all. Contractors will be selected on the basis of their supply capability, ability to produce a drug substance in accordance with current Good Manufacturing Practice requirements of the FDA and to meet Company-established specifications. Although the Company has enough bulk T(beta)4 for its currently scheduled clinical trials, there can be no assurance that the Company will have sufficient funds to cover the costs of manufacturing additional materials for further development.

COMPETITION

         The Company is engaged in a business that is highly competitive. Research and development activities for the development of drugs to treat patients with cystic fibrosis, septic shock and non-healing wounds are being sponsored or conducted by private and public institutions and by major pharmaceutical companies located in the United States and a number of foreign countries. Most of these companies and institutions have financial and human resources that are substantially greater than those of the Company, and that have extensive experience in conducting research and development activities and clinical testing and in obtaining the regulatory approvals necessary to market pharmaceutical products. With respect to wound-healing, Johnson & Johnson has marketed Regranex(TM) for this purpose with some success. Another company, Human Genome Sciences, Inc., has been developing a wound healing drug and is in clinical trials. Other companies have developed synthetic skins and other products to serve the wound healing markets.

GOVERNMENT REGULATION

         In the United States, the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, recordkeeping, approval, advertising, and promotion of the Company's products on a product-by-product basis. Regulation by governmental authorities in the United States and foreign countries will be a significant factor in the manufacturing and marketing of the Company's products and in its ongoing research and product development activities. Any product developed by the Company will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. The process of obtaining these approvals and the subsequent compliance with appropriate federal and state statutes and regulations require the expenditure of substantial resources. Any failure by the Company to obtain regulatory approvals, or any delay in obtaining such approvals, could adversely affect the marketing of products being developed by the Company, its ability to receive product or royalty revenues and its liquidity and capital resources.

         Pre-clinical testing in the laboratory must ordinarily be conducted to evaluate the potential efficacy and the safety of an investigational drug. The results of these studies are submitted to the FDA as part of an IND, which must be reviewed and allowed to go into effect by the agency before clinical testing can begin. Typically, clinical evaluation involves a three stage process. In Phase I, trials are conducted with a small number of subjects to determine the safety profile, the pattern of drug distribution and metabolism. In Phase II, trials are conducted with small groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multi-center, comparative trials are generally conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and other regulatory authorities.

         The results of the pre-clinical and clinical testing with detailed information on manufacturing are submitted to the FDA in the form of a New Drug Application ("NDA") or Biologics License Application ("BLA") for approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. Therefore, even if the Company completes Phase III clinical trials for certain of its products, and submits an NDA or BLA to the agency, there can be no assurance that the FDA will grant marketing approvals, or if granted, that they will be granted on a timely basis. If the FDA does approve a product, it may require, among other things, post-marketing testing, including potentially expensive Phase IV studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may be difficult and expensive to administer. Product approvals may be withdrawn if compliance with regulatory requirements are not maintained or if problems occur after the product reaches the market.

         Among the conditions for an NDA or a BLA approval is the requirement that the applicable manufacturing, clinical, pharmacovigilance, quality control and manufacturing procedures conform on an ongoing basis with current Good Clinical Practices, or GCP, current Good Manufacturing Practices, or GMP, and computer information system validation standards. Before approval of a BLA, the FDA will perform a prelicensing inspection of clinical sites, manufacturing facilities and the related quality control records to determine its compliance with these requirements. To assure compliance, applicants must continue to expend time, money and effort in the area of training, production and quality control. After the applicant is licensed for the manufacture of any product, manufacturers are subject to periodic inspections by the FDA. If a company fails to comply with FDA regulatory requirements, FDA may pursue a wide range of remedial actions.

         In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress related to the regulation of drug products, and we cannot predict the outcome or effect of such legislation on our business.

         In December 2002, the Company requested T(beta)4 be designated an "Orphan Drug" under the Orphan Drug Act. Under the Act, the FDA may designate a product or products as having Orphan Drug status to treat "a rare disease or condition" which is a disease or condition that affects populations of less than 200,000 individuals in the United States, or, if victims of a disease number more than 200,000, the sponsor establishes that it does not realistically anticipate its product sales will be sufficient to recover its costs. If a product is designated as an Orphan Drug, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. One such incentive is marketing exclusivity. The sponsor that obtains the first marketing for a designated Orphan Drug for a given indication is eligible to receive marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug and for different indications. The sponsor of the first approved NDA (or BLA) for a given drug for its use in treating a given rare disease may receive marketing exclusivity for that specific use. Even if a sponsor of a product for an indication for use with an Orphan Drug designation is the first to obtain FDA approval of an NDA (or
BLA) for that designation and obtains marketing exclusivity, another sponsor's application for the same drug product may be approved by the FDA during the period of exclusivity if the FDA concludes that it is clinically superior.

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

         As discussed above under "--Primary Commercial Development Focus - Thymosin Beta 4 - Product Development," the Company has obtained exclusive rights under a patent application filed by the NIH for the use of T(beta)4 in the treatment of non-healing wounds. Over the past year the Company has filed eight additional patent applications covering various aspects of T(beta)4. There can be no assurance that these, or any other future patent applications under which the Company has rights, will result in the issuance of a patent or that any patent issued will not be subject to challenge. In the case of a claim of patent infringement by or against the Company, there can be no assurance that the Company will be able to afford the expense of any litigation that may be necessary to enforce its proprietary rights.

EMPLOYEES

         The Company utilizes a business strategy that involves contracting out research, development, manufacturing, and other functions to third parties partially in order to minimize the expense and overhead associated with the maintenance of a large infrastructure. Consistent with this strategy, the Company currently utilizes several consultants, along with various other professional advisors, to advise its Chief Executive Officer and Board of Directors on all company matters. The Company currently has three employees in addition to retaining several outside consultants and contractors.

CLINICAL TRIALS

         Under its current business model, the Company uses a Clinical Research Organization (CRO) to conduct all facets related to clinical trials. This includes any preclinical pharmacokinetics, toxicology, and formulation work required for human clinical trials. The CRO is also responsible for the conduct of clinical trials on behalf of the Company. This will enable the Company to efficiently perform high quality clinical trials without the need to build infrastructure to support such trials and without giving up any rights to its products. The Company received an IND in December 2002 and has begun preliminary phases of Phase I human clinical trials. Phase I will enroll 20 subjects and will last six to eight months. The cost for Phase I is estimated at between $300,000 and $400,000. The Company plans to raise more capital for additional trial phases. Phase II trials are scheduled to begin after Phase I trials are completed, which is estimated to be at the end of 2003.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in Bethesda, Maryland where it leases office space in an executive office suite. The Company entered into the lease agreement for this property in April 2002. The lease agreement provides for a twelve month term, which automatically renews upon expiration for an additional twelve months unless either the Company or the lessor provides notice of termination as described in the agreement. For additional information, see Note 10 of the Notes to Financial Statements contained in Item 7 of this Report.

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

         The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by myhdvest.com. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

For the year ended                         High          Low
December 31, 2002:
First Quarter                              $.68         $.15
Second Quarter                             $.72         $.35
Third Quarter                              $.53         $.22
Fourth Quarter                             $.60         $.28

December 31, 2001:
First Quarter                              $.20         $.06
Second Quarter                             $.73         $.03
Third Quarter                              $.62         $.16
Fourth Quarter                             $.32         $.18

         As of December 31, 2002, there were approximately 1,100 holders of record of the Company's common stock.

         The Company has never paid a cash dividend on its common stock and does not anticipate that any cash dividends will be paid on the common stock in the foreseeable future due to the Company's limited funds for operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

         Since its inception in 1982, the Company's activities had consisted of conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of products for research, testing and clinical trials. In 2000, the Company adopted a modified business plan calling on the outsourcing of most of the activities necessary to its mission of developing its T(beta)4 technology for the treatment of chronic wounds. This business model allows for the rapid and effective deployment of necessary resources without the burden of expensive and unwieldy infrastructure. It also allows the company to expand or contract its efforts depending on capital resources or other circumstances. The Company has not generated revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. During 2002 and 2001, the Company earned no revenues. The Company's accumulated deficit of $37,519,315 through December 31, 2002 has been funded primarily by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by the Company, limited product sales and royalties, and the sale of royalty rights. The Company will require substantial funding in order to complete research and development activities, manufacturing for clinical trials, and the eventual marketing of any products that the Company intends to develop. The Company's independent auditor's report has raised substantial doubt about the Company's ability to continue as a going concern without raising additional capital. See the "Independent Auditors' Report" and
Note 2 of the Notes to Financial Statements contained in Item 7 of the Report.

         On March 7, 2002, the Company completed the sale of 7,306,383 shares of the common stock of the Company pursuant to a private placement at a price of $.235 per share. The Company received approximately $1.7 million in proceeds from this private placement of its common stock. The lead investor in the transaction was Defiante Farmaceutica Unipessoal, L.d.a., a Portuguese company which is a wholly owned subsidiary of Sigma-Tau, S.p.A., a pharmaceutical company headquartered in Rome, Italy. Defiante Farmaceutica Unipessoal, L.d.a. purchased 4,255,319 shares of Company common stock in the private placement. The cash balance at December 31, 2002 was $474,338. Working capital at December 31, 2002 was $256,121.

         Although the Company has no products that have received regulatory approval to date, the Company received an IND in December 2002 for T(beta)4 and has begun preliminary phases of Phase I human clinical trials. Phase I is estimated to last six to eight months and will cost an estimated $300,000 to $400,000. The Company believes that its cash balances will be sufficient to sustain current operations through June 30, 2003. The Company plans to raise more capital for additional clinical trial phases. If substantial additional funding is not obtained by that point, the Company may be forced to suspend or discontinue certain operations. Phase II trials are scheduled to begin after Phase I trials are completed, which is estimated to be in the last quarter of 2003. Phase II trials are scheduled to be completed at the end of 2004. During the clinical trial process, the Company intends to enter into a strategic relationship with at least one partner to develop its technology on a parallel track in markets outside the U.S. or for clinical indications the Company is not presently pursuing. The Company intends to independently develop T(beta)4 in the U.S. for chronic dermal wounds at least through completion of Phase II clinical trials. There is no assurance that the Company will be able to raise additional capital necessary to execute its current plan of operation.

         As the Company utilizes a virtual company strategy, described above, it does not currently expect to purchase or sell any properties or significant equipment and does not expect to have significant changes in the number of its employees.

ITEM 7.  FINANCIAL STATEMENTS

         The following audited financial statements and related documents are presented herein on the following pages:

                                                                           PAGE


INDEPENDENT AUDITORS' REPORT                                                9


FINANCIAL STATEMENTS


         BALANCE SHEETS                                                    10


         STATEMENTS OF OPERATIONS                                          11


         STATEMENTS OF STOCKHOLDERS' EQUITY                                12


         STATEMENTS OF CASH FLOWS                                          13


         NOTES TO FINANCIAL STATEMENTS                                     14

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
RegeneRx Biopharmaceuticals, Inc.


         We have audited the accompanying balance sheets of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2002 and 2001, the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming RegeneRx Biopharmaceuticals, Inc. will continue as a going concern. As more fully described in Note 2, RegeneRx Biopharmaceuticals, Inc. has no products that have received regulatory approval and has suffered recurring losses which significantly reduces their funds available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                  /s/ Reznick Fedder & Silverman
                                                  ------------------------------


Bethesda, Maryland
February 28, 2003

                        RegeneRx Biopharmaceuticals, Inc.

                                 BALANCE SHEETS

                           December 31, 2002 and 2001

                                                                            2002                2001
                                                                       -----------         -----------
ASSETS

Current assets
  Cash and cash equivalents                                            $   474,338          $   100,490
  Other current assets                                                      18,929               12,631
                                                                       -----------          -----------

      Total current assets                                                 493,267              113,121

Fixed assets, net                                                            3,836                1,731
Proprietary rights, net of amortization of $1,187                           25,013                    -
Due from related party, net of allowance                                    24,817                9,198
                                                                       -----------          -----------

      Total assets                                                     $   546,933         $    124,050
                                                                       ===========         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                     $   138,984         $    51,289
  Accrued expenses                                                          78,116              32,717
  Letter agreements with vendors                                            20,046              20,046
                                                                       -----------         -----------
      Total current liabilities                                            237,146             104,052
                                                                       -----------         -----------
Commitments and Contingencies                                                    -                   -

Stockholders' equity
  Preferred stock, $.001 par value per share,
  1,000,000 authorized; no shares issued                                         -                   -
  Common stock, par value $.001 per share,
  100,000,000 shares authorized; 26,965,479
  and 19,477,429 issued and outstanding                                     26,966              19,477
  Additional paid-in capital                                            38,102,136          36,415,289
  Accumulated deficit                                                  (37,519,315)        (36,114,768)
  Stock subscriptions                                                     (300,000)           (300,000)
                                                                       -----------         -----------
      Total stockholders' equity                                           309,787              19,998
                                                                       -----------         -----------
      Total liabilities and stockholders' equity                       $   546,933         $   124,050
                                                                       ===========         ===========


    The accompanying notes are an integral part of these financial statements

                        RegeneRx Biopharmaceuticals, Inc.

                            STATEMENTS OF OPERATIONS

                     Years ended December 31, 2002 and 2001



                                                                           2002                2001
                                                                       -----------         -----------
Revenue                                                                $         -         $         -

Expenses
  Research and development                                                 885,631             139,115
  General and administrative                                               559,641             356,582
                                                                       -----------         -----------
Total expenses                                                           1,445,272             495,697
                                                                       -----------         -----------
Operating loss                                                          (1,445,272)           (495,697)

Other income (expense)
  Realized gain on sale of investments                                           -             174,780
  Other income                                                              10,648              22,000
  Interest income                                                           30,077              30,034
                                                                       -----------         -----------
Total other income                                                          40,725             226,814

Loss before extraordinary item                                          (1,404,547)           (268,883)

Extraordinary item
  Debt forgiveness                                                               -             118,274
                                                                       -----------         -----------
Net loss                                                               $(1,404,547)        $  (150,609)
                                                                       ===========         ===========

Basic and diluted  loss per common share
  before extraordinary item                                            $     (0.05)        $     (0.01)
                                                                       -----------         -----------
Extraordinary items
  Basic                                                                $         -         $         -
                                                                       -----------         -----------
  Diluted                                                              $         -         $         -
                                                                       -----------         -----------
Basic net loss per common share                                        $     (0.05)        $     (0.01)
                                                                       ===========         ===========
Diluted net loss per common share                                      $     (0.05)        $     (0.01)
                                                                       ===========         ===========
Weighted average number of common shares outstanding                    25,560,301          19,477,429
                                                                       ===========         ===========

    The accompanying notes are an integral part of these financial statements



                                                  RegeneRx Biopharmaceuticals, Inc.

                                                 STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Years ended December 31, 2002 and 2001



                                              Common stock
                                -----------------------------------------    Additional           Accumulated
                                       Shares              Amount          paid-in capital          deficit
                                ----------------------------------------------------------------------------------
Balance, December 31, 2000          19,477,429       $    19,477          $   36,415,289       $  (35,964,159)

Unrealized loss on investments               -                 -                      -                     -

Net loss                                     -                 -                      -              (150,609)
                                   -----------       -----------          -------------        --------------

Balance, December 31, 2001          19,477,429            19,477             36,415,289           (36,114,768)

Issuance of common stock             7,346,383             7,347              1,665,621                     -

Exercise of warrants                   141,667               142                 18,275                     -

Stock option compensation                    -                 -                  2,951                     -

Net loss                                     -                 -                      -            (1,404,547)
                                   -----------       -----------          -------------        --------------

Balance, December 31, 2002          26,965,479       $    26,966          $  38,102,136        $  (37,519,315)
                                   ===========       ===========          =============        ==============




                                                  RegeneRx Biopharmaceuticals, Inc.

                                                 STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Years ended December 31, 2002 and 2001
                                                             (continued)


                                                          Accumulated other
                                           Stock            comprehensive     Total stockholders'
                                        subscription        income (loss)       equity (defect)
                                   -------------------------------------------------------------------
Balance, December 31, 2000              $   (300,000)     $    83,589          $   254,196

Unrealized loss on investments                     -          (83,589)             (83,589)

Net loss                                           -                -             (150,609)
                                        ------------      -----------          -----------

Balance, December 31, 2001                  (300,000)               -               19,998

Issuance of common stock                           -                -            1,672,968

Exercise of warrants                               -                -               18,417

Stock option compensation                          -                -                2,951

Net loss                                           -                -           (1,404,547)
                                        ------------      -----------          -----------

Balance, December 31, 2002              $   (300,000)     $         -          $   309,787
                                        ============      ===========          ===========


    The accompanying notes are an integral part of these financial statements

                        RegeneRx Biopharmaceuticals, Inc.

                            STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2002 and 2001

                                                                                   2002                     2001
                                                                               -----------              -----------
Cash flows from operating activities:
  Net loss                                                                     $ (1,404,547)            $ (150,609)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                                    3,289                   1,232
    Compensation expense - stock options                                             2,951                       -
    Realized gain on sale of investments                                                 -                (174,780)
    Write-off of accounts payable                                                  (43,329)                      -
    Debt forgiveness                                                                     -                (118,274)
      Changes in operating assets and liabilities:
      Increase in other current assets                                              (6,298)                 (4,631)
      Increase in due from related party                                           (15,619)                 (4,811)
      Increase (decrease) in accounts payable                                      123,601                 (26,596)
      Increase in accrued expenses                                                  52,823                   3,461
                                                                               -----------              -----------

        Net cash used in operating activities                                   (1,287,129)                (475,008)
                                                                               -----------              -----------

Cash flows from investing activities:
  Purchase of fixed assets                                                          (4,208)                  (1,806)
  Purchase of license agreement                                                     (5,000)                       -
  Cash received on sale of investments                                                   -                  241,883
                                                                               -----------              -----------

        Net cash (used in) provided by investing activities                         (9,208)                 240,077
                                                                               -----------              -----------
Cash flows from financing activities:
  Proceeds from exercise of warrants                                                18,417                        -
  Proceeds from issuance of common stock                                         1,717,000                        -
  Stock offering costs                                                             (65,232)                       -
                                                                               -----------              -----------

        Net cash provided by financing activities                                1,670,185                        -
                                                                               -----------              -----------

        Net increase (decrease) in cash and cash equivalents                       373,848                 (234,931)

Cash and cash equivalents at beginning of period                                   100,490                  335,421
                                                                               -----------              -----------

Cash and cash equivalents at end of period                                     $   474,338              $   100,490
                                                                               ===========              ===========

Supplemental disclosure of significant noncash investing and financing activities:
  Unrealized loss on investments recorded as accumulated other
    comprehensive income                                                       $         -              $   (83,589)
                                                                               ===========              ===========

  Issuance of common stock for license agreement                               $    21,200              $         -
                                                                               ===========              ===========


    The accompanying notes are an integral part of these financial statements

                        RegeneRx Biopharmaceuticals, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

1. ORGANIZATION AND BUSINESS

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

                        RegeneRx Biopharmaceuticals, Inc.

                           December 31, 2002 and 2001


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

2. MANAGEMENT'S PLANS

    These financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. The Company has no products that have received regulatory approval and has suffered recurring losses which significantly reduces their funds available for operations. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profitable operations, receive the continued financial support of the shareholders or obtain additional financing. Uncertainties surrounding the sufficiency and timing of future cash flows and the lack of firm commitments for additional capital raise substantial doubt about the ability to continue as a going concern.

    The financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate. If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary relating to the recoverability and classification of recorded asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    Comprehensive Income (Loss)
    ---------------------------

    The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income
    (loss) and its components. Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions other events and circumstances from non-owner sources. For the Company, comprehensive income (loss) represents net loss adjusted for changes in unrealized gains or losses on the Company's available-for-sale securities. Changes in accumulated other comprehensive income (loss) are recorded directly to stockholders' equity (deficit) and do not affect the net loss or cash flow of the Company. During the year ended December 31, 2001, the securities were sold for a realized gain of $174,780.

    Net comprehensive income (loss) for the years ended December 31, 2002 and 2001 consists of the following components, net of taxes:


                                                                                2002              2001
                                                                          ---------------- ----------------
       Net loss                                                           $   (1,404,547)  $     (150,609)

       Net unrealized loss arising during the period on
       available-for-sale securities                                                   -          (83,589)
                                                                          ---------------- ----------------

       Total comprehensive loss                                           $   (1,404,547)  $     (234,198)
                                                                          ================ ================

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

    Letter of Agreements with Vendors
    ---------------------------------

    During 1996, the Company entered into four separate letter agreements with vendors which allowed the Company to defer payments of current obligations. The four letter agreements were due on demand, but stipulated that a percentage of future royalties received from SciClone would be used to pay down their obligation. In January and February 1998, the Company entered into amended agreements with the four companies, subject to the completion of the royalty sale transaction with SciClone (see note 4), which would accelerate payments due. In consideration for the acceleration of payments, the vendors agreed to reduce the Company's aggregate obligation, including accrued interest, from $1,559,756 to $902,000, which the Company agreed to pay from the proceeds of the sale of the shares of SciClone Common Stock received under the Acquisition Agreement (see note 1). Due to the decrease in value of the SciClone Common Stock and discontinuance of operations during 1998 and 1999, the Company was unable to maintain the payment schedule outlined in the agreements discussed above. During 2000, the Company renegotiated its letter agreements with two of the vendors whereby liabilities of $586,482 were settled in full for payments totaling $148,164. In connection with one settlement agreement, one creditor was paid $50,000 for a future commitment to purchase $100,000 of Thymasin beta 4. In addition, the Company entered into settlement agreements with two new vendors with outstanding balances of $172,694 for payments totaling $20,000. There were three other accounts payable items in the amount of $27,936 that were written off in 2000. During the year ended December 31, 2001, a letter agreement for $86,866 and two other accounts payable items in the amount of $31,408 were forgiven. During the year ended December 31, 2002, accounts payable items in the amount of $35,905 were written-off. As of December 31, 2002 and 2001, respectively, $20,046, remains payable to these vendors.

    Fair Value of Financial Instruments
    -----------------------------------

    The estimated fair values of the Company's cash and cash equivalents, due from related party, accounts payable, letter agreements with vendors and accrued expenses approximate their carrying values, due to their short-term nature.

    Loss Per Share
    --------------

                                                                              2002           2001
                                                                          ------------- -------------
    Net loss available for common shareholders (A)                        $ (1,404,547) $   (150,609)
                                                                          ============= =============

    Average outstanding:
             Common stock (B)                                               25,560,301    19,477,429
             Stock options and warrants                                              -             -
                                                                          ------------- -------------

    Common stock and stock equivalents (C)                                  25,560,301    19,477,429
                                                                          ============= =============

    Loss per share:
             Basic (A/B)                                                  $       (.05) $       (.01)
             Diluted (A/C)                                                $       (.05) $       (.01)

    --------------

    Unexercised employee stock options and warrants, which were previously granted, to purchase 2,394,999 and 1,556,666 shares of the Company's common stock as of December 31, 2002 and 2001, respectively, were not included in the computations of diluted earnings per share. The Company incurred a net loss for the years ended December 31, 2002 and 2001, therefore, all potential common shares are antidilutive and not included in the calculation of diluted net loss per share.

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

    Throughout 2001, the Company sold shares of SciClone Common Stock to fund operations and pay outstanding liabilities. Under the Acquisition Agreement, sales were restricted to a maximum of 50,000 shares monthly. During 2001, the remaining 37,673 shares were sold, resulting in cash proceeds of $241,883 and a realized gain on the sales of $174,780. As of December 31, 2001, no shares of SciClone Common Stock were held by the Company.

5.  LICENSES

    On April 23, 2002, the Company issued 40,000 shares of common stock pursuant to a license agreement with a scientist through which the Company obtained an exclusive world-wide license to a certain patent related to Thymosin beta
    4. In addition, the Company paid a license fee of $5,000 and will be required to pay royalties on future revenues related to the licensed patent. As of December 31, 2002, no such royalties have been incurred or paid by the Company.

    The Company has a worldwide license to certain uses of Thymosin beta 4 under a research agreement with George Washington University ("GWU") under which the Company is obligated to pay GWU a royalty of 4% on commercial sales. No such royalties have been incurred or paid as of December 31, 2002.

6. RELATED PARTIES

    In 1994, the Company entered into a note receivable agreement with the former President of the Company, covering a loan of $149,000 due December 30, 1994, which accrued interest at the prime rate calculated monthly. The loan was repaid on January 1, 1995, in part with the proceeds of an unsecured second loan to the former President from the Company in the amount of $115,617. The second loan has an interest rate of 11.5% and was to be repaid in 36 equal monthly installments. In February 1996, the terms of the loan were amended to provide for the suspension of installment payments for 12 months, but with interest continuing to accrue. In March 1997 and December 1997, the terms of the loan were further amended to suspend installment payments an additional nine and twelve months, respectively, with interest continuing to accrue through December 31, 1997. During 2000, a payment plan between the former President and the Company was instituted whereby $2,000 of the monthly consulting fee of $5,000 (see below) is withheld as repayment of the note. Payments on the note receivable were recognized as income by the Company when received and a total of $10,000 and $22,000 in payments were received in 2002 and 2001, respectively. In March 2002, the Board of Directors agreed to forgive the remaining balance on the loan, which had been fully reserved as of December 31, 2001. As of December 31, 2002 and 2001, the outstanding balance on the loan was $0 and $37,674, respectively.

    An officer of the Company served as a consultant for which he was paid a monthly consulting fee of $5,000. In addition to his position with the Company, the officer is also Chairman of the Department of Biochemistry and Molecular Biology at GWU. The Company has not funded any research personally conducted by the officer, and anticipates that any future funding, if any, will also be limited to research projects performed by principal investigators at GWU other than the officer. No funding was provided during 2002 or 2001.

7. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

    Fixed assets consist of the following:


                                                                                     December 31,
                                                                          ---------------------------------
                                                                                2002             2001
                                                                          ---------------- ----------------
        Furniture and equipment                                           $         9,136  $         4,928
        Less accumulated depreciation                                               5,300            3,197
                                                                          ---------------- ----------------

                                                                          $         3,836  $         1,731
                                                                          ================ ================

    Accrued expenses consist of the following:

                                                                                     December 31,
                                                                          ---------------------------------
                                                                                2002             2001
                                                                          ---------------- ----------------
        Directors' bonus                                                  $        43,060  $             -
        Directors' fees                                                             9,082            7,293
        Professional fees                                                          24,000           18,000
        Other                                                                       1,974            7,424
                                                                          ---------------- ----------------

                                                                          $        78,116  $        32,717
                                                                          ================ ================

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

    In June 1997, the Company entered into an agreement with an unrelated third party to provide financial advisory services. The agreement stipulated compensation for services to be performed at $10,000 and warrants to purchase 360,000 shares of the Company's Common Stock. The warrants became exercisable one year after the date of grant at a price equal to the 20-day average price per share for the period immediately prior to the grant date. The warrants expire five years subsequent to the grant date. During the year ended December 31, 2002, $7,424 of accrued expenses for services performed were written off.

    Notes Payable and Warrants
    --------------------------

    During October 1997, the Company received a $60,000 unsecured loan bearing interest of 8% per annum. The note was paid in full during 1999, including accrued interest. Additionally, during July 1997, the Company received a $50,000 unsecured loan from an individual to provide additional operating capital. The terms of the loan agreement provided for repayment within six months with interest at the rate of 8% per annum. Additionally, the noteholder received a warrant to purchase 100,000 shares of the Company's Common Stock at $.13 per share. The warrant has a term of five years. In January 1998, the terms of the note were amended to provide for monthly repayment of the loan in equal amounts from January through June 1998. In consideration of the amended terms, the noteholder received an additional warrant to purchase 41,667 shares of the Company's Common Stock at $.13 per share with a term of five years. The note principal and accrued interest was repaid in full during 1998. During the year ended December 31, 2002, the warrants were exercised.

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

    Sale of Common Stock
    --------------------

    On March 7, 2002, the Company completed a private placement of its common stock. Under the terms of the private placement, the company sold 7,346,383 restricted shares of Common Stock at a price of $.235 per share. The total funds raised, net of offering costs, in the private placement amounted to $1,651,767.

    Stock Based Compensation
    ------------------------

    The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price on the Company's Common Stock at the date of the grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. Generally, the Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's Common Stock on the grant date. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Had compensation cost been determined in accordance with SFAS No. 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

    ------------------------

                                                                                     Years ended
                                                                          ---------------------------------
                                                                                2002             2001
                                                                          ---------------- ----------------
       Net loss:
       As reported                                                          $  (1,404,547)   $   (150,609)
       Pro forma                                                               (1,502,581)       (158,033)

       Net loss per common share:
       As reported                                                                  (0.05)          (0.01)
       Pro forma                                                                    (0.05)          (0.01)

    During 2002, the Company granted 900,000 options to two executives of the Company as part of their employment agreement and 90,000 options to members of the Medical & Scientific Advisory Board. The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option - pricing model with the following weighted-average assumptions: dividend yield of 0.0% and expected volatility of 191.37%. In addition, in estimating the fair value of the options granted the following weighted-average assumptions were used: risk free interest rate of 3.98% and an expected life of 10 years.

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

    During 2002, the Board of Directors of the Company approved the amended and restated 2000 Stock Option and Incentive Plan increasing the number of options that can be granted annually to an individual from 100,000 to 750,000 and increasing number of authorized shares reserved for issuance under the plan increased from 1,000,000 to 2,500,000.

    Directors Stock Option Plan
    ---------------------------

    The Directors Stock Option Plan was adopted by the Board of Directors and approved by the stockholders in 1987. Under the Plan, options to purchase 10,000 shares of Common Stock are granted automatically to each person who becomes a director after April 10, 1987, and who, at the time such person becomes a director, is not an employee of the Company. Options granted under the Plan have an exercise price per share equal to the fair market value of the Common Stock on the date of the grant. In 1992, the Plan was amended, with the approval of stockholders at the 1992 Annual Meeting (i) to add an automatic annual grant to each non-employee director of an option to purchase 5,000 shares of Common Stock if the individual is re-elected as a Director at the Annual Meeting, and (ii) to increase to 200,000 the number of shares of Common Stock issuable under the Plan. Options granted under the Plan have a ten-year term and become exercisable in 20% increments beginning on the date of the grant and on each anniversary date thereafter. The Plan expired in 1997. As of December 31, 2002, 20,000 options were outstanding under the Plan.

    Options, Warrants and Rights Outstanding And Exercisable
    --------------------------------------------------------

    The following table summarizes the Company's stock options, warrants and rights activity for 2002 and 2001:


                                                                                                      Weighted
                                                            Number              Exercise              average
                                                           of shares           price range         exercise price
                                                     -------------------- -------------------- ---------------------


       Outstanding, December 31, 2000                         1,356,666      $0.04 to $10.50   $           0.23
       Granted                                                  200,000           0.28                     0.28
       Exercised                                                      -             -                       -
       Terminated                                                     -             -                       -
                                                     -------------------- -------------------- ---------------------

       Outstanding, December 31, 2001                         1,556,666      $0.04 to $10.50               0.24
       Granted                                                  990,000       0.25 to 0.45                 0.28
       Exercised                                               (141,667)          0.13                     0.13
       Terminated                                               (10,000)           9.5                      9.5
                                                     -------------------- -------------------- ---------------------

       Outstanding, December 31, 2002                         2,394,999      $0.04 to $10.50   $           0.22
                                                     ==================== ==================== =====================


    --------------------------------------------------------

    The following table summarizes information about the options, warrants and rights outstanding at December 31, 2002:


                                                                                      Options, warrants and rights
                                Options,  warrants  and rights outstanding                   exercisable
                           -----------------------------------------------------    --------------------------------
          Range of             Number           Weighted-
                                                 average                                                 Weighted
                                                remaining          Weighted                               average
                                               contractual          average            Number            exercise
      exercise prices       outstanding        life (Years)      exercise price      outstanding          price
      -----------------    ---------------    ---------------    ---------------    ---------------    -------------
           10.50                 10,000            .39                 10.50              10,000              10.50
        0.10 to 0.53          2,024,999            6.98                 0.21           1,211,970               0.16
            0.04                360,000            .48                  0.04             360,000               0.04
                           ---------------                                          ---------------

                              2,394,999                                                1,581,970
                           ===============                                          ===============

    In August 1999, the Company granted 7,500,000 options, at an exercise price of $0.04. All 7,500,000 of these options were exercised in 2000 with payment in the form of four subscription notes receivable agreements totaling $300,000 and consulting services valued at $7,500. The notes bear interest at the rate of 6.09% with interest paid quarterly. The Company earned interest income of $18,270 and $19,532 on these notes and as of December 31, 2002 and 2001, respectively, there is a stock subscription receivable of $300,000 and interest receivable of, $0 and $9,129. The notes mature in February 2003 (see note 11).

9. INCOME TAXES

    Income tax expense for the years ended December 31, 2002 and 2001 consists of the following:


                                                                                  2002                  2001
                                                                          -------------------- ---------------------
       Income tax currently payable                                       $               -    $          57,000
       Utilization of capital loss carryforward                                           -              (57,000)
       Utilization of NOL carryforward                                                    -                    -
                                                                          -------------------- ---------------------

       Income tax provision                                               $               -    $               -
                                                                          ==================== =====================

    Deferred tax assets are comprised of the following:


                                                                              December 31,         December 31,
                                                                                  2002                 2001
                                                                          -----------------------------------------
        Net operating loss carryforwards                                  $      13,873,000    $      13,252,000
        Capital loss carryforward                                                   231,000              231,000
        Research and development tax credit                                         614,000              614,000
                                                                          ------------------   --------------------
                                                                                 14,718,000           14,097,000
        Valuation allowance                                                     (14,718,000)         (14,097,000)
                                                                          ------------------   --------------------

        Net deferred tax assets                                           $               -    $               -
                                                                          ==================   ====================

    The Company has provided a full valuation allowance for deferred tax assets since realization of these future benefits cannot be reasonably assured as a result of recurring operating losses. If the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense, subject to certain limitations.

    At December 31, 2002, the Company had net operating loss, capital loss and research and development tax credit carryforwards of approximately $35.5 million, $.6 million and $.6 million, respectively, for income tax purposes which expire in various years through 2022. Certain substantial changes in the Company's ownership would result in an annual limitation on the amount of the net operating loss carryforwards which can be utilized.

10. COMMITMENTS

    Leases
    ------

    In August 1999, the Company entered into an agreement to lease office space in Bethesda, Maryland. The lease was for a period of three months and expired on November 30, 1999. Under the terms of the lease agreement, the lease automatically renews upon expiration for an additional three months, unless either the Company or the lessor provides notice of termination of the lease 60 days prior to expiration. In April 2002, the Company entered into an agreement to lease additional office space. The lease is for a period of twelve months. Under the terms of the lease agreement, the lease automatically renews upon expiration for an additional twelve months, unless either the Company or the leaser provides notice of termination of the lease as described in the agreement. The Company's rent expense for 2002 and 2001 was $32,961 and $21,139, respectively. The future minimum lease payments for the year ending December 31, 2002 are $6,400.

    The Company has an operating lease (the "Master Lease") for a production facility space in Sunnyvale, California, which expired in January 2002. The Sunnyvale lease was assigned to a third party in March 1995 on the same terms for the remaining term of the Master Lease. The assignment is subordinate to the Master Lease and the Company was still liable under the terms of the Master Lease. As of December 31, 2002, the Company has no further commitments under the master lease.

    Employment Continuity Agreements
    --------------------------------

    The Company has entered into employment contracts with certain executives. The agreements are three years in length and provide for minimum salary levels, an option to purchase shares of the Company's stock and include incentive bonuses determined by the Board of Directors of the Company. The aggregate minimum commitment for future salaries, excluding bonuses, as of December 31, 2002 is approximately $570,000.

11. SUBSEQUENT EVENT (UNAUDITED)

    On February 3, 2003, the Board of Directors approved the modification of the subscription notes receivable agreements between the Company and two officers totaling $150,000 for the purchase of Common Stock. Under the modified agreements, the two officers will pay a total of $40,000 and return 357,724 shares of Common Stock to satisfy the remaining outstanding balance of $110,000 on the notes receivable to the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information regarding directors and executive officers of the Company appearing under the caption "Election of Directors" and the section under the caption "Compliance With Section 16(a) of The Exchange Act" in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days from the end of the 2002 fiscal year (the "2003 Proxy Statement"), is hereby incorporated by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         Information appearing under the caption "Executive Compensation" in the 2003 Proxy Statement is hereby incorporated by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Stock Ownership of Significant Stockholders, Directors and Executive Officers" in the 2003 Proxy Statement is hereby incorporated by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information setting forth the relationship and related transactions with certain persons appearing under the captions "Certain Relationships and Related Transactions" in the 2003 Proxy Statement is hereby incorporated by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


Exhibit No.    Description of Exhibit                                             Reference*
3.1            Restated Certificate of Incorporation of Company                   Exhibit 3.1 to Registration Statement
                                                                                  No. 33-9370, Amendment No. 1 (filed
                                                                                  November 26, 1986)
3.2            Amendment to Restated Certificate of Incorporation of Company      Exhibit 3.2 to the Company's
                                                                                  Transitional Report on Form 10-K,
                                                                                  File No. 0-15070 (filed March 18,
                                                                                  1991)
3.3            Amendment to Restated Certificate of Incorporation of Company      Exhibit 3.3 to the Company's Annual
                                                                                  Report on Form 10-KSB, File No.
                                                                                  0-15070 (filed April 2, 2001)
3.4            Bylaws of Company                                                  Exhibit 3.2 to Registration Statement
                                                                                  No. 33-9370 (filed October 8, 1986)
3.5            Amendment No. 1 to Bylaws of Company adopted August 11, 1989       Exhibit 4.7 to Registration Statement
                                                                                  No. 33-34551, Amendment No. 3 (filed
                                                                                  June 21, 1990)
3.6            Amendment No. 2 to Bylaws of Company                               Exhibit 4.8 to Registration Statement
               adopted  June 18, 1990                                             No. 33-34551, Amendment No. 3 (filed
                                                                                  June 21, 1990)
3.7            Amendment No. 3 to Bylaws of Company                               Exhibit 3.6 to the Company's
               adopted November 30, 1990                                          Transitional Report on Form 10-K,
                                                                                  File No. 0-15070 (filed March 18,
                                                                                  1991)
4.1            Form of Stock Certificate                                          Exhibit 4.1 to Registration Statement
                                                                                  No. 33-9370, Amendment No. 1 (filed
                                                                                  November 26, 1986)
4.2            Rights Agreement, dated as of April 29, 1994,                      Exhibit 1 to the Company's Current
               between the Company and American Stock                             Report on Form 8-K, File No. 0-15070
               Transfer & Trust Company, as Rights Agent                          (filed May 2, 1994)
4.3            Warrant Agreement, dated March 12, 1997                            Exhibit 4.3 to the Company's Annual
                                                                                  Report on Form 10-K, File No. 0-15070
                                                                                  (filed March 31, 1997)
10.1           Patent License Agreement - Exclusive, between the U.S. Public      Exhibit 10.1 to the Company's Annual
               Health Service and the Company                                     Report on Form 10-KSB, File No.
                                                                                  0-15070 (filed April 2, 2001)**
10.2           Settlement Agreement and Mutual Release, dated March 17, 2000,     Exhibit 10.2 to the Company's Annual
               between the Company and Bachem Biosciences, Inc.                   Report on Form 10-KSB, File No.
                                                                                  0-15070 (filed April 2, 2001)**
10.3           Amended and Restated Directors Stock Option                        Exhibit 10.25 to the Company's Annual
               Plan                                                               Report on Form 10-K, File No. 0-15070
                                                                                  (filed March 26, 1993)
10.4           2000 Stock Option and Incentive Plan                               Filed as an Appendix to the Company's
                                                                                  preliminary proxy materials, File No.
                                                                                  0-15070 (filed September 29, 2000)


10.5           Unit Purchase Agreement dated March 12, 1997                       Exhibit 10.25 to the Company's Annual
                                                                                  Report on Form 10-K, File No. 0-15070
                                                                                  (filed March 31, 1997)
10.6           Registration Rights Agreement, dated March 12, 1997                Exhibit 10.26 to the Company's Annual
                                                                                  Report on Form 10-K, File No. 0-15070
                                                                                  (filed March 31, 1997)
10.7           Lease Agreement dated April 5, 2002 between the Company and HQ     Filed herewith
               Global Workplaces, Inc.

23             Consent of Reznick Fedder & Silverman, P.C.                        Filed herewith
99.1           Information Regarding Forward-Looking Statements                   Filed herewith
99.2           Certification dated March 31, 2003                                 Certification  Pursuant  to 18 U.S.C.
                                                                                  Section 1350, as Adopted  Pursuant to
                                                                                  Section 906 of The Sarbanes-Oxley Act
                                                                                  of 2002 (filed herewith)

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

     The Company did not file any reports on Form 8-K during the fourth quarter of the 2002 fiscal year.

ITEM 14.  CONTROLS AND PROCEDURES

As of a date within 90 days of the filing date of this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) the chief executive and financial officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      REGENERX BIOPHARMACEUTICALS, INC.
                                      (Registrant)



         March 31, 2003               By:  /s/ J.J. Finkelstein
                                           -------------------------------------
                                           J.J. Finkelstein
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                 Signature                                      Title                               Date

/s/ Allan L. Goldstein                        Chairman of the Board, Chief Scientific          March 31, 2003
------------------------------------          Advisor, and Director
Allan L. Goldstein


/s/ J.J. Finkelstein                          President, Chief Executive Officer, and          March 31, 2003
------------------------------------          Director
J.J. Finkelstein


/s/ Albert Rosenfeld                          Secretary, Treasurer, and Director               March 31, 2003
------------------------------------
Albert Rosenfeld
/s/ Joseph C. McNay                           Director                                         March 31, 2003
------------------------------------
Joseph C. McNay


/s/ Richard J. Hindin                         Director                                         March 31, 2003
------------------------------------
Richard J. Hindin


                                  CERTIFICATION


I, J.J. Finkelstein, certify that:

1. I have reviewed this annual report on Form 10-KSB of RegeneRx
Biopharmaceuticals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003




                                        /s/ J.J. Finkelstein
                                        ----------------------------
                                        J.J. Finkelstein
                                        Chief Executive Officer and
                                        Principal Financial Officer