Form 10QSB
period 2003-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2003-05-15
CIK 707511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003     Commission file number 0-15070
                               --------------                            -------



                        REGENERX BIOPHARMACEUTICALS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                              52-1253406
         ------------------------               --------------------------
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

         Yes    X              No  __
                -

26,607,755 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $.001 per share, were outstanding as of April 30, 2003.

Transitional Small Business Disclosure Format (Check One)  Yes [ ] No [X]

                        REGENERX BIOPHARMACEUTICALS, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2003

                                      INDEX



Part I.   Financial Information                                                  Page No.
                                                                                 --------

            Item 1. Financial Statements

                      Balance Sheets at March 31, 2003
                      (unaudited) and December 31, 2002                             3

                      Statements of Operations for the three-
                      months ended March 31, 2003 (unaudited)
                      and March 31, 2002 (unaudited)                                4

                      Statements of Cash Flows for the three-
                      months ended March 31, 2003 (unaudited)
                      and March 31, 2002 (unaudited)                                5

                      Notes to Financial Statements (unaudited)                     6-7

            Item 2. Management's Discussion and Analysis or Plan of
                    Operation                                                       7-8

            Item 3. Controls and Procedures                                         8

Part II.    Other Information

            Item 1. Legal Proceedings                                               9

            Item 2. Changes in Securities and Use of Proceeds                       9

            Item 3. Defaults upon Senior Securities                                 9

            Item 4. Submission of matters to a vote of security holders             9

            Item 5. Other information                                               9

            Item 6. Exhibits and Reports on Form 8-K                                10-11

Signatures                                                                          12
Certification                                                                       13



PART I - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS
----------------------------------------

                            REGENERX BIOPHARMACEUTICALS, INC.
                            ---------------------------------
                                     BALANCE SHEETS
                                     --------------



                                                                    March 31,      December 31,
                                                                      2003             2002
                                                                      ----             ----
                                                                   (unaudited)
ASSETS
------

Current assets
      Cash and cash equivalents                                   $    301,051    $    474,338
      Other current assets                                               3,739          18,929
                                                                  ------------    ------------

              Total current assets                                     304,790         493,267

Fixed assets, net                                                        3,335           3,836
Proprietary rights, net                                                 24,566          25,013
Due from related party                                                  22,625          24,817
                                                                  ------------    ------------

              Total assets                                        $    355,316    $    546,933
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
      Accounts payable                                            $    102,861    $    138,984
      Accrued expenses                                                  20,431          78,116
      Letter agreements with vendors                                    20,046          20,046
                                                                  ------------    ------------

              Total current liabilities                                143,338         237,146
                                                                  ------------    ------------

Commitments                                                                 --              --

Stockholders' equity
      Preferred stock, $.001 par value per share,
       1,000,000 authorized; no shares issued                               --              --
      Common stock, par value $.001 per share,
       100,000,000 shares authorized; 26,607,755 and 26,965,479
         issued and outstanding, respectively                           26,608          26,966
      Additional paid-in capital                                    37,992,494      38,102,136
      Accumulated deficit                                          (37,807,124)    (37,519,315)
      Stock subscriptions                                                   --        (300,000)
                                                                  ------------    ------------

              Total stockholders' equity                               211,978         309,787
                                                                  ------------    ------------

              Total liabilities and stockholders' equity          $    355,316    $    546,933
                                                                  ============    ============




   The accompanying notes are an integral part of these financial statements.

                  REGENERX BIOPHARMACEUTICALS, INC.
                  ---------------------------------
                      STATEMENTS OF OPERATIONS
                      ------------------------

                                                     Three Months Ended
                                                         March 31,
                                                -------------------------------
                                                    2003               2002
                                                    ----               ----


Revenues                                        $         --       $         --

Expenses
     Research and development                        150,839             36,472
     General and administrative                      138,930             99,642
                                                ------------       ------------

Total expenses                                       289,769            136,114
                                                ------------       ------------

Operating loss                                      (289,769)          (136,114)

Other income (expense)
     Other income                                         --              6,099
     Interest income                                   1,960             10,088
                                                ------------       ------------

Total other income                                     1,960             16,187
                                                ------------       ------------

Net loss                                        $   (287,809)      $   (119,927)
                                                ============       ============

Basic net loss per common share                 $      (0.01)      $      (0.01)
                                                ============       ============

Diluted net loss per common share               $      (0.01)      $      (0.01)
                                                ============       ============

Weighted average number
 of common shares outstanding                     26,738,920         21,506,980
                                                ============       ============


   The accompanying notes are an integral part of these financial statements.

                             REGENERX BIOPHARMACEUTICALS, INC.
                             ---------------------------------
                                  STATEMENTS OF CASH FLOWS
                                  ------------------------



                                                                                       Three Months Ended
                                                                                           March 31,
                                                                              ------------------------------------
                                                                                  2003                       2002
                                                                                  ----                       ----

Cash flows from operating activities:
      Net loss                                                                $  (287,809)             $  (119,927)

Adjustments to reconcile net loss to net
      cash used in operating activities:
          Depreciation and amortization                                               948                      403
          Changes in operating assets and liabilities:
               (Increase) decrease:
                 Other current assets                                              15,190                   12,631
                 Due from related party                                             2,192                  (13,079)
               Increase (decrease):
                 Accounts payable                                                 (36,123)                   6,768
                 Accrued expenses                                                 (57,685)                   6,289
                                                                              -----------              -----------

Net cash used in operating activities                                            (363,287)                (106,915)
                                                                              -----------              -----------

Cash flows from investing acctivities:
      Purchase of fixed assets                                                         --                   (2,503)
                                                                              -----------              -----------

Net cash used in investing activities                                                  --                   (2,503)
                                                                              -----------              -----------

Cash flows from financing activities:
      Issuance of common stock                                                         --                1,651,768
      Repayment of subscriptions receivable                                       190,000                       --
                                                                              -----------              -----------

Net cash provided by financing activities                                         190,000                1,651,768
                                                                              -----------              -----------

Net (decrease) increase in cash and cash equivalents                             (173,287)               1,542,350

Cash and cash equivalents at beginning of period                                  474,338                  100,490
                                                                              -----------              -----------

Cash and cash equivalents at end of period                                    $   301,051              $ 1,642,840
                                                                              ===========              ===========

Disclosure of non-cash transactions:

      Surrender of common stock for repayment of subscriptions receivable     $   110,000              $        --
                                                                              ===========              ===========



   The accompanying notes are an integral part of these financial statements.

                        REGENERX BIOPHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
         FOR THE THREE-MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

A.    GENERAL
      -------

RegeneRx Biopharmaceuticals, Inc. (the "Company"), a Delaware corporation, was incorporated in 1982. The Company operates predominately in a single industry segment, the biotechnology industry. In general, the biotechnology industry consists of researching and developing new pharmaceutical products for the treatment of diseases or conditions that arise as a result of infections, cancer, autoimmune disease and genetic abnormalities. The Company's current primary business focus is the commercialization of Thymosin beta 4, a 43 amino acid peptide. The Company is concentrating its efforts on the use of Thymosin beta 4 for the treatment of injured tissue and non-healing wounds to enable more rapid repair and/or tissue regeneration.

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

B.     FINANCIAL STATEMENTS
       --------------------

The Balance Sheet as of March 31, 2003, the Statements of Operations for the three-month periods ended March 31, 2003 and March 31, 2002, and the Statements of Cash Flows for the three-month periods ended March 31, 2003 and March 31, 2002, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2003, and for the periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, such unaudited interim information reflects all necessary adjustments, consisting of only normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2002.

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

C.    NET INCOME (LOSS) PER SHARE
      ---------------------------

Net income (loss) per share is based on the weighted average number of common shares outstanding during the three periods ended March 31, 2003 and March 31, 2002. During these periods options were not included in the calculation as their effect would be antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

This item should be read in conjunction with the unaudited financial statements and notes thereto of the Company contained in Item 1 of this report.

PLAN OF OPERATION

Since its inception in 1982, the Company's activities had consisted of conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of products for research, testing and clinical trials. In 2000, the Company adopted a modified business plan calling on the outsourcing of most of the activities necessary to its mission of developing its Thymosin beta 4 technology for the treatment of chronic wounds. This business model allows for the rapid and effective deployment of necessary resources without the burden of expensive and unwieldy infrastructure. It also allows the company to expand or contract its efforts depending on capital resources or other circumstances. The Company has not generated revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. During 2001 and 2002, Company earned no revenues. During the first three months of 2003, the Company had no revenues and had operating losses of $287,809. The Company's accumulated deficit of $37,807,124 through March 31, 2003 has been funded primarily by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by the Company, limited product sales and royalties, and the sale of royalty rights. The Company will require substantial funding in order to complete research and development activities, manufacturing for clinical trials, and the eventual marketing of any products that the Company intends to develop.

On March 7, 2002, the Company completed the sale of 7,306,383 shares of the common stock of the Company pursuant to a private placement at a price of $.235 per share. The Company received approximately $1.7 million in proceeds from this private placement of its common stock. The lead investor in the transaction was Defiante Farmaceutica Unipessoal, L.d.a., a Portuguese company which is a wholly owned subsidiary of Sigma-Tau, S.p.A., a pharmaceutical company headquartered in Rome, Italy. Defiante Farmaceutica Unipessoal, L.d.a. purchased 4,255,319 shares of Company common stock in the private placement. At March 31, 2003, the Company had cash and cash equivalents totaling $301,051 and working capital of $161,452 and total assets were $355,316. The Company believes that its cash balances will be sufficient to sustain current operations at least through June 30, 2003. The Company is currently pursuing several potential financing alternatives, including a strategic partnership, a debt raise and an equity raise. There is no assurance that the Company will be able to raise additional capital necessary to execute its current plan of operation.

Although the Company has no products that have received regulatory approval to date, the Company received an IND in December 2002 for Thymosin beta 4 and has begun preliminary phases of Phase I human clinical trials. Phase I is estimated to last six to eight months and will cost an estimated $300,000 to $400,000. The Company plans to raise more capital for additional clinical trial phases. If substantial additional funding is not obtained by that point, the Company may be forced to suspend or discontinue certain operations. Phase II trials are scheduled to begin after Phase I trials are completed, which is estimated to be in the last quarter of 2003. Phase II trials are scheduled to be completed at the end of 2004. During the clinical trial process, the Company intends to enter into a strategic relationship with at least one partner to develop its technology on a parallel track in markets outside the

U.S. or for clinical indications the Company is not presently pursuing. The Company intends to independently develop Thymosin beta 4 in the U.S. for chronic dermal wounds at least through completion of Phase II clinical trials.

As the Company utilizes a virtual company strategy it does not currently expect to purchase or sell any properties or significant equipment and does not expect to have significant changes in the number of its employees. For more information about the Company's virtual company strategy, see "Item 1. Business" of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that various factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. These factors include, but are not limited to, the following: the Company's lack of revenues and history of losses; uncertainties related to the Company's limited capital resources; risks associated with the development of the Company's products; uncertainties related to the regulatory process; the Company's lack of product diversification; the Company's dependence on collaborative relationships with larger partners for the development, manufacturing and marketing of its products; reliance upon key personnel; the Company's ability to obtain and protect intellectual property rights; and competition. For a discussion of these and other factors, see Exhibit 99.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company does not undertake, and specifically declines any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

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

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
-----------------------------------

                  None

ITEM 2.           CHANGES IN SECURITIES
---------------------------------------

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
-------------------------------------------------

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------

                  None

ITEM 5.           OTHER INFORMATION
-----------------------------------

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------



        (a)      Exhibits

        Exhibit No.       Description of Exhibit                        Reference*

        3.1               Restated Certificate of Incorporation         Exhibit 3.1 to Registration Statement No.
                          of  the Company                               33-9370, Amendment No. 1 (filed
                                                                        November 26, 1986)

        3.2               Amendment to Restated Certificate of          Exhibit 3.2 to the Company's Transitional
                          Incorporation of Company                      Report on Form 10-K, File No. 0-15070
                                                                        (filed March 18, 1991)

        3.3               Amendment to Restated Certificate of          Exhibit 3.3 to the Company's Form 10-
                          Incorporation of Company                      KSB, File No. 0-15070 (filed April 2,
                                                                        2001)

        3.4               Bylaws of Company                             Exhibit 3.2 to Registration Statement No.
                                                                        33-9370 (filed October 8, 1986)

        3.5               Amendment No. 1 to Bylaws of                  Exhibit 4.7 to Registration Statement No.
                          Company adopted August 11, 1989               33-34551, Amendment No. 3 (filed June
                                                                        21, 1990)

        3.6               Amendment No. 2 to Bylaws of                  Exhibit 4.8 to Registration Statement No.
                          Company adopted June 18, 1990                 33-34551, Amendment No. 3 (filed June
                                                                        21, 1990)

        3.7               Amendment No. 3 to Bylaws of                  Exhibit 3.6 to the Company's Transitional
                          Company adopted November 30,                  Report on Form 10-K, File No. 0-15070
                          1990                                          (filed March 18, 1991)

        4.1               Form of Stock Certificate                     Exhibit 4.1 to Registration Statement No.
                                                                        33-9370, Amendment No. 1 (filed
                                                                        November 26, 1986)

        4.2               Rights Agreement, dated as of April 29,       Exhibit 1 to the Company's Current
                          1994, between the Company and                 Report on Form 8-K, File No. 0-15070
                          American Stock Transfer & Trust               (filed May 2, 1994)
                          Company, as Rights Agent

        4.3               Warrant Agreement, dated March 12,            Exhibit 4.3 to the Company's Annual
                          1997                                          Report on Form 10-K, File No. 1-15070
                                                                        (filed March 31, 1997)

       10.1               Patent License Agreement - Exclusive,         Exhibit 10.1 to the Company's Form 10-KSB,
                          between the U.S. Public Health Service        File No. 0-15070 (filed April 2, 2001)**
                          and the Company







       10.2              Settlement Agreement and Mutual Release,       Exhibit 10.2 to the Company's Form 10-KSB,
                         dated March 17, 2000, between the Company      File No. 0-15070 (filed April 2, 2001)**
                         and Bachem Biosciences, Inc.

       10.3              Amended and Restated Directors Stock           Exhibit 10.25 to the Company's Annual Report
                         Option Plan                                    on Form 10-K, File No. 0-15070 (filed March
                                                                        26, 1993)

       10.4              Amended and Restated 2000 Stock Option         Filed as Exhibit A to the Company's
                         and Incentive Plan                             definitive proxy materials, File No. 0-15070
                                                                        (filed May 20, 2002)

       10.5              Unit Purchase Agreement dated March 12,        Exhibit 10.25 to the Company's Annual Report
                         1997                                           on Form 10-K, File No. 0-15070 (filed March
                                                                        31, 1997)

       10.6              Registration Rights Agreement, dated           Exhibit 10.26 to the Company's Annual Report
                         March 12, 1997                                 of Form 10-K, File No. 0-15070 (filed March
                                                                        31, 1997)

       10.7              Lease Agreement dated April 5, 2002            Exhibit 10.7 to the Company's Annual Report
                         between the Company and HQ Global              on Form 10-KSB, File No. 0-15070 (filed March
                         Workplaces, Inc.                               31, 2003)

       99.1              Certification dated May 14, 2003               Certification Pursuant to 18 U.S.C. Section
                                                                        1350, As Adopted Pursuant to Section 906 of
                                                                        The Sarbanes-Oxley Act of 2002 (filed
                                                                        herewith)



------------------
*Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company. **Portions of this document have been omitted pursuant to a request for confidential treatment


(b) Reports on Form 8-K

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

                                     RegeneRx Biopharmaceuticals, Inc.
                                     ---------------------------------
                                               (Registrant)


Date: May 14, 2003                   /s/  J.J. Finkelstein
                                     -------------------------------------------
                                     J.J. Finkelstein
                                     President and Chief Executive Officer
                                     (Principal Executive Officer and
                                        Principal Financial Officer)

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



Date:  May 14, 2003

                                                     /s/ J.J. Finkelstein
                                                     ---------------------------
                                                     J.J. Finkelstein
                                                     Chief Executive Officer and
                                                     Principal Financial Officer