Form 10QSB
period 2003-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2003-08-04
CIK 707511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003      Commission file number 0-15070
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

29,908,968 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $.001 per share, were outstanding as of June 30, 2003.

Transitional Small Business Disclosure Format (Check One)  Yes [ ] No [X]

                        REGENERX BIOPHARMACEUTICALS, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2003

                                      INDEX

Part I.     Financial Information                                      Page No.
                                                                       --------

            Item 1.   Financial Statements

                        Balance Sheets at June 30, 2003
                        (unaudited) and December 31, 2002                  3

                        Statements of Operations for the three months
                        ended June 30, 2003 (unaudited) and June 30,
                        2002 (unaudited)                                   4

                        Statements of Cash Flows for the six months
                        ended June 30, 2003 (unaudited) and June 30,
                        2002 (unaudited)                                   5

                        Notes to Financial Statements (unaudited)         6-7

            Item 2.   Management's Discussion and Analysis or Plan of
                      Operation                                           7-8

            Item 3.   Controls and Procedures                              8

Part II.    Other Information

            Item 1.   Legal Proceedings                                    9

            Item 2.   Changes in Securities                                9

            Item 3.   Defaults upon Senior Securities                      9

            Item 4.   Submission of matters to a vote of security holders  9

            Item 5.   Other information                                    9

            Item 6.   Exhibits and Reports on Form 8-K                   10-11

Signatures                                                                 12

Certifications                                                           13-14

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                        REGENERX BIOPHARMACEUTICALS, INC.
                        ---------------------------------
                                 BALANCE SHEETS
                                 --------------

                                                                    June 30,      December 31,
                                                                      2003           2002
                                                                 ------------    ------------
                                                                  (unaudited)

ASSETS
------

Current assets
      Cash and cash equivalents                                  $  1,935,559    $    474,338
      Other current assets                                             40,353          18,929
                                                                 ------------    ------------

              Total current assets                                  1,975,912         493,267

Fixed assets, net                                                       2,834           3,836
Proprietary rights, net                                                24,120          25,013
Due from related party                                                 20,913          24,817
                                                                 ------------    ------------

              Total assets                                       $  2,023,779    $    546,933
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities

      Accounts payable                                           $    157,886    $    138,984
      Accrued expenses                                                 65,637          78,116
      Letter agreements with vendors                                   20,046          20,046
                                                                 ------------    ------------

              Total current liabilities                               243,569         237,146
                                                                 ------------    ------------

Commitments                                                                --              --

Stockholders' equity
      Preferred stock, $.001 par value per share,
      1,000,000 authorized; no shares issued                               --              --
      Common stock, par value $.001 per share,
      100,000,000 shares authorized; 29,908,968 and 26,965,479
      issued and outstanding, respectively                             29,909          26,966
      Additional paid-in capital                                   40,031,492      38,102,136
      Accumulated deficit                                         (38,281,191)    (37,519,315)
      Stock subscriptions                                                  --        (300,000)
                                                                 ------------    ------------

              Total stockholders' equity                            1,780,210         309,787
                                                                 ------------    ------------

              Total liabilities and stockholders' equity         $  2,023,779    $    546,933
                                                                 ============    ============



   The accompanying notes are an integral part of these financial statements.

                        REGENERX BIOPHARMACEUTICALS, INC.
                        ---------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                   (Unaudited)



                                                   Three months ended                           Six months ended
                                                        June 30,                                    June 30,
                                          ----------------------------------          ----------------------------------

                                              2003                  2002                  2003                  2002
                                          ------------          ------------          ------------          ------------

          Revenues                        $         --          $         --          $         --          $         --

          Expenses

  Research and development                     215,541               351,244               366,380               387,716
  General and administrative                   216,189               139,753               355,119               239,395
                                          ------------          ------------          ------------          ------------
       Total expenses                          431,730               490,997               721,499               627,111
                                          ------------          ------------          ------------          ------------

       Operating loss                         (431,730)             (490,997)             (721,499)             (627,111)

   Other income (expense)

           Other income                             --                 4,000                    --                10,099
         Interest income                           612                10,218                 2,572                20,306
       Interest expense                        (42,949)                   --               (42,949)                   --
                                          ------------          ------------          ------------          ------------

     Total other income                        (42,337)               14,218               (40,377)               30,405
                                          ------------          ------------          ------------          ------------

          Net loss                        $   (474,067)         $   (476,779)         $   (761,876)         $   (596,706)
                                          ============          ============          ============          ============

 Basic and diluted net loss
      per common share                    $      (0.02)         $      (0.02)         $      (0.03)         $      (0.02)
                                          ============          ============          ============          ============

   Weighted average number
of common shares outstanding                27,166,384            26,841,614            26,953,833            24,189,034
                                          ============          ============          ============          ============



   The accompanying notes are an integral part of these financial statements.

                        REGENERX BIOPHARMACEUTICALS, INC.
                        ---------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)



                                                                                Six months ended
                                                                                     June 30,
                                                                      -------------------------------------
                                                                          2003                     2002
                                                                      -----------               -----------

Cash flows from operating activities:
  Net loss                                                            $  (761,876)              $  (596,706)

Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                                           1,895                     1,333
    Amortization of discounts on notes payable                             40,649                        --
    Changes in operating assets and liabilities:
      (Increase) decrease:
      Other current assets                                                (21,424)                    4,336
         Due from related party                                             3,904                   (26,408)
       Increase (decrease):
         Accounts payable                                                  18,902                    (2,275)
         Accrued expenses                                                 (12,479)                   (5,298)
                                                                      -----------               -----------

Net cash used in operating activities                                    (730,429)                 (625,018)
                                                                      -----------               -----------

Cash flows from investing activities:
  Purchase of fixed assets                                                     --                    (4,207)
  Cash received on sale of investments                                         --                    (5,000)
                                                                      -----------               -----------

Net cash provided by investing activities                                      --                    (9,207)
                                                                      -----------               -----------

Cash flows from financing activities:
  Issuance of common stock                                              2,000,000                 1,717,000
  Proceeds from exercise of warrants                                       10,000                    13,000
  Proceeds from exercise of options                                         1,650                        --
  Repayment of subscriptions receivable                                   190,000                        --
  Stock offering costs                                                    (10,000)                  (65,232)
                                                                      -----------               -----------

Net cash used in financing activities                                   2,191,650                 1,664,768
                                                                      -----------               -----------

Net increase in cash and cash equivalents                               1,461,221                 1,030,543

Cash and cash equivalents at beginning of period                          474,338                   100,490
                                                                      -----------               -----------

Cash and cash equivalents at end of period                            $ 1,935,559               $ 1,131,033
                                                                      ===========               ===========

Disclosure of non-cash transactions:
  Surrender of common stock for repayment of
     subscriptions receivable                                         $   110,000                        --
  Issuance of common stock for licensing agreement                             --               $    21,200
                                                                      ===========               ===========



   The accompanying notes are an integral part of these financial statements.

                        REGENERX BIOPHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE THREE-MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

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

B.     FINANCIAL STATEMENTS
       --------------------

The Balance Sheet as of June 30, 2003, the Statements of Operations for the three-month periods ended June 30, 2003 and June 30, 2002, and the Statements of Cash Flows for the three-month periods ended June 30, 2003 and June 30, 2002, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2003, and for the periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, such unaudited interim information reflects all necessary adjustments, consisting of only normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

C.    NET INCOME (LOSS) PER SHARE
      ---------------------------

Net income (loss) per share is based on the weighted average number of common shares outstanding during the three periods ended June 30, 2003 and June 30, 2002. During these periods options were not included in the calculation as their effect would be antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

This item should be read in conjunction with the unaudited financial statements and notes thereto of the Company contained in Item 1 of this report.

PLAN OF OPERATION

Since its inception in 1982, the Company's activities had consisted of conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of products for research, testing and clinical trials. In 2000, the Company adopted a modified business plan calling on the outsourcing of most of the activities necessary to its mission of developing its Thymosin beta 4 technology for the treatment of chronic wounds. This business model allows for the rapid and effective deployment of necessary resources without the burden of expensive and unwieldy infrastructure. It also allows the company to expand or contract its efforts depending on capital resources or other circumstances. The Company has not generated revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. During 2001 and 2002, Company earned no revenues. During the first six months of 2003, the Company had no revenues and had operating losses of $721,499. The Company's accumulated deficit of $38,281,191 through June 30, 2003 has been funded primarily by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by the Company, limited product sales and royalties, and the sale of royalty rights. The Company will require substantial funding in order to complete research and development activities, manufacturing for clinical trials, and the eventual marketing of any products that the Company intends to develop.

On May 27, 2003 the Company received a short term loan of $400,000 from several investors carrying an annual interest rate of $10%, plus warrants to purchase 200,000 shares of Company stock at $.10 per share for eighteen months. The principal was repaid in June 2003, along with interest due. To date, warrants representing 125,000 shares have been exercised for which the Company has received $12,500.

On June 11, 2003, the Company completed the sale of 3,184,713 shares of common stock pursuant to a private placement at a price of $.628 per share to Defiante Farmaceutica, L.d.a. ("Defiante"), a Portuguese company that is a wholly owned subsidiary of Sigma-Tau, S.p.A., a pharmaceutical company headquartered in Rome, Italy. The Company received approximately $2 million in proceeds. In addition, the Company granted Defiante warrants to purchase up to $1.5 million of additional restricted common stock of the Company at prices ranging from $1.00 to $1.25 per share (or higher under certain circumstances) over a period of 18 months.

At June 30, 2003, the Company had cash and cash equivalents totaling $1,935,559 and working capital of $1,732,343 (after repayment of the $400,000 short term loan) and total assets were $2,023,779. The Company believes that its cash balances will be sufficient to sustain current operations at least through June 30, 2004. The Company is currently pursuing several potential financing alternatives for continuation of its research, development and clinical trials programs. There is no assurance that the Company will be able to raise additional capital necessary to execute its current plan of operation beyond June 2004.

Although the Company has no products that have received regulatory approval to date, the Company received an IND in December 2002 for Thymosin beta 4 and has begun preliminary phases of Phase I human clinical trials. Phase I is estimated to last six to eight months and will cost an estimated $300,000 to $400,000. The Company plans to raise more capital for additional clinical trial phases. If substantial additional funding is not obtained by that point, the Company may be forced to suspend or discontinue certain operations. Phase II trials are scheduled to begin after Phase I trials are completed, which is estimated to be in the last quarter of 2003. Phase II trials are scheduled to be completed at the end of 2004. During the clinical trial process, the Company intends to enter into a strategic relationship with at least one partner to develop its technology on a parallel track in markets outside the United States or for clinical indications the Company is not presently pursuing. The Company intends to independently develop Thymosin beta 4 in the United States for chronic dermal wounds at least through completion of Phase II clinical trials.

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

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) the chief executive and financial officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

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

             3.7               Amendment No. 3 to Bylaws of Company        Exhibit 3.6 to the Company's Transitional
                               adopted November 30, 1990                   Report on Form 10-K, File No. 0-15070 (filed
                                                                           March 18, 1991)

             4.1               Form of Stock Certificate                   Exhibit 4.1 to Registration Statement No.
                                                                           33-9370, Amendment No. 1 (filed November 26,
                                                                           1986)

             4.2               Rights Agreement, dated as of April 29,     Exhibit 1 to the Company's Current Report on
                               1994, between the Company and American      Form 8-K, File No. 0-15070 (filed May 2, 1994)
                               Stock Transfer & Trust Company, as Rights
                               Agent

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

             31.1              Certification dated August 1, 2003          Certification Pursuant to Section 302 of the
                                                                           Sarbanes-Oxley Act of 2002 (filed herewith)

             32.1              Certification dated August 1, 2003          Certification Pursuant to 18 U.S.C. Section
                                                                           1350, As Adopted Pursuant to Section 906 of
                                                                           the Sarbanes-Oxley Act of 2002 (filed
                                                                           herewith)



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

             **Portions of this document have been omitted pursuant to a request for confidential treatment

             (b) Reports on Form 8-K

                 On June 11, 2003 the Company furnished a Current Report on Form 8-K under "Item 5. Other Events and Regulation FD Disclosure."

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RegeneRx Biopharmaceuticals, Inc.
                                         ---------------------------------------
                                                  (Registrant)





Date: August 1, 2003                     /s/  J.J. Finkelstein
                                         ---------------------------------------
                                              J.J. Finkelstein
                                         President and Chief Executive Officer
                                         (Principal Executive Officer and
                                         Principal Financial Officer)