Form 10QSB
period 2003-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2003-11-13
CIK 707511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003
                               ------------------

                                                  Commission file number 0-15070
                                                                         -------
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

29,933,968 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $.001 per share, were outstanding as of September 30, 2003.

Transitional Small Business Disclosure Format (Check One)  Yes [ ] No [X]

                        REGENERX BIOPHARMACEUTICALS, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                      INDEX

Part I.   Financial Information                                         Page No.
                                                                        --------
             Item 1.   Financial Statements

                          Balance Sheets at September 30, 2003
                          (unaudited) and December 31, 2002                3

                          Statements of Operations for the three
                          months and nine months ended September 30,
                          2003 (unaudited) and September 30, 2002
                          (unaudited)                                      4

                          Statements of Cash Flows for the nine months
                          ended September 30, 2003 (unaudited) and
                          September 30, 2002 (unaudited)                   5

                          Notes to Financial Statements (unaudited)        6-7

              Item 2.     Management's Discussion and Analysis or Plan
                          of Operation                                     7-8

              Item 3.     Controls and Procedures                          8

Part II.  Other Information

              Item 1.     Legal Proceedings                                9

              Item 2.     Changes in Securities                            9

              Item 3.     Defaults upon Senior Securities                  9

              Item 4.     Submission of matters to a vote of
                          security holders                                 9

              Item 5.     Other information                                9

              Item 6.     Exhibits and Reports on Form 8-K                 10-11

Signatures                                                                 12
Certifications                                                             13-14

PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements
--------------------------------


                        REGENERX BIOPHARMACEUTICALS, INC.
                        ---------------------------------
                                 BALANCE SHEETS
                                 --------------

                                                                      September 30,     December 31,
                                                                          2003             2002
                                                                      ------------    ------------
                                                                      (unaudited)
ASSETS
------

Current assets
       Cash and cash equivalents                                      $  1,393,679   $     474,338
       Other current assets                                                 83,042          18,929
                                                                      ------------    ------------
              Total current assets                                       1,476,721         493,267

Fixed assets, net                                                            4,032           3,836
Proprietary rights, net                                                     23,673          25,013
Due from related party                                                      20,797          24,817
                                                                      ------------    ------------
              Total assets                                            $  1,525,223    $    546,933
                                                                      ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
       Accounts payable                                               $     87,360    $    138,984
       Accrued expenses                                                     14,125          78,116
       Letter agreements with vendors                                       20,046          20,046
                                                                      ------------    ------------
              Total current liabilities                                    121,531         237,146
                                                                      ------------    ------------

Commitments                                                                     --              --

Stockholders' equity
       Preferred stock, $.001 par value per share,
        1,000,000 authorized; no shares issued                                  --              --
       Common stock, par value $.001 per share,
        100,000,000 shares authorized; 29,933,968 and 26,965,479
          issued and outstanding, respectively
                                                                            29,934          26,966
       Additional paid-in capital                                       40,042,447      38,102,136
       Accumulated deficit                                             (38,668,689)    (37,519,315)
       Stock subscriptions                                                      --        (300,000)
                                                                      ------------    ------------
              Total stockholders' equity                                 1,403,692         309,787
                                                                      ------------    ------------
              Total liabilities and stockholders' equity              $  1,525,223    $    546,933
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

                        REGENERX BIOPHARMACEUTICALS, INC.
                        ---------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                                    Three-months ended             Nine-months ended
                                                       September 30,                  September 30,
                                              ----------------------------    ----------------------------
                                                  2003             2002           2003           2002
                                              ------------    ------------    ------------    ------------
Revenues                                      $         --    $         --    $         --    $         --

Expenses
     Research and development                      195,355         201,971         561,735         589,687
     General and administrative                    195,212         145,503         550,331         384,898
                                              ------------    ------------    ------------    ------------
Total expenses                                     390,567         347,474       1,112,066         974,585
                                              ------------    ------------    ------------    ------------
Operating loss                                    (390,567)       (347,474)     (1,112,066)       (974,585)

Other income (expense)
     Other income                                       --             100              --          10,199
     Interest income                                 3,069          12,768           5,641          33,074
     Interest expense                                   --              --         (42,949)             --
                                              ------------    ------------    ------------    ------------
Total other income (expense)                         3,069          12,868         (37,308)         43,273
                                              ------------    ------------    ------------    ------------
Net loss                                      $   (387,498)       (334,606)   $ (1,149,374)   $   (931,312)
                                              ============    ============    ============    ============
Basic and diluted net loss per common share   $      (0.01)   $      (0.01)   $      (0.04)   $      (0.04)
                                              ============    ============    ============    ============
Weighted average number
 of common shares outstanding                   29,933,425      26,923,812      27,957,944      25,110,644
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

                        REGENERX BIOPHARMACEUTICALS, INC.
                        ---------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)

                                                                                 Nine-months ended
                                                                                   September 30,
                                                                             --------------------------
                                                                                 2003            2002
                                                                             -----------    -----------
Cash flows from operating activities:
       Net loss                                                              $(1,149,374)   $  (931,312)

Adjustments to reconcile net loss to net
  cash used in operating activities:
          Depreciation and amortization                                            2,998          2,342
          Interest expense related to issuance warrants                           40,649             --
          Stock options issued for consulting services                             8,480             --
          Changes in operating assets and liabilities:
               (Increase) decrease:
                 Other current assets                                            (64,113)       (14,707)
                 Due from related party                                            4,020        (34,118)
               Increase (decrease):
                 Accounts payable                                                (51,624)        20,317
                 Accrued expenses                                                (63,991)        (6,661)
                                                                             -----------    -----------
Net cash used in operating activities                                         (1,272,955)      (964,139)
                                                                             -----------    -----------
Cash flows from investing acctivities:
       Purchase of fixed assets                                                   (1,854)        (4,207)
       Purchase of license agreement                                                  --         (5,000)
                                                                             -----------    -----------
Net cash used in investing activities                                             (1,854)        (9,207)
                                                                             -----------    -----------
Cash flows from financing activities:
       Issuance of common stock                                                2,000,000      1,717,000
       Proceeds from exercise of warrants                                         10,000         13,000
       Proceeds from exercise of options                                           4,150             --
       Repayment of subscriptions receivable                                     190,000             --
       Stock offering costs                                                      (10,000)       (65,232)
                                                                             -----------    -----------
Net cash provided by financing activities                                      2,194,150      1,664,768
                                                                             -----------    -----------
Net increase in cash and cash equivalents                                        919,341        691,422

Cash and cash equivalents at beginning of period                                 474,338        100,490
                                                                             -----------    -----------
Cash and cash equivalents at end of period                                   $ 1,393,679    $   791,912
                                                                             ===========    ===========

Disclosure of non-cash transactions:

       Surrender of common stock for repayment of subscriptions receivable   $   110,000             --
       Issuance of common stock for licensing agreement                      $        --         21,200
                                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        REGENERX BIOPHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
  FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

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

B.     FINANCIAL STATEMENTS
       --------------------

The Balance Sheet as of September 30, 2003, the Statements of Operations for the three-month and nine-month periods ended September 30, 2003 and September 30, 2002, and the Statements of Cash Flows for the nine-month periods ended September 30, 2003 and September 30, 2002, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2003, and for the periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

C.    NET INCOME (LOSS) PER SHARE
      ---------------------------

Net income (loss) per share is based on the weighted average number of common shares outstanding during the three month and nine month periods ended September 30, 2003 and September 30, 2002. During these periods options were not included in the calculation as their effect would be antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

This item should be read in conjunction with the unaudited financial statements and notes thereto of the Company contained in Item 1 of this report.

PLAN OF OPERATION

Since its inception in 1982, the Company's activities had consisted of conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of products for research, testing and clinical trials. In 2000, the Company adopted a modified business plan calling on the outsourcing of most of the activities necessary to its mission of developing its Thymosin beta 4 technology for the treatment of chronic wounds. This business model allows for the rapid and effective deployment of necessary resources without the burden of expensive and unwieldy infrastructure. It also allows the company to expand or contract its efforts depending on capital resources or other circumstances. The Company has not generated revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. During 2001 and 2002, Company earned no revenues. During the first nine months of 2003, the Company had no revenues and had operating losses of $1,112,066. The Company's accumulated deficit of $38,668,689 through September 30, 2003 has been funded primarily by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by the Company, limited product sales and royalties, and the sale of royalty rights. The Company will require substantial funding in order to complete research and development activities, manufacturing for clinical trials, and the eventual marketing of any products that the Company intends to develop.

On June 11, 2003, the Company completed the sale of 3,184,713 shares of restricted common stock pursuant to a private placement at a price of $.628 per share to Defiante Farmaceutica, L.d.a. ("Defiante"), a Portuguese company that is a wholly owned subsidiary of Sigma-Tau, S.p.A., a pharmaceutical company headquartered in Rome, Italy. The Company received approximately $2 million in proceeds. In addition, the Company granted Defiante warrants to purchase up to $1.5 million of additional restricted common stock of the Company at prices ranging from $1.00 to $1.25 per share (or higher under certain circumstances) over a period of 18 months.

Although the Company has no products that have received regulatory approval to date, the Company's Investigational New Drug Application was accepted by the United Stated Food and Drug Administration in December 2002 allowing the Company to commence the human testing of Thymosin beta 4 for dermal wounds. The Company initiated a Phase I human clinical trial in March 2003, which studies were designed to establish safety in human subjects, and successfully completed the trial in September 2003. There were no drug-related adverse events reported in the study. The Company is seeking to raise additional capital for several Phase II trials which are expected to begin in the first half of 2004. The Company believes each of the Phase II trials, which it hopes to conduct on similar parallel tracks, will take approximately 12-15 months each and will cost, in the aggregate, approximately $2 million. The Company plans to independently develop Thymosin beta 4 in the United States for chronic dermal wounds through completion of Phase III clinical trials. The Company is also seeking, within the next six months, to enter into a strategic relationship with at least one partner to develop its technology on a parallel track in markets outside the United States or for clinical indications the Company is not presently pursuing.

At September 30, 2003, the Company had cash and cash equivalents totaling $1,393,679 and working capital of $1,355,190 and total assets were $1,525,223. The Company believes that its cash balances will be sufficient to sustain current operations at least through June 30, 2004. The Company is currently pursuing several potential financing alternatives for continuation of its research, development and clinical trials programs. There is no assurance that the Company will be able to raise additional capital necessary to timely execute its current plan of operation or continue such plan of operation beyond June 2004 unless substantial additional capital is raised.

As the Company utilizes a virtual company strategy it does not currently expect to purchase or sell any properties or significant equipment and does not expect to have significant changes in the number of its employees. For more information about the Company's virtual company strategy, see "Item 1. Business" of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "seeks," "plans," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that various factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. These factors include, but are not limited to, the following: the Company's lack of revenues and history of losses; uncertainties related to the Company's limited capital resources; risks associated with the development of the Company's products; uncertainties related to the regulatory process; the Company's lack of product diversification; the Company's dependence on collaborative relationships with larger partners for the development, manufacturing and marketing of its products; reliance upon key personnel; the Company's ability to obtain and protect intellectual property rights; and competition. For a discussion of these and other factors, see
Exhibit 99.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company does not undertake, and specifically declines any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

                  None


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------

                  None


ITEM 5.           OTHER INFORMATION
-----------------------------------

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------


(a)      Exhibits
         --------

             Exhibit No.       Description of Exhibit                      Reference*
             -----------       ----------------------                      ----------
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

             31.1              Certification dated November 13, 2003       Certification Pursuant to Section 302 of the
                                                                           Sarbanes-Oxley Act of 2002 (filed herewith)

             32.1              Certification dated November 13, 2003       Certification Pursuant to 18 U.S.C. Section
                                                                           1350, As Adopted Pursuant to Section 906 of
                                                                           the Sarbanes-Oxley Act of 2002 (filed
                                                                           herewith)

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

                                      None.

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


                                       RegeneRx Biopharmaceuticals, Inc.
                                       ---------------------------------
                                                 (Registrant)





Date: November 13, 2003                /s/ J.J. Finkelstein
                                       ----------------------------------------
                                       J.J. Finkelstein
                                       President and Chief Executive Officer
                                       (Principal Executive Officer and
                                          Principal Financial Officer)