Form 10KSB
period 2003-12-31
REGENERX BIOPHARMACEUTICALS INC
filed 2004-03-30
CIK 707511

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the fiscal year ended December 31, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the OTC Bulletin Board on March 2, 2004, was approximately $23,319,941. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

The number of shares of issuer's Common Stock outstanding as of March 2, 2004 was 32,542,548.

                       Documents Incorporated by Reference
                       -----------------------------------

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)   YES        NO  X
                                                                ---       ---

                                    PART I

ITEM 1.  BUSINESS

GENERAL

         RegeneRx Biopharmaceuticals, Inc. ("RegeneRx" or the "Company") was formed in 1982 and is a pharmaceutical research and development company focusing on the development of products to treat a variety of human diseases. RegeneRx's current primary business focus is the commercialization of Thymosin beta 4 ("TB4"), a 43 amino acid peptide. RegeneRx is concentrating its efforts on the use of TB4 for the treatment of injured tissue and non-healing wounds to enable more rapid repair and/or tissue regeneration.

         RegeneRx utilizes a virtual company strategy in order to effectively control costs while focusing on the clinical development of TB4. RegeneRx uses this model for certain research and development, clinical trials, and manufacturing operations, as well as other functions critical to its mission. RegeneRx believes this approach enhances its ability to allocate resources rapidly to different projects. The strategy consists of (i) identifying, evaluating and licensing pharmaceutical product opportunities that appear to have a significant commercial potential; (ii) designing pre-clinical and/or clinical protocols to test such products; (iii) utilizing third party contract manufacturers to supply clinical grade material and third party contract research organizations to perform pre-clinical and/or clinical studies in accordance with its designed protocols; and (iv) pursuing sublicense arrangements with established pharmaceutical companies to support late stage clinical testing and ultimately marketing if regulatory approval is obtained.

PRIMARY COMMERCIAL DEVELOPMENT FOCUS - TB4

         General. Originally isolated from the thymus, TB4 is a chemically synthesized copy of a natural human peptide that circulates in the blood and plays a vital role in the regeneration, remodeling and healing of tissues. Although it is recognized that wound healing is a complex process, most companies working to develop new drugs in this area have focused primarily on adding different growth factors to stimulate healing and have, to date, failed to demonstrate dramatic improvements in the healing process. TB4 represents a new type of compound being developed to speed the healing of injured tissues, accelerate the growth of blood vessels and reduce inflammation. It represents a technology platform from which RegeneRx intends to investigate potential clinical uses beyond chronic dermal wounds. Unlike compounds such as Platelet-Derived Growth Factor, Keratinocyte Growth Factor, Epidermal Growth Factor, or basic Fibroblast Growth Factor, TB4 is not a growth factor and, unlike Interleukin-1 or Tumor Necrosis Factor, TB4 is not a cytokine. (Cytokines are proteins and peptides, which act as immune regulators and modulate the functional activities of individual cells and tissues.) Rather, it regulates the actin molecule and reduces inflammation in most mammalian cells and as such plays a vital role in the healing of injured or damaged tissues. Actin comprises up to 10% of the protein of non-muscle cells and plays a central role in cell structure (formation of the cytoskeleton) and in the movement of cells throughout the body. Research studies from the National Institute of Health established ("NIH") that TB4 stimulates the migration of human keratinocytes (skin cells) and the migration of human endothelial cells. Endothelial cells are the major cell types responsible for the formation of blood vessels and other tissues. These studies were the first to document the important role of TB4 in wound healing.

         Product Development. RegeneRx first began evaluating TB4 in diseases associated with actin toxicity, such as cystic fibrosis. In March 1997, RegeneRx provided funding under a research contract with Vanderbilt University to determine the effect of TB4 in a sheep model of Adult Respiratory Distress Syndrome, a syndrome associated with septic shock. In animal models of septic shock, TB4 has been shown to reduce endotoxin-induced death, presumably by modulating pathologic mediators of inflammation and cell death, including the depolymerization of actin. RegeneRx is considering additional studies for this use of TB4 and holds two patents related to this application. See "--Proprietary Rights" below.

         RegeneRx's main product development focus is the use of TB4 for the treatment of non-healing wounds and similar medical problems. RegeneRx entered into a Material Transfer - Cooperative Research and Development Agreement with the NIH during the second quarter of 1997. Under this agreement, RegeneRx received an option to elect an exclusive or non-exclusive commercialization license from the NIH for any patent rights that might result from the NIH research study that relate to the use of TB4 as a tissue growth and repair factor. A provisional patent application was filed by NIH in July 1998, with a Patent Cooperation Treaty application filed in July 1999, pertaining to the work performed on TB4. On February 6, 2001, RegeneRx executed an agreement with the NIH giving RegeneRx an exclusive worldwide license from the NIH for all claims to TB4 within the patent application. In exchange for the exclusive license, RegeneRx must make certain royalty and milestone payments to the NIH. No assurance can be given as to whether or when a patent will be issued, or as to any conditions that might be attached to the patent.

         To date, the NIH has performed pre-clinical animal studies using TB4, supplied by RegeneRx, which have indicated that TB4 is effective in healing injured dermal and ocular tissue and improving wound healing and chemical burns in normal, elderly, diabetic, and steroid-suppressed rodents and other mammals. In December of 2002, RegeneRx initiated research under an Investigational New Drug Application ("IND"), from the U.S. Food and Drug Administration ("FDA") allowing it to begin Phase I human clinical trials. The Phase I study was successfully completed in September of 2003. For additional information regarding the regulatory approval process for RegeneRx's products, see "--Government Regulation" below.

         Other areas RegeneRx may explore with TB4 are the healing of eye injuries, including chemical burns and inflammatory processes, post surgical healing, and wound healing in patients undergoing steroidal therapy, among other indications. RegeneRx also is reconsidering the possible applications of TB4 for the treatment of septic shock and cystic fibrosis, as well as other internal wound healing applications.

         All of RegeneRx's efforts to develop additional applications would likely require substantial additional capital or a strategic alliance or other partnership arrangement with a firm providing the capital and/or necessary expertise. RegeneRx has placed development of TB4 for wound healing as its highest product development priority. For additional information regarding RegeneRx's efforts to commercialize TB4, see "--Proprietary Rights" below.

MANUFACTURING

         RegeneRx, uses outside contract manufacturers to manufacture bulk TB4 and formulate it into a final product, which product was used for its Phase I clinical trials and will be used for future clinical trials. Additional manufacturers have been identified for manufacturing of the bulk TB4 as well as for the final TB4 products. No agreements with these manufacturers have been entered into, however, and no assurance can be given that such agreements will be negotiated on terms favorable to RegeneRx, or at all. Contractors will be selected on the basis of their supply capability, ability to produce a drug substance in accordance with current Good Manufacturing Practice requirements of the FDA and to meet Company-established specifications. Although RegeneRx has enough bulk TB4 for its currently scheduled clinical trials, there can be no assurance that RegeneRx will have sufficient funds to cover the costs of manufacturing additional materials for further development.

COMPETITION

         RegeneRx is engaged in a business that is highly competitive. Research and development activities for the development of drugs to treat patients with cystic fibrosis, septic shock and non-healing wounds are being sponsored or conducted by private and public institutions and by major pharmaceutical companies located in the United States and a number of foreign countries. Most of these companies and institutions have financial and human resources that are substantially greater than those of RegeneRx, and that have extensive experience in conducting research and development activities and clinical testing and in obtaining the regulatory approvals necessary to market pharmaceutical products. With respect to wound healing, Johnson & Johnson has marketed Regranex(TM) for this purpose in patients with diabetes foot ulcers with some success. Other companies, such as Novartis, are developing and marketing artificial skins which could compete with RegeneRx's products in certain wound healing areas. Moreover, wound healing is a large and highly fragmented marketplace attracting many companies, large and small, to develop products for treating acute and chronic wounds.

GOVERNMENT REGULATION

         In the United States, the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, recordkeeping, approval, advertising, and promotion of RegeneRx's products on a product-by-product basis. Regulation by governmental authorities in the United States and foreign countries will be a significant factor in the manufacturing and marketing of RegeneRx's products and in its ongoing research and product development activities. Any product developed by RegeneRx will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. The process of obtaining these approvals and the subsequent compliance with appropriate federal and state statutes and regulations require the expenditure of substantial resources. Any failure by RegeneRx to obtain regulatory approvals, or any delay in obtaining such approvals, could adversely affect the marketing of products being developed by RegeneRx, its ability to receive product or royalty revenues and its liquidity and capital resources.

         Pre-clinical testing in the laboratory must ordinarily be conducted to evaluate the potential efficacy and the safety of an investigational drug. The results of these studies are submitted to the FDA as part of an Investigational New Drug Application, or IND, which must be reviewed and allowed to go into effect by the agency before clinical testing can begin. Typically, clinical evaluation involves a three-stage process. In Phase I, trials are conducted with a small number of subjects to determine the safety profile, the pattern of drug distribution and metabolism. In Phase II, trials are conducted with small groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multi-center, comparative trials are generally conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and other regulatory authorities.

         The results of the pre-clinical and clinical testing with detailed information on manufacturing are submitted to the FDA in the form of a New Drug Application ("NDA"), or Biologics License Application ("BLA"), for approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. Therefore, even if RegeneRx completes Phase III clinical trials for certain of its products, and submits an NDA or BLA to the agency, there can be no assurance that the FDA will grant marketing approvals, or if granted, that they will be granted on a timely basis. If the FDA does approve a product, it may require, among other things, post-marketing testing, including potentially expensive Phase IV studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may be difficult and expensive to administer. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market.

         Among the conditions for an NDA or a BLA approval is the requirement that the applicable manufacturing, clinical, pharmacovigilance, quality control and manufacturing procedures conform on an ongoing basis with current Good Clinical Practices, current Good Manufacturing Practices, and computer information system validation standards. Before approval of a BLA, the FDA will perform a prelicensing inspection of clinical sites, manufacturing facilities and the related quality control records to determine its compliance with these requirements. To assure compliance, applicants must continue to expend time, money and effort in the area of training, production and quality control. After the applicant is licensed for the manufacture of any product, manufacturers are subject to periodic inspections by the FDA. If a company fails to comply with FDA regulatory requirements, FDA may pursue a wide range of remedial actions.

         In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress related to the regulation of drug products, and RegeneRx cannot predict the outcome or effect of such legislation on its business.

         In December 2002, RegeneRx requested TB4 be designated an "Orphan Drug" under the Orphan Drug Act. Under the Act, the FDA may designate a product or products as having Orphan Drug status to treat "a rare disease or condition" which is a disease or condition that affects populations of less than 200,000 individuals in the United

States, or, if victims of a disease number more than 200,000, the sponsor establishes that it does not realistically anticipate its product sales will be sufficient to recover its costs. If a product is designated as an Orphan Drug, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. One such incentive is marketing exclusivity. The sponsor that obtains the first marketing for a designated Orphan Drug for a given indication is eligible to receive marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug and for different indications. The sponsor of the first approved NDA (or BLA) for a given drug for its use in treating a given rare disease may receive marketing exclusivity for that specific use. Even if a sponsor of a product for an indication for use with an Orphan Drug designation is the first to obtain FDA approval of an NDA (or BLA) for that designation and obtains marketing exclusivity, another sponsor's application for the same drug product may be approved by the FDA during the period of exclusivity if the FDA concludes that it is clinically superior. In early 2003, RegeneRx received a response indicating that at that time there was insufficient information in order to base a grant of the designation. The FDA, however, recommended that RegeneRx resubmit a new application when additional scientific and/or clinical evidence had been obtained. RegeneRx is in the process of preparing such application for resubmission.

PROPRIETARY RIGHTS

         Under a research agreement with The George Washington University ("GWU"), RegeneRx funded TB4 research at GWU and was granted a sole and exclusive world-wide license to any patents that resulted from such research. While RegeneRx no longer funds research under this agreement, RegeneRx remains obligated under the research agreement to pay GWU a royalty of 4% of the net sales, if any, of specified products covered by patents issued in connection with the agreement. Pursuant to the research agreement, RegeneRx has exclusive rights to patent applications filed in the United States and in Europe disclosing the use of TB4 for the treatment of septic shock and associated syndromes, including Adult Respiratory Distress Syndrome. Two U.S. patents have been issued. The first patent, No. 5,578,570, entitled "Method of Treating Septic Shock Using TB4," issued on November 26, 1996 and the second patent, No. 5,593,964, entitled "Method of Treating Septic Shock By Preventing Actin Polymerization," issued on January 14, 1997. No sales have occurred and as a result, no royalty payments have yet been incurred or paid to GWU pursuant to the research agreement. RegeneRx has also filed numerous other patents related to TB4 and related compounds and indications for their use.

         As discussed above under "--Primary Commercial Development Focus - TB4
- Product Development," RegeneRx has obtained exclusive rights under a patent application filed by the NIH for the use of TB4 in the treatment of non-healing wounds. Subsequently, RegeneRx has filed numerous additional patent applications covering various compositions, uses and other aspects of TB4. There can be no assurance that these, or any other future patent applications under which RegeneRx has rights, will result in the issuance of a patent or that any patent issued will not be subject to challenge. In the case of a claim of patent infringement by or against RegeneRx, there can be no assurance that RegeneRx will be able to afford the expense of any litigation that may be necessary to enforce its proprietary rights.

EMPLOYEES

         RegeneRx utilizes a business strategy that involves contracting out research, development, manufacturing, and other functions to third parties partially in order to minimize the expense and overhead associated with the maintenance of a large infrastructure. Consistent with this strategy, RegeneRx currently utilizes several consultants, along with various other professional advisors, to advise its Chief Executive Officer and Board of Directors on all company matters. RegeneRx currently has three employees in addition to retaining several outside consultants and contractors.

CLINICAL TRIALS

         Under its current business model, RegeneRx uses a Contract Research Organization ("CRO"), to conduct all facets related to clinical trials. This includes any preclinical pharmacokinetics, toxicology, and formulation work required for human clinical trials. The CRO is also responsible for the conduct of clinical trials on behalf of RegeneRx. This will enable RegeneRx to efficiently perform high quality clinical trials without the need to build infrastructure to support such trials and without giving up any rights to its products. The FDA accepted RegeneRx's IND application in December 2002 and RegeneRx completed Phase I human clinical trials in September 2003.

Phase I enrolled 15 subjects. RegeneRx has raised additional capital for certain Phase II clinical trials. Phase II trials are scheduled to begin in the second quarter of 2004.

ITEM 2.  PROPERTIES

         RegeneRx's corporate headquarters are located in Bethesda, Maryland where it leases office space in an executive office suite. RegeneRx entered into the lease agreement for this property in April 2002. The lease agreement provides for a twelve-month term, which automatically renews upon expiration for an additional twelve months unless either RegeneRx or the lessor provides notice of termination as described in the agreement. For additional information, see
Note 8 of the Notes to Financial Statements included in this annual report.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         In March 2001, RegeneRx's common stock began trading on the OTC Bulletin Board under the symbol RGRX. Prior to that date, and during 2000 and 1999, RegeneRx's common stock traded in the over-the-counter market in the "pink sheets." RegeneRx also has outstanding classes of warrants to purchase RegeneRx common stock for which there is no public market.

         The following table sets forth the high and low bid prices for RegeneRx's common stock for the periods indicated as reported by myhdvest.com. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

         FOR THE YEAR ENDED                     HIGH          LOW
         DECEMBER 31, 2003:
         First Quarter                          $ .55        $ .27
         Second Quarter                         $1.70        $ .40
         Third Quarter                          $1.30        $ .70
         Fourth Quarter                         $1.25        $1.08

         DECEMBER 31, 2002:
         First Quarter                          $ .68        $ .15
         Second Quarter                         $ .72        $ .35
         Third Quarter                          $ .53        $ .22
         Fourth Quarter                         $ .60        $ .28

         As of December 31, 2003, there were approximately 1,035 holders of record of RegeneRx's common stock.

         RegeneRx has never paid a cash dividend on its common stock and does not anticipate that any cash dividends will be paid on the common stock in the foreseeable future due to RegeneRx's limited funds for operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

         Since its inception in 1982, RegeneRx's activities had consisted of conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of products for research, testing and clinical trials. In 2000, RegeneRx adopted a modified business plan calling on the outsourcing of most of the activities necessary to its mission of developing its Thymosin beta 4, or TB4, technology for the treatment of chronic wounds. This business model allows for the rapid and effective deployment of necessary resources without the burden of expensive and unwieldy infrastructure. It also allows RegeneRx to expand or contract its efforts depending on capital resources or other circumstances. RegeneRx has not generated revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. During 2003 and 2002, Company earned no revenues. RegeneRx's accumulated deficit of $39,179,190 through December 31, 2003 has been funded primarily by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by RegeneRx, limited product sales and royalties, and the sale of royalty rights. RegeneRx will require substantial funding in order to complete research and development activities, manufacturing for clinical trials, and the eventual marketing of any products that RegeneRx intends to develop.

         On June 11, 2003, RegeneRx completed the sale of 3,184,713 shares of restricted common stock pursuant to a private placement at a price of $.628 per share to Defiante Farmaceutica, L.d.a., a Portuguese company that is a wholly owned subsidiary of Sigma-Tau, S.p.A., a pharmaceutical company headquartered in Rome, Italy. RegeneRx received approximately $2.0 million in proceeds. In addition, RegeneRx granted Defiante warrants to purchase up to $1.5 million of additional restricted common stock of RegeneRx at prices ranging from $1.00 to $1.25 per share (or higher under certain circumstances) over a period of 18 months.

         On January 23, 2004, RegeneRx completed the sale of 2,393,580 shares of common stock pursuant to a private placement at a price of $.95 per share to Defiante and several private investors. RegeneRx received approximately $2.3 million in proceeds. In addition, RegeneRx granted investors warrants to purchase 1 share of common stock for every 4 shares of common stock purchased in the offering at a price of $1.50 per share over a period of 30 months.

         Although RegeneRx has no products that have received regulatory approval to date, RegeneRx's Investigational New Drug Application was accepted by the United States Food and Drug Administration in December 2002 allowing RegeneRx to commence the human testing of TB4 for dermal wounds. RegeneRx initiated a Phase I human clinical trial in March 2003, which studies were designed to establish safety in human subjects, and successfully completed the trial in September 2003. There were no significant adverse events associated with the drug in Phase I and results demonstrated it was well tolerated by all subjects. RegeneRx has recently raised additional capital for Phase II trials that are expected to begin in the first half of 2004. RegeneRx believes each of the Phase II trials, which it hopes to conduct in a somewhat parallel fashion, will take approximately 12-15 months each and will cost just over $2 million. RegeneRx plans to independently develop TB4 in the United States for chronic dermal wounds through completion of Phase III clinical trials.

         On January 22, 2004, RegeneRx exclusively licensed certain European rights to TB4 to Defiante. Defiante will develop TB4 for internal and external wounds in Europe and certain other contiguous and geographically relevant countries. The Agreement expires on a country-by-country basis upon the later of the expiration of the last to expire of any granted patent in the territory having at least one valid claim covering the products then on the market, the expiration of any other exclusive or proprietary marketing rights or twelve years from the effective date.

         Under the Agreement, Defiante will pay RegeneRx a royalty on commercial sales and will purchase all required TB4 from RegeneRx. When RegeneRx completes positive Phase II clinical trials in the United States, Defiante must either pay RegeneRx $5 million or initiate pivotal Phase III clinical trials in Europe to maintain the license. Defiante also will be obligated to attain future clinical and regulatory milestones in the licensed territory. As those milestones are obtained, certain performance criteria regarding commercial registration and minimum annual royalties will be required in each licensed country. The agreement does not prevent RegeneRx from sublicensing the technology in countries outside the licensed territory, and has no impact on any U.S. rights.

         At December 31, 2003, RegeneRx had cash and cash equivalents totaling $1,019,889 and working capital of $890,166 and total assets were $1,109,818. RegeneRx believes that its cash balances, and an additional $2,300,000 from the January 2004 private placement, will be sufficient to sustain current operations at least through December 31, 2004. RegeneRx is currently pursuing several potential financing alternatives for continuation of its research, development and clinical trials programs. There is no assurance that RegeneRx will be able to raise additional capital necessary to timely execute its current plan of operation or continue such plan of operation beyond December 2004 unless substantial additional capital is raised.

         As RegeneRx utilizes a virtual company strategy it does not currently expect to purchase or sell any properties or significant equipment and does not expect to have significant changes in the number of its employees. For more information about RegeneRx's virtual company strategy, see "Item 1. Business - General."

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

                    [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
RegeneRx Biopharmaceuticals, Inc.


         We have audited the accompanying balance sheets of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2003 and 2002, the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                 /s/ Reznick Fedder & Silverman


Bethesda, Maryland
February 1, 2004

                       RengeneRx Biopharmaceuticals, Inc.

                                 BALANCE SHEETS

                           December 31, 2003 and 2002

                                                                         2003           2002
                                                                    ------------    ------------
                                      ASSETS

Current assets
  Cash and  cash equivalents                                        $  1,019,889    $    474,338
  Due from related parties                                                26,897          24,817
  Other current assets                                                    36,428          18,929
                                                                    ------------    ------------
          Total current assets                                         1,083,214         518,084

Fixed assets, net of accumlated depreciation of $7,613 and $5,300          3,377           3,836
Proprietary rights, net of accumulated amortization of
     $2,973 and $1,187                                                    23,227          25,013
                                                                    ------------    ------------
          Total assets                                              $  1,109,818    $    546,933
                                                                    ============    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                $     81,268    $    138,984
    Accrued expenses                                                      91,734          78,116
    Letter agreements with vendors                                        20,046          20,046
                                                                    ------------    ------------
            Total current liabilities                                    193,048         237,146
                                                                    ------------    ------------
Commitments                                                                   --              --

Stockholders' equity
    Preferred stock, $.001 par value per share,
       1,000,000 authorized; no shares issued                                 --              --
    Common stock, par value $.001 per share,
       100,000,000 shares authorized; 30,098,968
        and 26,965,479 issued and outstanding                             30,099          26,966
    Additional paid-in capital                                        40,065,861      38,102,136
    Accumulated deficit                                              (39,179,190)    (37,519,315)
    Stock subscriptions                                                       --        (300,000)
                                                                    ------------    ------------
           Total stockholders' equity                                    916,770         309,787
                                                                    ------------    ------------
           Total liabilities and stockholders' equity               $  1,109,818    $    546,933
                                                                    ============    ============

   The accompanying notes are an integral part of these financial statements

                        RegeneRx Biopharmaceuticals, Inc.

                            STATEMENTS OF OPERATIONS

                     Years ended December 31, 2003 and 2002

                                                           2003             2002
                                                       ------------    ------------
Revenue                                                $         --    $         --
                                                       ------------    ------------
Expenses
   Research and development                                 775,752         885,631
   General and administrative                               848,743         559,641
                                                       ------------    ------------
Total expenses                                            1,624,495       1,445,272
                                                       ------------    ------------
Operating loss                                           (1,624,495)     (1,445,272)
                                                       ------------    ------------
Other income (expense)
   Other income                                                  --          10,648
   Interest income                                            7,571          30,077
   Interest expense                                         (42,951)             --
                                                       ------------    ------------
Total other income (expense)                                (35,380)         40,725
                                                       ------------    ------------
Net loss                                               $ (1,659,875)   $ (1,404,547)
                                                       ============    ============
Basic and diluted net loss per common share            $      (0.06)   $      (0.05)
                                                       ------------    ------------
Weighted average number of common shares outstanding     28,522,042      25,560,301
                                                       ============    ============

    The accompanying notes are an integral part of these financial statements

                        RegeneRx Biopharmaceuticals, Inc.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2003 and 2002

                                          Common Stock                                                                 Total
                                      ------------------------     Additional      Accumulated       Stock          stockholders'
                                      Shares            Amount   paid-in capital     deficit      subscriptions        equity
                                      ------            ------   ---------------     -------      -------------        ------
Balance, December 31, 2001           19,477,429        $ 19,477    $ 36,415,289    $(36,114,768)   $   (300,000)         19,998
Issuance of common stock              7,346,383           7,347       1,665,621              --              --       1,672,968
Exercise of warrants                    141,667             142          18,275              --              --          18,417
Stock option compensation                    --              --           2,951              --              --           2,951
Net loss                                     --              --              --      (1,404,547)             --      (1,404,547)
                                     ----------        --------    ------------    ------------    ------------      ----------
Balance, December 31, 2002           26,965,479          26,966      38,102,136     (37,519,315)       (300,000)        309,787
Issuance of common stock              3,184,713           3,185       1,986,815              --              --       1,990,000
Issuance of warrants                         --                          40,648              --              --          40,648
Exercise of options and warrants        306,500             306          30,345              --              --          30,651
Repayment and modification of
 subscription receivable               (357,724)           (358)       (109,642)             --         300,000         190,000
Stock option compensation                    --              --          15,559              --              --          15,559
Net loss                                     --              --              --      (1,659,875)             --      (1,659,875)
                                     ----------          ------    ------------    ------------    ------------      ----------
Balance, December 31, 2003           30,098,968        $ 30,099    $ 40,065,861    $(39,179,190)   $         --      $  916,770
                                     ==========        ========    ============    ============    ============      ==========

    The accompanying notes are an integral part of these financial statements

                       RegeneRx Biopharmaceuticals, Inc.

                            STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2003 and 2002

                                                                   2003            2002
                                                               -----------      ---------
Cash flows from operating activities:
  Net loss                                                      (1,659,875)   $(1,404,547)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                   4,099          3,289
     Compensation expense - stock options                           15,559          2,951
     Interest expense related to issuance of warrants               40,648             --
     Write-off of accounts payable                                      --        (43,329)
     Changes in operating assets and liabilities:
       Increase in other current assets                             (3,336)        (6,298)
       Increase in due from related party                           (2,080)       (15,619)
       Increase (decrease) in accounts payable                     (57,716)       123,601
       Increase in accrued expenses                                 13,618         52,823
                                                               -----------      ---------
              Net cash used in operating activities             (1,649,083)    (1,287,129)
                                                               -----------      ---------
Cash flows from investing activities:
    Purchase of fixed assets                                        (1,854)        (4,208)
    Purchase of license agreement                                       --         (5,000)
                                                               -----------      ---------
              Net cash used in investing activities                 (1,854)        (9,208)
                                                               -----------      ---------
Cash flows from financing activities:
  Proceeds from exercise of warrants                                30,651         18,417
  Proceeds from issuance of common stock                         1,990,000      1,717,000
  Repayment of subscription receivable                             190,000             --
  Deferred stock offering costs                                    (14,163)       (65,232)
                                                               -----------      ---------
     Net cash provided by financing activities                   2,196,488      1,670,185
                                                               -----------      ---------
     Net increase in cash and cash equivalents                     545,551        373,848
Cash and cash equivalents at beginning of period                   474,338        100,490
                                                               -----------      ---------
Cash and cash equivalents at end of period                     $ 1,019,889    $   474,338
                                                               ===========    ===========
Supplemental disclosure of significant noncash investing and financing activities:
     Modification of subscription receivable                   $   110,000    $        --
                                                               ===========    ===========
     Issuance of common stock for license agreement            $        --    $    21,200
                                                               ===========    ===========


    The accompanying notes are an integral part of these financial statements

                        REGENERx Biopharmaceuticals, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2003 and 2002


1.  ORGANIZATION AND BUSINESS

    Organization and Nature of Operations
    -------------------------------------

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

    During 1997, the Company entered into a Material Transfer Agreement - Cooperative Research and Development Agreement ("MTA-CRADA") with the National Institutes of Health ("NIH"), pursuant to which an NIH investigator used Thymosin beta 4, provided by the Company, in several studies including clinical trials, for the treatment of non-healing wounds. In exchange for providing the product and other data, the Company received an option to elect to negotiate for an exclusive or non-exclusive commercialization license from NIH pursuant to a patent application filed by NIH in 1998. The Company's option expired on February 11, 1999. The Company's Chairman is a co-inventor on the patent application filed by the NIH. As a result, he had an equal, undivided interest in the intellectual property described in the patent which he subsequently assigned to the Company on May 1, 2000, resulting in full but non-exclusive rights to the Company. On February 6, 2001, the Company signed an exclusive licensing agreement with NIH whereby the Company obtained on exclusive worldwide license to Thymosin beta 4 as a wound-healing drug. In exchange for the exclusive license, the Company must make certain royalty and milestone payments to NIH.

    The Company anticipates incurring additional losses in the future as it continues development of Thymosin Beta 4 and expands clinical trials for other indications of Thymosin Beta 4. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

    The Company has incurred negative cash flows from operations since its inception. The Company has expended and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will be adequate to fund the Company's projected operations beyond the year ending December 31, 2004, based on current and projected expenditure levels. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company's financing efforts will be successful. If adequate funds are not available, our financial condition and results of operations will be materially and adversely affected.

    Should the Company obtain substantial additional funding, other factors including competition, dependence on third parties, uncertainty regarding patents, protection of proprietary rights, manufacturing of peptides and technology obsolescence could have a significant impact on the Company and its operations.

                        RegeneRx Biopharmaceuticals, Inc.

                     Years ended December 31, 2003 and 2002


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

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents. The Company primarily invests excess cash in high-quality, liquid money market instruments (principally government and government agency notes and bills) maintained by financial institutions. Cash and cash equivalents are stated at cost which approximates fair value.

     Fixed Assets
     ------------

     Fixed assets are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs which do not significantly prolong the useful lives of the assets are charged to expense. Depreciation is computed using the straight-line method over the estimated useful lives of two to ten years.

     Proprietary Rights
     ------------------

     Proprietary rights are stated at cost and amortized using the straight-line method over the remaining life of approximately 15 years.

     Revenue Recognition
     -------------------

     The Company will recognize revenue from royalties from sales when received. The Company will recognize consulting revenue as the consulting services are performed.

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

                        RegeneRx Biopharmaceuticals, Inc.

                     Years ended December 31, 2003 and 2002


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Letter Agreements with Vendors
    ------------------------------

    The Company has entered into letter agreements with two vendors which are due on demand. As of December 31, 2003 and 2002, respectively, $20,046, remains payable to these vendors.

    Fair Value of Financial Instruments
    -----------------------------------

    The estimated fair values of the Company's cash and cash equivalents, due from related parties, accounts payable, letter agreements with vendors and accrued expenses approximate their carrying values, due to their short-term nature.

    Loss Per Share
    --------------
                                                         2003           2002
                                                    ------------   ------------
    Net loss available for common shareholders (A)  $ (1,659,875)  $ (1,404,547)
                                                    ============   ============
    Average outstanding:
    Common stock (B)                                  28,522,042     25,560,301
    Stock options and warrants                                --             --
                                                    ------------   ------------
    Common stock and stock equivalents (C)            28,522,042     25,560,301
                                                    ============   ============
    Loss per share:
    Basic (A/B)                                     $      (0.06)  $      (0.05)
    Diluted (A/C)                                   $      (0.06)  $      (0.05)

    Unexercised employee stock options and warrants, which were previously granted, to purchase 3,431,797 and 2,528,297 shares of the Company's common stock as of December 31, 2003 and 2002, respectively, were not included in the computations of diluted earnings per share. The Company incurred a net loss for the years ended December 31, 2003 and 2002, therefore, all potential common shares are antidilutive and not included in the calculation of diluted net loss per share.

    Stock Based Compensation
    ------------------------

    The Company uses the intrinsic-value method in accounting for its employee stock options rather than the alternative fair value accounting method. Companies that follow the intrinsic-value method must provide pro forma disclosure of the impact of applying the fair-value method.

    Transactions with nonemployees in which consideration is received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

                        RegeneRx Biopharmaceuticals, Inc.

                     Years ended December 31, 2003 and 2002


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Stock Based Compensation (Continued)
    ------------------------

    Effective January 1, 2003, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 also mandates certain new disclosures that are incremental to those required by SFAS No. 123.

    The following table summarizes relevant information as to reported results under the Company's intrinsic-value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions had been applied:

                                               For the Years Ended December 31,
                                                     2003          2002
                                                 -----------    -----------
Net loss, as reported                            $(1,659,875)   $(1,404,547)
Less: stock-based compensation                       (97,973)       (98,034)
                                                 -----------    -----------
Adjusted net loss                                $(1,757,848)   $(1,502,581)
                                                 ===========    ===========
Basic and diluted loss per share - as reported   $     (0.06)   $     (0.05)
Basic and diluted loss per share - as adjusted   $     (0.06)   $     (0.05)

The fair value for each option granted was estimated as the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

                                                     2003          2002
                                                 -----------    -----------
Risk free rate of return                                3.72%          3.98%
Expected life (in years)                                  10             10
Volatility                                            145.98%        191.37%


    Recent Accounting Pronouncements
    --------------------------------

    In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of FIN 45 did not have a material impact on either the operating results or financial position of the Company. The Company has complied with the disclosure provisions of FIN 45.

                        RegeneRx Biopharmaceuticals, Inc.

                     Years ended December 31, 2003 and 2002


3.   LICENSES

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments. The standard is effective for new or modified contracts after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on either the operating results or financial position of the Company.

     On April 23, 2002, the Company issued 40,000 shares of common stock pursuant to a license agreement with Morris A. Mann, M.D. through which the Company obtained an exclusive world-wide license to a certain patent related to Thymosin beta 4. In addition, the Company paid a license fee of $5,000 and will be required to pay royalties on future revenues related to the licensed patent. As of December 31, 2003, no such royalties have been incurred or paid by the Company.

     The Company has a worldwide license to certain uses of Thymosin beta 4 under a research agreement with George Washington University ("GWU") under which the Company is obligated to pay GWU a royalty of 4% on commercial sales. No such royalties have been incurred or paid as of December 31, 2003.

4.   RELATED PARTY TRANSACTIONS

     The Company had entered into a note receivable agreement with the Chairman of the Company in the original amount of $115,617. The note bore interest at 11.5% and was repayable in equal monthly installments. Payments on the note receivable were recognized as income by the Company when received and a total of $22,000 in payments were received in 2002. In March 2002, the Board of Directors agreed to forgive the remaining balance of $42,000 on the loan.

     In addition to his position with the Company, the Chairman of the Company is also Chairman of the Department of Biochemistry and Molecular Biology at GWU. The Company has not funded any research personally conducted by the Chairman, and anticipates that any future funding, if any, will also be limited to research projects performed by principal investigators at GWU other than Chairman. No funding was provided during 2003 or 2002.

     The Company has made advances to two officers which are non-interest bearing and due on demand. At December 31, 2003 and 2002, $26,897 and $24,817, respectively, are due from the officers.

     In February 2003, the Board of Directors approved the modification of the subscription notes receivable agreements between the Company and two officers totaling $150,000 for the purchase of Common Stock. Under the modified agreements, the two officers paid a total of $40,000 and returned 357,724 shares of Common Stock to the Company.

     In September 2003, the Company entered into a consulting agreement for a term of one year with an affiliate of an outside director of the Company. As consideration for certain business consulting services, the Company agreed to pay $4,000 per month. During the year ended December 31, 2003, the Company paid $16,000 under the agreement.

                        RegeneRx Biopharmaceuticals, Inc.

                     Years ended December 31, 2003 and 2002


5.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

    Fixed assets consist of the following:

                                                                December 31,
                                                              -----------------
                                                                2003      2002
                                                              -------   -------
     Furniture and equipment                                  $10,990   $ 9,136
     Less: accumulated depreciation                             7,613     5,300
                                                              -------   -------
                                                              $ 3,377   $ 3,836
                                                              =======   =======

     Accrued expenses consist of the following:
                                                                December 31,
                                                              -----------------
                                                                2003      2002
                                                              -------   -------
     Directors' bonus                                         $    --   $43,060
     Directors' fees                                               --     9,082
     Professional fees                                         84,612    24,000
     Other                                                      7,122     1,974
                                                              -------   -------
                                                              $91,734   $78,116
                                                              =======   =======

6.   NOTES PAYABLE AND STOCKHOLDERS' EQUITY

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

                        RegeneRx Biopharmaceuticals, Inc.

                     Years ended December 31, 2003 and 2002


6.   NOTES PAYABLE AND STOCKHOLDERS' EQUITY (Continued)

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

     Sales of Common Stock
     ---------------------

     In March 2002, the Company completed a private placement of its common stock. Under the terms of the private placement, the Company sold 7,346,383 restricted shares of its common stock at a price of $.235 per share. The total funds raised, net of offering costs, in the private placement amounted to $1,672,968.

     In June 2003, the Company completed the sale of 3,184,713 shares of its common stock pursuant to a private placement at a price of $.628 per share to Defiante Farmaceutica, L.d.a. ("Defiante"), a Portuguese company that is a wholly owned subsidiary of Sigma-Tau, S.p.A., a pharmaceutical company headquartered in Rome, Italy. The Company received proceeds, net of offering costs, of $1,990,000. In addition, the Company granted Defiante warrants to purchase 750,000 shares of its common stock at a price of $1.00 per share, exercisable through December 2005 and 600,000 shares of its common stock at a price of $1.25, exercisable between December 11, 2003 and December 11, 2004.

                        RegeneRx Biopharmaceuticals, Inc.

                     Years ended December 31, 2003 and 2002


6.   NOTES PAYABLE AND STOCKHOLDERS' EQUITY (Continued)

     Bridge Loan Agreements
     ----------------------

     In May 2003, the Company entered into Bridge Loan Agreements (the "Bridge Loans") with certain shareholders. The Bridge Loans totaling $400,000, accrued interest at 10% per annum and were scheduled to mature in November 2005. In addition, the Company issued warrants to purchase 200,000 shares of its common stock at $.10 per share. The principal and accrued interest were repaid in June 2003. The Company recorded interest expense of $40,648 related to the issuance of the warrants.

     Stock Based Compensation
     ------------------------

     The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price on the Company's Common Stock at the date of the grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. Generally, the Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's Common Stock on the grant date. Effective January 1, 2003, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." The following table summarizes relevant information as to reported results under the Company's intrinsic-value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions had been applied:

                                                   For the Years Ended December 31,
                                                      --------------------------
                                                           2003           2002
                                                      -----------    -----------
     Net loss, as reported                            $(1,659,875)   $(1,404,547)
     Less: stock-based compensation                       (97,973)       (98,034)
                                                      -----------    -----------
     Adjusted net loss                                $(1,757,848)   $(1,502,581)
                                                      ===========    ===========
     Basic and diluted loss per share - as reported   $     (0.06)   $     (0.05)
     Basic and diluted loss per share - as adjusted   $     (0.06)   $     (0.05)

     During 2002, the Company granted 900,000 options to members of the Board of Directors and 85,000 options to members of the Medical Advisory Board. During 2003, the Company granted 15,000 options to an employee and 15,000 options to a consultant. The grant price was equal or greater than the fair market price of the common stock at the date of the grant.

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

                        RegeneRx Biopharmaceuticals, Inc.

                     Years ended December 31, 2003 and 2002


6.   NOTES PAYABLE AND STOCKHOLDERS' EQUITY (Continued)

     directors, officers or employees of or consultants or advisors to the Company and options granted to any participant cannot exceed 100,000 shares in any one year. The exercise price of the options are to be determined by the Plan committee but shall never be less than the fair market value of the Common Stock on the date of the grant.


     During 2002, the Board of Directors of the Company approved the amended and restated 2000 Stock Option and Incentive Plan increasing the number of options that can be granted annually to an individual from 100,000 to 450,000 and increasing number of authorized shares reserved for issuance under the plan increased from 1,000,000 to 2,500,000.

     Directors Stock Option Plan
     ---------------------------

     The Directors Stock Option Plan was adopted by the Board of Directors and approved by the stockholders in 1987. Under the Plan, options to purchase 10,000 shares of Common Stock are granted automatically to each person who becomes a director after April 10, 1987, and who, at the time such person becomes a director, is not an employee of the Company. Options granted under the Plan have an exercise price per share equal to the fair market value of the Common Stock on the date of the grant. In 1992, the Plan was amended, with the approval of stockholders at the 1992 Annual Meeting (i) to add an automatic annual grant to each non-employee director of an option to purchase 5,000 shares of Common Stock if the individual is re-elected as a Director at the Annual Meeting, and (ii) to increase to 200,000 the number of shares of Common Stock issuable under the Plan. Options granted under the Plan have a ten-year term and become exercisable in 20% increments beginning on the date of the grant and on each anniversary date thereafter. The Plan expired in 1997. As of December 31, 2003, 10,000 options were outstanding under the Plan.

     Options, Warrants and Rights Outstanding And Exercisable
     --------------------------------------------------------

     The following table summarizes the Company's stock options, warrants and rights activity for 2003 and 2002:

                                                                    Weighted
                                       Number       Exercise         average
                                      of shares    price range    exercise price
                                      ---------  ---------------  --------------

    Outstanding, December 31, 2001    1,556,666  $0.04 to $10.50    $    0.24
    Granted                           1,123,297     0.25 to 0.45         0.28
    Exercised                          (141,666)            0.13         0.13
    Terminated                          (10,000)            9.50         9.50
                                      ---------  ---------------    ---------
    Outstanding, December 31, 2002    2,528,297  $0.04 to $10.50         0.23
    Granted                           1,580,000     0.10 to 1.25         0.98
    Exercised                          (306,500)            0.10         0.10
    Terminated                         (370,000)   0.12 to 10.50         0.40
                                      ---------  ---------------    ---------
    Outstanding, December 31, 2003    3,431,797  $0.04 to $10.50    $    0.57
                                      =========  ===============    =========

                        RegeneRx Biopharmaceuticals, Inc.

                     Years ended December 31, 2003 and 2002


6.  NOTES PAYABLE AND STOCKHOLDERS' EQUITY (Continued)

    Options, Warrants and Rights Outstanding And Exercisable (continued)
    --------------------------------------------------------------------

    The following table summarizes information about the options, warrants and rights outstanding at December 31, 2003:


                                    Options, warrants and rights        Options, warrants and
                                              outstanding                rights exercisable
                                --------------------------------------------------------------
                                                Weighted
                                                 average
                                                remaining
                                               contractual  Weighted                 Weighted
                                   Number         life       average      Number      average
    Range of exercise prices    Outstanding      (Years)    exercise   Outstanding   exercise
    ------------------------    -----------      -------    --------   -----------    --------
    $0.085                           25,000        7.01     $  0.085       25,000     $ 0.085
    0.10 to 0.53                  2,041,797        5.87        0.22     1,574,247        0.20
    1.00 to 1.25                  1,365,000        4.18        1.11     1,365,000        1.11
                                  ---------                             ---------
                                  3,431,797                             2,964,247
                                  =========                            ==========

    In August 1999, the Company granted 7,500,000 options, at an exercise price of $0.04. All 7,500,000 of these options were exercised in 2000 with payment in the form of four subscription notes receivable agreements totaling $300,000 and consulting services valued at $7,500. The notes bore interest at the rate of 6.09% with interest paid quarterly. The Company earned interest income of $18,270 on these notes, and as of December 31, 2002, there was a stock subscription receivable of $300,000. The notes matured in February 2003, at which time, two of the subscription notes receivable totaling $150,000 were repaid and the Board of Directors approved the modification of the subscription notes receivable agreements between the Company and two officers totaling $150,000 for the purchase of common stock. Under the modified agreements, the two officers paid a total of $40,000 and returned 357,724 shares of common stock to the Company.

7.  INCOME TAXES

    Deferred tax assets are comprised of the following:

                                                          December 31,
                                                  ----------------------------
                                                      2003            2002
                                                  ------------    ------------
    Net operating loss carryforwards              $ 14,168,000    $ 13,873,000
    Capital loss carryforward                          200,000         231,000
    Research and development tax credit                602,000         614,000
                                                  ------------    ------------
                                                    14,970,000      14,718,000
    Valuation allowance                            (14,970,000)    (14,718,000)
                                                  ------------    ------------
    Net deferred tax assets                       $        --     $         --
                                                  ============    ============

                        RegeneRx Biopharmaceuticals, Inc.

                     Years ended December 31, 2003 and 2002


7.   INCOME TAXES (Continued)

     The Company has provided a full valuation allowance for deferred tax assets since realization of these future benefits cannot be reasonably assured as a result of recurring operating losses. If the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense, subject to certain limitations.

     At December 31, 2003, the Company had net operating loss, capital loss and research and development tax credit carryforwards of approximately $37.8 million, $.6 million and $.6 million, respectively, for income tax purposes which expire in various years through 2023. Certain substantial changes in the Company's ownership would result in an annual limitation on the amount of the net operating loss carryforwards which can be utilized.

8.   COMMITMENTS

     Lease
     -----

     In August 1999, the Company entered into an agreement to lease office space in Bethesda, Maryland. The lease was for a period of three months and expired on November 30, 1999. Under the terms of the lease agreement, the lease automatically renewed upon expiration for an additional three months, unless either the Company or the lessor provided notice of termination of the lease 60 days prior to expiration. In April 2002, the Company entered into an agreement to lease additional office space. The lease was for a period of twelve months. Under the terms of the lease agreement, the lease renewed automatically upon expiration for an additional twelve months, unless either the Company or the leaser provides notice of termination of the lease as described in the agreement. In December 2003, the Company entered into a new one-year lease agreement which included all existing office space plus additional office space required by the Company. The Company's rent expense for 2003 and 2002 was $38,892 and $32,961, respectively. The future minimum lease payments for the year ending December 31, 2004 are $27,192.

     Employment Continuity Agreements
     --------------------------------

     The Company has entered into employment contracts with two executives. The agreements are three years in length and provide for minimum salary levels, an option to purchase shares of the Company's stock and include incentive bonuses determined by the Board of Directors of the Company. The aggregate minimum commitment for future salaries, excluding bonuses, as of December 31, 2003 is approximately $285,000.

9.   SUBSEQUENT EVENTS

     License and Supply Agreement
     ----------------------------

     On January 22, 2004, the Company entered into a Thymosin Beta 4 License and Supply Agreement (the Agreement) with Defiante, to grant to Defiante the exclusive right to use Thymosin Beta 4 to conduct research and development activities in Europe. Under the Agreement, the Company will receive fees and royalty payments based on a percentage of sales of Thymosin Beta 4 - related products by Defiante, as defined. The term of the Agreement is the later of the expiration of any patents developed under the Agreement, any marketing rights or 2016.

     Sale of Common Stock and Issuance of Warrants
     ---------------------------------------------

     On January 23, 2004, the Company completed a private placement of its common stock. Under the terms of the private placement, the Company sold 2,393,580 shares of common stock at $.95 per share. In addition, the Company granted 598,397 warrants, each of which is exercisable immediately to purchase one share of common stock at an exercise price of $1.50 per share and has a term of 30 months. The total funds raised in the private placement totaled approximately $2.3 million.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.  CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company adopted a Code of Ethics for its Principal Executive Officer and Senior Financial Officer (the "Code of Ethics"). A copy of the Code of Ethics is filed as an exhibit to this Form 10-KSB. The Code of Ethics is also available free of charge by writing to the Company at 3 Bethesda Metro Center, Suite 700, Bethesda, Maryland 20814.

         Information regarding directors and executive officers of the Company appearing under the caption "Election of Directors" and the section under the caption "Compliance With Section 16(a) of The Exchange Act" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days from the end of the 2003 fiscal year (the "2004 Proxy Statement"), is hereby incorporated by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         Information appearing under the caption "Executive Compensation" in the 2004 Proxy Statement is hereby incorporated by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Stock Ownership of Significant Stockholders, Directors and Executive Officers" in the 2004 Proxy Statement is hereby incorporated by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information setting forth the relationship and related transactions with certain persons appearing under the captions "Certain Relationships and Related Transactions" in the 2004 Proxy Statement is hereby incorporated by reference.

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

4.3           Warrant Agreement, dated March 12, 1997                            Exhibit 4.3 to the Company's Annual
                                                                                 Report on Form 10-K, File No. 0-15070
                                                                                 (filed March 31, 1997)

4.4           Warrant Agreement, dated January 23, 2004                          Exhibit 4.4 to the Company's
                                                                                 Registration Statement on Form SB-2,
                                                                                 File No. 333-113417 (filed March 9,
                                                                                 2004)

10.1          Patent License Agreement - Exclusive, between the U.S. Public      Exhibit 10.1 to the Company's Annual
              Health Service and the Company                                     Report on Form 10-KSB, File No.
                                                                                 0-15070 (filed April 2, 2001)**

10.2          Amended and Restated Directors Stock Option                        Exhibit 10.25 to the Company's Annual
              Plan                                                               Report on Form 10-K, File No. 0-15070
                                                                                 (filed March 26, 1993)

10.3          2000 Stock Option and Incentive Plan                               Filed as an Appendix to the Company's
                                                                                 preliminary proxy materials, File No.
                                                                                 0-15070 (filed September 29, 2000)

10.4          Unit Purchase Agreement dated March 12, 1997                       Exhibit 10.25 to the Company's Annual
                                                                                 Report on Form 10-K, File No. 0-15070
                                                                                 (filed March 31, 1997)

10.5          Registration Rights Agreement, dated March 12, 1997                Exhibit 10.26 to the Company's Annual
                                                                                 Report on Form 10-K, File No. 0-15070
                                                                                 (filed March 31, 1997)

10.6          Lease Agreement dated April 5, 2002 between the Company and HQ     Exhibit 10.7 to RegeneRx' Annual
              Global Workplaces, Inc.                                            Report on Form 10-KSB, File No.
                                                                                 0-15070 (filed March 31, 2003)

10.7          Employment Agreement                                               Exhibit 10.8 to the Company's
                                                                                 Registration Statement on Form SB-2,
                                                                                 File No. 333-113417 (filed March 9,
                                                                                 2004)

10.8          Employment Agreement                                               Exhibit 10.9 to the Company's
                                                                                 Registration Statement on Form SB-2,
                                                                                 File No. 333-113417 (filed March 9,
                                                                                 2004)

10.9          License Agreement                                                  Exhibit 10.10 to the Company's
                                                                                 Registration Statement on Form SB-2,
                                                                                 File No. 333-113417 (filed March 9,
                                                                                 2004)***

10.10         Securities Purchase Agreement                                      Exhibit 10.11 to the Company's
                                                                                 Registration Statement on Form SB-2,
                                                                                 File No. 333-113417 (filed March 9,
                                                                                 2004)

14            Code of Ethics                                                     Filed herewith

23            Consent of Reznick Fedder & Silverman, P.C.                        Filed herewith

31.1          Certification dated March 30, 2004                                 Certification pursuant to Section 302
                                                                                 of the Sarbanes-Oxley Act of 2002
                                                                                 (filed herewith)

32.1          Certification dated March 30, 2004                                 Certification Pursuant to 18 U.S.C.
                                                                                 Section 1350, as Adopted Pursuant to
                                                                                 Section 906 of The Sarbanes-Oxley Act
                                                                                 of 2002 (filed herewith)

---------------
* Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company. ** Portions of this document have been omitted pursuant to a previously granted confidential treatment application.
*** Portions of this document have been omitted pursuant to a request for confidential treatment

(b) REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of the 2003 fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under the caption "Ratification of Appointment of Auditors" in the 2004 Proxy Statement is hereby incorporated by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REGENERX BIOPHARMACEUTICALS, INC.
                                       (Registrant)

         March 30, 2004                By: /s/ J.J. Finkelstein
                                           -------------------------------------
                                           J.J. Finkelstein
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


           Signature                                   Title                                   Date
/s/ Allan L. Goldstein                    Chairman of the Board, Chief Scientific          March 30, 2004
--------------------------------          Advisor, and Director
Allan L. Goldstein


/s/ J.J. Finkelstein                      President, Chief Executive Officer, and          March 30, 2004
--------------------------------          Director
J.J. Finkelstein


/s/ Albert Rosenfeld                      Secretary, Treasurer, and Director               March 30, 2004
--------------------------------
Albert Rosenfeld


/s/ Joseph C. McNay                       Director                                         March 30, 2004
--------------------------------
Joseph C. McNay


/s/ Richard J. Hindin                     Director                                         March 30, 2004
--------------------------------
Richard J. Hindin