Form 10KSB/A
period 2003-12-31
REGENERX BIOPHARMACEUTICALS INC
filed 2004-04-29
CIK 707511

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No.1)


(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________

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

The number of shares of issuer's Common Stock outstanding as of March 2, 2004 was 32,542,548.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES     NO  X
                                                              ---    ---

The primary purpose of this Amendment No. 1 to the Form 10-KSB for the year ended December 31, 2003, is to timely file required Part III information and to make other textual changes. The Part III information was originally expected to be incorporated from the proxy statement for the 2004 annual meeting, however, the proxy statement will not be filed until May.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         RegeneRx Biopharmaceuticals, Inc. ("RegeneRx") was formed in 1982 and is a pharmaceutical research and development company focusing on the development of products to treat a variety of human diseases. RegeneRx's current primary business focus is the commercialization of Thymosin beta 4 ("T(beta)4"), a 43 amino acid peptide. RegeneRx is concentrating its efforts on the use of T(beta)4 for the treatment of injured tissue and non-healing wounds to enable more rapid repair and/or tissue regeneration.

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

PRIMARY COMMERCIAL DEVELOPMENT FOCUS - THYMOSIN BETA 4

         General. Originally isolated from the thymus, Thymosin beta 4 is a chemically synthesized copy of a natural human peptide that circulates in the blood and plays a vital role in the regeneration, remodeling and healing of tissues. Although it is recognized that wound healing is a complex process, most companies working to develop new drugs in this area have focused primarily on adding different growth factors to stimulate healing and have, to date, failed to demonstrate dramatic improvements in the healing process. T(beta)4 represents a new type of compound being developed to speed the healing of injured tissues, accelerate the growth of blood vessels and reduce inflammation. It represents a technology platform from which RegeneRx intends to investigate potential clinical uses beyond chronic dermal wounds. Unlike compounds such as Platelet-Derived Growth Factor, Keratinocyte Growth Factor, Epidermal Growth Factor, or basic Fibroblast Growth Factor, T(beta)4 is not a growth factor and, unlike Interleukin-1 or Tumor Necrosis Factor, T(beta)4 is not a cytokine. (Cytokines are proteins and peptides, which act as immune regulators and modulate the functional activities of individual cells and tissues.) Rather, it regulates the actin molecule and reduces inflammation in most mammalian cells and as such plays a vital role in the healing of injured or damaged tissues. Actin comprises up to 10% of the protein of non-muscle cells and plays a central role in cell structure (formation of the cytoskeleton) and in the movement of cells throughout the body. Research studies from the National Institute of Health ("NIH") established that T(beta)4 stimulates the migration of human keratinocytes (skin cells) and the migration of human endothelial cells. Endothelial cells are the major cell types responsible for the formation of blood vessels and other tissues. These studies were the first to document the important role of T(beta)4 in wound healing.

         Product Development. RegeneRx first began evaluating T(beta)4 in diseases associated with actin toxicity, such as cystic fibrosis. In March 1997, RegeneRx provided funding under a research contract with Vanderbilt University to determine the effect of T(beta)4 in a sheep model of Adult Respiratory Distress Syndrome, a syndrome associated with septic shock. In animal models of septic shock, Thymosin beta 4 has been shown to reduce endotoxin-induced death, presumably by modulating pathologic mediators of inflammation and cell death, including the depolymerization of actin. RegeneRx is considering additional studies for this use of Thymosin beta 4 and holds two patents related to this application. See "--Proprietary Rights" below.

         RegeneRx's main product development focus is the use of T(beta)4 for the treatment of non-healing wounds and similar medical problems, such as Epidermolysis Bullosa, chronic pressure ulcers and diabetic lower extremity ulcers. RegeneRx entered into a Material Transfer - Cooperative Research and Development Agreement with the

NIH during the second quarter of 1997. Under this agreement, RegeneRx received an option to elect an exclusive or non-exclusive commercialization license from the NIH for any patent rights that might result from the NIH research study that relate to the use of T(beta)4 as a tissue growth and repair factor. A provisional patent application was filed by NIH in July 1998, with a Patent Cooperation Treaty application filed in July 1999, pertaining to the work performed on T(beta)4. On February 6, 2001, RegeneRx executed an agreement with the NIH giving RegeneRx an exclusive worldwide license from the NIH for all claims to T(beta)4 within the patent application. In exchange for the exclusive license, RegeneRx must make certain royalty and milestone payments to the NIH. No assurance can be given as to whether or when a patent will be issued, or as to any conditions that might be attached to the patent.

         To date, the NIH has performed pre-clinical animal studies using T(beta)4, supplied by RegeneRx, which have indicated that T(beta)4 is effective in healing injured dermal and ocular tissue and improving wound healing and chemical burns in normal, elderly, diabetic, and steroid-suppressed rodents and other mammals. In December of 2002, RegeneRx initiated research under an Investigational New Drug Application ("IND"), from the U.S. Food and Drug Administration ("FDA") allowing it to begin Phase I human clinical trials. The Phase I study was successfully completed in September of 2003. For additional information regarding the regulatory approval process for RegeneRx's products, see "-- Government Regulation" below.

         Other areas RegeneRx may explore with T(beta)4 are the healing of eye injuries, including chemical burns and inflammatory processes, post surgical healing, and wound healing in patients undergoing steroidal therapy, among other indications. RegeneRx also is reconsidering the possible applications of T(beta)4 for the treatment of septic shock and cystic fibrosis, as well as other internal wound healing applications.

         All of RegeneRx's efforts to develop additional applications would likely require substantial additional capital or a strategic alliance or other partnership arrangement with a firm providing the capital and/or necessary expertise. RegeneRx has placed development of T(beta)4 for wound healing as its highest product development priority. For additional information regarding RegeneRx's efforts to commercialize Thymosin beta 4, see "--Proprietary Rights" below.

MANUFACTURING

         RegeneRx, uses outside contract manufacturers to manufacture bulk T(beta)4 and formulate it into a final product, which product was used for its Phase I clinical trials and will be used for future clinical trials. Additional manufacturers have been identified for manufacturing of the bulk T(beta)4 as well as for the final T(beta)4 products. No agreements with these manufacturers have been entered into, however, and no assurance can be given that such agreements will be negotiated on terms favorable to RegeneRx, or at all. Contractors will be selected on the basis of their supply capability, ability to produce a drug substance in accordance with current Good Manufacturing Practice requirements of the FDA and to meet Company-established specifications. Although RegeneRx has enough bulk T(beta)4 for its currently scheduled clinical trials, there can be no assurance that RegeneRx will have sufficient funds to cover the costs of manufacturing additional materials for further development.


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


         The results of the pre-clinical and clinical testing with detailed information on manufacturing are submitted to the FDA in the form of a New Drug Application, or NDA, or Biologics License Application, or BLA, for approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. Therefore, even if RegeneRx completes Phase III clinical trials for certain of its products, and submits an NDA or BLA to the agency, there can be no assurance that the FDA will grant marketing approvals, or if granted, that they will be granted on a timely basis. If the FDA does approve a product, it may require, among other things, post-marketing testing, including potentially expensive Phase IV studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may be difficult and expensive to administer. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market.

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


         In December 2002, RegeneRx requested T(beta)4 be designated an "Orphan Drug" under the Orphan Drug Act. Under the Act, the FDA may designate a product or products as having Orphan Drug status to treat "a rare disease or condition" which is a disease or condition that affects populations of less than 200,000 individuals in the United

States, or, if victims of a disease number more than 200,000, the sponsor establishes that it does not realistically anticipate its product sales will be sufficient to recover its costs. If a product is designated as an Orphan Drug, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. One such incentive is marketing exclusivity. The sponsor that obtains the first marketing for a designated Orphan Drug for a given indication is eligible to receive marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug and for different indications. The sponsor of the first approved NDA (or BLA) for a given drug for its use in treating a given rare disease may receive marketing exclusivity for that specific use. Even if a sponsor of a product for an indication for use with an Orphan Drug designation is the first to obtain FDA approval of an NDA (or BLA) for that designation and obtains marketing exclusivity, another sponsor's application for the same drug product may be approved by the FDA during the period of exclusivity if the FDA concludes that it is clinically superior. In early 2003, RegeneRx received a response indicating that at that time there was insufficient information in order to base a grant of the designation. The FDA, however, recommended that RegeneRx resubmit a new application when additional scientific and/or clinical evidence had been obtained. RegeneRx is in the process of preparing such application for resubmission.

PROPRIETARY RIGHTS

         Under a research agreement with The George Washington University ("GWU"), RegeneRx funded T(beta)4 research at GWU and was granted a sole and exclusive world-wide license to any patents that resulted from such research. While RegeneRx no longer funds research under this agreement, RegeneRx remains obligated under the research agreement to pay GWU a royalty of 4% of the net sales, if any, of specified products covered by patents issued in connection with the agreement. Pursuant to the research agreement, RegeneRx has exclusive rights to patent applications filed in the United States and in Europe disclosing the use of T(beta)4 for the treatment of septic shock and associated syndromes, including Adult Respiratory Distress Syndrome. Two U.S. patents have been issued. The first patent, No. 5,578,570, entitled "Method of Treating Septic Shock Using T(beta)4," issued on November 26, 1996 and expires in November 2013 and the second patent, No. 5,593,964, entitled "Method of Treating Septic Shock By Preventing Actin Polymerization," issued on January 14, 1997 and expires in October 2014. No sales have occurred and as a result, no royalty payments have yet been incurred or paid to GWU pursuant to the research agreement. RegeneRx has also filed numerous other patents related to T(beta)4 and related compounds and indications for their use.

         As discussed above under "--Primary Commercial Development Focus - Thymosin Beta 4 - Product Development," RegeneRx has obtained exclusive rights under a patent application filed by the NIH for the use of T(beta)4 in the treatment of non-healing wounds. Subsequently, RegeneRx has filed numerous additional patent applications covering various compositions, uses and other aspects of T(beta)4. Recently, RegeneRx was issued a patent in Australia on T(beta)4 and wound healing, entitled "Thymosin B4 Promotes Wound Repair" which expires twenty years from the filing date July 29, 1999. In addition, RegeneRx holds the rights to a U.S. patent relating to the treatment of an autoimmune skin disease that results in hair loss, Alopecia. The patent, No. 6,030,948, entitled "Hair Regeneration Compositions for Treatment of Alopecia and Method of Application Related Thereto," issued February 29, 2000 and expires in December of 2017. There can be no assurance that these, or any other future patent applications under which RegeneRx has rights, will result in the issuance of a patent or that any patent issued will not be subject to challenge. In the case of a claim of patent infringement by or against RegeneRx, there can be no assurance that RegeneRx will be able to afford the expense of any litigation that may be necessary to enforce its proprietary rights.


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

CLINICAL TRIALS


         Under its current business model, RegeneRx uses a Contract Research Organization, or CRO, to conduct all facets related to clinical trials. This includes any preclinical pharmacokinetics, toxicology, and formulation work required for human clinical trials. The CRO is also responsible for the conduct of clinical trials on behalf of RegeneRx. This enables RegeneRx to efficiently perform high quality clinical trials without the need to build infrastructure to support such trials and without giving up any rights to its products. The FDA accepted RegeneRx's IND application in December 2002 and TherImmune Research Corporation , a CRO, completed Phase I human clinical trials in September 2003 on behalf of RegeneRx. Phase I enrolled 15 subjects. RegeneRx has raised additional capital for certain Phase II clinical trials. Phase II trials are scheduled to begin in the second quarter of 2004. RegeneRx has entered into an agreement with PAREXEL International, LLC, another CRO, to conduct its Phase II trials.

MATERIAL AGREEMENTS

RESEARCH, DEVELOPMENT AND LICENSING AGREEMENTS

         RegeneRx has a research agreement with The George Washington University, whereby RegeneRx funded T(beta)4 research at GWU and was granted a sole and exclusive world-wide license to any patents that resulted from such research. While RegeneRx no longer funds research under this agreement, RegeneRx remains obligated under the research agreement to pay GWU a royalty of 4% of the net sales, if any, of specified products covered by patents issued in connection with the agreement. Pursuant to the research agreement, RegeneRx has exclusive rights to patent applications filed in the United States and in Europe disclosing the use of T(beta)4 for the treatment of septic shock and associated syndromes, including Adult Respiratory Distress Syndrome. Two U.S. patents have been issued. No sales have occurred and as a result, no royalty payments have yet been incurred or paid to GWU pursuant to the research agreement.

National Institute of Health

         RegeneRx entered into a Material Transfer - Cooperative Research and Development Agreement with the National Institute of Health during the second quarter of 1997. Under this agreement, RegeneRx received an option to elect an exclusive or non-exclusive commercialization license from the NIH for any patent rights that might result from the NIH research study that relate to the use of T(beta)4 as a tissue growth and repair factor. A provisional patent application was filed by NIH in July 1998, with a Patent Cooperation Treaty application filed in July 1999, pertaining to the work performed on T(beta)4. On February 6, 2001, RegeneRx executed an agreement with the NIH giving RegeneRx an exclusive worldwide license from the NIH for all claims to T(beta)4 within the patent application. In exchange for the exclusive license, RegeneRx must make certain royalty and milestone payments to the NIH. Although the initial patent under the Agreement was issued in Australia in February 2004, no assurance can be given as to whether or when any other such patents will be issued, or as to any conditions that might be attached to the patent.

         To date, the NIH has performed non-clinical animal studies using T(beta)4, supplied by RegeneRx, which have indicated that T(beta)4 is effective in healing injured dermal and ocular tissue and improving wound healing and chemical burns in normal, elderly, diabetic, and steroid-suppressed rodents and other mammals. In December of 2002, RegeneRx initiated research under an Investigational New Drug Application, from the U.S. Food and Drug Administration allowing it to begin Phase I human clinical trials. The Phase I study was successfully completed in September of 2003

Defiante Farmaceutica, L.d.a.

         On January 22, 2004, RegeneRx exclusively licensed certain European rights to T(beta)4 to Defiante Farmaceutica, L.d.a., a Portuguese company that is a wholly owned subsidiary of Sigma-Tau, S.p.A., a pharmaceutical company headquartered in Rome, Italy. Defiante will develop T(beta)4 for internal and external wounds in Europe and certain other contiguous and geographically relevant countries. The Agreement expires on a country-by-country basis upon the later of the expiration of the last to expire of any granted patent in the territory having at least one valid claim covering the products then on the market, the expiration of any other exclusive or proprietary marketing rights or twelve years from the effective date.

         Under the Agreement, Defiante will pay RegeneRx a royalty on commercial sales and will purchase all required T(beta)4 from RegeneRx. When RegeneRx completes positive Phase II clinical trials in the United States, Defiante must either pay RegeneRx $5 million or initiate pivotal Phase III clinical trials in Europe to maintain the license. Defiante also will be obligated to attain future clinical and regulatory milestones in the licensed territory. As those milestones are obtained, certain performance criteria regarding commercial registration and minimum annual royalties will be required in each licensed country. The agreement does not prevent RegeneRx from sublicensing the technology in countries outside the licensed territory, and has no impact on any U.S. rights.

CONTRACT RESEARCH ORGANIZATION AGREEMENTS

         In general, RegeneRx enters into a master services agreement with a CRO that describes the general scope of the relationship and a protocol for specific tasks within the agreement. Then, the work is done and the payments are made according to task orders that the company signs with the CRO. RegeneRx had previously engaged TherImmune Research Corporation (which was acquired by GeneLogic, Inc. in April 2003), a CRO, to completed its Phase I trials of T(beta)4. RegeneRx paid a total of approximately $1.2 million to TherImmune for their work on the Phase I trials completed in September of 2003. RegeneRx recently entered into a masters services agreement in March 2004 with PAREXEL International, LLC to conduct its Phase II trials to begin in the second quarter of 2004. RegeneRx will pay up to approximately $2 million for the contemplated Phase II clinical trials, although it is under no obligation to undertake any such trials at this time. The Master Services Agreement is in effect until the sooner of the completion of the services related to the clinical trials under the agreement or five years. It may be terminated upon prior written notice to the other party with differing terms when either party is in breach of the agreement.


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

                  FOR THE YEAR ENDED           HIGH         LOW
                  DECEMBER 31, 2003:
                  First Quarter                $.55         $.27
                  Second Quarter               $1.70        $.40
                  Third Quarter                $1.30        $.70
                  Fourth Quarter               $1.25        $1.08

                  DECEMBER 31, 2002:

                  First Quarter                $.68         $.15
                  Second Quarter               $.72         $.35
                  Third Quarter                $.53         $.22
                  Fourth Quarter               $.60         $.28

         As of December 31, 2003, there were approximately 1,035 holders of record of RegeneRx's common stock.

         RegeneRx has never paid a cash dividend on its common stock and does not anticipate that any cash dividends will be paid on the common stock in the foreseeable future due to RegeneRx's limited funds for operations.


EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about RegeneRx's common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2003.



                                                                                              NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                    NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE             FUTURE ISSUANCE UNDER
                                    BE ISSUED UPON EXERCISE      EXERCISE PRICE OF          EQUITY COMPENSATION PLANS
                                    OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,          (EXCLUDING SECURITIES
                                      WARRANTS AND RIGHTS       WARRANTS AND RIGHTS          REFLECTED IN COLUMN (A))

          PLAN CATEGORY                        (A)                        (B)                          (C)
Equity compensation plans                   1,225,000                     0.32                      1,275,000
approved by stockholders

Equity compensation plans not                   0                          0                            0
approved by stockholders

Total                                       1,225,000                     0.32                      1,275,000


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

         Since its inception in 1982, RegeneRx's activities had consisted of conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of products for research, testing and clinical trials. In 2000, RegeneRx adopted a modified business plan calling on the outsourcing of most of the activities necessary to its mission of developing its Thymosin beta 4, or T(beta)4, technology for the treatment of chronic wounds. This business model allows for the rapid and effective deployment of necessary resources without the burden of expensive and unwieldy infrastructure. It also allows RegeneRx to expand or contract its efforts depending on capital resources or other circumstances. RegeneRx has not generated revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. During 2003 and 2002, Company earned no revenues. RegeneRx's accumulated deficit of $39,179,190 through December 31, 2003 has been funded primarily by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by RegeneRx, limited product sales and royalties, and the sale of royalty rights. RegeneRx will require substantial funding in order to complete research and development activities, manufacturing for clinical trials, and the eventual marketing of any products that RegeneRx intends to develop.

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


         Although RegeneRx has no products that have received regulatory approval to date, RegeneRx's Investigational New Drug Application was accepted by the United States Food and Drug Administration in December 2002 allowing RegeneRx to commence the human testing of T(beta)4 for dermal wounds. RegeneRx initiated a Phase I human clinical trial in March 2003, which studies were designed to establish safety in human subjects, and successfully completed the trial in September 2003. There were no significant adverse events associated with the drug in Phase I and results demonstrated it was well tolerated by all subjects. RegeneRx has recently raised additional capital for Phase II trials that are expected to begin in the first half of 2004. RegeneRx believes the Phase II trials, which it hopes to conduct in a somewhat parallel fashion, will take approximately 12-15 months each and will cost just over $2 million. RegeneRx plans to independently develop T(beta)4 in the United States for chronic dermal wounds through completion of Phase III clinical trials.

         On January 22, 2004, RegeneRx exclusively licensed certain European rights to T(beta)4 to Defiante. Defiante will develop T(beta)4 for internal and external wounds in Europe and certain other contiguous and geographically relevant countries. The Agreement expires on a country-by-country basis upon the later of the expiration of the last to expire of any granted patent in the territory having at least one valid claim covering the products then on the market, the expiration of any other exclusive or proprietary marketing rights or twelve years from the effective date.

         Under the Agreement, Defiante will pay RegeneRx a royalty on commercial sales and will purchase all required T(beta)4 from RegeneRx. When RegeneRx completes positive Phase II clinical trials in the United States, Defiante must either pay RegeneRx $5 million or initiate pivotal Phase III clinical trials in Europe to maintain the license. Defiante also will be obligated to attain future clinical and regulatory milestones in the licensed territory. As those milestones are obtained, certain performance criteria regarding commercial registration and minimum annual royalties will be required in each licensed country. The agreement does not prevent RegeneRx from sublicensing the technology in countries outside the licensed territory, and has no impact on any U.S. rights.

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

ITEM 7.  FINANCIAL STATEMENTS

         The following audited financial statements and related documents are presented herein on the following pages:

                                                                 PAGE

INDEPENDENT AUDITORS' REPORT                                       9

FINANCIAL STATEMENTS

         BALANCE SHEETS                                           13

         STATEMENTS OF OPERATIONS                                 14

         STATEMENTS OF STOCKHOLDERS' EQUITY                       15

         STATEMENTS OF CASH FLOWS                                 16

         NOTES TO FINANCIAL STATEMENTS                            17

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
                                                                    ============    ============

   The accompanying notes are an integral part of these financial statements

                        RegeneRx Biopharmaceuticals, Inc.

                            STATEMENTS OF OPERATIONS

                     Years ended December 31, 2003 and 2002


                                                           2003             2002
                                                       ------------    ------------
Revenue                                                $         --    $         --
                                                       ------------    ------------
Expenses
   Research and development                                 775,752         885,631
   General and administrative                               848,743         559,641
                                                       ------------    ------------
Total expenses                                            1,624,495       1,445,272
                                                       ------------    ------------
Operating loss                                           (1,624,495)     (1,445,272)
                                                       ------------    ------------
Other income (expense)
   Other income                                                  --          10,648
   Interest income                                             7,57        1 30,077
   Interest expense                                         (42,951)             --
                                                       ------------    ------------
Total other income (expense)                                (35,380)         40,725
                                                       ------------    ------------
Net loss                                               $ (1,659,875)   $ (1,404,547)
                                                       ============    ============
Basic and diluted net loss per common share            $      (0.06)   $      (0.05)
                                                       ------------    ------------
Weighted average number of common shares outstanding     28,522,042      25,560,301
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
                                     ==========        ========    ============    ============    ============      ==========

    The accompanying notes are an integral part of these financial statements

                       RegeneRx Biopharmaceuticals, Inc.

                            STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2003 and 2002

                                                                   2003            2002
                                                               -----------      ---------
Cash flows from operating activities:
  Net loss                                                      (1,659,875)   $(1,404,547)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                   4,099          3,289
     Compensation expense - stock options                           15,559          2,951
     Interest expense related to issuance of warrants               40,648             --
     Write-off of accounts payable                                      --        (43,329)
     Changes in operating assets and liabilities:
       Increase in other current assets                             (3,336)        (6,298)
       Increase in due from related party                           (2,080)       (15,619)
       Increase (decrease) in accounts payable                     (57,716)       123,601
       Increase (decrease) in accrued expenses                      13,618         52,823
                                                               -----------      ---------
              Net cash used in operating activities             (1,649,083)    (1,287,129)
                                                               -----------      ---------
Cash flows from investing activities:
    Purchase of fixed assets                                        (1,854)        (4,208)
    Purchase of license agreement                                       --         (5,000)
                                                               -----------      ---------
              Net cash used in investing activities                 (1,854)        (9,208)
                                                               -----------      ---------
Cash flows from financing activities:
  Proceeds from exercise of warrants                                30,651         18,417
  Proceeds from issuance of common stock                         1,990,000      1,717,000
  Repayment of subscription receivable                             190,000             --
  Deferred stock offering costs                                    (14,163)       (65,232)
                                                               -----------      ---------
     Net cash provided by financing activities                   2,196,488      1,670,185
                                                               -----------      ---------
     Net increase in cash and cash equivalents                     545,551        373,848
Cash and cash equivalents at beginning of period                   474,338        100,490
                                                               -----------      ---------
Cash and cash equivalents at end of period                     $ 1,019,889    $   474,338
                                                               ===========    ===========
Supplemental disclosure of significant noncash investing and financing activities:
     Modification of subscription receivable                   $   110,000    $        --
                                                               ===========    ===========
     Issuance of common stock for license agreement            $        --    $    21,200
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

                        RegeneRx Biopharmaceuticals, Inc.

                     Years ended December 31, 2003 and 2002


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Letter Agreements with Vendors
    ------------------------------


    The Company has entered into letter agreements with two vendors as settlement for past due trade payables. The letter agreements are due on demand. As of December 31, 2003 and 2002, $20,046 remains payable to these vendors.


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

    The following table summarizes relevant information as to reported results under the Company's intrinsic-value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions had been applied:

                                               For the Years Ended December 31,
                                                     2003          2002
                                                 -----------    -----------
Net loss, as reported                            $(1,659,875)   $(1,404,547)
Less: stock-based compensation                       (97,973)       (98,034)
                                                 -----------    -----------
Adjusted net loss                                $(1,757,848)   $(1,502,581)
                                                 ===========    ===========
Basic and diluted loss per share - as reported   $     (0.06)   $     (0.05)
Basic and diluted loss per share - as adjusted   $     (0.06)   $     (0.06)

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



                                                   For the Years Ended December 31,
                                                      --------------------------
                                                           2003           2002
                                                      -----------    -----------
     Net loss, as reported                            $(1,659,875)   $(1,404,547)
     Less: stock-based compensation                       (97,973)       (98,034)
                                                      -----------    -----------
     Adjusted net loss                                $(1,757,848)   $(1,502,581)
                                                      ===========    ===========
     Basic and diluted loss per share - as reported   $     (0.06)   $     (0.05)
     Basic and diluted loss per share - as adjusted   $     (0.06)   $     (0.06)

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

     Options, Warrants and Rights Outstanding And Exercisable
     --------------------------------------------------------


     The following table summarizes the Company's stock options activity for 2003 and 2002:


                                                                    Weighted
                                      Number        Exercise         average
                                     of shares     price range    exercise price
                                     ---------   ---------------  --------------

    Outstanding, December 31, 2001     230,000  $ 0.28 to $10.50    $    1.14
    Granted                            985,000      0.25 to 0.45         0.27
    Exercised                               --                --           --
    Terminated                         (10,000)             9.50         9.50
                                     ---------   ---------------    ---------
    Outstanding, December 31, 2002   1,205,000  $0.085 to $10.50         0.27
    Granted                             30,000      0.40 to 1.07         0.74
    Exercised                               --                --           --
    Terminated                         (10,000)            10.50        10.50
                                     ---------   ---------------    ---------
    Outstanding, December 31, 2003   1,225,000  $ 0.04 to $10.50    $    0.28
                                     =========   ===============    =========

                        RegeneRx Biopharmaceuticals, Inc.

                     Years ended December 31, 2003 and 2002


6.  NOTES PAYABLE AND STOCKHOLDERS' EQUITY (Continued)

    Options, Warrants and Rights Outstanding And Exercisable (Continued)
    --------------------------------------------------------------------


    The following table summarizes information about the options outstanding at December 31, 2003:



                                    Options, warrants and rights        Options, warrants and
                                              outstanding                rights exercisable
                                --------------------------------------------------------------
                                                Weighted
                                                 average
                                                remaining
                                               contractual  Weighted                  Weighted
                                   Number         life       average      Number      average
    Range of exercise prices    Outstanding      (Years)    exercise   Outstanding    exercise
    ------------------------    -----------      -------    --------   -----------    --------
    $0.085                           25,000        7.01     $ 0.085        25,000     $ 0.085
    0.10 to 0.53                  1,185,000        7.72        0.28       717,450        0.27
    1.07                             15,000        9.52        1.07        15,000        1.07
                                  ---------                             ---------
                                  1,225,000                               757,450
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

    The following table summarizes the Company's warrants activity for 2003 and 2002:

                                                                    Weighted
                                       Number       Exercise         average
                                      of shares    price range    exercise price
                                      ---------  ---------------  --------------

    Outstanding, December 31, 2001    1,326,666   $0.10 to $0.13    $    0.11
    Granted                             138,297             0.35         0.35
    Exercised                          (141,666)            0.13         0.13
    Terminated                               --               --           --
                                      ---------  ---------------    ---------
    Outstanding, December 31, 2002    1,323,297   $0.10 to $0.35         0.13
    Granted                           1,550,000     0.10 to 1.25         0.98
    Exercised                          (306,500)            0.10         0.10
    Terminated                         (360,000)            0.12         0.12
                                      ---------  ---------------    ---------
    Outstanding, December 31, 2003    2,206,797   $0.10 to $1.25    $    0.73
                                      =========  ===============    =========

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         RegeneRx's Board of Directors consists of five directors. RegeneRx's bylaws allow for not less than three and not more than seven Directors. Directors are elected annually to serve one-year terms.

         The following table sets forth, with respect to each director and executive officer, his name and age, the year in which he first became a director of RegeneRx, and his principal occupation and business experience during the past five years.



--------------------------------------------------------------------------------------------------------------------
              NAME,
  YEAR FIRST BECAME DIRECTOR                                         PRINCIPAL OCCUPATION AND
        OF COMPANY, TITLE              AGE                              BUSINESS EXPERIENCE
--------------------------------------------------------------------------------------------------------------------
J.J. Finkelstein, 2002                 52       RegeneRx's President and CEO since 2002 and a member of the Board
President and CEO                               of Directors since 2002. Mr. Finkelstein has been a chief
                                                executive officer and consultant in the bioscience industry for the past twenty years, having served as Chief Executive Officer of three biomedical companies since 1982, including as CEO of
                                                RegeneRx from 1984 to 1989 and as Vice-Chairman from 1989 to 1991.

--------------------------------------------------------------------------------------------------------------------

Allan L. Goldstein, 1982               66       Chairman of the Board of RegeneRx since 1982; Chief Executive
Chairman and Chief Scientific                   Officer of RegeneRx from 1982 to 1986, and 1999 to 2002; Chief
Officer                                         Scientific Advisor of RegeneRx from 1982 to present; Professor and
                                                Chairman of Department of Biochemistry and Molecular Biology at
                                                The George Washington University School of Medicine and Health
                                                Sciences from 1978 to present.

--------------------------------------------------------------------------------------------------------------------

Albert Rosenfeld, 1982                 83       Secretary - Treasurer of RegeneRx from 1999 to present; Consultant
Secretary and Treasurer                         on Future Programs for March of Dimes Birth Defect
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
              NAME,
  YEAR FIRST BECAME DIRECTOR                                         PRINCIPAL OCCUPATION AND
       OF COMPANY, TITLE               AGE                              BUSINESS EXPERIENCE
--------------------------------------------------------------------------------------------------------------------
                                                Foundation from 1973 to present; Adjunct Assistant Professor,
                                                Department of Human Biological Chemistry and Genetics at
                                                University of Texas Medical Branch, from 1974 to 1998; author and lecturer on scientific matters.

--------------------------------------------------------------------------------------------------------------------

Richard J. Hindin, 2002                61       Director of Chicken Out Rotisserie Inc., founded in 1991, which operates 28 restaurants in four states and the District of
                                                Columbia, with annual sales in excess of $30 million. In 1967, he co-founded Britches of Georgetown, Inc., (Britches) a clothing retailer specializing in the sale of upscale men's and women's apparel and accessories. Mr. Hindin also serves as Chairman of the
                                                Board of The Institute of Advanced Studies in Immunology and
                                                Geriatric Medicine, a non-profit 501(c)(3) corporation that specializes in disseminating medical information to the public as well as providing the pharmaceutical industry with an independent source for testing vaccines and drugs for the elderly. Mr. Hindon is also President of Hinsilblon Laboratories Ltd., a company based in Cape Coral, Florida which sells odor neutralization products and delivery systems.

--------------------------------------------------------------------------------------------------------------------

Joseph C. McNay, 1987                  69       Managing Principal, Chairman and Chief Investment Officer of Essex
                                                Investment Management Company, LLC, a registered investment advisor, from 1976 to present; Director of Softech, Inc. and MPSI
                                                System, Inc.

--------------------------------------------------------------------------------------------------------------------

                      MEDICAL AND SCIENTIFIC ADVISORY BOARD

         RegeneRx has an advisory board called the Medical and Scientific Advisory Board. RegeneRx's Medical and Scientific Advisory Board consists of experts in various medical and scientific fields who advise RegeneRx on key aspects of its wound-healing technology platform, based on T(beta)4. They advise RegeneRx in such areas as potential therapeutic uses for T(beta)4, strategies for clinical development, and evaluation of new scientific or medical data. In addition, the members also introduce RegeneRx to companies who might be interested in working with it on its technology.

         All outside MSAB members receive options for 30,000 shares of stock at the trailing 20-day average bid, which vest over three years. They also receive $1,000 for each MSAB annual meeting they attend plus all travel expenses. The MSAB has had no annual meetings to date.

         The members of the MSAB are Allan L. Goldstein (Chairman); Albert Rosenfeld; Herve Byron, MD; Barrett Katz, MD, MBA; Steve Kovacs, MD, MBA; Claudio De Simone, Ph.D.; Jo-David Fine, MD, MPH.

                   BOARD OF DIRECTORS' MEETINGS AND COMMITTEES

         The Company's Board of Directors met 5 times in fiscal 2003. During 2003, no director of the Company attended fewer than 75% of the aggregate of the total number of Board meetings and the total number of meetings held by the committees of the Board of Directors on which he served. The Board of Directors of the Company has standing Audit, Compensation and Stock Option committees.

         The Audit Committee seeks to ensure that appropriate audits of the Company are conducted, as well as the adequacy of the internal accounting controls and the integrity of financial reporting. The members of the Audit Committee are Directors McNay and Rosenfeld. The Audit Committee met once during fiscal 2003. For additional information regarding the audit committee, see "Audit Committee Matters" below.

         The Compensation Committee is responsible for the determination of compensation paid to executive officers. The members of the Compensation Committee are Directors McNay and Rosenfeld. The Compensation Committee met once in fiscal 2003.

         The Stock Option Committee is responsible for administering the Company's stock option plans and in this capacity approves stock option grants. Each director is a member of the Stock Option Committee. The Stock Option Committee met once in fiscal 2003.

         The entire Board of Directors of the Company acts as the Nominating Committee for selecting nominees for election to the Board. The Nominating Committee generally meets once per year to make nominations. While the Nominating Committee will consider nominees recommended by stockholders, the Nominating Committee has not actively solicited such nominations. Pursuant to the Company's bylaws, nominations for election as directors by stockholders at an Meeting must be made in writing and delivered to the Company's Secretary not less than fourteen days nor more than fifty days prior to the date of the meeting. If, however, notice of the meeting is given to stockholders less than twenty-one days prior to the meeting, the nominations must be received by the close of business on the seventh day following the day on which notice of the meeting was mailed to stockholders.

AUDIT COMMITTEE MATTERS

         Audit Committee Report. The Audit Committee has issued the following report with respect to the audited financial statements of the Company for the year ended December 31, 2003:

              o The Audit Committee has reviewed and discussed with the Company's management the Company's 2003 audited financial statements;

              o The Audit Committee has discussed with the Company's independent auditors (Reznick Fedder & Silverman, P.C.) the matters required to be discussed by Statement on Auditing Standards No. 61;

              o The Audit Committee has received the written disclosures and letter from the independent auditors required by Independence Standards Board No. 1 (which relates to the auditors' independence from the Company) and has discussed with the auditors their independence from the Company; and

              o Based on the review and discussions referred to in the three items above, the Audit Committee recommended to the Board of Directors that the fiscal 2003 audited financial statements be included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

         Submitted by the Audit Committee of the Company's Board of Directors:

                                 Joseph C. McNay
                                 Albert Rosenfeld

         Independence and Other Matters. Under the definition of independence contained in the National Association of Securities Dealers' listing standards for the Nasdaq Stock Market, Mr. McNay is "independent." Because he is an officer of the Company, Mr. Rosenfeld is not "independent" under this definition. Mr. McNay is the audit committee financial expert as defined in Item 401(e) of Regulation S-B. The Company's Board of Directors has not adopted a written charter for the audit committee.

DIRECTORS' COMPENSATION

         Directors McNay and Rosenfeld were previously owed director fees earned prior to 1999 and totaling $9,082 at the end of 2002. These amounts were repaid during 2003. Non-employee directors are paid $1,000 per board meeting attended in person (or $300 if attended by telephone conference) and an annual amount of $5,000. Employee directors, such as Directors Goldstein and Finkelstein, are not paid for board service and meeting attendance. In addition, directors are not compensated for committee service or meeting attendance.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to report to the SEC their initial ownership of the Company's common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the SEC and the Company is required to disclose any late filings or failures to file.

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company or written representations that no reports were required during the fiscal year ended December 31, 2003, the Company believes that during the past fiscal year its officers, directors and greater than ten percent (10%) beneficial owners complied with all filing requirements.

CODE OF ETHICS

         The Company adopted a Code of Ethics for its Principal Executive Officer and Senior Financial Officer (the "Code of Ethics"). A copy of the Code of Ethics is filed as an exhibit to this Form 10-KSB. The Code of Ethics is also available free of charge by writing to the Company at 3 Bethesda Metro Center, Suite 700, Bethesda, Maryland 20814.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table summarizes for the years indicated the compensation paid by RegeneRx to its Chief Executive Officer during 2003 and all executive officers of RegeneRx that earned a salary and bonus for 2003 in excess of $100,000.



                                                                                                 LONG TERM
                                                            ANNUAL COMPENSATION             COMPENSATION AWARDS (4)
                                                            -------------------             -----------------------
                                                                                Other         Restricted
                                                                                Annual          Stock
                                      Fiscal                                 Compensation       Award      Options      All Other
     Name and Principal Position       Year       Salary        Bonus           ($)(3)           ($)         (#)       Compensation
     ---------------------------       ----       ------        -----           ------           ---         ---       ------------

     J.J. Finkelstein,                 2003      $175,000    $20,000                --             --         --            --
     President and Chief               2002      $175,000    (2)                    --             --    500,000            --
     Executive Officer(1)              2001            --         --                --             --         --      $107,670
                                                                  --                                          --

     Allan L. Goldstein,               2003      $110,000    $20,000(2)             --             --         --            --
     Chairman and Chief                2002      $110,000         --                --             --    300,000       $37,674
     Scientific Advisor                2001       $55,000         --                --             --         --        $5,000

-----------------

(1) On March 19, 2002, J.J. Finkelstein was appointed as RegeneRx's President and Chief Executive Officer, replacing Dr. Goldstein who will remain as Chairman and Chief Scientific Advisor of RegeneRx.
(2) Dr. Goldstein and J.J. Finkelstein were awarded a $20,000 bonus for work performed in 2002. The amounts were accrued as of 12/31/02 and paid in 2003.
(3) Dr. Goldstein and Mr. Finkelstein did not receive any (a) personal benefits or perquisites which exceeded the lesser of $50,000 or 10% of his salary and bonus; (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long term incentive plans prior to settlement or maturation; (d) amounts reimbursed for payment of taxes; or (e) preferential discounts on stock.
(4) RegeneRx had no long-term incentive plans in existence and made no payouts or awards under such plans.

The following table provides information as to the value realized and unrealized by Dr. Goldstein and Mr. Finkelstein related to stock options during 2003. No stock options were exercised by Dr. Goldstein or Mr. Finkelstein during 2003.

--------------------------------------------------------------------------------------------------------------------
                               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                           AND FY-END OPTION VALUES
--------------------------------------------------------------------------------------------------------------------
                                                        NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED                IN-THE-MONEY
                                                         OPTIONS AT FY-END                 OPTIONS AT FY-END
                                                                (#)                                ($)
--------------------------------------------------------------------------------------------------------------------
                             SHARES
                            ACQUIRED       VALUE
                          ON EXERCISE     REALIZED    EXERCISABLE   UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
        NAME                  (#)           ($)          (#)             (#)              ($)               ($)*
--------------------------------------------------------------------------------------------------------------------

Allan L. Goldstein             --           --          201,000         99,000          176,880           87,120

--------------------------------------------------------------------------------------------------------------------

J.J. Finkelstein               --           --          335,000        165,000          294,800          145,200

--------------------------------------------------------------------------------------------------------------------

* Based on a closing stock price on December 31, 2003 of $1.21 and an exercise price of $0.33.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows, as of March 2, 2004, the beneficial ownership of RegeneRx's common stock by:

              o any persons or entities known by management to beneficially own more than five percent of the outstanding shares of RegeneRx common stock as of the record date;
              o   each director of RegeneRx; and
              o all of the executive officers and directors of RegeneRx as a group.

         The persons named in the following table have sole voting and dispositive powers for all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the footnotes to the table.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to outstanding options, warrants or other rights to acquire held by a person that are currently exercisable or exercisable within 60 days after March 2, 2004 are included in the number of shares beneficially owned by the person and deemed outstanding shares for purposes of calculating the person's percentage ownership. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. As of March 2, 2004, there were 32,542,548 shares of RegeneRx common stock outstanding.



                                                                                                    Percent of
                                                                              Beneficial           Common Stock
                      Name of Beneficial Owner                                Ownership             Outstanding
-------------------------------------------------------------------------------------------------------------------
J. J. Finkelstein
Director, President and Chief Executive Officer                               2,012,388(1)             6.12

Allan L. Goldstein,
Chairman and Chief Scientific Officer                                         2,333,786(2)             7.13

Albert Rosenfeld, Director, Secretary and Treasurer                              86,766(3)             0.27

                                                                                                    Percent of
                                                                              Beneficial           Common Stock
                      Name of Beneficial Owner                                Ownership             Outstanding
-------------------------------------------------------------------------------------------------------------------
Richard J. Hindin, Director                                                   1,803,258(4)             5.54

Joseph C. McNay, Director                                                     1,410,777(5)             4.31

Sidney J. Silver                                                              1,900,000(6)             5.85

Defiante Farmaceutica Unipessoal, L.d.a.                                     10,105,822(7)            29.63

All executive officers and directors as a group (5 persons)                   7,646,975(8)            22.80

--------
(1) Consists of (i) 1,608,638 shares owned directly by Mr. Finkelstein over which he has sole voting and dispositive powers; and (ii) 12,500 shares held by Mr. Finkelstein's minor daughter with respect to which Mr. Finkelstein shares voting and dispositive powers. The address for Mr. Finkelstein is c/o RegeneRx Biopharmaceuticals, Inc., 3 Bethesda Metro Center, Suite 700, Bethesda, Maryland 20814. Does not include 96,250 options to purchase common stock to be issued to Mr. Finkelstein under the Amended and Restated Option Plan that are currently unexercisable.

 (2) Consists of (i) 2,091,536 shares owned directly by Dr. Goldstein and his wife over which they share voting and dispositive powers. The address for Dr. Goldstein is c/o RegeneRx Biopharmaceuticals, Inc., 3 Bethesda Metro Center, Suite 700, Bethesda, Maryland 20814. Does not include 57,750 options to purchase common stock to be issued to Dr. Goldstein under the Amended and Restated Option Plan that are currently unexercisable.

(3) Consists of (i) 10,100 shares owned directly by Mr. Rosenfeld over which he has sole voting and dispositive powers; and (ii) 76,666 shares which Mr. Rosenfeld has the right to acquire through the exercise of stock options that are currently exercisable. Does not include 33,334 options to purchase common stock to be issued to Mr. Rosenfeld under the Amended and Restated Option Plan that are currently unexercisable. The address for Mr. Rosenfeld is c/o RegeneRx Biopharmaceuticals, Inc., 3 Bethesda Metro Center, Suite 700, Bethesda, Maryland 20814.

(4) Consists of (i) 1,750,188 shares owned directly by Mr. Hindin over which he has sole voting and dispositive powers; and (ii) 33,333 which Mr. Hindin has the right to acquire through the exercise of stock options that are currently exercisable. Does not include 66,667 options to purchase common stock to be issued to Mr. Hindin under the Amended and Restated Option Plan that are currently unexercisable. The address for Mr. Hindin is 407 Chain Bridge Road, McLean, Virginia 22101.

(5) Consists of (i) 1,142,795 shares owned directly by Mr. McNay over which he has sole voting and dispositive powers; (ii) 76,666 shares which Mr. McNay has the right to acquire through the exercise of stock options that are currently exercisable; and (iii) 191,316 shares which Mr. McNay has the right to acquire pursuant to the exercise of warrants. Does not include 33,334 options to purchase common stock to be issued to Mr. McNay under the Amended and Restated Option Plan that are currently unexercisable. The address for Mr. McNay is c/o RegeneRx Biopharmaceuticals, Inc., 3 Bethesda Metro Center, Suite 700, Bethesda, Maryland 20814.

(6) The address for Mr. Silver is c/o Silver, Freedman & Taff, L.L.P., 1100 New York Avenue, N.W., Washington, D.C. 20005.

(7) Consists of (i) 8,492,664 shares owned directly by Defiante over which they have sole voting and dispositive powers and (ii) 1,613,158 shares which Defiante have the right to acquire pursuant to the exercise of warrants. The address for Defiante Farmaceutica Unipessoal, L.d.a. is Rua dos Ferreiros, 260, Funchal-Madeira (Portugal) 9000-082. Claudio Cavazza and Paolo Cavazza exercise the voting, investment and dispositive rights over the securities.

(8)  Includes the shares noted in the footnotes above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         RegeneRx made advances to two officers prior to July 2002 which were non-interest bearing and due on demand. At December 31, 2003 and 2002, $17,417 and $23,417, respectively, are due from the officers. Of the amounts due from the officers, $17,417 and $23,417 due in 2003 and 2002, respectively, were related to the previous personal loans while the remainder were related to routine corporate travel advances.

         In February 2003, the Board of Directors approved the modification of the subscription notes receivable agreements between RegeneRx and two officers totaling $150,000 for the purchase of common stock. Under the modified agreements, the two officers paid a total of $40,000 and returned 357,724 shares of common stock to the company.

         In May 2003, RegeneRx entered into Bridge Loan Agreements with certain shareholders, including Richard J. Hindin, a director. The Bridge Loans totaling $400,000, accrued interest at 10% per annum and were scheduled to mature in November 2005. In addition, RegeneRx issued warrants to purchase 200,000 shares of its common stock at $.10 per share. The principal and accrued interest were repaid in June 2003. RegeneRx recorded interest expense of $40,648 related to the issuance of the warrants.

EMPLOYMENT AGREEMENTS

         On January 1, 2002, Dr. Goldstein and J.J. Finkelstein entered into employment contracts with RegeneRx to serve as Chairman and Chief Scientific Advisor and President and Chief Executive Officer, respectively. In February 2004, the Compensation Committee voted to increase the salaries of Dr. Goldstein and Mr. Finkelstein to $125,000 and $200,000, respectively. The other terms of the agreements are as otherwise stated below.

Employment Contract of Dr. Goldstein
------------------------------------

         Pursuant to the terms of his employment agreement, Dr. Goldstein is not obligated to devote 100% of his time to RegeneRx and continues to be employed by The George Washington University in Washington, D.C. The initial term of Dr. Goldstein's employment agreement is three years. The agreement will automatically be extended for successive one-year terms unless RegeneRx or Dr. Goldstein elects not to extend the agreement. The agreement provides for annual compensation of $110,000 and eligibility to receive an annual bonus in the discretion of the Board of Directors of RegeneRx. In consideration for his services, RegeneRx also granted Dr. Goldstein an option to purchase 300,000 shares of RegeneRx's common stock at a purchase price equal to fair market value pursuant to the Amended and Restated Option Plan. Dr. Goldstein's option vested as to 34% of the option shares on the first anniversary of the grant (January 1, 2003) and in twenty-four (24) equal monthly installments thereafter so long as he remains employed by RegeneRx. In the event of Dr. Goldstein's termination without cause or upon the occurrence of certain change in control events, Dr. Goldstein's stock shall immediately vest and be released from RegeneRx's repurchase option.

         Pursuant to the agreement, Dr. Goldstein is entitled to participate in and receive all standard employee benefits under applicable Company welfare benefits plans and programs to the same extent as other senior executives of RegeneRx and to participate in all applicable incentive plans, including stock option, stock, bonus, savings and retirement plans provided by RegeneRx which are offered to senior executive officers in RegeneRx. The agreement also provides that Dr. Goldstein will receive such perquisites as RegeneRx may establish from time to time which are commensurate with his position and comparable to those received by other senior executives of RegeneRx (including vacation of at least four (4) weeks per annum and holidays, leaves of absence and leaves for illness and temporary disability in accordance with the policies of RegeneRx and federal, state and local law).

         Dr. Goldstein is prohibited under the agreement participating in or taking any position, investment or interest known by him to be adverse or antagonistic to RegeneRx, its business or prospects, financial or otherwise. In addition, Dr. Goldstein is bound by a proprietary information, nonsolicitation, noncompetition and inventions assignment agreement as part of his employment agreement.

         If Dr. Goldstein's employment is terminated without cause (as defined in the employment agreement) or he terminates his employment for any reason within 12 months after a change of control event, RegeneRx is obligated to pay him a lump sum payment in an amount equal to his then annual base salary (less federal and state tax withholding) as severance pay. Dr. Goldstein is required to sign a release in favor of RegeneRx as a condition to receiving the severance payment.

         Pursuant to the employment agreement, RegeneRx may terminate Dr. Goldstein in the event of his death, or any illness, disability or other incapacity that renders him unable regularly to perform his duties generally for more than either one hundred twenty (120) consecutive days or more than a total of one hundred eighty (180) days in any consecutive twelve (12) month period. Dr. Goldstein may resign his employment for good reason by giving notice to RegeneRx. Good reason generally is defined by the employment agreement as a material change in his duties or responsibilities with RegeneRx, which causes his position to become one of lesser responsibility or importance, or a relocation of his place of employment by more than 60 miles or a material reduction in the benefits and perquisites provided to him or any material failure by RegeneRx to pay his the compensation and benefits under this Agreement. If Dr. Goldstein resigns with good reason, RegeneRx is obligated to pay him the severance described above.

Employment Contract of Mr. Finkelstein
--------------------------------------

         Pursuant to the terms of his employment agreement, Mr. Finkelstein is expected to devote 100% of his time and efforts to RegeneRx. The initial term of Mr. Finkelstein's employment agreement is three years. The agreement will automatically be extended for successive one-year terms unless RegeneRx or Mr. Finkelstein elects not to extend the agreement. The agreement provides for annual compensation of $175,000 and eligibility to receive an annual bonus in the discretion of the Board of Directors of RegeneRx. In consideration for his services, RegeneRx also granted Mr. Finkelstein an option to purchase 500,000 shares of RegeneRx's common stock at a purchase price equal to fair market value pursuant to the Amended and Restated Option Plan. Mr. Finkelstein's option vested as to 34% of the option shares on the first anniversary of the grant (January 1, 2003) and in twenty-four (24) equal monthly installments thereafter so long as he remains employed by RegeneRx. In the event of Mr. Finkelstein's termination without cause or upon the occurrence of certain change in control events, Mr. Finkelstein's stock shall immediately vest and be released from RegeneRx's repurchase option.

         Pursuant to the agreement, Mr. Finkelstein is entitled to participate in and receive all standard employee benefits under applicable Company welfare benefits plans and programs to the same extent as other senior executives of RegeneRx and to participate in all applicable incentive plans, including stock option, stock, bonus, savings and retirement plans provided by RegeneRx which are offered to senior executive officers in RegeneRx. The agreement also provides that Mr. Finkelstein will receive such perquisites as RegeneRx may establish from time to time which are commensurate with his position and comparable to those received by other senior executives of RegeneRx (including vacation of at least four (4) weeks per annum and holidays, leaves of absence and leaves for illness and temporary disability in accordance with the policies of RegeneRx and federal, state and local law). Under the employment agreement, RegeneRx also is obligated to maintain a life insurance policy covering the life of Mr. Finkelstein with coverage in the amount of not less than $1,000,000 and a disability insurance policy with coverage in the maximum amount allowable or appropriate as determined by his base salary, provided that RegeneRx is not obligated to pay more than $600 per month in the aggregate, for life and disability coverage.

         Mr. Finkelstein is prohibited under the agreement participating in or taking any position, investment or interest known by him to be adverse or antagonistic to RegeneRx, its business or prospects, financial or otherwise. In addition, Mr. Finkelstein is bound by a proprietary information, nonsolicitation, noncompetition and inventions assignment agreement as part of his employment agreement.

         If Mr. Finkelstein's employment is terminated without cause (as defined in the employment agreement) or he terminates his employment for any reason within 12 months after a change of control event, RegeneRx is obligated to pay him a lump sum payment in an amount equal to his then annual base salary (less federal and state tax withholding) as severance pay. In addition, RegeneRx will reimburse him for premiums he pays for life and disability insurance for a 12 month period. Such reimbursement, in the aggregate, generally will be capped at the $600 per month. Mr. Finkelstein is required to sign a release in favor of RegeneRx as a condition to receiving any severance payment.

         Pursuant to the employment agreement, RegeneRx may terminate Mr. Finkelstein in the event of his death, or any illness, disability or other incapacity that renders him unable regularly to perform his duties generally for more than either one hundred twenty (120) consecutive days or more than a total of one hundred eighty (180) days in any consecutive twelve (12) month period. Mr. Finkelstein may resign his employment for good reason by giving notice to RegeneRx. Good reason generally is defined by the employment agreement as a material change in his duties or responsibilities with RegeneRx, which causes his position to become one of lesser responsibility or importance, or a relocation of his place of employment by more than 60 miles or a material reduction in the benefits and perquisites provided to him or any material failure by RegeneRx to pay his the compensation and benefits under this Agreement. If Mr. Finkelstein resigns with good reason, RegeneRx is obligated to pay him the severance described above.

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

3.4                Bylaws of Company                                                  Exhibit 3.2 to Registration Statement
                                                                                      No. 33-9370 (filed October 8, 1986)

3.5                Amendment No. 1 to Bylaws of Company adopted                       Exhibit 4.7 to Registration Statement
                   August 11, 1989                                                    No. 33-34551, Amendment No. 3 (filed
                                                                                      June 21, 1990)

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

10.7               Employment Agreement                                               Exhibit 10.8 to the Company's Registration
                                                                                      Statement on Form SB-2, File No. 333-113417
                                                                                      (filed March 9, 2004)

10.8               Employment Agreement                                               Exhibit 10.9 to the Company's Registration
                                                                                      Statement on Form SB-2, File No. 333-113417
                                                                                      (filed March 9, 2004)

10.9               License Agreement                                                  Exhibit 10.10 to the Company's Registration
                                                                                      Statement on Form SB-2, File No. 333-113417
                                                                                      (filed March 9, 2004)***

10.10              Securities Purchase Agreement                                      Exhibit 10.11 to the Company's Registration
                                                                                      Statement on Form SB-2, File No. 333-113417
                                                                                      (filed March 9, 2004)

10.11              Master Services Agreement                                          Exhibit 10.12 to the Company's Registration
                                                                                      Statement on Form SB-2, Amendment No. 1,
                                                                                      File No. 333-113417 (filed April 23, 2004)

14                 Code of Ethics                                                     Previously filed

23                 Consent of Reznick Fedder & Silverman, P.C.                        Previously filed

31.1               Certification dated April 29,  2004                                Certification pursuant to Section 302
                                                                                      of the Sarbanes-Oxley Act of 2002
                                                                                      (filed herewith)

32.1               Certification dated April 29,  2004                                Certification Pursuant to 18 U.S.C.
                                                                                      Section 1350, as Adopted Pursuant to
                                                                                      Section 906 of The Sarbanes-Oxley Act
                                                                                      of 2002 (filed herewith)

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

(b) REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of the 2003 fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


Fees paid to RegeneRx's independent auditors, Reznick Fedder & Silverman for the last two fiscal years ended December 31 were as follows:

                                               2003                 2002
                                               ----                 ----
           AUDIT FEES:                       $ 22,500             $ 15,000
           AUDIT-RELATED FEES:1              $ 7,500               $ 7,500
           TAX FEES:2                        $ 5,000              $ 10,000
           ALL OTHER FEES:3                    $ 0                   $ 0

        (1) Review of quarterly Forms 10-QSB and year end Annual Report on Form 10-KSB.
        (2) Tax preparation service
        (3) Service, other than audit fees, audit related fees or tax services

All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Reznick Fedder & Silverman was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

         The Audit Committee pre-approves all audit and non-audit engagement fees, and terms and services. On an ongoing basis, management communicates specific projects and categories of services for which advance approval of the Audit Committee is required. The Audit Committee reviews these requests and advises management and the independent auditors if the Audit Committee pre-approves the engagement of the independent auditors for such projects and services. On a periodic basis, the independent auditors report to the Audit Committee the actual spending for such projects and services compared to the approved amounts.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     REGENERX BIOPHARMACEUTICALS, INC.
                                     (Registrant)



         April 29, 2004              By:  /s/J.J.Finkelstein
                                          ------------------------------------
                                         J.J. Finkelstein
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. In addition, each of the following persons hereby grants Power of Attorney to J.J. Finkelstein to sign on each of their behalf for the purposes of filing any further amendments to this report:



                 Signature                                      Title                               Date

/s/Allan L. Goldstein                         Chairman of the Board, Chief Scientific          April 29, 2004
------------------------------------          Advisor, and Director
Allan L. Goldstein


/s/J.J. Finkelstein                           President, Chief Executive Officer, and          April 29, 2004
-------------------------------------         Director
J.J. Finkelstein


/s/Albert Rosenfeld                           Secretary, Treasurer, and Director               April 29, 2004
------------------------------------
Albert Rosenfeld

/s/Joseph C. McNay                            Director                                         April 29, 2004
------------------------------------
Joseph C. McNay

/s/Richard J. Hindin                          Director                                         April 29, 2004
------------------------------------
Richard J. Hindin
