Form 10QSB
period 2004-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2004-05-14
CIK 707511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004     Commission file number 0-15070
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

32,588,998 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $.001 per share, were outstanding as of March 31, 2004.

Transitional Small Business Disclosure Format (Check One)  Yes [ ]  No [X]

                        REGENERX BIOPHARMACEUTICALS, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2004

                                      INDEX

Part I. Financial Information                                           Page No.
                                                                        --------

          Item 1.  Financial Statements

                     Balance Sheets at March 31, 2004
                     (unaudited) and December 31, 2003                     3

                     Statements of Operations for the three months
                     ended March 31, 2004 (unaudited) and March
                     31, 2003 (unaudited)                                  4

                     Statements of Cash Flows for the three months
                     ended March 31, 2004 (unaudited) and March
                     31, 2003 (unaudited)                                  5

                     Notes to Financial Statements (unaudited)             6

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation                                               7-8

          Item 3.  Controls and Procedures                                 8

Part II.  Other Information

          Item 1.  Legal Proceedings                                       9

          Item 2.  Changes in Securities                                   9

          Item 3.  Defaults Upon Senior Securities                         9

          Item 4.  Submission of Matters to a Vote of Security Holders     9

          Item 5.  Other Information                                       9

          Item 6.  Exhibits and Reports on Form 8-K                        10-12

Signatures                                                                 13

PART I-FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
-------------------------------
                                             REGENERX BIOPHARMACEUTICALS, INC.
                                             ---------------------------------
                                                    BALANCE SHEETS
                                                    --------------

                                                                           March 31,                   December 31,
                                                                             2004                          2003
                                                                             ----                          ----
                                                                         (unaudited)
ASSETS
------

Current assets
     Cash and cash equivalents                                       $     2,188,106                $     1,019,889
     Due from related party                                                   26,397                         26,897
     Other current assets                                                     33,882                         36,428
                                                                     ------------------             ------------------

         Total current assets                                              2,248,385                      1,083,214

Fixed assets, net                                                              4,343                          3,377
Proprietary rights, net                                                       22,780                         23,227
                                                                     ------------------             ------------------

         Total assets                                                $     2,275,508                $     1,109,818
                                                                     ==================             ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
     Accounts payable                                                $       205,647                $        81,268
     Accrued expenses                                                         17,625                         91,734
     Letter agreements with vendors                                           20,046                         20,046
                                                                     ------------------             ------------------

         Total current liabilities                                           243,318                        193,048
                                                                     ------------------             ------------------

Commitments                                                                       --                             --

Stockholders' equity
     Preferred stock, $.001 par value per share,
     1,000,000 authorized; no shares issued                                       --                             --
     Common stock, par value $.001 per share,
     100,000,000 shares authorized; 32,588,998 and 30,098,968
     issued and outstanding, respectively                                     32,589                         30,099
     Additional paid-in capital                                           42,338,103                     40,065,861
     Accumulated deficit                                                 (40,338,502)                   (39,179,190)
                                                                     ------------------             ------------------

         Total stockholders' equity                                        2,032,190                        916,770
                                                                     ------------------             ------------------

         Total liabilities and stockholders' equity                  $     2,275,508                $     1,109,818
                                                                     ==================             ==================

                   The accompanying notes are an integral part of these financial statements.

                        REGENERX BIOPHARMACEUTICALS, INC.
                        ---------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                                     Three-months ended
                                                          March 31,

                                             ----------------------------------

                                                2004                   2003
                                                ----                   ----

    Revenues                               $           --        $           --

    Expenses
       Research and development                   831,340               150,839
       General and administrative                 331,566               138,930
                                             ------------            ----------

    Total Expenses                              1,162,906               289,769
                                             ------------            ----------

    Operating loss                             (1,162,906)             (289,769)

    Other income (expense)
       Interest income                              3,624                 1,960
       Other expense                                  (30)                   --
                                             ------------            ----------

    Total Other income                              3,594                 1,960
                                             ------------            ----------

    Net loss                               $   (1,159,312)       $     (287,809)
                                             ============           ===========

    Basic and diluted net loss per
       common share                        $        (0.04)       $        (0.01)
                                             ============           ===========

    Weighted average number
    of common shares outstanding               31,936,127            26,738,920
                                             ============           ===========


   The accompanying notes are an integral part of these financial statements.

                                        REGENERX BIOPHARMACEUTICALS, INC.
                                        ---------------------------------
                                            STATEMENTS OF CASH FLOWS
                                            ------------------------
                                                  (Unaudited)

                                                                                        Three-months ended
                                                                                             March 31,
                                                                              -----------------------------------------
                                                                                    2004                   2003
                                                                                    ----                   ----

Cash flows from operating activities:
  Net loss                                                                   $     (1,159,312)       $        (287,809)

Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation and amortization                                                      1,079                      948
     Compensation expense for stock options                                             5,350                       --
     Changes in operating assets and liabilities:
        (Increase) decrease:
           Other current assets                                                         2,546                   15,190
           Due from related party                                                         500                    2,192
        Increase (decrease):
           Accounts payable                                                           124,379                  (36,123)
           Accrued expenses                                                           (74,109)                 (57,685)
                                                                              ----------------        -----------------

Net cash used in operating activities                                              (1,099,567)                (363,287)
                                                                              ----------------        -----------------

Cash flows from investing activities:
    Purchase of fixed assets                                                           (1,598)                      --
                                                                              ----------------        -----------------

Net cash used in investing activities                                                  (1,598)                      --
                                                                              ----------------        -----------------

Cash flows from financing activities:
    Issuance of common stock                                                        2,269,382                       --
    Repayments of Subscriptions Receivable                                                 --                  190,000
                                                                              ----------------        -----------------


Net cash provided by financing activities                                           2,269,382                  190,000
                                                                              ----------------        -----------------

Net increase (decrease) in cash and cash equivalents                                1,168,217                 (173,287)

Cash and cash equivalents at beginning of period                                    1,019,889                  474,338
                                                                              ----------------        -----------------
Cash and cash equivalents at end of period                                   $      2,188,106        $         301,051
                                                                              ================        =================


Disclosure of non-cash transactions:

   Surrender of common stock for repayment of subscriptions receivable       $             --        $         110,000
                                                                              ================        --===============

                     The accompanying notes are an integral part of these financial statements.

                        REGENERX BIOPHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
         FOR THE THREE-MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

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

B.  FINANCIAL STATEMENTS
    --------------------

The Balance Sheet as of March 31, 2004, the Statements of Operations for the three-month periods ended March 31, 2004 and March 31, 2003, and the Statements of Cash Flows for the three-month periods ended March 31, 2004 and March 31, 2003, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2004, and for the periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, such unaudited interim information reflects all necessary adjustments, consisting of only normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2003.

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

C.  NET LOSS PER SHARE
    ------------------

Net loss per share is based on the weighted average number of common shares outstanding during the three-month periods ended March 31, 2004 and March 31, 2003. During these periods options and warrants were not included in the calculation as their effect would be antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

This item should be read in conjunction with the unaudited financial statements and notes thereto of the Company contained in Item 1 of this report.

PLAN OF OPERATION

Since its inception in 1982, the Company's activities had consisted of conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of products for research, testing and clinical trials. In 2000, the Company adopted a modified business plan calling on the outsourcing of most of the activities necessary to its mission of developing its Thymosin beta 4 ("T(beta)4") technology for the treatment of chronic wounds. This business model allows for the rapid and effective deployment of necessary resources without the burden of expensive and unwieldy infrastructure. It also allows the company to expand or contract its efforts depending on capital resources or other circumstances. The Company has not generated revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. During the first three months of 2004, the Company had no revenues and had operating losses of $1,162,906. The Company's accumulated deficit of $40,338,502 through March 31, 2004 has been funded primarily by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by the Company, limited product sales and royalties, and the sale of royalty rights. The Company will require substantial funding in order to complete research and development activities, manufacturing for clinical trials, and the eventual marketing of any products that the Company intends to develop.

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

On January 23, 2004, the Company completed the sale of 2,393,580 shares of common stock pursuant to a private placement at a price of $.95 per share to Defiante and several private investors. The Company received approximately $2.3 million in proceeds. In addition, the Company granted investors warrants to purchase 1 share of common stock for every 4 shares of common stock purchased in the offering at a price of $1.50 per share over a period of 30 months.

Although the Company has no products that have received regulatory approval to date, the Company's Investigational New Drug Application was accepted by the United States Food and Drug Administration in December 2002 allowing the Company to commence the human testing of T(beta)4 for dermal wounds. The Company initiated a Phase I human clinical trial in March 2003, which studies were designed to establish safety in human subjects, and successfully completed the trial in September 2003. There were no significant adverse events associated with the drug in Phase I and results demonstrated it was well tolerated by all subjects. The Company has recently raised additional capital for Phase II trials that are expected to begin in the first half of 2004. The Company believes the Phase II trials, which it hopes to conduct in a somewhat parallel fashion, will take approximately 12-15 months and will cost just over $2 million. The Company plans to independently develop T(beta)4 in the United States for chronic dermal wounds through completion of Phase III clinical trials.

On January 22, 2004, the Company exclusively licensed certain European rights to T(beta)4 to Defiante. Defiante will develop T(beta)4 for internal and external wounds in Europe and certain other contiguous and geographically relevant countries. The Agreement expires on a country-by-country basis upon the later of the expiration of the last to expire of any granted patent in the territory having at least one valid claim covering the products then on the market, the expiration of any other exclusive or proprietary marketing rights or twelve years from the effective date.

Under the Agreement, Defiante will pay the Company a royalty on commercial sales and will purchase all required T(beta)4 from the Company. When the Company completes positive Phase II clinical trials in the United States, Defiante must either pay the Company $5 million or initiate pivotal Phase III clinical trials in Europe to maintain the license. Defiante also will be obligated to attain future clinical and regulatory milestones in the licensed territory. As those milestones are obtained, certain performance criteria regarding commercial registration and minimum annual royalties will be required in each licensed country. The agreement does not prevent the Company from sublicensing the technology in countries outside the licensed territory, and has no impact on any U.S. rights.

At March 31, 2004, the Company had cash and cash equivalents totaling $2,188,106 and working capital of $2,005,067 and total assets were $2,275,508. The Company believes that its cash balances will be sufficient to sustain current operations at least through December 31, 2004. The Company is currently pursuing several potential financing alternatives for continuation of its research, development and clinical trials programs. There is no assurance that the Company will be able to raise additional capital necessary to timely execute its current plan of operation or continue such a plan of operation beyond December 2004 unless substantial additional capital is raised.

As the Company utilizes a virtual company strategy it does not currently expect to purchase or sell any properties or significant equipment and does not expect to have significant changes in the number of its employees. For more information about the Company's virtual company strategy, see "Item 1. Business" of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
-------------------------------

              None


ITEM 2.       CHANGES IN SECURITIES
-----------------------------------

              None


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
---------------------------------------------

              None


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------

              None


ITEM 5.       OTHER INFORMATION
-------------------------------

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------------

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

      3.3          Amendment to Restated Certificate of        Exhibit 3.3 to the Company's Form 10-KSB,
                   Incorporation of Company                    File No. 0-15070 (filed April 2, 2001)

      3.4          Bylaws of Company                           Exhibit 3.2 to Registration Statement
                                                               No. 33-9370 (filed October 8, 1986)

      3.5          Amendment No. 1 to Bylaws of                Exhibit 4.7 to Registration Statement
                   Company adopted August 11, 1989             No. 33-34551, Amendment No. 3 (filed
                                                               June 21, 1990)

      3.6          Amendment No. 2 to Bylaws of Company        Exhibit 4.8 to Registration Statement
                   adopted June 18, 1990                       No.33-34551, Amendment No. 3 (filed
                                                               June 21, 1990)

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

      4.3          Warrant Agreement, dated March 12, 1997     Exhibit 4.3 to the Company's Annual Report on
                                                               Form 10-K, File No. 0-15070 (filed
                                                               March 31, 1997)

      4.4          Warrant Agreement, dated January 23, 2004   Exhibit 4 to the Company's Registration
                                                               Statement on Form SB-2, File No. 333-113417
                                                               (filed March 9, 2004)

      10.1         Patent License Agreement - Exclusive,       Exhibit 10.1 to the Company's Form 10-KSB,
                   between the U.S. Public Health Service      File No. 0-15070 (filed April 2, 2001)**
                   and the Company

      10.2         Amended and Restated Directors Stock        Exhibit 10.25 to the Company's Annual Report
                   Option Plan                                 on Form 10-K, File No. 0-15070 (filed March
                                                               26, 1993)

      10.3         Amended and Restated 2000 Stock Option      Filed as Exhibit A to the Company's
                   and Incentive Plan                          definitive proxy materials, File No. 0-15070
                                                               (filed May 20, 2002)

      10.4         Unit Purchase Agreement dated               Exhibit 10.25 to the Company's Annual Report
                   March 12, 1997                              on Form 10-K, File No. 0-15070 (filed
                                                               March 31, 1997)

      10.5         Registration Rights Agreement, dated        Exhibit 10.26 to the Company's Annual Report
                   March 12, 1997                              of Form 10-K, File No. 0-15070 (filed
                                                               March 31, 1997)

      10.6         Lease Agreement dated April 5, 2002         Exhibit 10.7 to the Company's Annual Report
                   between the Company and HQ Global           on Form 10-KSB, File No. 0-15070 (filed
                   Workplaces, Inc.                            March 31, 2003)

      10.7         Employment Agreement                        Exhibit 10.8 to the Company's Registration
                                                               Statement on Form SB-2, File No. 333-113417
                                                               (filed March 9, 2004)

      10.8         Employment Agreement                        Exhibit 10.9 to the Company's Registration
                                                               Statement on Form SB-2, File No. 333-113417
                                                               (filed March 9, 2004)

      10.9         License Agreement                           Exhibit 10.10 to the Company's Registration
                                                               Statement on Form SB-2, File No. 333-113417
                                                               (filed March 9, 2004) **

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

      31.1         Certification dated May 14, 2004            Certification Pursuant to Section 302 of the
                                                               Sarbanes-Oxley Act of 2002 (filed herewith)

      32.1         Certification dated May 14, 2004            Certification Pursuant to 18 U.S.C. Section
                                                               1350, As Adopted Pursuant to Section 906 of
                                                               the Sarbanes-Oxley Act of 2002 (filed
                                                               herewith)

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


       (b) Reports on Form 8-K

           On January 23, 2004, the Company furnished a Current Report on Form 8-K under "Item 5. Other Events and Regulation FD Disclosure."

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


                                        RegeneRx Biopharmaceuticals, Inc.
                                        ---------------------------------
                                           (Registrant)





Date: May 14, 2004                     /s/J.J. Finkelstein
                                       ----------------------------------
                                          J.J. Finkelstein
                                          President and Chief Executive Officer
                                          (Principal Executive Officer and
                                              Principal Financial Officer)