Form 10QSB
period 2004-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2004-08-13
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

Commission file number 0-15070

REGENERX BIOPHARMACEUTICALS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	52-1253406
(State of Incorporation)	(IRS Employer I.D. Number)

3 Bethesda Metro Center

Suite 700

Bethesda, Maryland 20814

(Address of principal executive offices)

Issuer’s telephone number, including area code: (301) 961-1992

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

32,628,998 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $.001 per share, were outstanding as of June 30, 2004.

Transitional Small Business Disclosure Format (Check One)    Yes  ☐    No  ☒

RegeneRx Biopharmaceuticals, Inc.

Form 10-QSB

Quarterly Period Ended June 30, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,612,875	$1,019,889
Due from related party	20,074	26,897
Other current assets	47,393	36,428

Total current assets	1,680,342	1,083,214
Fixed assets, net	3,758	3,377
Other assets, net	142,157	23,227

Total assets	$1,826,257	$1,109,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$77,716	$81,268
Accrued expenses	45,626	91,734
Letter agreements with vendors	20,046	20,046

Total current liabilities	143,388	193,048

Commitments	—	—
Stockholders’ equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	—	—
Common stock, $.001 par value per share, 100,000,000 shares authorized; 32,628,998 and 30,098,968 issued and outstanding, respectively	32,629	30,099
Additional paid-in capital	42,350,334	40,065,861
Accumulated deficit	(40,700,094)	(39,179,190)

Total stockholders’ equity	1,682,869	916,770

Total liabilities and stockholders’ equity	$1,826,257	$1,109,818

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three-months ended June 30,		Six-months ended June 30,
	2004	2003	2004	2003
Revenues	$—	$—	$—	$—
Expenses
Research and development	144,607	215,541	975,947	366,380
General and administrative	219,800	216,189	551,366	355,119

Total expenses	364,407	431,730	1,527,313	721,499

Operating loss	(364,407)	(431,730)	(1,527,313)	(721,499)

Other income (expense)
Other income	—	—	—	—
Interest income	2,821	612	6,445	2,572
Other expense	(6)	(42,949)	(36)	(42,949)

Total other income	2,815	(42,337)	6,409	(40,377)

Net loss	$(361,592)	$(474,067)	$(1,520,904)	$(761,876)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.05)	$(0.03)

Weighted average number of common shares outstanding	32,591,635	27,166,384	32,263,881	26,953,833

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Six-months ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,520,904)	$(761,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,110	1,895
Compensation expense for stock options	13,621	40,649
Changes in operating assets and liabilities:
(Increase) decrease:
Other current assets	(10,965)	(21,424)
Due from related party	6,823	3,904
Increase (decrease):
Accounts payable	(3,552)	18,902
Accrued expenses	(46,108)	(12,479)

Net cash used in operating activities	(1,558,975)	(730,429)

Cash flows from investing activities:
Purchase of fixed assets	(1,598)	—
Patents costs	(119,823)	—

Net cash used in investing activities	(121,421)	—

Cash flows from financing activities:
Issuance of common stock	2,259,737	2,000,000
Proceeds from exercise of warrants	13,645	10,000
Proceeds from exercise of options	—	1,650
Repayments of Subscriptions Receivable	—	190,000
Stock Offering Costs	—	(10,000)

Net cash provided by financing activities	2,273,382	2,191,650

Net increase in cash and cash equivalents	592,986	1,461,221
Cash and cash equivalents at beginning of period	1,019,889	474,338

Cash and cash equivalents at end of period	$1,612,875	$1,935,559

Disclosure of non-cash transactions:
Surrender of common stock for repayment of subscriptions receivable	$—	$110,000

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

For the three-months ended June 30, 2004 and 2003 (Unaudited)

A. GENERAL

RegeneRx Biopharmaceuticals, Inc. (the “Company”), a Delaware corporation, was incorporated in 1982. The Company operates predominately in a single industry segment, the biotechnology industry. In general, the biotechnology industry consists of researching and developing new pharmaceutical products for the treatment of diseases or conditions that arise as a result of infections, cancer, autoimmune disease and genetic abnormalities. The Company’s current primary business focus is the commercialization of Thymosin beta 4, a 43 amino acid peptide. The Company is concentrating its efforts on the use of Thymosin beta 4 for the treatment of injured tissue and non-healing wounds to enable more rapid repair and/or tissue regeneration.

The Company currently has no products that have received regulatory approval. During 1997, the Company entered into a Material Transfer Agreement—Cooperative Research and Development Agreement (“CRADA”) with the National Institutes of Health (“NIH”). In exchange for providing Thymosin beta 4 and certain data, the Company received an option to elect to negotiate for an exclusive or non-exclusive commercialization license from the NIH pursuant to a patent application filed by NIH in 1998. On February 6, 2001, the Company signed a licensing agreement with NIH whereby the Company obtained an exclusive world-wide license to Thymosin beta 4 under the patent application filed in 1998. In exchange for the exclusive license, the Company must make certain royalty and milestone payments to the NIH. To date, all payments due have been made.

B. FINANCIAL STATEMENTS

The Balance Sheet as of June 30, 2004, the Statements of Operations for the three-month periods ended June 30, 2004 and June 30, 2003, and the Statements of Cash Flows for the six-month periods ended June 30, 2004 and June 30, 2003, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2004, and for the periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, such unaudited interim information reflects all necessary adjustments, consisting of only normal recurring adjustments, necessary to present the Company’s financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-KSB for the year ended December 31, 2003.

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

C. NET LOSS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding during the three-month periods ended June 30, 2004 and June 30, 2003. During these periods options and warrants were not included in the calculation as their effect would be antidilutive.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the unaudited financial statements and notes thereto of the Company contained in Item 1 of this report.

Plan of Operation

Since its inception in 1982, the Company’s activities had consisted of conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of products for research, testing and clinical trials. In 2000, the Company adopted a modified business plan calling on the outsourcing of most of the activities necessary to its mission of developing its Thymosin beta 4 (“Tb4”) technology for the treatment of chronic wounds. This business model allows for the rapid and effective deployment of necessary resources without the burden of expensive and unwieldy infrastructure. It also allows the company to expand or contract its efforts depending on capital resources or other circumstances. The Company has not generated revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. During the first six months of 2004, the Company had no revenues and had operating losses of $1,520,904. The Company’s accumulated deficit of $40,700,094 through June 30, 2004 has been funded primarily by the proceeds from the issuance of common stock (and interest earned on such proceeds), the licensing of technology developed or acquired by the Company, limited product sales and royalties, and the sale of royalty rights. The Company will require substantial funding in order to complete research and development activities, manufacturing for clinical trials, and the eventual marketing of any products that the Company intends to develop.

On June 11, 2003, the Company completed the sale of 3,184,713 shares of common stock pursuant to a private placement at a price of $.628 per share to Defiante Farmaceutica, L.d.a. (“Defiante”), a Portuguese company that is a wholly owned subsidiary of Sigma-Tau, S.p.A., a pharmaceutical company headquartered in Rome, Italy. The Company received approximately $2 million in proceeds. In addition, the Company granted Defiante warrants to purchase up to $1.5 million of additional restricted common stock of the Company at prices ranging from $1.00 to $1.25 per share (or higher under certain circumstances) over a period of 18 months.

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

Although the Company has no products that have received regulatory approval to date, the Company’s Investigational New Drug Application was accepted by the United States Food and Drug Administration in December 2002 allowing the Company to commence the human testing of Tb4 for dermal wounds. The Company initiated a Phase I human clinical trial in March 2003, which studies were designed to establish safety in human subjects, and successfully completed the trial in September 2003. There were no significant adverse events associated with the drug in Phase I and results demonstrated it was well tolerated by all subjects. The Company has recently raised additional capital for Phase II trials that are expected to begin in the first half of 2004. The Company believes the Phase II trials, which it hopes to conduct in a somewhat parallel fashion, will take approximately 12-15 months and will cost just over $2 million. The Company plans to independently develop Tb4 in the United States for chronic dermal wounds through completion of Phase III clinical trials.

On January 22, 2004, the Company exclusively licensed certain European rights to Tb4 to Defiante. Defiante will develop Tb4 for internal and external wounds in Europe and certain other contiguous and geographically relevant countries. The Agreement expires on a country-by-country basis upon the later of the expiration of the last to expire of any granted patent in the territory having at least one valid claim covering the products then on the market, the expiration of any other exclusive or proprietary marketing rights or twelve years from the effective date.

Under the Agreement, Defiante will pay the Company a royalty on commercial sales and will purchase all required Tb4 from the Company. When the Company completes positive Phase II clinical trials in the United States, Defiante must either pay the Company $5 million or initiate pivotal Phase III clinical trials in Europe to maintain the license. Defiante also will be obligated to attain future clinical and regulatory milestones in the licensed territory. If those milestones are obtained, certain performance criteria regarding commercial registration and minimum annual royalties will be required in each licensed country. Such obligations for potential milestones and the related performance criteria to be attained by Defiante are too attenuated at this time to be estimable. The agreement does not prevent the Company from sublicensing the technology in countries outside the licensed territory, and has no impact on any U.S. rights.

At June 30, 2004, the Company had cash and cash equivalents totaling $1,612,875 and working capital of $1,536,954 and total assets were $1,826,257. The Company believes that its cash balances will be sufficient to sustain current operations at least through December 31, 2004. The Company is currently pursuing several potential financing alternatives for continuation of its research, development and clinical trials programs. There is no assurance that the Company will be able to raise additional capital necessary to timely execute its current plan of operation or continue such a plan of operation beyond December 2004 unless substantial additional capital is raised.

As the Company utilizes a virtual company strategy it does not currently expect to purchase or sell any properties or significant equipment and does not expect to have significant changes in the number of its employees. For more information about the Company’s virtual company strategy, see “Item 1. Business” of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Forward-looking Statements

When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that various factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. These factors include, but are not limited to, the following: the Company’s lack of revenues and history of losses; uncertainties related to the Company’s limited capital resources; risks associated with the development of the Company’s products; uncertainties related to the regulatory process; the Company’s lack of product diversification; the Company’s dependence on collaborative relationships with larger partners for the development, manufacturing and marketing of its products; reliance upon key personnel; the Company’s ability to obtain and protect intellectual property rights; and competition. The Company does not undertake, and specifically declines any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3. Controls and Procedures

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) the chief executive and financial officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no significant changes in the Company’s internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company’s internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit	Reference*
3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

3.2	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.2 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

3.3	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.3 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)

3.4	Bylaws of Company	Exhibit 3.2 to Registration Statement No. 33-9370 (filed October 8, 1986)

3.5	Amendment No. 1 to Bylaws of Company adopted August 11, 1989	Exhibit 4.7 to Registration Statement No. 33-34551, Amendment No. 3 (filed June 21, 1990)

3.6	Amendment No. 2 to Bylaws of Company adopted June 18, 1990	Exhibit 4.8 to Registration Statement No. 33-34551, Amendment No. 3 (filed June 21, 1990)

3.7	Amendment No. 3 to Bylaws of Company adopted November 30, 1990	Exhibit 3.6 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

4.1	Form of Stock Certificate	Exhibit 4.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

4.2	Rights Agreement, dated as of April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 1 to the Company’s Current Report on Form 8-K, File No. 0-15070 (filed May 2, 1994)

4.3	Warrant Agreement, dated March 12, 1997	Exhibit 4.3 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

4.4	Warrant Agreement, dated January 23, 2004	Exhibit 4 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.1	Patent License Agreement – Exclusive, between the U.S. Public Health Service and the Company	Exhibit 10.1 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)**

10.2	Amended and Restated Directors Stock Option Plan	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 26, 1993)

10.3	Amended and Restated 2000 Stock Option and Incentive Plan	Filed as Exhibit A to the Company’s definitive proxy materials, File No. 0-15070 (filed May 20, 2002)

10.4	Unit Purchase Agreement dated March 12, 1997	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.5	Registration Rights Agreement, dated March 12, 1997	Exhibit 10.26 to the Company’s Annual Report of Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.6	Lease Agreement dated April 5, 2002 between the Company and HQ Global Workplaces, Inc.	Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB, File No. 0-15070 (filed March 31, 2003)

10.7	Employment Agreement	Exhibit 10.8 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.8	Employment Agreement	Exhibit 10.9 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.9	License Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, Amendment No. 3, File No. 333-113417 (filed July 15, 2004) **

10.10	Securities Purchase Agreement	Exhibit 10.11 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.11	Master Services Agreement	Exhibit 10.12 to the Company’s Registration Statement on Form SB-2, Amendment No. 1, File No. 333-113417 (filed April 23, 2004)

31.1	Certification dated August 13, 2004	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification dated August 13, 2004	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.
**	Portions of this document have been omitted pursuant to a request for confidential treatment

(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: August 13, 2004	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)