Form 10QSB/A
period 2004-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2004-08-16
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

(Amendment No. 1)

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

Although the Company has no products that have received regulatory approval to date, the Company’s Investigational New Drug Application was accepted by the United States Food and Drug Administration in December 2002 allowing the Company to commence the human testing of Tb4 for dermal wounds. The Company initiated a Phase I human clinical trial in March 2003, which studies were designed to establish safety in human subjects, and successfully completed the trial in September 2003. There were no significant adverse events associated with the drug in Phase I and results demonstrated it was well tolerated by all subjects. The Company has recently raised additional capital for Phase II trials that are expected to begin in the third quarter of 2004. The Company believes the Phase II trials, which it hopes to conduct in a somewhat parallel fashion, will take approximately 12-15 months and will cost just over $2 million. The Company plans to independently develop Tb4 in the United States for chronic dermal wounds through completion of Phase III clinical trials.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit	Reference*
3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

3.2	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.2 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

3.3	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.3 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)

3.4	Bylaws of Company	Exhibit 3.2 to Registration Statement No. 33-9370 (filed October 8, 1986)

3.5	Amendment No. 1 to Bylaws of Company adopted August 11, 1989	Exhibit 4.7 to Registration Statement No. 33-34551, Amendment No. 3 (filed June 21, 1990)

3.6	Amendment No. 2 to Bylaws of Company adopted June 18, 1990	Exhibit 4.8 to Registration Statement No. 33-34551, Amendment No. 3 (filed June 21, 1990)

3.7	Amendment No. 3 to Bylaws of Company adopted November 30, 1990	Exhibit 3.6 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

4.1	Form of Stock Certificate	Exhibit 4.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

4.2	Rights Agreement, dated as of April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 1 to the Company’s Current Report on Form 8-K, File No. 0-15070 (filed May 2, 1994)

4.3	Warrant Agreement, dated March 12, 1997	Exhibit 4.3 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

4.4	Warrant Agreement, dated January 23, 2004	Exhibit 4 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.1	Patent License Agreement – Exclusive, between the U.S. Public Health Service and the Company	Exhibit 10.1 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)**

10.2	Amended and Restated Directors Stock Option Plan	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 26, 1993)

10.3	Amended and Restated 2000 Stock Option and Incentive Plan	Filed as Exhibit A to the Company’s definitive proxy materials, File No. 0-15070 (filed May 20, 2002)

10.4	Unit Purchase Agreement dated March 12, 1997	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.5	Registration Rights Agreement, dated March 12, 1997	Exhibit 10.26 to the Company’s Annual Report of Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.6	Lease Agreement dated April 5, 2002 between the Company and HQ Global Workplaces, Inc.	Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB, File No. 0-15070 (filed March 31, 2003)

10.7	Employment Agreement	Exhibit 10.8 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.8	Employment Agreement	Exhibit 10.9 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.9	License Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, Amendment No. 3, File No. 333-113417 (filed July 15, 2004) **

10.10	Securities Purchase Agreement	Exhibit 10.11 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.11	Master Services Agreement	Exhibit 10.12 to the Company’s Registration Statement on Form SB-2, Amendment No. 1, File No. 333-113417 (filed April 23, 2004)

31.1	Certification dated August 16, 2004	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification dated August 16, 2004	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.
**	Portions of this document have been omitted pursuant to a request for confidential treatment

(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: August 16, 2004	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)