Form 10QSB
period 2004-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2004-11-15
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

Commission file number 0-15070

REGENERX BIOPHARMACEUTICALS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	52-1253406
(State of Incorporation)	(IRS Employer I.D. Number)

3 Bethesda Metro Center

Suite 700

Bethesda, Maryland 20814

(Address of principal executive offices)

Issuer’s telephone number, including area code: (301) 961-1992

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

34,011,486 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $.001 per share, were outstanding as of September 30, 2004.

Transitional Small Business Disclosure Format (Check One)    Yes  ☐    No  ☒

RegeneRx Biopharmaceuticals, Inc.

Form 10-QSB

Quarterly Period Ended September 30, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,207,916	$1,019,889
Due from related parties	20,574	26,897
Other current assets	125,143	36,428

Total current assets	2,353,633	1,083,214

Fixed assets, net of accumulated depreciation of $9,416 and $7,613	3,172	3,377
Other Assets, net of accumulated amortization of $4,313 and $2,973	192,426	23,227

Total assets	$2,549,231	$1,109,818

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$235,516	$81,268
Accrued expenses	10,694	91,734
Letter agreements with vendors	20,046	20,046

Total current liabilities	266,256	193,048

Commitments	—	—

Stockholders’ equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	—	—
Common stock, par value $.001 per share, 100,000,000 shares authorized; 34,011,486 and 30,098,968 issued and outstanding, respectively	34,011	30,099
Additional paid-in capital	43,929,088	40,065,861
Accumulated deficit	(41,680,124)	(39,179,190)

Total stockholders’ equity	2,282,975	916,770

Total liabilities and stockholders’ equity	$2,549,231	$1,109,818

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three-months ended September 30,		Nine-months ended September 30,
	2004	2003	2004	2003
Revenues	$—	$—	$—	$—

Expenses
Research and development	686,026	195,355	1,661,973	561,735
General and administrative	297,585	195,212	848,951	550,331

Total expenses	983,611	390,567	2,510,924	1,112,066

Operating loss	(983,611)	(390,567)	(2,510,924)	(1,112,066)

Other income (expense)
Interest income	3,581	3,069	10,026	5,641
Interest expense	—	—	(36)	(42,949)

Total other income (expense)	3,581	3,069	9,990	(37,308)

Net loss	$(980,030)	$(387,498)	$(2,500,934)	$(1,149,374)

Basic and diluted net loss per common share	$(0.03)	$(0.01)	$(0.08)	$(0.04)

Weighted average number of common shares outstanding	32,959,593	29,933,425	32,497,478	27,957,944

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Nine-months ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,500,934)	$(1,149,374)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,143	2,998
Interest expense related to issuance warrants	—	40,649
Compensation expense for stock options	80,136	8,480
Changes in operating assets and liabilities:
Other current assets	(88,715)	(64,113)
Due from related parties	6,323	4,020
Accounts payable	154,248	(51,624)
Accrued expenses	(81,040)	(63,991)

Net cash used in operating activities	(2,426,839)	(1,272,955)

Cash flows from investing activities:
Purchase of fixed assets	(1,598)	(1,854)
Patent costs	(170,539)	—

Net cash used in investing activities	(172,137)	(1,854)

Cash flows from financing activities:
Issuance of common stock	2,287,003	2,000,000
Proceeds from exercise of warrants	1,500,000	10,000
Proceeds from exercise of options	—	4,150
Repayment of subscriptions receivable	—	190,000
Stock offering costs	—	(10,000)

Net cash provided by financing activities	3,787,003	2,194,150

Net increase in cash and cash equivalents	1,188,027	919,341

Cash and cash equivalents at beginning of period	1,019,889	474,338

Cash and cash equivalents at end of period	$2,207,916	$1,393,679

Disclosure of non-cash transactions:

Surrender of common stock for repayment of subscriptions receivable	$—	$110,000

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

For the three-month and nine-month periods ended September 30, 2004 and 2003 (Unaudited)

A.	GENERAL

RegeneRx Biopharmaceuticals, Inc. (the “Company”), a Delaware corporation, was incorporated in 1982. The Company operates predominately in a single industry segment, the biotechnology industry. In general, the biotechnology industry consists of researching and developing new pharmaceutical products for the treatment, prevention or diagnosis of medical conditions which may result from infections, cancer, autoimmune disease, genetic abnormalities, or whose origins may be unknown. The Company’s current primary business focus is the commercialization of Thymosin beta 4 (“Tb4”), a 43 amino acid peptide and principal component of the Company’s technology platform. The Company is concentrating its efforts on developing Tb4 for various therapeutic uses such as the treatment of injured tissue and organs and to accelerate the healing of chronic wounds.

The Company currently has no products that have received regulatory approval. During 1997, the Company entered into a Material Transfer Agreement - Cooperative Research and Development Agreement (“CRADA”) with the National Institutes of Health (“NIH”). In exchange for providing Tb4 and certain data, the Company received an option to elect to negotiate for an exclusive or non-exclusive commercialization license from the NIH pursuant to a patent application filed by NIH in 1998. On February 6, 2001, the Company signed a licensing agreement with NIH whereby the Company obtained an exclusive world-wide license to Tb4 under the 1998 patent application. In exchange for the exclusive license, the Company must make certain royalty and milestone payments to the NIH. To date, all payments due have been made.

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

The Company has incurred negative cash flows from operations since its inception. The Company has expended and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will be adequate to fund the Company’s projected operations through June 2005, based on current and projected expenditure levels. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company’s financing efforts will be successful. If adequate funds are not available, our financial condition and results of operations will be materially and adversely affected.

Should the Company obtain substantial additional funding, other factors including competition, dependence on third parties, uncertainty regarding patents, protection of proprietary rights, manufacturing of peptides and technology obsolescence could also have a significant impact on the Company and its operations.

B.	FINANCIAL STATEMENTS

The Balance Sheet as of September 30, 2004, the Statements of Operations for the three-month and nine-month periods ended September 30, 2004 and September 30, 2003, and the Statements of Cash Flows for the nine-month periods ended September 30, 2004 and September 30, 2003, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2004, and for the periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

Net loss per share is based on the weighted average number of common shares outstanding during the three-month and nine-month periods ended September 30, 2004 and September 30, 2003. During these periods options and warrants were not included in the calculation as their effect would be antidilutive.

D.	STOCK BASED COMPENSATION

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of the disclosure only requirements of SFAS No. 148 did not have a significant impact on the Company’s financial statements.

The Company uses the intrinsic value method for stock option grants to individuals defined as employees under which no compensation is recognized for options granted at or above the fair market value of the underlying stock on the grant date. The Company uses the fair value method for stock options granted for services rendered by non-employees in accordance with the SFAS No. 123 “Accounting for Stock Based Compensation.”

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Pro forma net loss:
As reported	$(980,030)	$(387,498)	$(2,500,934)	$(1,149,374)
Total employee noncash stock compensation expense determined under fair value based method for all awards	(24,493)	(25,162)	(74,200)	(73,479)

Pro forma net loss	$(1,004,523)	$(412,660)	$(2,575,134)	$(1,222,853)

Net loss per common share:
Basic and diluted—as reported	$(0.03)	$(0.01)	$(0.08)	$(0.04)

Basic and diluted—pro forma	$(0.03)	$(0.01)	$(0.08)	$(0.04)

E.	PATENTS

The Company has capitalized $170,539 and $-0- related to patent costs during 2004 and 2003, respectively, and are included in other assets. The legal life of a patent is 20 years. The Company’s accounting policies for patents are as follows: (a) purchased patents are recorded at acquisition costs (legal fees from a successful defense are also capitalized ) and (b) internally developed patents – the following costs are capitalized (1) legal fees from the costs incurred in successful defense (2) other patent fees (legal, registration) (3) models and drawings required for registration and legal defense. All research and development costs incurred in developing the patentable idea are expensed as incurred.

F.	EQUITY TRANSACTIONS

Sale of Common Stock and Issuance of Warrants

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

Exercise of Warrants

On September 8, 2004, the Company received $1.5 million from Defiante Farmaceutica, L.d.a., a wholly owned subsidiary of the Italian pharmaceutical group, Sigma-Tau, in connection with the September 6, 2004 exercise of warrants associated with its June 10, 2003 purchase of RegeneRx common stock. Under the terms of the warrants, Defiante purchased 1,382,488 shares of RegeneRx common stock for $1.085 per share. There were no placement fees associated with the transaction.

G.	SEGMENT INFORMATION

The Company views its operations and manages its business as one segment, the development and marketing of Tb4. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the unaudited financial statements and notes thereto of the Company contained in Item 1 of this report. For further information, refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Plan of Operation

Since its inception in 1982, the Company’s activities had consisted of conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of products for research, testing and clinical trials. In 2000, the Company adopted a modified business plan calling for the outsourcing of most of the activities necessary to its mission of developing its Thymosin beta 4 (“Tb4”) technology for the treatment of chronic wounds. This business model allows for the rapid and efficient deployment of necessary resources without the burden of expensive and unwieldy infrastructure. It also allows the company to expand or contract its efforts depending on capital resources or other circumstances. The Company has not generated revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. During the first nine months of 2004, the Company had no revenues and had operating losses of $2,510,924. The Company’s accumulated deficit of $41,680,124 through September 30, 2004 has been funded primarily by the proceeds from the issuance of common stock (and interest earned on such proceeds), the licensing of technology developed or acquired by the Company, limited product sales and royalties, and the sale of royalty rights. The Company will require substantial additional funding in order to complete research and development activities, manufacturing for clinical trials, and the eventual marketing of any products that the Company intends to develop.

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

On January 22, 2004, the Company exclusively licensed certain European rights to Tb4 to Defiante. Defiante will develop Tb4 for internal and external wounds in Europe and certain other contiguous and geographically relevant countries. The Agreement expires on a country-by-country basis upon the later of the expiration of the last to expire of any granted patent in the territory having at least one valid claim covering the products then on the market, the expiration of any other exclusive or proprietary marketing rights or twelve years from the effective date. Under the Agreement, Defiante will pay the Company a royalty on commercial sales and will exclusively purchase all required Tb4 from the Company. When the Company completes a positive Phase II clinical trial in the United States, Defiante must either pay the Company $5 million or initiate pivotal Phase III clinical trials in Europe to maintain the license. Defiante also will be obligated to attain future clinical and regulatory milestones in the licensed territory. If those milestones are obtained, certain performance criteria regarding commercial registration and minimum annual royalties will be required in each licensed country. Such obligations for potential milestones and the related performance criteria to be attained by Defiante are too attenuated at this time to be estimable. The Agreement does not prevent the Company from sublicensing the technology in countries outside the licensed territory and has no impact on any U.S. rights.

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

On September 6, 2004, Defiante exercised warrants to purchase $1.5 million of restricted stock at an average price of $1.085 per share that were associated with the June 11, 2003, private placement.

The Company’s strategy is to independently develop Tb4 in the United States for chronic dermal wounds through completion of Phase II or initiation of Phase III clinical trials. Although the Company has no products that have received regulatory approval to date, the Company’s Investigational New Drug Application was accepted by the United States Food and Drug Administration in December 2002 allowing the Company to commence the human testing of Tb4 for dermal wounds. The Company initiated a Phase I human clinical trial in March 2003, which studies were designed to establish safety in human subjects, and successfully completed the trial in September 2003. There were no significant adverse events associated with the drug in Phase I and results demonstrated it was well tolerated by all subjects.

During the first half of 2004, the Company initiated and completed expanded animal studies in preparation of submission of its first Phase II IND application to test Tb4 in patients with chronic pressure ulcers. The Company filed the IND amendment in September 2004 and was cleared to initiate the Phase II trial in October 2004. The Company has recently raised additional capital which it is using, in part, to initiate its Phase II trial program consisting of four - six separate clinical trials. The Company believes the Phase II trials, which it hopes to conduct in a step-wise, parallel fashion, will take approximately 12-18 months and will cost over $3 million. The Company expects to pay for such trials from (i) current capital, (ii) additional capital it intends to raise in the future, (iii) its partner, Sigma-Tau, that has committed to pay for one of the Phase II trials – a study in patients with venous stasis ulcers to be conducted in Europe, and (iv) from proceeds of a grant submitted to the U.S. FDA Office of Orphan Products, which the Company hopes to receive in January in 2005, specifically for a Phase II trial in patients with epidermolysis bullosa.

At September 30, 2004, the Company had cash and cash equivalents totaling $2,207,916 and working capital of $2,087,377 and total assets were $2,549,231. The Company believes that its cash balances will be sufficient to sustain current operations at least through June 2005. The Company is currently pursuing several potential financing alternatives for continued funding of its research, development and clinical trials programs. There is no assurance that the Company will be able to raise additional capital necessary to timely execute its current plan of operation or continue such a plan of operation beyond June 2005 unless substantial additional capital is raised.

As the Company utilizes an out-sourcing operating strategy it does not currently expect to purchase or sell any properties. However, due to its expanding clinical trial program and implementation of additional Sarbanes-Oxley requirements in 2005, the Company may increase its staff by two or three additional employees. For more information about the Company’s virtual company strategy, see “Item 1. Business” of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description of Exhibit	Reference*
3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

3.2	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.2 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

3.3	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.3 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)

3.4	Bylaws of Company	Exhibit 3.2 to Registration Statement No. 33-9370 (filed October 8, 1986)

3.5	Amendment No. 1 to Bylaws of Company adopted August 11, 1989	Exhibit 4.7 to Registration Statement No. 33-34551, Amendment No. 3 (filed June 21, 1990)

3.6	Amendment No. 2 to Bylaws of Company adopted June 18, 1990	Exhibit 4.8 to Registration Statement No. 33-34551, Amendment No. 3 (filed June 21, 1990)

3.7	Amendment No. 3 to Bylaws of Company adopted November 30, 1990	Exhibit 3.6 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

4.1	Form of Stock Certificate	Exhibit 4.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

4.2	Rights Agreement, dated as of April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 1 to the Company’s Current Report on Form 8-K, File No. 0-15070 (filed May 2, 1994)

4.3	Warrant Agreement, dated March 12, 1997	Exhibit 4.3 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

4.4	Warrant Agreement, dated January 23, 2004	Exhibit 4 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.1	Patent License Agreement – Exclusive, between the U.S. Public Health Service and the Company	Exhibit 10.1 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)**

10.2	Amended and Restated Directors Stock Option Plan	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 26, 1993)

10.3	Amended and Restated 2000 Stock Option and Incentive Plan	Filed as Exhibit A to the Company’s definitive proxy materials, File No. 0-15070 (filed May 20, 2002)

10.4	Unit Purchase Agreement dated March 12, 1997	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.5	Registration Rights Agreement, dated March 12, 1997	Exhibit 10.26 to the Company’s Annual Report of Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.6	Lease Agreement dated April 5, 2002 between the Company and HQ Global Workplaces, Inc.	Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB, File No. 0-15070 (filed March 31, 2003)

10.7	Employment Agreement	Exhibit 10.8 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.8	Employment Agreement	Exhibit 10.9 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.9	License Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, Amendment No. 3, File No. 333-113417 (filed July 15, 2004) **

10.10	Securities Purchase Agreement	Exhibit 10.11 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.11	Master Services Agreement	Exhibit 10.12 to the Company’s Registration Statement on Form SB-2, Amendment No. 1, File No. 333-113417 (filed April 23, 2004)

31.1	Certification dated November 14, 2004	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification dated November 14, 2004	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*Except	where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.
**Portions	of this document have been omitted pursuant to a request for confidential treatment

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: November 14, 2004	/s/ J.J. Finkelstein
J.J. Finkelstein
President, Chief Executive Officer and Principal Financial Officer