Form 10KSB
period 2004-12-31
REGENERX BIOPHARMACEUTICALS INC
filed 2005-03-31
CIK 707511

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number: 0-15070

RegeneRx Biopharmaceuticals, Inc.

(Name of small business issuer in its charter)

Delaware	52-1253406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

3 Bethesda Metro Center, Suite 630, Bethesda, Maryland 20814

(Address of principal executive offices including zip code)

Issuer’s telephone number: 301-280-1992

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

State the issuer’s revenues for its most recent fiscal year: $0.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the American Stock Exchange on March 28, 2005, was approximately $2.80. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

The number of shares of issuer’s Common Stock outstanding as of March 2, 2005 was 36,029,203.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)    YES ☐ NO ☒

Forward-looking Statements

Except for historical information contained herein, the matters discussed in this Form 10-KSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent estimates, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “intend,” “will,” “may,” or words or phases of similar meaning. RegeneRx Biopharmaceuticals, Inc. (“RegeneRx” or the “Company”) cautions that the forward-looking statements are based largely on the expectations of the Company and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forwarding-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

RegeneRx was formed in 1982 and is a pharmaceutical research and development company focusing on the development of products to treat a variety of human diseases. RegeneRx’s current primary business focus is the commercialization of Thymosin beta 4 (“Tß4”), a 43 amino acid peptide. RegeneRx is concentrating its efforts on developing a series of pharmaceutical products, based on Tß4, to accelerate healing and repair of diseased, damaged, and non-healing tissue and organs. Such products may also be useful in preventing damage under certain conditions.

RegeneRx utilizes an outsourcing business strategy in order to effectively control costs while focusing on the clinical development of Tß4. RegeneRx uses this model for certain research and development, clinical trials, and manufacturing operations, as well as other functions critical to its mission. RegeneRx believes this approach enhances its ability to allocate resources rapidly to different projects. The strategy consists of (i) identifying, evaluating and licensing pharmaceutical product opportunities that appear to have a significant commercial potential; (ii) designing pre-clinical and/or clinical protocols to test such products; (iii) utilizing third party contract manufacturers to supply clinical grade material and third party contract research organizations to perform pre-clinical and/or clinical studies in accordance with its designed protocols; and (iv) pursuing sublicense arrangements with established pharmaceutical companies to support late stage clinical testing and ultimately marketing if regulatory approval is obtained.

Primary Commercial Development Focus—Thymosin Beta 4

General. Originally isolated from the thymus, Thymosin beta 4 is a chemically synthesized copy of a natural human peptide that circulates in the blood and plays a vital role in the protection, regeneration, remodeling and healing of tissues. Although it is recognized that wound healing is a complex process, most companies working to develop new drugs in this area have focused primarily on adding different growth factors to stimulate healing and have, to date, failed to demonstrate dramatic improvements in the healing process. Tß4 represents a first-in-class compound being developed to speed the healing of injured tissues, accelerate the growth of blood vessels and reduce inflammation, while possibly protecting organs under certain conditions. It represents a technology platform from which RegeneRx intends to investigate potential clinical uses beyond chronic dermal wounds. Unlike compounds such as Platelet-Derived Growth Factor, Keratinocyte Growth Factor, Epidermal Growth Factor, or basic Fibroblast Growth Factor, Tß4 is not a growth factor and, unlike Interleukin-1 or Tumor Necrosis Factor, Tß4 is not a cytokine. (Cytokines are proteins and peptides, which act as immune regulators and modulate the functional activities of individual cells and tissues.) Rather, it regulates the actin molecule and reduces inflammation in most mammalian cells and as such plays a vital role in the healing of injured or damaged tissues. Actin comprises up to 10% of the protein of non-muscle cells and plays a central role in cell structure (formation of the cytoskeleton) and in the movement of cells throughout the body. Research studies from the National Institute of Health (“NIH”) established that Tß4 stimulates the migration of human keratinocytes (skin cells) and the migration of human endothelial cells. Endothelial cells are the major cell types responsible for the formation of blood vessels and other tissues. These studies were the first to document the important role of Tß4in wound healing.

Product Development. RegeneRx first began evaluating Tß4 in diseases associated with actin toxicity, such as cystic fibrosis. In March 1997, RegeneRx provided funding under a research contract with Vanderbilt University to determine the effect of Tß4 in a sheep model of Adult Respiratory Distress Syndrome, a syndrome associated with septic shock. In animal models of septic shock, Thymosin beta 4 has been shown to reduce endotoxin-induced death, presumably by modulating pathologic mediators of inflammation and cell death, including the depolymerization of actin. RegeneRx is considering additional studies for this use of Thymosin beta 4 and holds two patents related to this application. See “—Proprietary Rights” below.

RegeneRx’s main product development focus is the use of Tß4 for the treatment of non-healing wounds and similar medical problems, such as Epidermolysis Bullosa, chronic pressure ulcers and diabetic lower extremity ulcers. RegeneRx entered into a Material Transfer—Cooperative Research and Development Agreement with the NIH during the second quarter of 1997. Under this agreement, RegeneRx received an option to elect an exclusive or non-exclusive commercialization license from the NIH for any patent rights that might result from the NIH research study that relate to the use of Tß4 as a tissue growth and repair factor. A provisional patent application was filed by NIH in July 1998, with a Patent Cooperation Treaty application filed in July 1999, pertaining to the work performed on Tß4. On February 6, 2001, RegeneRx executed an agreement with the NIH giving RegeneRx an exclusive worldwide license from the NIH for all claims to Tß4 within the patent application. In exchange for the exclusive license, RegeneRx must make certain royalty and milestone payments to the NIH. No assurance can be given as to whether or when a patent will be issued, or as to any conditions that might be attached to the patent.

To date, the NIH has performed pre-clinical animal studies using Tß4, supplied by RegeneRx, which have indicated that Tß4 is effective in healing injured dermal and ocular tissue and improving wound healing and chemical burns in normal, elderly, diabetic, and steroid-suppressed rodents and other mammals. In December of 2002, RegeneRx initiated research under an Investigational New Drug Application (“IND”), from the U.S. Food and Drug Administration (“FDA”) allowing it to begin Phase I human clinical trials. The Phase I study was successfully completed in September of 2003. In November 2004, January 2005 and February 2005, RegeneRx was clear to initiate its first three dermal Phase II clinical trials. The Company expects such trials to continue throughout 2005 and into 2006. For additional information regarding the regulatory approval process for RegeneRx’s products, see “— Government Regulation” below.

Other areas RegeneRx may explore with Tß4 are the healing of eye injuries, including chemical burns and inflammatory processes, post surgical healing, and wound healing in patients undergoing steroidal therapy, among other indications. RegeneRx also is reconsidering the possible applications of for the treatment of septic shock and cystic fibrosis, as well as other internal wound healing applications. Most recently, based on a scientific paper published in the journal, Nature, showing that Tß4 was effective in protecting or repairing the heart after a heart attack in animals, the Company has decided to additionally pursue this indication. RegeneRx expects to meet with the FDA to discuss its plans at the earliest practicable time. RegeneRx has targeted the end of 2005 to file an IND for this indication.

RegeneRx has placed development of Tß4 for wound healing as its highest product development priority. All of RegeneRx’s efforts to develop additional applications would likely require substantial additional capital or a strategic alliance or other partnership arrangement with a firm providing the capital and/or necessary expertise. For additional information regarding RegeneRx’s efforts to commercialize Thymosin beta 4, see “—Proprietary Rights” below.

Manufacturing

RegeneRx, uses outside contract manufacturers to manufacture bulk Tß4 and formulate it into a final product, which product was used for its Phase I clinical trials and will be used for future clinical trials. Additional manufacturers have been identified for manufacturing of the bulk Tß4 as well as for the final Tß4 products. No long-term agreements with these manufacturers have been entered into, however, and no assurance can be given that such agreements will be negotiated on terms favorable to RegeneRx, or at all. Contractors will be selected on the basis of their supply capability, ability to produce a drug substance in accordance with current Good Manufacturing Practice requirements of the FDA and to meet Company-established specifications. Although RegeneRx has enough bulk Tß4 in inventory or under production for its currently scheduled clinical trials, there can be no assurance that RegeneRx will have sufficient funds to cover the costs of manufacturing additional materials for further development.

Competition

RegeneRx is engaged in a business that is highly competitive. Research and development activities for the development of drugs to treat patients with cystic fibrosis, septic shock, heart attacks, and chronic wounds are being sponsored or conducted by private and public institutions and by major pharmaceutical companies located in the

United States and a number of foreign countries. Most of these companies and institutions have financial and human resources that are substantially greater than those of RegeneRx, and that have extensive experience in conducting research and development activities and clinical testing and in obtaining the regulatory approvals necessary to market pharmaceutical products. With respect to wound healing, Johnson & Johnson has marketed Regranex™ for this purpose in patients with diabetes foot ulcers with some success. Other companies, such as Novartis, are developing and marketing artificial skins which could compete with RegeneRx’s products in certain wound healing areas. Moreover, wound healing is a large and highly fragmented marketplace attracting many companies, large and small, to develop products for treating acute and chronic wounds.

Government Regulation

In the United States, the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, recordkeeping, approval, advertising, and promotion of RegeneRx’s products on a product-by-product basis. Regulation by governmental authorities in the United States and foreign countries will be a significant factor in the manufacturing and marketing of RegeneRx’s products and in its ongoing research and product development activities. Any product developed by RegeneRx will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. The process of obtaining these approvals and the subsequent compliance with appropriate federal and state statutes and regulations require the expenditure of substantial resources. Any failure by RegeneRx to obtain regulatory approvals, or any delay in obtaining such approvals, could adversely affect the marketing of products being developed by RegeneRx, its ability to receive product or royalty revenues and its liquidity and capital resources.

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

In June 2004, RegeneRx received Orphan Drug designation from the FDA for Tß4 for the treatment of Epidermolysis Bullosa, a rare genetic disease characterized by the presence of extremely fragile skin and recurrent blister formation, resulting from minor mechanical friction or trauma. Under the Act, the FDA may designate a product or products as having Orphan Drug status to treat “a rare disease or condition” which is a disease or condition that affects populations of less than 200,000 individuals in the United States, or, if victims of a disease number more than 200,000, the sponsor establishes that it does not realistically anticipate its product sales will be sufficient to recover its costs. If a product is designated as an Orphan Drug, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. One such incentive is marketing exclusivity. The sponsor that obtains the first marketing for a designated Orphan Drug for a given indication is eligible to receive marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug and for different indications. The sponsor of the first approved NDA (or BLA) for a given drug for its use in treating a given rare disease may receive marketing exclusivity for that specific use. Even if a sponsor of a product for an indication for use with an Orphan Drug designation is the first to obtain FDA approval of an NDA (or BLA) for that designation and obtains marketing exclusivity, another sponsor’s application for the same drug product may be approved by the FDA during the period of exclusivity if the FDA concludes that it is clinically superior.

Proprietary Rights

Under a research agreement with The George Washington University (“GWU”), RegeneRx funded Tß4 research at GWU and was granted a sole and exclusive world-wide license to any patents that resulted from such research. While RegeneRx no longer funds research under this agreement, RegeneRx remains obligated under the research agreement to pay GWU a royalty of 4% of the net sales, if any, of specified products covered by patents issued in connection with the agreement. Pursuant to the research agreement, RegeneRx has exclusive rights to patent applications filed in the United States and in Europe disclosing the use of Tß4 for the treatment of septic shock and associated syndromes, including Adult Respiratory Distress Syndrome. Two U.S. patents have been issued. The first patent, No. 5,578,570, entitled “Method of Treating Septic Shock Using Tß4,” issued on November 26, 1996 and expires in November 2013 and the second patent, No. 5,593,964, entitled “Method of Treating Septic Shock By Preventing Actin Polymerization,” issued on January 14, 1997 and expires in October 2014. No sales have occurred and as a result, no royalty payments have yet been incurred or paid to GWU pursuant to the research agreement. RegeneRx has also filed numerous other patents related to Tß4 and related compounds and indications for their use.

As discussed above under “—Primary Commercial Development Focus—Thymosin Beta 4—Product Development,” RegeneRx has obtained exclusive rights under a patent application filed by the NIH for the use of Tß4 in the treatment of non-healing wounds. Subsequently, RegeneRx has filed numerous additional patent applications covering various compositions, uses and other aspects of Tß4. In March 2004, RegeneRx was issued a patent in Australia on Tß4 and wound healing, entitled “Thymosin B4 Promotes Wound Repair” which expires twenty years from the filing date July 29, 1999. In addition, RegeneRx holds a U.S. patent relating to the treatment of an autoimmune skin disease that results in hair loss, Alopecia. The patent, No. 6,030,948, entitled “Hair Regeneration Compositions for Treatment of Alopecia and Method of Application Related Thereto,” issued February 29, 2000 and expires in December of 2017. There can be no assurance that these, or any other future patent applications under which RegeneRx has rights, will result in the issuance of a patent or that any patent issued will not be subject to challenge. In the case of a claim of patent infringement by or against RegeneRx, there can be no assurance that RegeneRx will be able to afford the expense of any litigation that may be necessary to enforce its proprietary rights.

Employees

RegeneRx utilizes a business strategy that involves contracting out research, development, manufacturing, and other functions to third parties partially in order to minimize the expense and overhead associated with the maintenance of a large infrastructure. Consistent with this strategy, RegeneRx currently utilizes several consultants, along with various other professional advisors, to advise its Chief Executive Officer and Board of Directors on all company matters. RegeneRx currently has three employees and a full time consultant in addition to retaining several outside consultants and contractors. RegeneRx expects to expand to 6-7 full time employees by the second quarter of 2005.

Clinical Trials

Under its current business model, RegeneRx uses a Contract Research Organization, or CRO, to conduct all facets related to clinical trials. This includes any preclinical pharmacokinetics, toxicology, and formulation work required for human clinical trials. The CRO is also responsible for the conduct of clinical trials on behalf of RegeneRx. This enables RegeneRx to efficiently perform high quality clinical trials without the need to build infrastructure to support such trials and without giving up any rights to its products. The FDA accepted RegeneRx’s IND application in December 2002 and a CRO under contract to the Company completed Phase I human clinical trials in September 2003 on behalf of RegeneRx. Phase I enrolled 15 subjects. RegeneRx has raised additional capital for certain Phase II clinical trials. In November 2004, January 2005 and February 2005, RegeneRx was cleared by the FDA to initiate its first three dermal Phase II clinical trials. In that regard, the Company has retained a CRO to conduct all aspects of each clinical and to monitor such trials and each site at which the studies will be conducted. The CRO will also be responsible for all follow-up and statistical evaluations.

MATERIAL AGREEMENTS

Research, Development and Licensing Agreements

RegeneRx has a research agreement with The George Washington University, whereby RegeneRx funded Tb4 research at GWU and was granted a sole and exclusive world-wide license to any patents that resulted from such research. While RegeneRx no longer funds research under this agreement, RegeneRx remains obligated under the research agreement to pay GWU a royalty of 4% of the net sales, if any, of specified products covered by patents issued in connection with the agreement. Pursuant to the research agreement, RegeneRx has exclusive rights to patent applications filed in the United States and in Europe disclosing the use of Tb4 for the treatment of septic shock and associated syndromes, including Adult Respiratory Distress Syndrome. Two U.S. patents have been issued. No sales have occurred and as a result, no royalty payments have yet been incurred or paid to GWU pursuant to the research agreement.

National Institute of Health

RegeneRx entered into a Material Transfer—Cooperative Research and Development Agreement with the National Institute of Health during the second quarter of 1997. Under this agreement, RegeneRx received an option to elect an exclusive or non-exclusive commercialization license from the NIH for any patent rights that might result from the NIH research study that relate to the use of Tb4 as a tissue growth and repair factor. A provisional patent application was filed by NIH in July 1998, with a Patent Cooperation Treaty application filed in July 1999, pertaining to the work performed on Tb4. On February 6, 2001, RegeneRx executed an agreement with the NIH giving RegeneRx an exclusive worldwide license from the NIH for all claims to Tb4 within the patent application. In exchange for the exclusive license, RegeneRx must make certain royalty and milestone payments to the NIH. The Company has made all such milestone payments due under the license. Although the initial patent under the Agreement was issued in Australia in February 2004, no assurance can be given as to whether or when any other such patents will be issued, or as to any conditions that might be attached to the patent.

To date, the NIH has performed non-clinical animal studies using Tb4, supplied by RegeneRx, which have indicated that Tb4 is effective in healing injured dermal and ocular tissue and improving wound healing and chemical burns in normal, elderly, diabetic, and steroid-suppressed rodents and other mammals. In December of

2002, RegeneRx initiated research under an Investigational New Drug Application, from the U.S. Food and Drug Administration allowing it to begin Phase I human clinical trials. The Phase I study was successfully completed in September of 2003[J1]

Defiante Farmaceutica, L.d.a.

On January 22, 2004, RegeneRx exclusively licensed certain European rights to Tß4 to Defiante Farmaceutica, L.d.a., a Portuguese company that is a wholly owned subsidiary of Sigma-Tau, S.p.A., a pharmaceutical company headquartered in Rome, Italy. Defiante will develop Tß4 for internal and external wounds in Europe and certain other contiguous and geographically relevant countries. The Agreement expires on a country-by-country basis upon the later of the expiration of the last to expire of any granted patent in the territory having at least one valid claim covering the products then on the market, the expiration of any other exclusive or proprietary marketing rights or twelve years from the effective date.

Under the Agreement, Defiante will pay RegeneRx a royalty on commercial sales and will purchase all required Tß4 from RegeneRx. When RegeneRx completes at least one positive Phase II clinical trial in the United States, Defiante must either pay RegeneRx $5 million or initiate pivotal Phase III clinical trials in Europe to maintain the license. Defiante also will be obligated to attain future clinical and regulatory milestones in the licensed territory. As those milestones are obtained, certain performance criteria regarding commercial registration and minimum annual royalties will be required in each licensed country. The agreement does not prevent RegeneRx from sublicensing the technology in countries outside the licensed territory, and has no impact on any U.S. rights.

Contract Research Organization Agreements

In general, RegeneRx enters into a master services agreement with a CRO that describes the general scope of the relationship and a protocol for specific tasks within the agreement. Then, the work is done and the payments are made according to task orders that the company signs with the CRO. RegeneRx had previously engaged a CRO, to completed its Phase I trials of Tß4. RegeneRx paid a total of approximately $1.2 million to the CRO for its work on the Phase I trials completed in September of 2003 and for studies and services in preparation of the Phase I trial. RegeneRx recently entered into a masters services agreement in March 2004 with another CRO to conduct its Phase II trials to begin in the second quarter of 2004. RegeneRx will pay up to approximately $2 million for the contemplated Phase II clinical trials, although it is under no obligation to undertake any such trials at this time. The Master Services Agreement is in effect until the sooner of the completion of the services related to the clinical trials under the agreement or five years. It may be terminated upon prior written notice to the other party with differing terms when either party is in breach of the agreement.

In addition, Sigma-Tau Group, an investor in RegeneRx and the holding company of RegeneRx’s European licensee, Defiante, has agreed to conduct a Phase II clinical trial in Europe for venous stasis ulcers. Sigma-Tau will conduct the study under RegeneRx’s IND and at Sigma-Tau’s cost. The results of the study, if positive, will be applicable under regulatory jurisdictions in both the U.S. and Europe.

ITEM 2.	DESCRIPTION OF PROPERTY

RegeneRx’s corporate headquarters are located in Bethesda, Maryland where it leases office space in a high-rise office building. RegeneRx entered into a new lease agreement for this property in January 2005. The lease agreement provides for an initial thirty-six (36) month term, with an additional twenty-four (24) month option. For additional information, see Note 8 of the Notes to Financial Statements included in this annual report.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On March 28, 2005, RegeneRx’s common stock began trading on the American Stock Exchange under the symbol RGN. Prior to that date and since March 2001, RegeneRx’s common stock traded on the OTC Bulletin Board under the symbol RGRX. RegeneRx also has outstanding classes of warrants to purchase RegeneRx common stock for which there is no public market.

The following table sets forth the high and low bid prices for RegeneRx’s common stock for the periods indicated as reported by myhdvest.com. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

For the year ended	High	Low
December 31, 2004:
First Quarter	$1.73	$1.08
Second Quarter	$1.80	$1.35
Third Quarter	$2.10	$1.35
Fourth Quarter	$8.00	$1.65

December 31, 2003:
First Quarter	$.55	$.27
Second Quarter	$1.70	$.40
Third Quarter	$1.30	$.70
Fourth Quarter	$1.25	$1.08

As of December 31, 2004, there were approximately 1,040 holders of record of RegeneRx’s common stock.

RegeneRx has never paid a cash dividend on its common stock and does not anticipate that any cash dividends will be paid on the common stock in the foreseeable future due to RegeneRx’s limited funds for operations.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation for the Next 12 Months

Since its inception in 1982, RegeneRx’s activities had consisted of conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of products for research, testing and clinical trials. In 2000, RegeneRx adopted a modified business plan calling on the outsourcing of most of the activities necessary to its mission of developing its Thymosin beta 4, or Tß4, technology for the treatment of chronic wounds. This business model allows for the rapid and effective deployment of necessary resources without the burden of expensive and unwieldy infrastructure. It also allows RegeneRx to expand or contract its efforts depending on capital resources or other circumstances. RegeneRx has not generated revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. During 2004 and 2003, Company earned no revenues. RegeneRx’s accumulated deficit of $42,505,589 through December 31, 2004 has been funded primarily by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by RegeneRx, limited product sales and royalties, and the sale of royalty rights. RegeneRx will require substantial funding in order to complete research and development activities, manufacturing for clinical trials, and the eventual marketing of any products that RegeneRx intends to develop.

On June 11, 2003, RegeneRx completed the sale of 3,184,713 shares of restricted common stock pursuant to a private placement at a price of $.628 per share to Defiante Farmaceutica, L.d.a., a Portuguese company that is a wholly owned subsidiary of Sigma-Tau, S.p.A., a pharmaceutical company headquartered in Rome, Italy. RegeneRx received approximately $2.0 million in proceeds. In addition, RegeneRx granted Defiante warrants to purchase up to $1.5 million of additional restricted common stock of RegeneRx at prices ranging from $1.00 to $1.25 per share (or higher under certain circumstances) over a period of 18 months. Defiante exercised its $1.5 million of warrants early in return for 1,382,488 shares of common stock on September 9, 2004.

On January 23, 2004, RegeneRx completed the sale of 2,393,580 shares of common stock pursuant to a private placement at a price of $.95 per share to Defiante and several private investors. RegeneRx received approximately $2.3 million in proceeds. In addition, RegeneRx granted investors warrants to purchase 1 share of common stock for every 4 shares of common stock purchased in the offering at a price of $1.50 per share over a period of 30 months. RegeneRx registered the shares and the shares underlying the warrants purchased in this private placement as part of a registration statement on Form SB-2, which was declared effective by the SEC on July 20, 2004.

On January 7, 2005, RegeneRx completed the sale of an aggregate of approximately $5.86 million of common stock in a private placement transaction. RegeneRx also issued warrants to investors to purchase over a period of three years up to an aggregate of an additional 451,270 shares of RegeneRx common stock at prices ranging from $4.05 to $4.06 per share. RegeneRx registered the shares and the shares underlying the warrants purchased in this private placement as part of a registration statement on Form S-3, which was declared effective by the SEC on February 14, 2005.

Although RegeneRx has no products that have received regulatory approval to date, RegeneRx’s Investigational New Drug Application was accepted by the United States Food and Drug Administration in December 2002 allowing RegeneRx to commence the human testing of Tß4 for dermal wounds. RegeneRx initiated a Phase I human clinical trial in March 2003, which studies were designed to establish safety in human subjects, and successfully completed the trial in September 2003. There were no significant adverse events associated with the drug in Phase I and results demonstrated it was well tolerated by all subjects. RegeneRx has recently raised additional capital for Phase II trials, the first of which was cleared by FDA in November 2004. Subsequently two additional dermal Phase II trials have been cleared by FDA, including a trial to study patients with epidermolysis bullosa, an orphan disease. RegeneRx believes the Phase II trials, which it hopes to conduct in a somewhat parallel fashion, will take approximately 12-15 months each and will cost just over $2 million. RegeneRx plans to independently develop Tß4 in the United States for chronic dermal wounds through completion of Phase III clinical trials.

In November 2004, based on a scientific paper published in the journal, Nature, showing that Tß4 was effective in protecting or repairing the heart after a heart attack in animals, the Company has decided to additionally pursue this indication. RegeneRx expects to meet with the FDA to discuss its plans at the earliest practicable time and initiate Phase I/II as soon as possible thereafter. RegeneRx has targeted the end of 2005 to file an IND for this indication.

On January 22, 2004, RegeneRx exclusively licensed certain European rights to Tß4 to Defiante. Defiante will develop Tß4 for internal and external wounds in Europe and certain other contiguous and geographically relevant countries. The Agreement expires on a country-by-country basis upon the later of the expiration of the last to expire of any granted patent in the territory having at least one valid claim covering the products then on the market, the expiration of any other exclusive or proprietary marketing rights or twelve years from the effective date.

Under the Agreement, Defiante will pay RegeneRx a royalty on commercial sales and will purchase all required Tß4 from RegeneRx. When RegeneRx completes positive Phase II clinical trials in the United States, Defiante must either pay RegeneRx $5 million or initiate pivotal Phase III clinical trials in Europe to maintain the license. Defiante also will be obligated to attain future clinical and regulatory milestones in the licensed territory.

As those milestones are obtained, certain performance criteria regarding commercial registration and minimum annual royalties will be required in each licensed country. The agreement does not prevent RegeneRx from sublicensing the technology in countries outside the licensed territory, and has no impact on any U.S. rights.

At December 31, 2004, RegeneRx had cash and cash equivalents totaling $2,874,260 and working capital of $2,412,917 and total assets were $3,288,501. RegeneRx believes that its cash balances, and an additional $4.6 million from the January 2005 private placement, will be sufficient to sustain current operations at least through December 31, 2005. RegeneRx is currently pursuing several potential financing alternatives for continuation of its research, development and clinical trials programs. There is no assurance that RegeneRx will be able to raise additional capital necessary to timely execute its current plan of operation or continue such plan of operation beyond December 2005 unless substantial additional capital is raised.

As RegeneRx utilizes an outsourcing business strategy it does not currently expect to purchase or sell any properties or significant equipment. It does, however, expect to add two-three additional employees. For more information about RegeneRx’s virtual company strategy, see “Item 1. Business—General.”

ITEM 7.	FINANCIAL STATEMENTS

The following audited financial statements and related documents are presented herein on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

RegeneRx Biopharmaceuticals, Inc.

We have audited the accompanying balance sheets of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2004 and 2003, the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland

February 28, 2005

RegeneRx Biopharmaceuticals, Inc.

BALANCE SHEETS

December 31, 2004 and 2003

	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$2,874,260	$1,019,889
Due from related parties	12,357	26,897
Deferred offering costs	75,884	—
Other current assets	30,338	36,428

Total current assets	2,992,839	1,083,214
Fixed assets, net of accumulated depreciation of $10,001 and $7,613	2,587	3,377
Proprietary rights, net of accumulated amortization of $4,760 and $2,973	21,440	23,227
Deferred patent costs	271,635	—

Total assets	$3,288,501	$1,109,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$405,997	$81,268
Accrued expenses	153,879	91,734
Letter agreements with vendors	20,046	20,046

Total current liabilities	579,922	193,048

Commitments	—	—
Stockholders’ equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	—	—
Common stock, par value $.001 per share, 100,000,000 shares authorized; 34,577,356 and 30,098,968 issued and outstanding	34,577	30,099
Additional paid-in capital	45,179,591	40,065,861
Accumulated deficit	(42,505,589)	(39,179,190)

Total stockholders’ equity	2,708,579	916,770

Total liabilities and stockholders’ equity	$3,288,501	$1,109,818

The accompanying notes are an integral part of these financial statements

RegeneRx Biopharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

Years ended December 31, 2004 and 2003

	Years ended December 31,
	2004	2003
Revenue	$—	$—

Expenses
Research and development	2,184,314	775,752
General and administrative	1,158,450	848,743

Total expenses	3,342,764	1,624,495

Operating loss	(3,342,764)	(1,624,495)

Other income (expense)
Interest income	16,435	7,571
Interest expense	(70)	(42,951)

Total other income (expense)	16,365	(35,380)

Net loss	$(3,326,399)	$(1,659,875)

Basic and diluted net loss per common share	$(0.10)	$(0.06)

Weighted average number of common shares outstanding	32,909,753	28,522,042

The accompanying notes are an integral part of these financial statements

RegeneRx Biopharmaceuticals, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2004 and 2003

	Common stock		Additional paid-in capital	Accumulated deficit	Stock subscriptions	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2002	26,965,479	$26,966	$38,102,136	$(37,519,315)	$(300,000)	$309,787
Issuance of common stock	3,184,713	3,185	1,986,815	—	—	1,990,000
Issuance of warrants	—	—	40,648	—	—	40,648
Exercise of options and warrants	306,500	306	30,345	—	—	30,651
Repayment and modification of subscription receivable	(357,724)	(358)	(109,642)	—	300,000	190,000
Stock option compensation	—	—	15,559	—	—	15,559
Net loss	—	—	—	(1,659,875)	—	(1,659,875)

Balance, December 31, 2003	30,098,968	30,099	40,065,861	(39,179,190)	—	916,770
Issuance of common stock	2,778,197	2,778	3,428,646	—	—	3,431,424
Exercise of warrants	1,675,191	1,675	1,574,676	—	—	1,576,351
Exercise of options	25,000	25	2,100	—	—	2,125
Stock option compensation	—	—	108,308	—	—	108,308
Net loss	—	—		(3,326,399)	—	(3,326,399)

Balance, December 31, 2004	34,577,356	$34,577	$45,179,591	$(42,505,589)	$—	$2,708,579

The accompanying notes are an integral part of these financial statements

RegeneRx Biopharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

Years ended December 31, 2004 and 2003

	Years ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,326,399)	$(1,659,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,175	4,099
Compensation expense—stock options	108,308	15,559
Interest expense related to issuance of warrants	—	40,648
Write-off of accounts payable	—	—
Changes in operating assets and liabilities:
Decrease (increase) in other current assets	6,090	(3,336)
Decrease (increase) in due from related party	14,540	(2,080)
Increase (decrease) in accounts payable	256,031	(57,716)
Increase (decrease) in accrued expenses	(13,739)	13,618

Net cash used in operating activities	(2,950,994)	(1,649,083)

Cash flows from investing activities:
Purchase of fixed assets	(1,598)	(1,854)
Increase in patent costs	(202,937)	—

Net cash used in investing activities	(204,535)	(1,854)

Cash flows from financing activities:
Proceeds from exercise of warrants	1,576,351	30,651
Proceeds from issuance of common stock	3,509,717	2,000,000
Proceeds from exercise of stock options	2,125	—
Repayment of subscription receivable	—	190,000
Offering costs	(78,293)	(10,000)
Deferred stock offering costs	—	(14,163)

Net cash provided by financing activities	5,009,900	2,196,488

Net increase in cash and cash equivalents	1,854,371	545,551
Cash and cash equivalents at beginning of period	1,019,889	474,338

Cash and cash equivalents at end of period	$2,874,260	$1,019,889

Supplemental disclosure of significant noncash investing and financing activities:
Deferred offering costs included in accrued expense	$75,884	$—

Patent costs included in accounts payable	$68,698	$—

Modification of subscription receivable	$—	$110,000

The accompanying notes are an integral part of these financial statements

RegeneRx Biopharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

During 1997, the Company entered into a Material Transfer Agreement—Cooperative Research and Development Agreement (“MTA-CRADA”) with the National Institutes of Health (“NIH”), pursuant to which an NIH investigator used Thymosin beta 4, provided by the Company, in several studies including clinical trials, for the treatment of non-healing wounds. In exchange for providing the product and other data, the Company received an option to elect to negotiate for an exclusive or non-exclusive commercialization license from NIH pursuant to a patent application filed by NIH in 1998. The Company’s option expired on February 11, 1999. The Company’s Chairman is a co-inventor on the patent application filed by the NIH. As a result, he had an equal, undivided interest in the intellectual property described in the patent which he subsequently assigned to the Company on May 1, 2000, resulting in full but non-exclusive rights to the Company. On February 6, 2001, the Company signed an exclusive licensing agreement with NIH whereby the Company obtained on exclusive worldwide license to Thymosin beta 4 as a wound-healing drug. In exchange for the exclusive license, the Company must make certain royalty and milestone payments to NIH.

Management’s Plans

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

The Company has incurred negative cash flows from operations since its inception. The Company has expended and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will be adequate to fund the Company’s projected operations beyond the year ending December 31, 2005, based on current and projected expenditure levels. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company’s financing efforts will be successful. If adequate funds are not available, our financial condition and results of operations will be materially and adversely affected.

Should the Company obtain substantial additional funding, other factors including competition, dependence on third parties, uncertainty regarding patents, protection of proprietary rights, manufacturing of peptides and technology obsolescence could have a significant impact on the Company and its operations.

RegeneRx Biopharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs which do not significantly prolong the useful lives of the assets are charged to expense. Depreciation is computed using the straight-line method over the estimated useful lives of two to five years.

Proprietary Rights

Proprietary rights are stated at cost and amortized using the straight-line method over the remaining life of 15 years.

Patent Costs

The Company’s accounting policies for patents are as follows: (a) purchased patents are recorded at acquisition cost and (b) internally developed patents – the following costs are capitalized (1) legal fees from the costs incurred in successful defense to the extent of an evident increase in the value of the patent (2) other patent fees (legal, registration), (3) models and drawings required for registration. The legal life of a patent is 20 years and commences at the date the patent is awarded to the Company. All research and development costs incurred in developing the patentable idea are expensed as incurred.

Revenue Recognition

The Company will recognize revenue from royalties from sales when received. The Company will recognize consulting revenue as the consulting services are performed.

Research and Development

Research and development costs are expensed as incurred.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between

RegeneRx Biopharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

the carrying and tax bases of assets and liabilities. A valuation allowance is recorded if, based upon the evidence available, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Letter Agreements with Vendors

The Company has entered into letter agreements with two vendors as settlement for past due trade payables. The letter agreements are due on demand. As of December 31, 2004 and 2003, $20,046 remains payable to these vendors.

Fair Value of Financial Instruments

The estimated fair values of the Company’s cash and cash equivalents, due from related parties, accounts payable, letter agreements with vendors and accrued expenses approximate their carrying values, due to their short-term nature.

Loss Per Share

	Year ended December 31,
	2004	2003
Net loss available for common shareholders (A)	$(3,326,399)	$(1,659,875)

Average outstanding:
Common stock (B)	32,909,753	28,522,042
Stock options and warrants	—	—

Common stock and stock equivalents (C)	32,909,753	28,522,042

Loss per share:
Basic (A/B)	$(0.10)	$(0.06)
Diluted (A/C)	$(0.10)	$(0.06)

Unexercised employee stock options and warrants, which were previously granted, to purchase 2,788,574 and 3,431,797 shares of the Company’s common stock as of December 31, 2004 and 2003, respectively, were not included in the computations of diluted earnings per share. The Company incurred a net loss for the years ended December 31, 2004 and 2003, therefore, all potential common shares are antidilutive and not included in the calculation of diluted net loss per share.

RegeneRx Biopharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company applies the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44 (“FIN 44”) Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price on the date of the grant. Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, Amendment of SFAS 123 (“SFAS 148”). Transactions with nonemployees in which consideration is received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable in accordance with SFAS 123 and EITF 96.18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services

The following table summarizes relevant information as to reported results under the Company’s intrinsic-value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions had been applied:

	Years ended December 31,
	2004	2003
Proforma net loss:
As reported	$(3,326,399)	$(1,659,875)

Add: stock-based compensation included in reported net loss	108,308	15,559

Proforma net loss	(3,218,091)	(1,644,316)

Basic and diluted loss per share—as reported	$(0.10)	$(0.06)
Basic and diluted loss per share—as adjusted	$(0.10)	$(0.06)

The effect of applying SFAS 123 on a pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting of the stock options and the fair value of additional options to be granted in future years.

RegeneRx Biopharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (continued)

The fair value for each option granted was estimated as the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Years ended December 31,
	2004	2003
Dividend yield	0%	0%

Risk free rate of return	2.67%	3.72%

Expected life (in years)	5	10

Volatility	47.00%	145.98%

Segment Information

The Company views its operations and manages its business as one segment, the development and marketing of Tb4. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance.

Reclassifications

Certain reclassifications of the prior year financial statements have been made to conform to the current year presentations.

RegeneRx Biopharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-based Payment” that will require the Company to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS No. 123(R) requires that the fair value of share-based payments to employees be expensed over the period service is received. SFAS No. 123(R) becomes mandatorily effective for the Company on July 1, 2005.

SFAS No. 123(R) allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. In accordance with the transition provisions of SFAS No. 123(R), the expense attributable to an award will be measured in accordance with the company’s measurement model at that award’s date of grant.

The Company believes the pro forma disclosures in note 2, “Summary of Significant Accounting Policies,” under the sub-heading “Stock-Based Compensation” provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS No. 123(R). However, the total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2005. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the Company’s financial statements.

3.	LICENSES

On April 23, 2002, the Company issued 40,000 shares of common stock pursuant to a license agreement with Morris A. Mann, M.D. through which the Company obtained an exclusive world-wide license to a certain patent related to Thymosin beta 4. In addition, the Company paid a license fee of $5,000 and will be required to pay royalties on future revenues related to the licensed patent. As of December 31, 2004, no such royalties have been incurred or paid by the Company.

The Company has a worldwide license to certain uses of Thymosin beta 4 under a research agreement with George Washington University (“GWU”) under which the Company is obligated to pay GWU a royalty of 4% on commercial sales. No such royalties have been incurred or paid as of December 31, 2004.

4.	RELATED PARTY TRANSACTIONS

The Company had entered into a note receivable agreement with the Chairman of the Company in the original amount of $115,617. The note bore interest at 11.5% and was repayable in equal monthly installments. In March 2002, the Board of Directors agreed to forgive the remaining balance of $42,000 on the loan.

In addition to his position with the Company, the Chairman of the Company is also Chairman of the Department of Biochemistry and Molecular Biology at GWU. The Company has not funded any research personally conducted by the Chairman, and anticipates that any future funding, if any, will also be limited to research projects performed by principal investigators at GWU other than Chairman. No funding was provided during 2004 or 2003.

The Company has made advances to two officers which are non-interest bearing and due on demand. At December 31, 2004 and 2003, $12,357 and $26,897, respectively, are due from the officers.

In February 2003, the Board of Directors approved the modification of the subscription notes receivable agreements between the Company and two officers totaling $150,000 for the purchase of Common Stock. Under the modified agreements, the two officers paid a total of $40,000 and returned 357,724 shares of Common Stock to the Company.

RegeneRx Biopharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

4.	RELATED PARTY TRANSACTIONS (Continued)

In September 2003, the Company entered into a consulting agreement for a term of one year with an affiliate of an outside director of the Company. As consideration for certain business consulting services, the Company agreed to pay $4,000 per month. During the years ended December 31, 2004 and 2003, the Company paid $44,000 and $16,000, respectively, under the agreement.

5.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Fixed assets consist of the following:

	December 31,
	2004	2003
Furniture and equipment	$12,588	$10,990
Less: accumulated depreciation	10,001	7,613

	$2,587	$3,377

Accrued expenses consist of the following:

	December 31,
	2004	2003
Underwriter fees	$75,884	$—
Officer bonus	25,000	—
Professional fees	44,460	84,612
Other	8,535	7,122

	$153,879	$91,734

6.	NOTES PAYABLE AND STOCKHOLDERS’ EQUITY

Common Stock and Warrants

During 1997, the Company completed a private placement of Units in which it sold a total of five Units at a price of $50,000 per Unit. Each Unit consisted of (i) 500,000 shares of Common Stock and (ii) 165,000 Class D Warrants, each of which is exercisable to purchase one share of Common Stock at an exercise price of $.10 per share and has a term of 10 years.

In June 1997, the Company entered into an agreement with an unrelated third party to provide financial advisory services. The agreement stipulated compensation for services to be performed at $10,000 and warrants to purchase 360,000 shares of the Company’s Common Stock. The warrants became exercisable one year after the date of grant at a price equal to the 20-day average price per share for the period immediately prior to the grant date. The warrants expire five years subsequent to the grant date.

RegeneRx Biopharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

6.	NOTES PAYABLE AND STOCKHOLDERS’ EQUITY (Continued)

Shareholders Rights Plan

In April 1994, the Board of Directors adopted a Shareholders Rights Plan, pursuant to which it declared a dividend distribution of one Preferred Stock Purchase Right (“Right”) for each outstanding share of Common Stock. The dividend distribution was payable to stockholders of record at the close of business April 29, 1994.

The Rights can become exercisable only if a person or group acquires more than 25% of the Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of more than 25% of the Common Stock. Each Right would then entitle the holder to purchase one-hundredth (1/100) of a share of a new series of preferred stock at an exercise price of $16.00.

If the Company is acquired in a merger or other business combination transaction with, or a significant portion of the Company’s business is acquired by, a person or group that has acquired more than 25% of its outstanding Common Stock, each Right will entitle its holder (other than such person or group or any of their affiliates or associates) to purchase, at the then-current exercise price of the Right, a number of the acquiring company’s common shares having a value that is twice such exercise price. In addition, if a person or group acquires more than 25% of the Company’s outstanding Common Stock, each Right will entitle its holder (other than such person or group or any of their affiliates or associates) to purchase, at the then-current exercise price of the Right, a number of shares of Common Stock having a market value that is twice such exercise price.

Prior to the time that the Rights become exercisable, they are redeemable at the option of the Board of Directors at a redemption price of $0.01 per Right. The Board of Directors is required to redeem the Rights in the event of an all-cash tender offer for all of the outstanding shares of the Common Stock that meets certain requirements. In April 2004, the Board of Directors extended the expiration of these rights until April 2014.

Sales of Common Stock

In June 2003, the Company completed the sale of 3,184,713 shares of its common stock pursuant to a private placement at a price of $.628 per share to Defiante Farmaceutica, L.d.a. (“Defiante”), a Portuguese company that is a wholly owned subsidiary of Sigma-Tau, S.p.A., a pharmaceutical company headquartered in Rome, Italy. The Company received proceeds, net of offering costs, of $1,990,000. In addition, the Company granted Defiante warrants to purchase 750,000 shares of its common stock at a price of $1.00 per share, exercisable through December 2005 and 600,000 shares of its common stock at a price of $1.25, exercisable between December 11, 2003 and December 11, 2004. On September 9, 2005, Defiante exercised 1,350,000 options for $1.5 million in cash. In return, the Company issued an additional 32,488 common shares or a total of 1,382,488 common shares.

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

On December 29, 2004, the Company closed the first traunche of a private placement of its common stock. Under the terms of the private placement, the Company sold 384,617 shares of common stock at $3.25 per share during the first traunche. In addition the Company granted 96,155 warrants, each of which is exercisable immediately to purchase one share of common stock at an exercise price of $4.06 per share and has a term of 36 months. The total funds raised in the first traunche of the private placement totaled approximately $1.2 million.

RegeneRx Biopharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

6.	NOTES PAYABLE AND STOCKHOLDERS’ EQUITY (Continued)

Bridge Loan Agreements

In May 2003, the Company entered into Bridge Loan Agreements (the “Bridge Loans”) with certain shareholders. The Bridge Loans totaling $400,000, accrued interest at 10% per annum and were scheduled to mature in November 2005. In addition, the Company issued warrants to purchase 200,000 shares of its common stock at $.10 per share. The principal and accrued interest were repaid in June 2003. The Company recorded interest expense of $40,648 related to the issuance of the warrants.

Stock-Based Compensation

During 2003, the Company granted 15,000 options to an employee and 15,000 options to a consultant. During 2004, the Company granted 100,000 options to a member of the Board of Directors, 20,000 to an employee, and 125,000 to a consultant, and 90,000 options to members of the Medical Advisory Board. The grant price was equal or greater than the fair market price of the common stock at the date of the grant.

2000 Stock Options and Incentive Plan

During 2000, a Stock Option and Incentive Plan was approved under which a Board of Directors committee may grant options to purchase shares of common stock of the Company up to 1,000,000 shares. The number of options that can be granted may increase based on shares repurchased by the Company or surrendered to the Company in payment of the exercise prices of options granted under the plan. Options may be granted only to directors, officers or employees of or consultants or advisors to the Company and options granted to any participant cannot exceed 100,000 shares in any one year. The exercise price of the options is to be determined by the Plan committee but shall never be less than the fair market value of the Common Stock on the date of the grant.

During 2002, the Board of Directors of the Company approved the amended and restated 2000 Stock Option and Incentive Plan increasing the number of options that can be granted annually to an individual from 100,000 to 450,000 and increasing number of authorized shares reserved for issuance under the plan increased from 1,000,000 to 2,500,000.

Directors Stock Option Plan

The Directors Stock Option Plan was adopted by the Board of Directors and approved by the stockholders in 1987. Under the Plan, options to purchase 10,000 shares of Common Stock are granted automatically to each person who becomes a director after April 10, 1987, and who, at the time such person becomes a director, is not an employee of the Company. Options granted under the Plan have an exercise price per share equal to the fair market value of the Common Stock on the date of the grant. In 1992, the Plan was amended, with the approval of stockholders at the 1992 Annual Meeting (i) to add an automatic annual grant to each non-employee director of an option to purchase 5,000 shares of Common Stock if the individual is re-elected as a Director at the Annual Meeting, and (ii) to increase to 200,000 the number of shares of Common Stock issuable under the Plan. Options granted under the Plan have a ten-year term and become exercisable in 20% increments beginning on the date of the grant and on each anniversary date thereafter. The Plan expired in 1997. As of December 31, 2004, 10,000 options were outstanding under the Plan.

RegeneRx Biopharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

6.	NOTES PAYABLE AND STOCKHOLDERS’ EQUITY (Continued)

Options, Warrants and Rights Outstanding And Exercisable

The following table summarizes the Company’s stock option activity for 2004 and 2003:

	Number of shares	Exercise price range	Weighted average exercise price
Outstanding, December 31, 2002	1,205,000	$0.085 - $10.50	0.27
Granted	30,000	0.40 - 1.07	0.74
Exercised	—	—	—
Terminated	(10,000)	10.50	10.50

Outstanding, December 31, 2003	1,225,000	$0.085 - $1.07	0.34
Granted	335,000	0.86 - 1.54	1.25
Exercised	(25,000)	0.085	.085
Terminated	—	—	—

Outstanding, December 31, 2004	1,535,000	$0.28 - $1.54	$0.54

The following table summarizes information about the options outstanding at December 31, 2004:

	Options outstanding			Options exercisable
	Number	Weighted- average remaining contractual life	Weighted average	Number	Weighted average
Range of exercise prices	Outstanding	(Years)	exercise price	Outstanding	exercise price
.28 - .45	1,175,000	7.01	$0.331	1,136,667	$0.340
.53 - 1.07	150,000	8.38	0.86	12,500	0.86
1.42 - 1.54	210,000	9.40	1.48	—	—

	1,535,000			1,149,167

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

RegeneRx Biopharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

6.	NOTES PAYABLE AND STOCKHOLDERS’ EQUITY (Continued)

Options, Warrants and Rights Outstanding And Exercisable (continued )

The following table summarizes the Company’s warrants activity for 2004 and 2003:

	Number of shares	Exercise price range	Weighted average exercise price
Outstanding, December 31, 2002	1,323,297	$0.10 to $0.35	0.13
Granted	1,550,000	0.10 to 1.25	0.98
Exercised	(306,500)	0.10	0.10
Terminated	(360,000)	0.12	0.12

Outstanding, December 31, 2003	2,206,797	$0.10 to $1.25	0.73
Granted	694,552	1.50 - 4.06	1.86
Exercised	(1,647,775)	0.10 - 1.50	0.95
Terminated	—	—	—

Outstanding, March 31, 2004	1,253,574	$0.10 to $1.50	$1.05

7.	INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Net operating loss carryforwards	$15,367,000	$14,129,000
Capital loss carryforward	—	200,000
Research and development tax credit	600,000	602,000
Valuation allowance for deferred income tax assets	(15,967,000)	(14,931,000)

Net deferred tax assets	$—	$—

A reconciliation of the provision for income taxes to the federal statutory rate is as follows:

	December 31,
	2004	2003
Tax benefit at statutory rate	$(1,089,000)	$(551,000)
State taxes	(148,000)	(75,000)
Tax credits	2,000	12,000
Capital loss carryforward	199,000	—
Valuation allowance	1,036,000	614,000

	$—	$—

RegeneRx Biopharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

7.	INCOME TAXES (Continued)

The Company has provided a full valuation allowance for deferred tax assets since realization of these future benefits cannot be reasonably assured as a result of recurring operating losses. If the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense, subject to certain limitations.

At December 31, 2004, the Company has net operating loss carryforwards for income tax purposes of approximately $39,800,000 ($36,600,000 at December 31, 2003) that expire in various years through 2024. The Company also has research and development tax credit carryforwards of approximately $600,000 for income tax purposes which expire in various years through 2024. Certain substantial changes in the Company’s ownership would result in an annual limitation on the amount of the net operating loss carryforwards which can be utilized.

8.	COMMITMENTS

Lease

In August 1999, the Company entered into an agreement to lease office space in Bethesda, Maryland. The lease was for a period of three months and expired on November 30, 1999. Under the terms of the lease agreement, the lease automatically renewed upon expiration for an additional three months, unless either the Company or the lessor provided notice of termination of the lease 60 days prior to expiration. In April 2002, the Company entered into an agreement to lease additional office space. The lease was for a period of twelve months. Under the terms of the lease agreement, the lease renewed automatically upon expiration for an additional twelve months, unless either the Company or the leaser provides notice of termination of the lease as described in the agreement. In December 2003, the Company entered into a new one-year lease agreement which included all existing office space plus additional office space required by the Company. The Company’s rent expense for 2004 and 2003 was $45,949 and $38,892, respectively.

In December 2004, the Company entered into a new lease for office space effective January 1, 2005. The lease will commence on January 1, 2005 and expires on December 31, 2007 and will be subject to scheduled rent increases. Future minimum lease payments as of December 31, 2004 are as follows:

2005	$68,310
2006	70,359
2007	72,470

Employment Continuity Agreements

The Company has entered into employment contracts with two executives. The agreements are three years in length and provide for minimum salary levels, an option to purchase shares of the Company’s stock and include incentive bonuses determined by the Board of Directors of the Company. The agreement automatically renews annually if not cancelled by either party. The aggregate minimum commitment for future salaries, excluding bonuses, as of December 31, 2004 is approximately $390,000.

License and Supply Agreement

On January 22, 2004, the Company entered into a Thymosin Beta 4 License and Supply Agreement (the Agreement) with Defiante, to grant to Defiante the exclusive right to use Thymosin Beta 4 to conduct research and development activities in Europe. Under the Agreement, the Company will receive fees and royalty payments based on a percentage of sales of Thymosin Beta 4—related products by Defiante, as defined. The term of the Agreement is the later of the expiration of any patents developed under the Agreement, any marketing rights or 2016.

RegeneRx Biopharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

9.	SUBSEQUENT EVENT

Sale of Common Stock and Issuance of Warrants

On January 5, 2005, the Company closed the second traunche of a private placement of its common stock. Under the terms of the private placement (see note 6), the Company sold 1,420,462 shares of common stock at $3.25 per share. In addition, the Company granted 366,654 warrants, each of which is exercisable immediately to purchase one share of common stock at an exercise price of $4.06 per share and has a term of 36 months. The total funds raised in the private placement totaled approximately $4.6 million.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) the principal executive and financial officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

RegeneRx’s Board of Directors consists of six directors. RegeneRx’s bylaws allow for not less than three and not more than seven Directors. Directors are elected annually to serve one-year terms.

The following table sets forth, with respect to each director and executive officer, his name and age, the year in which he first became a director of RegeneRx, and his principal occupation and business experience during the past five years.

Name, Year First Became Director of Company, Title	Age	Principal Occupation and Business Experience

J.J. Finkelstein, 2002 President and Chief Executive Officer	53	RegeneRx’s President, Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer since 2002 and a member of the Board of Directors since 2002. Mr. Finkelstein has been a chief executive officer and consultant in the bioscience industry for the past twenty-three years, having served as Chief Executive Officer of three biomedical companies since 1982, including as CEO of RegeneRx from 1984 to 1989 and as Vice-Chairman from 1989 to 1991.

Name, Year First Became Director of Company, Title	Age	Principal Occupation and Business Experience

Allan L. Goldstein, 1982 Chairman and Chief Scientific Advisor	67	Chairman of the Board of RegeneRx since 1982; Chief Executive Officer of RegeneRx from 1982 to 1986, and 1999 to 2002; Chief Scientific Advisor of RegeneRx from 1982 to present; Professor and Chairman of Department of Biochemistry and Molecular Biology at The George Washington University School of Medicine and Health Sciences from 1978 to present.

Richard J. Hindin, 2002 Secretary and Treasurer	62	Secretary and Treasurer of RegeneRx from 2004 to present; Director of Chicken Out Rotisserie Inc., founded in 1991, which operates 28 restaurants in four states and the District of Columbia, with annual sales in excess of $30 million. In 1967, he co-founded Britches of Georgetown, Inc., (Britches) a clothing retailer specializing in the sale of upscale men’s and women’s apparel and accessories. Mr. Hindin also serves as Chairman of the Board of The Institute of Advanced Studies in Immunology and Geriatric Medicine, a non-profit 501(c)(3) corporation that specializes in disseminating medical information to the public as well as providing the pharmaceutical industry with an independent source for testing vaccines and drugs for the elderly. Mr. Hindon is also President of Hinsilblon Laboratories Ltd., a company based in Cape Coral, Florida which sells odor neutralization products and delivery systems.

Albert Rosenfeld, 1982	84	Secretary-Treasurer of RegeneRx from 1999 to 2004; Consultant on Future Programs for March of Dimes Birth Defect Foundation from 1973 to present; Adjunct Assistant Professor, Department of Human Biological Chemistry and Genetics at University of Texas Medical Branch, from 1974 to 1998; author and lecturer on scientific matters.

Joseph C. McNay, 1987	70	Managing Principal, Chairman and Chief Investment Officer of Essex Investment Management Company, LLC, a registered investment advisor, from 1976 to present; Director of Softech, Inc. and MPSI System, Inc.

Mauro Bove, 2004	48	Head of the Corporate Development Department and Director of Sigma-Tau Finanziaria S.p.A. Mr. Bove has served in a number of senior positions in business, licensing and corporate development within Sigma-Tau, which has subsidiaries in most European countries and the United States. Mr. Bove has twenty years of business and management experience within the pharmaceutical industry. Mr. Bove obtained his law degree at the University of Parma, Italy, in 1980. In 1985, he attended the Academy of American and International Laws at the International and Comparative Law Center, Dallas, Texas.

Audit Committee and Financial Expert

The Board of Directors of the Company has a standing Audit Committee comprised of Directors McNay and Rosenfeld. Under the definition of independence contained in the American Stock Exchange Company Guide, Messrs. McNay and Rosnefeld are “independent.” The Board of Directors has determined that Mr. McNay is the audit committee financial expert as defined in Item 401(e) of Regulation S-B.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock, to report to the SEC their initial ownership of the Company’s common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the SEC and the Company is required to disclose any late filings or failures to file.

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company, or written representations that no filings were necessary, the Company believes that during the past fiscal year its officers, directors and greater than ten percent (10%) beneficial owners complied with all filing requirements.

Code of Ethics

The Company adopted a Code of Ethics for its Principal Executive Officer and Senior Financial Officer (the “Code of Ethics”). A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-KSB. The Code of Ethics is also available free of charge by writing to the Company at 3 Bethesda Metro Center, Suite 630, Bethesda, Maryland 20814.

ITEM 10.	EXECUTIVE COMPENSATION

The following table summarizes for the years indicated the compensation paid by RegeneRx to its Chief Executive Officer during 2004 and all executive officers of RegeneRx that earned a salary and bonus for 2004 in excess of $100,000.

		Annual Compensation						Long Term Compensation Awards(4)
Name and Principal Position	Fiscal Year	Salary		Bonus			Other Annual Compensation ($)(3)	Restricted Stock Award ($)	Options (#)	All Other Compensation
J.J. Finkelstein, President and Chief Executive Officer(1)	2004 2003 2002	$ $ $	200,000 175,000 175,000	$ $	25,000 — 20,000	(2)	— — —	— — —	— — 500,000		— — —

Allan L. Goldstein, Chairman and Chief Scientific Advisor	2004 2003 2002	$ $ $	125,000 110,000 110,000	$ $	25,000 — 20,000	(5) (2)	— — —	— — —	— — 300,000	$	— — 37,674

(1)	On March 19, 2002, J.J. Finkelstein was appointed as RegeneRx’s President and Chief Executive Officer, replacing Dr. Goldstein who will remain as Chairman and Chief Scientific Advisor of RegeneRx.
(2)	Dr. Goldstein and J.J. Finkelstein were awarded a $20,000 bonus for work performed in 2002. The amounts were accrued as of 12/31/02 and paid in 2003.
(3)	Dr. Goldstein and Mr. Finkelstein did not receive any (a) personal benefits or perquisites which exceeded the lesser of $50,000 or 10% of his salary and bonus; (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long term incentive plans prior to settlement or maturation; (d) amounts reimbursed for payment of taxes; or (e) preferential discounts on stock.
(4)	RegeneRx had no long-term incentive plans in existence and made no payouts or awards under such plans.
(5)	Dr. Goldstein was awarded a $25,000 bonus for work performed in 2004. The amount was accrued as of 12/31/04 and paid in 2005.

The following table provides information as to the value realized and unrealized by Dr. Goldstein and Mr. Finkelstein related to stock options during 2004. No stock options were exercised by Dr. Goldstein or Mr. Finkelstein during 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES
			Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable (#)	Unexercisable (#)	Exercisable ($)*	Unexercisable ($)
Allan L. Goldstein	—	—	300,000	—	1,191,000	—

J.J. Finkelstein	—	—	500,000	—	1,985,000	—

*	Based on a closing stock price on December 31, 2004 of $4.30 and an exercise price of $0.33.

Director Compensation

For fiscal year 2004, non-employee directors are paid $1,000 per board meeting attended in person (or $300 if attended by telephone conference) and an annual amount of $5,000. Employee directors, such as Directors Goldstein and Finkelstein, are not paid for board service and meeting attendance. In addition, directors are not compensated for committee service or meeting attendance.

Medical and Scientific Advisory Board

RegeneRx has an advisory board called the Medical and Scientific Advisory Board. RegeneRx’s Medical and Scientific Advisory Board consists of experts in various medical and scientific fields who advise RegeneRx on key aspects of its wound-healing technology platform, based on T☐4. They advise RegeneRx in such areas as potential therapeutic uses for T☐4, strategies for clinical development, and evaluation of new scientific or medical data. In addition, the members also introduce RegeneRx to companies who might be interested in working with it on its technology.

All outside MSAB members receive options for 30,000 shares of stock at the trailing 20-day average bid, which vest over three years. They also receive $1,000 for each MSAB annual meeting they attend plus all travel expenses. The MSAB has had no annual meetings to date, although RegeneRx has regularly utilized its MSAB members to evaluate strategies, clinical indications and other aspects of its technology development.

The members of the MSAB are Allan L. Goldstein (Chairman); Albert Rosenfeld; Herve Byron, MD; Barrett Katz, MD, MBA; Steve Kovacs, MD, MBA; Claudio De Simone, Ph.D.; Jo-David Fine, MD, MPH, and Paolo Carminati, Ph.D.

Employment Agreements

On January 1, 2002, Dr. Goldstein and J.J. Finkelstein entered into employment contracts with RegeneRx to serve as Chairman and Chief Scientific Advisor and President and Chief Executive Officer, respectively. In February 2004, the Compensation Committee voted to increase the salaries of Dr. Goldstein and Mr. Finkelstein to $125,000 and $200,000, respectively. In February 2005, the Compensation Committee voted to increase the 2005 salaries of Dr. Goldstein and Mr. Finklelstein to $155,000 and $235,000, respectively.

Employment Contract of Dr. Goldstein

Pursuant to the terms of his employment agreement, Dr. Goldstein is not obligated to devote 100% of his time to RegeneRx and continues to be employed by The George Washington University in Washington, D.C. The initial term of Dr. Goldstein’s employment agreement is three years. The agreement will automatically be extended for successive one-year terms unless RegeneRx or Dr. Goldstein elects not to extend the agreement. The agreement provides for annual compensation of $125,000 and eligibility to receive an annual bonus in the discretion of the Board of Directors of RegeneRx. In consideration for his services, RegeneRx also granted Dr. Goldstein an option to purchase 300,000 shares of RegeneRx’s common stock at a purchase price equal to fair market value pursuant to the Amended and Restated Option Plan. Dr. Goldstein’s option vested as to 34% of the option shares on the first anniversary of the grant (January 1, 2003) and in twenty-four (24) equal monthly installments thereafter so long as he remains employed by RegeneRx. In the event of Dr. Goldstein’s termination without cause or upon the occurrence of certain change in control events, Dr. Goldstein’s stock shall immediately vest and be released from RegeneRx’s repurchase option.

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

If Dr. Goldstein’s employment is terminated without cause (as defined in the employment agreement) or he terminates his employment for any reason within 12 months after a change of control event, RegeneRx is obligated to pay him a lump sum payment in an amount equal to his then annual base salary (less federal and state tax withholding) as severance pay. Dr. Goldstein is required to sign a release in favor of RegeneRx as a condition to receiving the severance payment.

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

Employment Contract of Mr. Finkelstein

Pursuant to the terms of his employment agreement, Mr. Finkelstein is expected to devote 100% of his time and efforts to RegeneRx. The initial term of Mr. Finkelstein’s employment agreement is three years. The agreement will automatically be extended for successive one-year terms unless RegeneRx or Mr. Finkelstein elects not to extend the agreement. The agreement provides for annual compensation of $200,000 and eligibility to receive an annual bonus in the discretion of the Board of Directors of RegeneRx. In consideration for his services, RegeneRx also granted Mr. Finkelstein an option to purchase 500,000 shares of RegeneRx’s common stock at a purchase price equal to fair market value pursuant to the Amended and Restated Option Plan. Mr. Finkelstein’s option vested as to 34% of the option shares on the first anniversary of the grant (January 1, 2003) and in twenty-four (24) equal monthly installments thereafter so long as he remains employed by RegeneRx. In the event of Mr. Finkelstein’s termination without cause or upon the occurrence of certain change in control events, Mr. Finkelstein’s stock shall immediately vest and be released from RegeneRx’s repurchase option.

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

If Mr. Finkelstein’s employment is terminated without cause (as defined in the employment agreement) or he terminates his employment for any reason within 12 months after a change of control event, RegeneRx is obligated to pay him a lump sum payment in an amount equal to his then annual base salary (less federal and state tax withholding) as severance pay. In addition, RegeneRx will reimburse him for premiums he pays for life and disability insurance for a 12 month period. Such reimbursement, in the aggregate, generally will be capped at the $600 per month. Mr. Finkelstein is required to sign a release in favor of RegeneRx as a condition to receiving any severance payment.

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of March 2, 2005, the beneficial ownership of RegeneRx’s common stock by:

•	any persons or entities known by management to beneficially own more than five percent of the outstanding shares of RegeneRx common stock as of the record date;
•	each director of RegeneRx;
•	executive officers named in the Summary Compensation Table; and
•	all of the executive officers and directors of RegeneRx as a group.

The persons named in the following table have sole voting and dispositive powers for all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the footnotes to the table.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to outstanding options, warrants or other rights to acquire held by a person that are currently exercisable or exercisable within 60 days after March 2, 2005 are included in the number of shares beneficially owned by the person and deemed outstanding shares for purposes of calculating the person’s percentage ownership. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. As of March 2, 2005, there were 36,029,203 shares of RegeneRx common stock outstanding.

Name of Beneficial Owner	Beneficial Ownership		Percent of Common Stock Outstanding
J. J. Finkelstein Director, President and Chief Executive Officer	2,108,638	(1)	5.8

Allan L. Goldstein, Chairman and Chief Scientific Advisor	2,375,536	(2)	6.5

Richard J. Hindin, Director, Secretary and Treasurer	1,836,591	(4)	5.1

Albert Rosenfeld, Director	120,100	(3)	0.3

Joseph C. McNay, Director	1,444,111	(5)	4.0

Sidney J. Silver	1,925,000	(6)	5.3

Sigma Tau Finanziaria S.p.A.	11,369,079	(7)	31.1

All executive officers and directors as a group (5 persons)	7,884,976	(8)	21.1

(1)	Consists of (i) 1,596,138 shares owned directly by Mr. Finkelstein over which he has sole voting and dispositive powers; and (ii) 12,500 shares held by Mr. Finkelstein’s minor daughter with respect to which Mr. Finkelstein shares voting and dispositive powers. Includes 500,000 shares which Mr. Finkestein has the right to acquire through the exercise of fully vested stock options. The address for Mr. Finkelstein is c/o RegeneRx Biopharmaceuticals, Inc., 3 Bethesda Metro Center, Suite 630, Bethesda, Maryland 20814.

(2)	Consists of (i) 2,075,536 shares owned directly by Dr. Goldstein and his wife over which they share voting and dispositive powers. Includes 300,000 shares which Dr. Goldstein has the right to acquire through the exercise of fully vested stock options. The address for Dr. Goldstein is c/o RegeneRx Biopharmaceuticals, Inc., 3 Bethesda Metro Center, Suite 630, Bethesda, Maryland 20814.

(3)	Consists of (i) 10,100 shares owned directly by Mr. Rosenfeld over which he has sole voting and dispositive powers; and (ii) 110,000 shares which Mr. Rosenfeld has the right to acquire through the exercise of stock options that are currently exercisable. The address for Mr. Rosenfeld is c/o RegeneRx Biopharmaceuticals, Inc., 3 Bethesda Metro Center, Suite 630, Bethesda, Maryland 20814.

(4)	Consists of (i) 1,750,188 shares owned directly by Mr. Hindin over which he has sole voting and dispositive powers; and (ii) 66,666 which Mr. Hindin has the right to acquire through the exercise of stock options that are currently exercisable. Does not include 33,334 options to purchase common stock to be issued to Mr. Hindin under the Amended and Restated Option Plan that are currently unexercisable. The address for Mr. Hindin is 407 Chain Bridge Road, McLean, Virginia 22101.

(5)	Consists of (i) 1,142,795 shares owned directly by Mr. McNay over which he has sole voting and dispositive powers; (ii) 110,000 shares which Mr. McNay has the right to acquire through the exercise of stock options that are currently exercisable; and (iii) 191,316 shares which Mr. McNay has the right to acquire pursuant to the exercise of warrants. The address for Mr. McNay is c/o RegeneRx Biopharmaceuticals, Inc., 3 Bethesda Metro Center, Suite 630, Bethesda, Maryland 20814.

(6)	The address for Mr. Silver is c/o Silver, Freedman & Taff, L.L.P., 1100 New York Avenue, N.W., Washington, D.C. 20005.

(7)	Consists of (i) 10,859,767 shares owned directly by Sigma Tau over which they have sole voting and dispositive powers and (ii) 509,312 shares which Sigma Tau have the right to acquire pursuant to the exercise of warrants. The address for Sigma Tau Finanziaria S.p.A. is Via Sudafrica, 20, Rome, Italy 00144.

(8)	Includes the shares noted in the footnotes above.

Equity Compensation Plan Information

The following table gives information about RegeneRx’s common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	1,535,000	0.54	1,665,000
Equity compensation plans not approved by stockholders	0	0	0
Total	1,535,000	0.54	1,665,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit	Reference(1)
3.1	Restated Certificate of Incorporation of Company	Exhibit 3.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

3.2	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.2 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

3.3	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB, File No. 0-15070 (filed April 2, 2001)

3.4	Bylaws of Company	Exhibit 3.2 to Registration Statement No. 33-9370 (filed October 8, 1986)

3.5	Amendment No. 1 to Bylaws of Company adopted August 11, 1989	Exhibit 4.7 to Registration Statement No. 33-34551, Amendment No. 3 (filed June 21, 1990)

3.6	Amendment No. 2 to Bylaws of Company adopted June 18, 1990	Exhibit 4.8 to Registration Statement No. 33-34551, Amendment No. 3 (filed June 21, 1990)

3.7	Amendment No. 3 to Bylaws of Company adopted November 30, 1990	Exhibit 3.6 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

4.1	Form of Stock Certificate	Exhibit 4.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

4.2	Rights Agreement, dated as of April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 1 to the Company’s Current Report on Form 8-K, File No. 0-15070 (filed May 2, 1994)

4.3	Warrant Agreement, dated March 12, 1997	Exhibit 4.3 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

4.4	Warrant Agreement, dated January 23, 2004	Exhibit 4.4 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

4.5	Form of Warrant Agreement	Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on January 6, 2005)

4.6	Warrant Agreement, dated December 31, 2004	Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on January 6, 2005)

10.1	Patent License Agreement – Exclusive, between the U.S. Public Health Service and the Company	Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB, File No. 0-15070 (filed April 2, 2001)(2)

10.2	Amended and Restated 2000 Stock Option and Incentive Plan*	Filed as Exhibit A to the Company’s definitive proxy materials, File No. 0-15070 (filed May 28, 2004)

10.3	Unit Purchase Agreement dated March 12, 1997	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.4	Registration Rights Agreement, dated March 12, 1997	Exhibit 10.26 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.5	Lease Agreement dated April 5, 2002 between the Company and HQ Global Workplaces, Inc.	Exhibit 10.7 to RegeneRx’ Annual Report on Form 10-KSB, File No. 0-15070 (filed March 31, 2003)

10.6	Employment Agreement*	Exhibit 10.8 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.7	Employment Agreement*	Exhibit 10.9 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.8	License Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)(3)

10.9	Securities Purchase Agreement	Exhibit 10.11 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.10	Master Services Agreement	Exhibit 10.12 to the Company’s Registration Statement on Form SB-2, Amendment No. 1, File No. 333-113417 (filed April 23, 2004)

10.11	Form of Purchase Agreement	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed on January 6, 2005)

14	Code of Ethics	Exhibit 14 to the Company’s Annual Report on Form 10-KSB, File No. O-15070 (filed March 30, 2004)

23	Consent of Reznick Group, P.C.	Filed herewith

24	Power of Attorney	Included as part of signature page

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	Filed herewith

*	Management contract or compensatory plan or arrangement.
(1)	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.
(2)	Portions of this document have been omitted pursuant to a previously granted confidential treatment application.
(3)	Portions of this document have been omitted pursuant to a request for confidential treatment

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to RegeneRx’s independent auditors, Reznick Group, P.C. for the last two fiscal years ended December 31 were as follows:

	2004	2003
Audit Fees:	$20,475	$22,500
Audit-Related Fees:[1]	$13,646	$7,500
Tax Fees:[2]	$3,000	$5,000
All Other Fees:[3]	$0	$0

1 Review of quarterly Forms 10-QSB and year end Annual Report on Form 10-KSB and SB-2.

2 Tax preparation service

3 Service, other than audit fees, audit related fees or tax services

All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Reznick Group, P.C. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

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

REGENERX BIOPHARMACEUTICALS, INC. (Registrant)

March 31, 2005	By:	/s/ J.J. Finkelstein
J.J. Finkelstein President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. In addition, each of the following persons hereby grants Power of Attorney to J.J. Finkelstein to sign on each of their behalf for the purposes of filing any further amendments to this report:

Signature	Title	Date

/s/ Allan L. Goldstein Allan L. Goldstein	Chairman of the Board, Chief Scientific Advisor, and Director	March 31, 2005

/s/ J.J. Finkelstein J.J. Finkelstein	President, Chief Executive Officer, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 31, 2005

/s/ Richard J. Hindin Richard J. Hindin	Secretary, Treasurer, and Director	March 31, 2005

/s/ Joseph C. McNay Joseph C. McNay	Director	March 31, 2005

/s/ Albert Rosenfeld Albert Rosenfeld	Director	March 31, 2005

Mauro Bove	Director	March 31, 2005