Form 10QSB
period 2005-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2005-05-16
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005	Commission file number 0-15070

REGENERX BIOPHARMACEUTICALS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	52-1253406
(State of Incorporation)	(IRS Employer I.D. Number)

3 Bethesda Metro Center

Suite 630

Bethesda, Maryland 20814

(Address of principal executive offices)

Issuer’s telephone number, including area code: (301) 280-1992

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

36,049,203 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $.001 per share, were outstanding as of April 30, 2005.

Transitional Small Business Disclosure Format (Check One)    Yes  ☐    No  ☒

RegeneRx Biopharmaceuticals, Inc.

Form 10-QSB

Quarterly Period Ended March 31, 2005

P ART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$6,223,078	$2,874,260
Due from related parties	11,620	12,357
Deferred offering costs	—	75,884
Other current assets	78,801	30,338

Total current assets	6,313,499	2,992,839

Fixed assets, net	59,856	2,587
Proprietary rights, net	20,994	21,440
Deferred patent costs	354,663	271,635
Other assets	17,078	—

Total assets	$6,766,090	$3,288,501

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$175,451	$405,997
Accrued expenses	222,766	173,925

Total current liabilities	398,217	579,922

Commitments	—	—

Stockholders’ equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	—	—
Common stock, par value $.001 per share, 100,000,000 shares authorized; 36,029,203 and 34,577,356 issued and outstanding, respectively	36,029	34,577
Additional paid-in capital	49,735,796	45,179,591
Accumulated deficit	(43,403,952)	(42,505,589)

Total stockholders’ equity	6,367,873	2,708,579

Total liabilities and stockholders’ equity	$6,766,090	$3,288,501

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three-months ended March 31,
	2005	2004
Revenues	$—	$—

Expenses
Research and development	476,226	831,340
General and administrative	448,797	331,566

Total Expenses	925,023	1,162,906

Operating loss	(925,023)	(1,162,906)

Other income (expense)
Interest income	26,660	3,624
Other expense	—	(30)

Total Other income	26,660	3,594

Net loss	$(898,363)	$(1,159,312)

Basic and diluted net loss per common share	$(0.03)	$(0.04)

Weighted average number of common shares outstanding	35,919,222	31,936,127

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Three-months ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(898,363)	$(1,159,312)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,589	1,079
Compensation expense for stock options	14,550	5,350
Changes in operating assets and liabilities:
(Increase) decrease:
Other current assets	(48,463)	2,546
Due from related party	737	500
Other assets	(17,078)	—
Increase (decrease):
Accounts payable	(230,546)	124,379
Accrued expenses	124,725	(74,109)

Net cash used in operating activities	(1,051,849)	(1,099,567)

Cash flows from investing activities:
Purchase of fixed assets	(59,412)	(1,598)
Deferred patent costs	(83,028)	—

Net cash used in investing activities	(142,440)	(1,598)

Cash flows from financing activities:
Issuance of common stock	4,616,500	2,269,382
Proceeds from exercise of warrants	2,500	—
Stock offering costs	(75,893)	—

Net cash provided by financing activities	4,543,107	2,269,382

Net increase in cash and cash equivalents	3,348,818	1,168,217

Cash and cash equivalents, beginning of period	2,874,260	1,019,889

Cash and cash equivalents, end of period	$6,223,078	$2,188,106

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

For the three-months ended March 31, 2005 and 2004 (Unaudited)

A. GENERAL

RegeneRx Biopharmaceuticals, Inc. (the “Company”), a Delaware corporation, was incorporated in 1982. The Company operates in a single industry segment focused on biotechnology. In general, the biotechnology industry consists of researching and developing new pharmaceutical products for the treatment of diseases or conditions that arise as a result of infections, cancer, autoimmune disease and genetic abnormalities. The Company’s current primary business focus is the commercialization of Thymosin beta 4 (“Tß4”), a 43 amino acid peptide, as a therapeutic platform to accelerate the healing of injured tissue and non-healing wounds in dermal, ocular, and cardiovascular tissue, among other areas.

The Company currently has no products that have received regulatory approval. During 1997, the Company entered into a Material Transfer Agreement - Cooperative Research and Development Agreement (“CRADA”) with the National Institutes of Health (“NIH”). In exchange for providing Tß4 and certain data, the Company received an option to elect to negotiate for an exclusive or non-exclusive commercialization license from the NIH pursuant to a patent application filed by NIH in 1998. On February 6, 2001, the Company signed a licensing agreement with NIH whereby the Company obtained an exclusive world-wide license to Tß4 under the patent application filed in 1998. In exchange for the exclusive license, the Company must make certain royalty and milestone payments to the NIH. To date, all payments due have been made.

The Company anticipates incurring additional losses in the future as it continues development of Tß4 and expands clinical trials for other indications of Tß4. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

The Company has incurred negative cash flows from operations since its inception. The Company has expended and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will be adequate to fund the Company’s projected operations through March 31, 2006, based on current and projected expenditure levels. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company’s financing efforts will be successful. If adequate funds are not available, the Company’s financial condition and results of operations will be materially and adversely affected.

Should the Company obtain substantial additional funding, other factors including competition, dependence on third parties, uncertainty regarding patents, protection of proprietary rights, manufacturing of peptides and technology obsolescence could also have a significant impact on the Company and its operations.

B. FINANCIAL STATEMENTS

The Balance Sheet as of March 31, 2005, the Statements of Operations for the three-month periods ended March 31, 2005 and March 31, 2004, and the Statements of Cash Flows for the three-month periods ended March 31, 2005 and March 31, 2004, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2005 and March 31, 2004, and for the periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, such unaudited interim information reflects all necessary adjustments, consisting of only normal recurring adjustments, necessary to present the Company’s financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-KSB for the year ended December 31, 2004.

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

C. NET LOSS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding during the three-month periods ended March 31, 2005 and March 31, 2004. During these periods options and warrants were not included in the calculation as their effect would be anti-dilutive.

D. STOCK BASED COMPENSATION

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim consolidated financial statements. The adoption of the disclosure only requirements of SFAS No. 148, did not have a significant impact on the Company’s financial statements.

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

	Three Months Ended March 31,
	2005	2004
Pro forma net loss:
As reported	$(898,363)	$(1,159,312)
Total employee non-cash stock compensation expense determined under fair value based method for all awards	(1,059)	(19,345)

Pro forma net loss	$(899,422)	$(1,178,657)

Net loss per common share:
Basic and diluted—as reported	$(0.03)	$(0.04)

Basic and diluted—pro forma	$(0.03)	$(0.04)

E. PATENTS

The Company has capitalized $83,028 and $-0- related to patent costs during the three months ended March 31, 2005 and 2004, respectively. The Company’s accounting policies for patents are as follows: (a) purchased patents are recorded at acquisition costs (legal fees from a successful defense are also capitalized ) and (b) internally developed patents – the following costs are capitalized (1) legal fees from the costs incurred in successful defense (2) other patent fees (legal, registration) (3) models and drawings required for registration and legal defense. The legal life of a patent is 20 years. Amortization commences the date the patent is awarded. All research and development costs incurred in developing the patentable idea are expensed as incurred.

F. EQUITY TRANSACTIONS

Sale of Common Stock and Issuance of Warrants

On January 5, 2005, the Company closed the second traunche of a private placement of its common stock. Under the terms of the private placement, the Company sold 1,420,462 shares of common stock at $3.25 per share. In addition, the Company granted 366,653 warrants, each which is exercisable immediately to purchase one share of common stock at an exercise price ranging from $4.05 to $4.06 per share and has a term of 36 months. The total funds raised in the private placement totaled approximately $4.6 million.

EXERCISE OF WARRANTS

During the quarter ended March 31, 2005, the Company received $2,500 for the exercise of warrants associated with 25,000 shares of the Company’s common stock. In addition, 6,912 warrants were exchanged at prices ranging from $0.29 to $0.41 per share, for 6,385 shares of Common Stock.

G. SEGMENT INFORMATION

The Company views its operations and manages its business as one segment, the development and marketing of Tb4. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance.

H. OTHER

In March 2005 the Company was listed on the American Stock Exchange, ticker symbol: RGN.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the unaudited financial statements and notes thereto of the Company contained in Item 1 of this report.

Plan of Operation

Since its inception in 1982, RegeneRx’s activities had consisted of conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of products for research, testing and clinical trials. In 2000, RegeneRx adopted a modified business plan calling on the outsourcing of most of the activities necessary to its mission of developing its Thymosin beta 4 (“Tb4”) platform for the treatment of chronic wounds. This business model allows for the rapid and effective deployment of necessary resources without the burden of expensive and unwieldy infrastructure. It also allows the company to expand or contract its efforts depending on capital resources or other circumstances. RegeneRx has not generated revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. During the first three months of 2005, RegeneRx had no revenues and had operating losses of $925,023. RegeneRx’s accumulated deficit of $43,403,952 through March 31, 2005 has been funded primarily by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by RegeneRx, limited product sales and royalties, and the sale of royalty rights. RegeneRx will require substantial funding in order to complete research and development activities, manufacturing for clinical trials, and the eventual marketing of any products that RegeneRx intends to develop.

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

On January 7, 2005, RegeneRx completed the sale of an aggregate of approximately $5.8 million of common stock in a private placement transaction. ($1.2 million was completed in December 2004 and $4.6 million was completed in January 2005.) RegeneRx also issued warrants to investors to purchase over a period of three years up to an aggregate of an additional 462,808 shares of RegeneRx common stock at prices ranging from $4.05 to $4.06 per share. RegeneRx registered the shares and the shares underlying the warrants purchased in this private placement as part of a registration statement on Form S-3, which was declared effective by the SEC on February 14, 2005.

Although RegeneRx has no products that have received regulatory approval to date, RegeneRx’s Investigational New Drug Application was accepted by the United States Food and Drug Administration in December 2002 allowing RegeneRx to commence the human testing of Tb4 for dermal wounds. RegeneRx initiated a Phase I human clinical trial in March 2003, which studies were designed to establish safety in human subjects, and successfully completed the trial in September 2003. There were no significant adverse events associated with the drug in Phase I and results demonstrated it was well tolerated by all subjects. RegeneRx has recently raised additional capital for Phase II trials, the first of which was cleared by FDA in November 2004. In the first quarter of

2005, two additional dermal Phase II trials were cleared by FDA, including a trial to study patients with epidermolysis bullosa, an orphan disease. RegeneRx believes the Phase II trials, which it hopes to conduct in a somewhat parallel fashion, will take approximately 12-18 months each and will cost just over $2 million. RegeneRx plans to independently develop Tb4 in the United States for chronic dermal wounds through the end of Phase II or Phase III clinical trials.

In November 2004, based on a scientific paper published in the journal, Nature, showing that Tb4 was effective in protecting or repairing the heart after a heart attack in animals, the Company decided to additionally pursue this indication. RegeneRx expects to meet with the FDA to discuss its plans at the earliest practicable time and initiate Phase I/II as soon as possible thereafter. RegeneRx has targeted the end of 2005 or early 2006 to file an IND for this indication.

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

Under the Agreement, Defiante will pay RegeneRx a royalty on commercial sales and will purchase all required Tb4 from RegeneRx on an exclusive basis. When RegeneRx completes positive Phase II clinical trials in the United States, Defiante must either pay RegeneRx $5 million or initiate pivotal Phase III clinical trials in Europe to maintain the license. Defiante also will be obligated to attain future clinical and regulatory milestones in the licensed territory. As those milestones are obtained, certain performance criteria regarding commercial registration and minimum annual royalties will be required in each licensed country. The agreement does not prevent RegeneRx from sublicensing the technology in countries outside the licensed territory, and has no impact on any U.S. rights.

At March 31, 2005, RegeneRx had cash and cash equivalents totaling $6,223,078 and working capital of $5,915,282 and total assets were $6,766,090. RegeneRx believes that its cash balances will be sufficient to sustain current operations at least through March 31, 2006. RegeneRx is currently considering several potential financing alternatives for expansion of its research, development and clinical trials programs. There is no assurance that RegeneRx will be able to raise additional capital necessary to timely execute its current plan of operation or continue such a plan of operation beyond March 31, 2006 unless substantial additional capital is raised.

As RegeneRx utilizes a virtual company strategy, it does not currently expect to purchase or sell any properties or significant equipment and does not expect to have significant changes in the number of its employees. For more information about RegeneRx’s virtual company strategy, see “Item 1. Business” of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

ITEM 3. Controls and Procedures

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934)both of the chief executive and chief financial officers of the Company have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Reference*
3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

3.2	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.2 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

3.3	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.3 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)

3.4	Bylaws of Company	Exhibit 3.2 to Registration Statement No. 33-9370 (filed October 8, 1986)

3.5	Amendment No. 1 to Bylaws of Company adopted August 11, 1989	Exhibit 4.7 to Registration Statement No. 33-34551, Amendment No. 3 (filed June 21, 1990)

3.6	Amendment No. 2 to Bylaws of Company adopted June 18, 1990	Exhibit 4.8 to Registration Statement No. 33-34551, Amendment No. 3 (filed June 21, 1990)

3.7	Amendment No. 3 to Bylaws of Company adopted November 30, 1990	Exhibit 3.6 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

4.1	Form of Stock Certificate	Exhibit 4.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

4.2	Rights Agreement, dated as of April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 1 to the Company’s Current Report on Form 8-K, File No. 0-15070 (filed May 2, 1994)

4.3	Warrant Agreement, dated March 12, 1997	Exhibit 4.3 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

4.4	Warrant Agreement, dated January 23, 2004	Exhibit 4 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.1	Patent License Agreement – Exclusive, between the U.S. Public Health Service and the Company	Exhibit 10.1 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)**

10.2	Amended and Restated Directors Stock Option Plan	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 26, 1993)

10.3	Amended and Restated 2000 Stock Option and Incentive Plan	Filed as Exhibit A to the Company’s definitive proxy materials, File No. 0-15070 (filed May 20, 2002)

10.4	Unit Purchase Agreement dated March 12, 1997	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.5	Registration Rights Agreement, dated March 12, 1997	Exhibit 10.26 to the Company’s Annual Report of Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.6	Lease Agreement dated April 5, 2002 between the Company and HQ Global Workplaces, Inc.	Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB, File No. 0-15070 (filed March 31, 2003)

10.7	Employment Agreement	Exhibit 10.8 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.8	Employment Agreement	Exhibit 10.9 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.9	License Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004) **

10.10	Securities Purchase Agreement	Exhibit 10.11 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.11	Master Services Agreement	Exhibit 10.12 to the Company’s Registration Statement on Form SB-2, Amendment No. 1, File No. 333-113417 (filed April 23, 2004)

31.1	Certification dated May 13, 2005	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification dated May 13, 2005	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification dated May 13, 2005	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification dated May 13, 2005	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.
**	Portions of this document have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: May 13, 2005	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer

/s/ C. Neil Lyons
C. Neil Lyons
Chief Financial Officer