Form 10QSB
period 2005-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2005-08-15
CIK 707511

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005	Commission file number 0-15070

REGENERX BIOPHARMACEUTICALS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	52-1253406
(State of Incorporation)	(IRS Employer I.D. Number)

3 Bethesda Metro Center
Suite 630
Bethesda, Maryland 20814
(Address of principal executive offices)

Issuer's telephone number, including area code: (301) 280-1992

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

37,604,024 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $.001 per share, were outstanding as of June 30, 2005.

Transitional Small Business Disclosure Format (Check One) Yes ☐  No ☒

RegeneRx Biopharmaceuticals, Inc.
Form 10-QSB
Quarterly Period Ended June 30, 2005

Part I - Financial Information

Item 1. Financial Statements

RegeneRx Biopharmaceuticals, Inc.
Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$5,132,774	$2,874,260
Due from related party	8,964	12,357
Deferred Office Costs	—	75,884
Other current assets	66,663	30,338

Total current assets	5,208,401	2,992,839

Fixed assets, net	58,900	2,587
Deferred patent costs, net	429,573	293,075
Other assets, net	17,078	—

Total assets	$5,713,952	$3,288,501

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$176,286	$405,997
Accrued expenses	89,734	173,925

Total current liabilities	266,020	579,922

Commitments	—	—

Stockholders' equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	—	—
Common stock, par value $.001 per share, 100,000,000 shares authorized; 37,604,024 and 34,577,356 issued and outstanding, respectively	37,604	34,577
Additional paid-in capital	54,797,689	45,179,591
Stock subscription receivable	(4,999,999)	—
Accumulated deficit	(44,387,362)	(42,505,589)

Total stockholders' equity	5,447,932	2,708,579

Total liabilities and stockholders' equity	$5,713,952	$3,288,501

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Operations
(Unaudited)

	Three-months ended June 30,		Six-months ended June 30,
	2005	2004	2005	2004
Revenues	$—	$—	$—	$—

Expenses
Research and development	575,289	144,607	1,051,515	975,947
General and administrative	437,348	219,800	886,145	551,366

Total expenses	1,012,637	364,407	1,937,660	1,527,313

Operating loss	(1,012,637)	(364,407)	(1,937,660)	(1,527,313)

Other income (expense)
Interest income	29,227	2,821	55,887	6,445
Other expense	—	(6)	—	(36)

Total other income	29,227	2,815	55,887	6,409

Net loss	$(983,410)	$(361,592)	$(1,881,773)	$(1,520,904)

Basic and diluted net loss per common share	$(0.03)	$(0.01)	$(0.05)	$(0.05)

Weighted average number of common shares outstanding	36,189,141	32,591,635	36,054,927	32,263,881

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Cash Flows
(Unaudited)

	Six-months ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,881,773)	$(1,520,904)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,489	2,110
Compensation expense for stock options	90,511	13,621
Changes in operating assets and liabilities:
(Increase) decrease:
Other current assets	(36,325)	(10,965)
Due from related party	3,393	6,823
Other assets	(17,078)	—
Increase (decrease):
Accounts payable	(250,854)	(3,552)
Accrued expenses	(8,307)	(46,108)

Net cash used in operating activities	(2,093,944)	(1,558,975)

Cash flows from investing activities:
Purchase of fixed assets	(61,908)	(1,598)
Patents costs	(137,391)	(119,823)

Net cash used in investing activities	(199,299)	(121,421)

Cash flows from financing activities:
Issuance of common stock	4,616,500	2,259,737
Proceeds from exercise of warrants	4,500	13,645
Proceeds from exercise of options	6,650	—
Stock Offering Costs	(75,893)	—

Net cash provided by financing activities	4,551,757	2,273,382

Net increase in cash and cash equivalents	2,258,514	592,986

Cash and cash equivalents, at beginning of period	2,874,260	1,019,889

Cash and cash equivalents, at end of period	$5,132,774	$1,612,875

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Notes to Financial Statements
For the three-months ended June 30, 2005 and 2004 (Unaudited)

A.    General

RegeneRx Biopharmaceuticals, Inc. (the “Company”), a Delaware corporation, was incorporated in 1982. The Company operates in a single industry segment focused on biotechnology. In general, the biotechnology industry consists of researching and developing new pharmaceutical products for the treatment of diseases or conditions that arise as a result of infections, cancer, autoimmune disease and genetic abnormalities. The Company’s current primary business focus is the commercialization of Thymosin beta 4 (“Tβ4”), a 43 amino acid peptide, as a therapeutic platform to accelerate the healing of injured tissues or organs, and prevent damage to dermal, ocular, and cardiovascular tissues, among others.

The Company currently has no products that have received regulatory approval. During 1997, the Company entered into a Material Transfer Agreement - Cooperative Research and Development Agreement (“CRADA”) with the National Institutes of Health (“NIH”). In exchange for providing Tβ4 and certain data, the Company received an option to elect to negotiate for an exclusive or non-exclusive commercialization license from the NIH pursuant to a patent application filed by NIH in 1998. On February 6, 2001, the Company signed a licensing agreement with NIH whereby the Company obtained an exclusive world-wide license to Tβ4 under the patent application filed in 1998. In exchange for the exclusive license, the Company must make certain royalty and milestone payments to the NIH. To date, all payments due have been made.

The Company anticipates incurring additional losses in the future as it continues development of Tβ4 and expands clinical trials for other indications of Tβ4. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

The Company has incurred negative cash flows from operations since its inception. The Company has expended and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. Management will continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. While management believes it will be able to successfully continue its planned development efforts, there can be no assurance that those efforts will be successful. If adequate funds are not available, the Company’s financial condition and results of operations will be materially and adversely affected.

Should the Company obtain substantial additional funding, other factors including competition, dependence on third parties, uncertainty regarding patents, protection of proprietary rights, manufacturing of peptides and technology obsolescence could also have a significant impact on the Company and its operations.

B.    Financial Statements

The Balance Sheet as of June 30, 2005, the Statements of Operations for the three and six month periods ended June 30, 2005 and June 30, 2004, and the Statements of Cash Flows for the six-month periods ended June 30, 2005 and June 30, 2004, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2005 and June 30, 2004, and for the periods then ended, have been recorded. All adjustments recorded were of a normal recurring nature.

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

C.    Net Loss per Share

Net loss per share is based on the weighted average number of common shares outstanding during the three and six-month periods ended June 30, 2005 and June 30, 2004. During these periods options and warrants were not included in the calculation as their effect would be anti-dilutive.

D.    Stock Based Compensation

The Company applies the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44 (“FIN 44”) Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, to account for its fixed-plan stock options. Under this method, compensation expense is not recorded in the financial statements for stock issued to employees under non-compensatory plans. Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, Amendment of SFAS 123 (“SFAS 148”). A cost for equity instruments issued to non-employees has been recognized in the accompanying financial statements based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable in accordance with SFAS 123, Emerging Issues Task Force (“EITF”) No. 96.18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, and Staff Accounting Bulletin (“SAB 107”).

The following table summarizes relevant information as to reported results under the Company’s intrinsic-value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions had been applied:

	Six Months Ended
	June 30
	2005	2004
Pro forma net loss:
As reported	$(1,881,773)	$(1,520,904)
Total employee non-cash stock compensation expense determined under fair value based method for all awards	(108,849)	(38,691)
Pro forma net loss	$(1,990,622)	$(1,559,595)

Net loss per common share:
Basic and diluted—as reported	$(0.05)	$(0.05)
Basic and diluted—pro forma	$(0.06)	$(0.05)

The fair value for each option granted was estimated as the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends. The risk free rate of return was established for each award, based on the date of grant and the expected life of the award. Given the Company’s limited historical data, the expected life was determined in accordance with SAB 107 guidance for “plain vanilla” options. The volatility was determined, based on the historical, daily closing price of the Company’s publicly-traded stock, as measured for a time period consistent with the expected life of the option. Approximate values of these assumptions follow:

	2005	2004

Risk free rate of return	4.30%	2.67%

Expected life (in years)	6.00 - 6.75	5.00

Volatility	400 - 450%	50%

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), “Share-Based Payment,” which requires that the cost resulting from all share-based payments be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees. The Company believes the pro forma disclosures above provide an appropriate short-term indicator of the level of expense that will be required to be recognized in accordance with SFAS 123(R) in future periods. However, the total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.

The Company intends to adopt SFAS 123(R) on January 1, 2006.using the modified prospective application set forth in the standard. Under the modified prospective application, the Company will recognize as compensation cost, the fair value of all new awards issued after January 1, 2006, along with the fair value associated with modifications of existing awards, to the extent modifications are entered into after that date. This cost will be recognized over the requisite service period. Additionally and for awards granted prior to January 1, 2006, previously unrecognized compensation cost will be recognized as the requisite service is rendered.

E.    Patents

The Company has capitalized $137,391 and $119,823 related to patent costs during the six months ended June 30, 2005 and 2004, respectively. The Company’s accounting policies for patents are as follows: (a) purchased patents are recorded at acquisition costs (legal fees from a successful defense are also capitalized) and (b) internally developed patents - the following costs are capitalized (1) legal fees from the costs incurred in successful defense (2) other patent fees (legal, registration) (3) models and drawings required for registration and legal defense. The legal life of a patent is 20 years. Amortization commences the date the patent is awarded. All research and development costs incurred in developing the patentable idea are expensed as incurred.

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

On June 23, 2005, the Company sold 1,538,461 shares of its common stock to Defiante Farmaceutica, L.d.a., a wholly-owned subsidiary of Sigma-Tau Group, and two of its affiliates, for $3.25 per share bringing the total consideration paid to $5 million. The investors may not sell or distribute the securities for five years and have given their proxies to RegeneRx management to vote the shares during the lock-up period. At the end of the five year lock-up period, RegeneRx, at its option, may buy-back for $5.00 per share the number of shares required to maintain Sigma-Tau's (and its affiliates') equity ownership at 30.1%, the same percentage as it stood prior to this transaction. The payment for this sale was received in early July 2005. Consequently the June 30, 2005 balance sheet evidenced a stock subscription receivable in its equity section and the Statement of Cash Flows for the six month period ended June 30, 2005 did not evidence a receipt of funds. There were no placement fees associated with the transaction.

Exercise of Warrants

During the six months ended June 30, 2005, the Company received $4,500 for the exercise of warrants associated with 45,000 shares of the Company’s common stock. In addition, 8,412 warrants were exchanged at prices ranging from $0.29 to $0.41 per share, for 7,745 shares of Common Stock. The Company also received $6,650 for the exercise of 15,000 options.

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

H.    Other

In March 2005 the Company was listed on the American Stock Exchange, ticker symbol: RGN.

In June 2005 the Company filed a Form S-3 to register $60 million worth of the Company’s common stock and warrants to purchase common stock with the SEC. The SEC declared that registration effective on August 9, 2005. The Company does not presently have plans to issue any securities covered by this registration, but may do so in the future.

ITEM 2.    Management’s Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the unaudited financial statements and notes thereto of the Company contained in Item 1 of this report.

Critical Accounting Policies

Capitalized patent costs - Consists of costs incurred to prosecute the Company’s patents for a variety of potential uses of Tβ4 in a variety of jurisdictions. Quarterly, the Company reviews the status of its capitalized patent costs and assesses whether a particular use and/or jurisdiction will either be abandoned, or whether it appears that a patent will not be awarded. If either of those two events appear reasonably possible, the underlying cost is recognized as an expense in the quarter.

Share-based payment - On March 29, 2005 the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which among other things set forth the staff’s views with regard to valuation methods (including assumptions such as expected volatility and expected term). In April 2005 the Company awarded stock options to existing employees, new employees and members of the Company’s Board of Directors. Given the Company’s limited historical data, the expected lives of these options were determined in accordance with SAB 107 guidance for “plain vanilla” options, and the volatility was determined, based on the historical, daily closing price of the Company’s publicly-traded stock, as measured for a time period consistent with the expected lives of the respective options. Given the Company’s significant increase in historical stock prices and the resulting volatility estimate, a fair market valuation for the option was set equal to the closing price of the stock on the day of grant. The Company anticipates that the value of future awards will be similarly in-line with the market price of the stock on the day of grant. Starting in January 2006, the Company will adopt SFAS 123(R). Accordingly the results of operations will reflect compensation costs for options granted to employees, in addition to the cost already reflected for options granted to non-employees. Please see Note D Stock Based Compensation in the Notes to Financial Statements for additional information.

Plan of Operation

Since its inception in 1982 and until 1999, RegeneRx’s activities had consisted of conducting research and development, sponsoring clinical trials of its proprietary products, the construction and equipping of laboratory and production facilities, and the manufacture of products for research, testing and clinical trials. In 2000, RegeneRx adopted a modified business plan calling on the outsourcing of most of the activities necessary to its mission of developing its Thymosin beta 4 (“Tb4”) platform for the treatment of chronic wounds. This business model allows for the rapid and effective deployment of necessary resources without the burden of expensive and unwieldy infrastructure. It also allows the company to expand or contract its efforts depending on capital resources or other circumstances. RegeneRx has not generated revenues from operations and does not anticipate generating product revenues or other revenues from operations for the foreseeable future. During the first six months of 2005, RegeneRx had no revenues and had operating losses of $1,881,773. RegeneRx’s accumulated deficit of $44,387,362 through June 30, 2005 has been funded primarily by the proceeds from the issuance of equity securities (and interest earned on such funds), the licensing of technology developed or acquired by RegeneRx, limited product sales and royalties, and the sale of royalty rights. RegeneRx will require substantial funding in order to complete research and development activities, manufacturing for clinical trials, and the eventual marketing of any products that RegeneRx intends to develop.

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

On June 23, 2005, the Company sold 1,538,461 shares of its common stock to Defiante Farmaceutica, L.d.a., a Portuguese company that is a wholly owned subsidiary of Sigma-Tau, S.p.A., a pharmaceutical company headquartered in Rome, Italy, and two of its affiliates, for $3.25 per share bringing the total consideration paid to $5 million. The investors may not sell or distribute the securities for five years and have given their proxies to RegeneRx management to vote the shares during the lock-up period. At the end of the five year lock-up period, RegeneRx, at its option, may buy-back for $5.00 per share the number of shares required to maintain Sigma-Tau's (and its affiliates') equity ownership at 30.1%, the same percentage as it stood prior to this transaction. The payment for this sale was received in early July 2005.

Although RegeneRx has no products that have received regulatory approval to date, RegeneRx’s Investigational New Drug Application (“IND”) was accepted by the United States Food and Drug Administration in December 2002 allowing RegeneRx to commence the human testing of Tb4 for dermal wounds. RegeneRx initiated a Phase I human clinical trial in March 2003, which studies were designed to establish safety in human subjects, and successfully completed the trial in September 2003. There were no significant adverse events associated with the drug in Phase I and results demonstrated it was well tolerated by all subjects. RegeneRx has recently raised additional capital for Phase II trials, the first of which was cleared by FDA in November 2004. In the first quarter of 2005, two additional dermal Phase II trials were cleared by FDA, including a trial to study patients with epidermolysis bullosa, an orphan disease. RegeneRx believes the Phase II trials, which it hopes to conduct in a somewhat parallel fashion, will take approximately 12-18 months each and each will cost just over $2 million. Sigma-Tau under the Company’s Phase II IND, will administer one of these three Phase II clinical trials in the EU and will assume all associated costs of the trial. RegeneRx plans to independently develop Tb4 in the United States for chronic dermal wounds through the end of Phase II or Phase III clinical trials.

In November 2004, based on a scientific paper published in the journal, Nature, showing that Tb4 was effective in protecting or repairing the heart after a heart attack in animals, the Company decided to additionally pursue this clinical indication. The Company is pursuing manufacturing and formulation efforts related to such trials. RegeneRx expects to meet with the FDA to discuss its plans at the earliest practicable time and initiate Phase I/II clinical trials as soon as possible thereafter. RegeneRx has targeted early 2006 to file an IND for this indication.

Based on numerous scientific publications pertaining to potential ophthalmic indications for Tβ4 as well as interest from its medical and scientific advisory board, the Company is targeting certain ophthalmic clinical indications. Presently the Company is conducting manufacturing and formulation efforts required to initiate ophthalmic clinical trials. RegeneRx expects to meet with the FDA to discuss its plans at the earliest practicable time and initiate Phase I/II clinical trials as soon as possible thereafter. RegeneRx has targeted early 2006 to file and IND for this indication.

In July 2005 the first European patent related to Tß4 wound healing technology, licensed from the National Institutes of Health in Bethesda, Maryland, was granted to the Company. The original patent application, filed in 1999, claims numerous compositions, uses and processes related to Tß4. Similar patent applications have been submitted in other territories throughout the world, including the U.S. and Asia. RegeneRx has independently filed over fifty additional world-wide patent applications related to the technology platform.

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

Results of operations

For the three months ended June 30, 2005, the Company incurred a net loss of $983,410 (or $0.03 per share), an increase of 172% as compared to a net loss of $361,592 (or $0.01 per share) for the three months ended June 30, 2004. As previously noted, the FDA cleared the Company to commence three Phase II clinical trials. These clearances were received in November 2004 and early 2005. Consequently, the results of operations for the three months ended June 30, 2005 included costs to expand and refine efforts necessary to commence these trials, as compared to the Phase I trial work underway in 2004. These expanded efforts included the manufacture of additional amounts of Tβ4, new drug formulations and stability testing, and other non-clinical efforts, as well as initiation of Phase II clinical activity. Additionally, the company increased its full-time employee equivalents from four to six and in general expanded its intellectual property efforts with regard to submission of new patent applications and continued prosecution of current ones.

For the six months ended June 30, 2005, the Company incurred a net loss of $1,881,773 (or $0.05 per share), an increase of 24% as compared to a net loss of $1,520,904 (or $0.05 per share) for the six months ended June 30, 2004.  The net loss for the six months ended June 30, 2005 includes all of the expanded Phase II clinical trial work that was mentioned above. Additionally, it is important to note that during these time periods, the majority of the Company’s costs were generated under outsourced contracts for specific work efforts and deliverables. These work efforts were discrete, in that they were not necessarily of a continuing nature, and vary in size, scope, and timing. Consequently, overall expenditures varied significantly, from one period to another

Liquidity and capital resources

At June 30, 2005, RegeneRx had cash and cash equivalents totaling $5,132,774 and working capital of $4,942,381. Total assets were $5,713,952. As noted above, the Company also received $5 million in early July for the sale of common stock, increasing the cash balance to approximately $10 million. RegeneRx has also registered $60 million in common stock and warrants to purchase common stock with the Securities and Exchange Commission and may sell those securities to the public, if and when acceptable terms are negotiated with a potential buyer(s). RegeneRx believes its cash reserves are presently sufficient to meet its operating demands and will continually evaluate financing alternatives for the expansion of its research, development and clinical trials programs. There is no assurance that RegeneRx will be able to raise sufficient capital required to execute its research and development plans and, unless substantial additional capital is raised the Company will not be able to gain FDA approval for the sale of Tβ4 to the market.

The Company believes its out-sourcing strategy has proven both cost beneficial and has maximized shareholder value. The Company will therefore continue to operate its out-sourcing strategy in the near term, by contracting research and development work to other companies with established workforces and facilities. For more information about RegeneRx’s out-sourcing strategy, see “Item 1. Business” of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

Part II - Other Information

Item 1.    Legal Proceedings

 None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

 See Form 8-K, June 23, 2005

Item 3.    Defaults Upon Senior Securities

 None

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Stockholders’ Meeting was held on June 23, 2005. The following matters were submitted to the stockholders:
1.	Election of Directors:
	Directors elected at the meeting for terms to expire in 2006.
		Number of shares
		For	Withheld
	Allan L. Goldstein	33,501,398	37,331
	J.J. Finkelstein	33,474,179	64,550
	Albert Rosenfeld	33,489,898	48,831
	Joseph C. McNay	33,521,398	17,331
	Richard J. Hindin	33,500,598	38,131
	Mauro Bove	33,521,679	17,050

		Number of shares
		For	Withheld	Abstain
2.	The ratification of Reznick Group, P.C. as independent auditors of the Company for the Fiscal year ending December 31, 2005	33,492,906	6,973	38,850

Item 5.    Other Information

 None

Item 6.    Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

3.2	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.2 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

3.3	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.3 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)

3.4	Bylaws of Company	Exhibit 3.2 to Registration Statement No. 33-9370 (filed October 8, 1986)

3.5	Amendment No. 1 to Bylaws of Company adopted August 11, 1989	Exhibit 4.7 to Registration Statement No. 33-34551, Amendment No. 3 (filed June 21, 1990)

3.6	Amendment No. 2 to Bylaws of Company adopted June 18, 1990	Exhibit 4.8 to Registration Statement No. 33-34551, Amendment No. 3 (filed June 21, 1990)

3.7	Amendment No. 3 to Bylaws of Company adopted November 30, 1990	Exhibit 3.6 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

4.1	Form of Stock Certificate	Exhibit 4.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

4.2	Rights Agreement, dated as of April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 1 to the Company’s Current Report on Form 8-K, File No. 0-15070 (filed May 2, 1994)

Exhibit No.	Description of Exhibit	Reference*

4.3	Warrant Agreement, dated March 12, 1997	Exhibit 4.3 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

4.4	Warrant Agreement, dated January 23, 2004	Exhibit 4 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.1	Patent License Agreement - Exclusive, between the U.S. Public Health Service and the Company	Exhibit 10.1 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)**

10.2	Amended and Restated Directors Stock Option Plan	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 26, 1993)

10.3	Amended and Restated 2000 Stock Option and Incentive Plan	Filed as Exhibit A to the Company’s definitive proxy materials, File No. 0-15070 (filed May 20, 2002)

10.4	Unit Purchase Agreement dated March 12, 1997	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.5	Registration Rights Agreement, dated March 12, 1997	Exhibit 10.26 to the Company’s Annual Report of Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.6	Lease Agreement dated April 5, 2002 between the Company and HQ Global Workplaces, Inc.	Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB, File No. 0-15070 (filed March 31, 2003)

10.7	Employment Agreement	Exhibit 10.8 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.8	Employment Agreement	Exhibit 10.9 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.9	License Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004) **

10.10	Securities Purchase Agreement	Exhibit 10.11 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.11	Master Services Agreement	Exhibit 10.12 to the Company’s Registration Statement on Form SB-2, Amendment No. 1, File No. 333-113417 (filed April 23, 2004)

Exhibit No.	Description of Exhibit	Reference*

31.1	Certifications dated August 15, 2005	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certifications dated August 15, 2005	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications dated August 15, 2005	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certifications dated August 15, 2005	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

RegeneRx Biopharmaceuticals, Inc. (Registrant)

Date: August 15, 2005	/s/ J.J. FINKELSTEIN

J.J. Finkelstein President and Chief Executive Officer

/s/ C. NEIL LYONS

C. Neil Lyons Chief Financial Officer