Form 10QSB
period 2005-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2005-11-14
CIK 707511

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005	Commission file number 0-15070

REGENERX BIOPHARMACEUTICALS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	52-1253406
(State of Incorporation)	(IRS Employer I.D. Number)

3 Bethesda Metro Center
Suite 630
Bethesda, Maryland 20814
(Address of principal executive offices)

Issuer's telephone number, including area code: (301) 280-1992

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

37,624,024 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $.001 per share, were outstanding as of September 30, 2005.

Transitional Small Business Disclosure Format (Check One) Yes ☐  No ☒

RegeneRx Biopharmaceuticals, Inc.
Form 10-QSB
Quarterly Period Ended September 30, 2005

Part I – Financial Information

Item 1. Financial Statements

RegeneRx Biopharmaceuticals, Inc.
Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$4,127,979	$2,874,260
Short-term investments	4,746,950	—
Due from related party	5,591	12,357
Deferred offering costs	—	75,884
Other current assets	122,888	30,338

Total current assets	9,003,408	2,992,839

Fixed assets, net	56,326	2,587
Deferred patent costs, net	597,043	293,075
Other assets, net	17,078	—

Total assets	$9,673,855	$3,288,501

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$186,001	$405,997
Accrued expenses	347,598	173,925

Total current liabilities	533,599	579,922

Commitments	—	—

Stockholders' equity
Preferred stock, $.001 par value per share,
1,000,000 authorized; no shares issued	—	—
Common stock, par value $.001 per share,
100,000,000 shares authorized; 37,624,024 and 34,577,356
issued and outstanding, respectively	37,624	34,577
Additional paid-in capital	54,867,262	45,179,591
Accumulated other comprehensive income	2,159	—
Accumulated deficit	(45,766,789)	(42,505,589)

Total stockholders’ equity	9,140,256	2,708,579

Total liabilities and stockholders' equity	$9,673,855	$3,288,501

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Operations
(Unaudited)

	Three-months ended September 30,		Nine-months ended September 30,
	2005	2004	2005	2004

Revenues	$—	$—	$—	$—

Expenses
Research and development	1,138,891	686,026	2,190,406	1,661,973
General and administrative	316,559	297,585	1,202,704	848,951

Total expenses	1,455,450	983,611	3,393,110	2,510,924

Operating loss	(1,455,450)	(983,611)	(3,393,110)	(2,510,924)

Other income (expense)
Interest income	76,023	3,581	131,910	10,026
Other expense	—	—	—	(36)

Total other income	76,023	3,581	131,910	9,990

Net loss	$(1,379,427)	$(980,030)	$(3,261,200)	$(2,500,934)

Basic and diluted net loss per common share	$(0.04)	$(0.03)	$(0.09)	$(0.08)

Weighted average number of common shares outstanding	37,610,328	32,959,593	36,579,092	32,739,666

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Cash Flows
(Unaudited)

	Nine-months ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,261,200)	$(2,500,934)

Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	11,906	3,143
Compensation expense for stock options	158,104	80,136
Changes in operating assets and liabilities:
Other current assets	(92,550)	(88,715)
Due from related party	6,766	6,323
Other assets	(17,078)	—
Accounts payable	(241,139)	154,248
Accrued expenses	249,557	(81,040)

Net cash used in operating activities	(3,185,634)	(2,426,839)

Cash flows from investing activities:
Purchases of short-term investments	(6,344,791)	—
Maturities of short-term investments	1,600,000	—
Purchase of fixed assets	(62,936)	(1,598)
Patents costs	(306,676)	(170,539)

Net cash used in investing activities	(5,114,403)	(172,137)

Cash flows from financing activities:
Issuance of common stock	9,616,499	2,287,003
Proceeds from exercise of warrants	6,500	1,500,000
Proceeds from exercise of options	6,650	—
Stock Offering Costs	(75,893)	—

Net cash provided by financing activities	9,553,756	3,787,003

Net increase in cash and cash equivalents	1,253,719	1,188,027

Cash and cash equivalents, at beginning of period	2,874,260	1,019,889

Cash and cash equivalents, at end of period	$4,127,979	$2,207,916

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Notes to Financial Statements
For the nine-months ended September 30, 2005 and 2004 (Unaudited)

A.    Organization & basis of presentation

RegeneRx Biopharmaceuticals, Inc. (the “Company”, “We”, “Us”, “Our”), is focused on the discovery and development of novel molecules to accelerate tissue and organ repair.  Currently, the Company is developing Thymosin beta 4 (“Tβ4”), a 43 amino acid peptide, under an exclusive world-wide license from the National Institutes of Health. Preliminary research suggests that Tβ4 may prove efficacious for multiple indications, therefore the Company is developing Tβ4 as a therapeutic platform. The Company holds over fifty world-wide patents and patent applications related to dermal, ocular, and internal wounds and tissue repair, cardiac and neurological injuries, and septic shock. RegeneRx is currently sponsoring three Phase II dermal wound healing clinical trials and has additionally targeted cardiac and ophthalmic trials in 2006 as part of its ongoing clinical development program.

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required for annual reporting. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-KSB for the year ended December 31, 2004. Similarly, this entire report should be read in conjunction with our Annual Report on From 10-KSB for a broader understanding of our business and inherent risks.

The accompanying December 31, 2004 financial information was derived from audited financial statements. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other future period.

B.    Net Loss per Share

Net loss per share is based on the weighted average number of common shares outstanding during the three and nine-month periods ended September 30, 2005 and 2004. During these periods, certain securities were not included in the calculation as their effect would be anti-dilutive. Securities that could potentially dilute basic net loss per share in the future, and that were not included in the calculation of diluted net loss per share, are as follows:

	September 30,
	2005	2004

Outstanding stock options	2,475,000	1,590,000
Warrants	1,546,815	1,250,881
Total potential common shares excluded from diluted net loss per share computation	4,021,815	2,840,881

C.    Stock Based Compensation

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. However, SFAS 123 permits, and the Company has elected to apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, the Company has adopted the disclosure only requirements of SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, Amendment of SFAS 123. Under this method, compensation expense is not recorded in the financial statements for stock issued to employees under non-compensatory plans. A cost for equity instruments issued to non-employees has been recognized in the accompanying financial statements based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable in accordance with SFAS 123, and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”

The following table summarizes relevant information as to reported results under the Company’s intrinsic-value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions had been applied:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Pro forma net loss:
As reported	$(1,379,427)	$(980,030)	$(3,261,200)	$(2,500,934)
Total employee non-cash stock compensation expense determined under fair value based method for all awards	(107,790)	(24,493)	(216,639)	(74,200)
Pro forma net loss	$(1,487,217)	$(1,004,523)	$(3,477,839)	$(2,575,134)

Net loss per common share:
Basic and diluted — as reported	$(0.04)	$(0.03)	$(0.09)	$(0.08)
Basic and diluted — pro forma	$(0.04)	$(0.03)	$(0.10)	$(0.08)

The fair value for each option granted was estimated as of the grant date using the Black-Scholes option-pricing model, assuming no expected dividends. The risk free rate of return was established for each award, based on the date of grant and the expected life of the award. The volatility was determined, based on the historical, daily closing price of the Company’s publicly-traded stock, as measured for a time period consistent with the expected life of the option. Approximate values of these assumptions follow:

	2005	2004

Risk free rate of return	4.30%	2.67%

Expected life (in years)	6.00 – 6.75	5.00

Volatility	400 – 450%	47%

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), SFAS 123R replaces SFAS 123 and supersedes APB No. 25. SFAS 123R requires that a cost, based on the grant date fair value of these instruments, be recognized in the financial statements. The pro forma disclosures above do not likely represent future levels of expense, as the total expense recorded in future periods will depend on several variables, including the number of shared-based awards, their respective vesting periods, and the fair value of those awards. The Company intends to adopt SFAS 123R on January 1, 2006. The adoption of SFAS 123R may have a material adverse impact on our results of operations and financial condition.

D.    Cash, Cash Equivalents & Short-term Investments

With limited exposure to any one issuer, the Company invests its cash, cash equivalents, and short-term investments in highly-liquid, high credit quality financial instruments, which can include money market securities, obligations of the United States government and its agencies, commercial paper, municipal obligations and certificates of deposit.

Cash equivalents are comprised of highly liquid investments which have insignificant interest rate risk and a maturity of 90 days or less when purchased. Given the highly-liquid nature of these investments and the Company’s intent to use these in current operations, all investments, including those with maturities greater than one year, are considered available for sale, carried at fair value, and are classified as short-term investments when they do not meet the criteria for classification as cash and cash equivalents.

Specific identification is used to determine the cost of securities sold. Realized gains and losses and declines in value, judged to be other than temporary, are included in interest and other income (loss). Purchase discounts and premiums are amortized to maturity and recorded as interest income. Unrealized holding gains and losses are reported as a separate component of stockholders’ equity and accumulated in other comprehensive income.

The following is a summary of the Company’s short-term investments at September 30, 2005, all of which are due within one year:

	Amortized cost	Net unrealized gains	Net unrealized losses	Estimated fair value

Corporate notes	$4,044,791	$3,007	$(848)	$4,046,950
Municipal bonds	700,000	—	—	700,000
Total	$4,744,791	$3,007	$(848)	$4,746,950

E.    Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and unrealized gains or losses on our available-for-sale securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(1,379,427)	$(980,030)	$(3,261,200)	$(2,500,934)
Unrealized gain on investments, net	2,159	—	2,159	—
Comprehensive loss	$(1,377,268)	$(980,030)	$(3,259,041)	$(2,573,134)

F.    Patents

The Company has capitalized $306,676 and $170,539 related to patent costs during the nine months ended September 30, 2005 and 2004, respectively. The Company’s accounting policies for patents are as follows: (a) purchased patents are recorded at acquisition costs (legal fees from a successful defense are also capitalized) and (b) internally developed patents - the following costs are capitalized (1) legal fees from the costs incurred in successful defense (2) other patent fees (legal, registration) (3) models and drawings required for registration and legal defense. The legal life of a patent is 20 years. Amortization commences the date the patent is awarded. All research and development costs incurred in developing the patentable idea are expensed as incurred.

G.    Equity Transactions

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

On June 23, 2005, the Company sold 1,538,461 shares of its common stock to Defiante Farmaceutica, L.d.a., a wholly-owned subsidiary of Sigma-Tau Group, and two of its affiliates, for $3.25 per share bringing the total consideration paid to $5 million. The investors may not sell or distribute the securities for five years and have given their proxies to RegeneRx management to vote the shares during the lock-up period. At the end of the five year lock-up period, RegeneRx, at its option, may buy-back for $5.00 per share the number of shares required to maintain Sigma-Tau's (and its affiliates') equity ownership at 30.1%, the same percentage as it stood prior to this transaction. There were no placement fees associated with this transaction.

Exercise of Warrants & Options

During the nine months ended September 30, 2005, the Company received $6,500 for the exercise of warrants associated with 65,000 shares of the Company’s common stock. In addition, 8,412 warrants were exchanged at prices ranging from $0.29 to $0.41 per share, for 7,745 shares of Common Stock. The Company also received $6,650 for the exercise of 15,000 options.

H.    Segment Information

The Company views its operations and manages its business as one segment, the development and marketing of Tb4. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance.

I.     Other

In March 2005 the Company was listed on the American Stock Exchange, ticker symbol: RGN.

In June 2005 the Company filed a shelf registration statement on Form S-3 to register $60 million worth of the Company’s common stock and warrants to purchase common stock with the SEC. The SEC declared that registration effective on August 9, 2005. The Company does not presently have plans to issue any securities covered by this registration, but may do so in the future.

Item 2. Plan of Operation

This report contains forward-looking statements concerning matters that involve risks and uncertainties. Statements made in this Item that are not purely historical, including statements about us, our respective clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. Words such as “believes,”“likely,”“may,” and “plans” are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. We do not undertake any obligation to update forward-looking statements. The following should be read in conjunction with our condensed financial statements included in Item 1, and the financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and in other documents filed by us from time to time with the Securities and Exchange Commission.

Overview

We are a biopharmaceutical company focused on the discovery and development of novel molecules to accelerate tissue and organ repair.   Currently, we are developing Thymosin beta 4 (“Tβ4”), a 43 amino acid peptide, under an exclusive world-wide license from the National Institutes of Health.   Preliminary research suggests that Tβ4 may

prove efficacious for multiple indications, therefore we are developing Tβ4 as a therapeutic platform. We hold over fifty world-wide patents and patent applications related to dermal, ocular, and internal wounds and tissue repair, cardiac and neurological injuries, and septic shock. We are currently sponsoring, in parallel, three Phase II dermal wound healing clinical trials that we believe will take 12 to 18 months to complete. Under our Phase II IND, Sigma-Tau will administer one of these Phase II clinical trials in the EU and will assume all associated costs. Additionally we have commenced pre clinical studies, targeted at cardiac and ophthalmic indications and expect to submit an IND to the U. S. Food and Drug Administration (“FDA”) for the initiation of clinical trials in the first half of 2006.

We have incurred significant losses since our inception. As of September 30, 2005, our accumulated deficit was $45.8 million. We have incurred net losses due to expenditures for research and development, clinical trials, contract manufacturing, and general and administrative services in support of our operations. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, and expand our operations to support the commercialization or out-licensing of our drug candidates.

We also anticipate incurring additional losses for several years as we expand our drug discovery and development programs. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. We do not expect to generate revenues from our drug discovery and development efforts for several years, if at all. If we are unable to successfully develop and market pharmaceutical products over the next several years, our business, financial condition and results of operations would be adversely impacted.

In July 2005 the first European patent related to Tβ4 wound healing technology, licensed from the National Institutes of Health in Bethesda, Maryland, was granted to the Company. The original patent application, filed in 1999, claims numerous compositions, uses and processes related to Tβ4. Similar patent applications have been submitted in other territories throughout the world, including the U.S. and Asia. We have independently filed over fifty additional world-wide patent applications related to the technology platform.

We utilize an out-sourcing business strategy that we believe is cost effective and allows us the flexibility to implement or modify projects as needed. This strategy employs contract research and development organizations (“CROs”), which have established workforces and facilities to manufacture and formulate our products, as well as conduct clinical trials and perform other product development activities. It also allows us to spend significantly less capital for infrastructure and other fixed costs, all of which we believe maximize shareholder value. We will, therefore, continue to operate our out-sourcing strategy in the near term.

Critical Accounting Policies

Capitalized patent costs – Consists of costs incurred to prosecute the Company’s various patents. Quarterly, the Company reviews the status of its capitalized patent costs and assesses whether a particular use and/or jurisdiction will either be abandoned, or whether it appears that a patent will not be awarded. If either of those two events appear reasonably possible, the underlying cost is recognized as an expense in the quarter.

Share-based payment – Starting in January 2006, the Company will adopt SFAS 123(R). Accordingly the results of operations will reflect compensation costs for options granted to employees, in addition to the cost already reflected for options granted to non-employees. Please see Note C Stock Based Compensation in the Notes to Financial Statements for additional information.

Results of operations for the three and nine months ended September 30, 2005 and 2004

Research and development expenses

Research and development expenses were $1.14 million and $2.19 million for the three and nine months ended September 30, 2005, compared to $0.69 million and $1.66 million for the corresponding periods in 2004. The increase in both periods was due to our commencement of three Phase II clinical trials, compared to more limited activities that were associated with Phase I trials in 2004. Additionally, during the most recent quarter we commenced research and development efforts to pursue cardiac and ocular indications. Research and development is comprised of all internal and external costs to progress our clinical programs, including: Drug manufacture, formulation, and stability; trial sites; and, other outside services such as clinical program management.

General and administrative expenses

General and administrative expenses were $0.32 million and $1.20 million for the three and nine months ended September 30, 2005, compared to $0.30 million and $0.85 million for the corresponding periods in 2004. The increase in the three months ended September 30, 2005 as compared to 2004 was due to the hiring of a Chief Financial Officer, offset by a reduction in outsourced administrative support. The increase in the nine months ended September 30, 2005 as compared to 2004 was also due to the hiring of a CFO, obtaining larger office space, listing our stock on the American Stock Exchange, and increased non-cash stock compensation expense. General and Administrative expenses are comprised of the direct and indirect expenses of our Board and executive management team, office facilities and outsourced advisors such as attorneys, accountants and auditors.

Interest income

Interest income was $0.08 million and $0.13 million for the three and nine months ended September 30, 2005, compared to $0.00 million and $0.01 million for the corresponding periods in 2004. The increase in interest income was due to (1) an increase in the average amount invested, which resulted from new equity financings, (2) the implementation of an actively-managed investment strategy, and (3) the overall market improvement in investment returns.

Liquidity and capital resources

At September 30, 2005, we had $8.87 million in cash, cash equivalents and short-term investments, compared to $2.87 million at September 30, 2004. We have classified all of our marketable securities as short-term, based on their highly-liquid nature and our intent to use these in current operations. With limited exposure to any one issuer, we invest in highly-liquid, high credit quality financial instruments, which can include money market securities, obligations of the United States government and its agencies, commercial paper, municipal obligations and certificates of deposit.

Cash used in operating activities for the nine months ended September 30, 2005 was $3.19 million compared with $2.43 million in 2004. The increased use of cash was directly related to the increased research and development efforts previously discussed regarding our commencement of three Phase II clinical trials and expanded research and development efforts related to cardiac and ophthalmic indications.

Cash used in investing activities for the nine months ended September 30, 2005 was $5.11 million compared with $0.17 million in 2004. $4.74 million of the increase was due to investments in short-term available for sale securities. $0.14 million was due to increased patent prosecutions, and the remainder, $0.06 million, was due to fixed assets purchases.

Cash provided by financing activities for the nine months ended September 30, 2005 increased to $9.55 million from $3.79 million in 2004, due to the increased number and size of equity financings concluded in the respective periods. These financings are more thoroughly discussed in Note G to the condensed financial statements contained herein, and in our Annual Report on From 10-KSB for the year ended December 31, 2004.

We have historically financed our operations through the sale of equity securities, and have filed a ‘shelf’ Registration Statement with the SEC to sell up to $60 million in common stock and warrants to purchase common stock, which was declared effective in August 2005. Although no assurance can be given, we believe that our current cash and investment balances will be sufficient to meet our operating needs for the activities we currently have underway. However, those activities will not be sufficient to bring our drug candidates to market and we therefore believe new capital resources will be required, in the coming months, to continue our independent development efforts. Accordingly, we may entertain the possibility of raising additional capital to preserve our liquidity, depending on a number of conditions, including conditions in the capital markets. We regularly consider the conditions of capital markets, dilution, stockholder value and tax consequences of each type of financing on stockholders. Certain of the financing options available to us may have negative consequences to stockholders such as dilution. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a negative consequence in order to reduce or minimize a more significant negative consequence to stockholders.

Our fixed and determinable contractual obligations as of September 30, 2005 solely relate to office facilities. Those obligations are approximately $69,000, $71,000 and $24,000 for the next three succeeding 12 month periods, respectively. We also have other contractual obligations related to our research and development efforts, all of which are contingent on future events.

Other factors effecting future operations

Investors in RegeneRx should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones facing our company. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-QSB and our Annual Report on Form 10-KSB for the year ended December 31, 2004, including our financial statements and related notes.

Risks relating to our company

We expect to incur losses in the future, we may not achieve or maintain profitability, and we have no marketable products.

We had net losses from inception in 1982, and our accumulated deficit was $45.8 million as of September 30, 2005. We will continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we expect to continue to incur losses in 2005 and in future periods as well.

We anticipate that our drug discovery and development efforts will increase as we focus on the studies, including preclinical tests and clinical trials prior to seeking regulatory approval, that are required before we can commercialize a drug product. The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. To date, we do not have any drug products that have generated revenues and we cannot assure you that we will generate revenues from the drug candidates that we license or develop for several years, if ever. We cannot be certain whether or when we will achieve profitability because of the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we were successful in obtaining regulatory approvals for manufacturing and commercializing our drug candidates, we expect that we will continue to incur losses if our drug products do not generate significant revenues. If we achieve profitability we may not be able to sustain or increase profitability.

We have limited capital resources, which may limit our planned operations.

Although no assurance can be given, we believe that our current cash and investment balances will be sufficient to meet our operating needs for the activities we currently have underway. However, those activities will not be sufficient to bring our drug candidates to market and we therefore believe new capital resources will be required, in the coming months, to continue our independent development efforts. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include the success of our research and development efforts, the status of our non-clinical and clinical testing, the costs relating to securing approvals of the FDA and other regulatory authorities, the costs and timing of obtaining new patent rights, regulatory changes, competition and technological developments in the market.

Potential sources of outside capital include entering strategic business relationships, public or private sales of shares of our capital stock or debt or other similar arrangements. We do not have any committed sources of outside capital at this time. It is uncertain whether we will be able to obtain outside capital when we need it or on terms that would be acceptable. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the ownership interest of our existing stockholders will be diluted. If we are unable to obtain outside capital when needed, in the amount needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

Our stock price is volatile, and therefore purchasers of our common stock could incur substantial losses.

Our stock price is volatile and our closing stock price has changed during the nine months ended September 30, 2005 from a highest close of $4.85 per share to a lowest close of $2.60 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common stock may be influenced by many factors, including:

•	results of our clinical trials, and our ability to achieve regulatory approval;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	ability to manufacture our products to commercial standards;

•	public concern over our products;

•	future litigation;

•	the departure of key personnel;

•	future sales of our common stock;

•	variations in our financial results;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

We have limited expertise with and capacity to conduct preclinical testing and clinical trials, and our dependence on other parties could result in delays in and additional costs for our drug development efforts.

We have only limited experience with clinical trials, formulation, manufacturing and commercialization of drug products. We also have limited internal resources and capacity to perform preclinical testing and clinical trials. As a result, we have engaged and intend to continue engaging contract research organizations “CROs” to perform preclinical testing and clinical trials for drug candidates that we choose to develop without a collaborator. If the CROs that we hire to perform our preclinical testing and clinical trials or our collaborators or licensees do not meet deadlines, do not follow proper procedures, or a conflict arises between us and our CROs, our preclinical testing and clinical trials may take longer than expected, may be delayed or may be terminated. If we were forced to find a replacement entity to perform any of our preclinical testing or clinical trials, we may not be able to find a suitable entity on favorable terms, or at all. Even if we were able to find another company to perform a preclinical test or clinical trial, the delay in the test or clinical trial may result in significant expenditures. Events such as these may result in delays in our obtaining regulatory approval for our drug candidates or our ability to commercialize our products and could result in increased expenditures that would adversely affect our operating results.

In addition, for some of our drug candidates, we plan to contract with collaborators or licensees to advance those candidates through later-stage, more expensive clinical trials, rather than invest our own resources to perform these clinical trials. Depending on the terms of our agreements with these collaborators or licensees, we may not have any control over the conduct of these clinical trials, and in any event we would be subject to the risks associated with depending on collaborators or licensees to develop these drug candidates.

We depend on third parties for supply of raw materials, the loss of which could adversely impact our clinical development program.

We depend on outside vendors for the supply of Tβ4. While there are numerous vendors who can manufacture Tβ4 to our specifications, our ability to obtain Tβ4 at an affordable cost or in a timely manner could be affected by various factors outside of our control, including the availability of certain chemicals necessary for manufacturing Tβ4. If we are not able to obtain sufficient supplies of Tβ4 in a timely fashion, our clinical development program will be adversely impacted.

We are exposed to product development risk and may not be able to develop a marketable product.

We are still in the early stages of the development of our pharmaceutical products. Presently, we do not have any products that have received regulatory approval, do not expect to have any such products for several years and may never successfully develop or commercialize any such products. Our proposed products are subject to numerous risks associated with the development of medical products. These risks include the possibilities that any of our products could be found to be ineffective or toxic, or could fail to receive necessary regulatory approvals. In addition, our products could face obsolescence if third parties develop superior or equivalent but less expensive products.

Our drug candidates are based on Tβ4, which must be proven effective in order for us to develop marketable products.

Our primary business focus is the development of Tβ4for the treatment of multiple indications including epidermal wounds, myocardial infarctions (heart attacks), and ophthalmic indications. While we have in the past explored and may in the future explore the use of other compounds for the treatment of other medical conditions, we presently have no immediate plans to develop products with another compound. This lack of product diversification would have a material adverse affect, if we are unsuccessful in our efforts to commercialize Tβ4.

We rely on Dr. Goldstein, Mr. Finkelstein, and other key personnel to execute our business strategy. If anyone of these individuals becomes unable to perform their responsibilities, our operations will be adversely impacted.

Our success will depend to a large extent on the abilities and continued service of Dr. Goldstein and Mr. Finkelstein. The loss of Dr. Goldstein or Mr. Finkelstein could prevent or significantly delay the achievement of our goals. We have employment agreements with Dr. Goldstein and Mr. Finkelstein. We do not maintain, however, a key man life insurance policy with respect to Dr. Goldstein or Mr. Finkelstein. As we grow, we will need to add additional management and other personnel. Competition for qualified personnel in our industry is intense, and our success will depend on our ability to attract and retain highly skilled personnel. We cannot assure that our efforts to obtain or retain such personnel will be successful.

We are subject to competition from companies with greater resources, and may not be able to successfully compete.

We are engaged in a business that is highly competitive. Research and development activities for the development of drugs to treat patients with cystic fibrosis, septic shock, myocardial infarctions (heart attacks), and non-healing wounds are being sponsored or conducted by private and public institutions and by major pharmaceutical companies located in the United States and a number of foreign countries. Most of these companies and institutions have financial and human resources that are substantially greater than ours, and that have extensive experience in conducting research and development activities and clinical testing and in obtaining the regulatory approvals necessary to market pharmaceutical products. With respect to wound healing, Johnson & Johnson is marketing Regranex™ for this purpose in patients with diabetic foot ulcers. Other companies, such as Novartis, are developing and marketing artificial skins which could compete with RegeneRx’s products in certain wound healing areas.

Moreover, wound healing is a large and highly fragmented marketplace attracting many companies, large and small, to develop products for treating acute and chronic wounds. Further, most large pharmaceutical companies and many smaller biomedical companies are vigorously pursuing therapeutics to treat patients after heart attacks.

We may be unable to obtain adequate product liability insurance, without which we may become exposed to potential claims.

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing, and marketing of drugs. Although we have product liability and clinical trial liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. We may not be able to obtain or maintain adequate protection against potential liabilities. In addition, if any of our product candidates are approved for marketing, we may seek additional insurance coverage. If we are unable to obtain insurance at acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity or reduced acceptance of our products in the market.

We may be unable to obtain product reimbursement by third parties, thereby hindering our ability to generate revenue.

In addition to obtaining regulatory approval, the successful commercialization of certain of our products may depend on our ability to obtain reimbursement for the cost of the product and treatment. Government authorities, private health insurers and other organizations, such as health maintenance organizations, are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reducing demand for our products, if and when developed. The cost containment measures that healthcare providers are instituting and any healthcare reform could affect our ability to sell our products and may have a material adverse effect on its operations. We cannot assure that reimbursement in the United States or foreign countries will be available for any of our products, that any reimbursement granted will be maintained, or that limits on reimbursement available from third-party payors will not reduce the demand for, or the price of, our products. The lack or inadequacy of third-party reimbursements for certain of our products, decrease the potential profitability of our operations. We cannot forecast what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect the legislation or regulation would have on our business.

We may take longer to complete our clinical trials than we project, or we may not be able to complete them at all, which could result in additional cost or failure to commercialize our drug candidates.

A number of factors, including unexpected delays in the initiation of clinical sites, slower than projected enrollment, competition with ongoing clinical trials and scheduling conflicts with participating clinicians, regulatory requirements, limits on manufacturing capacity and failure of a product candidate to meet required standards for administration to humans may cause significant delays in the completion of our clinical trials. In addition, it may take longer than we project to achieve study endpoints and complete data analysis for a trial. We may not complete our clinical trials when or as projected or commence or complete clinical trials involving any of our other product candidates as projected or may not conduct them successfully.

We rely on academic institutions, physician practices and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates. We have less control over the timing and other aspects of these clinical trials than if we conducted the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our clinical trials on our anticipated schedule or consistent with a clinical trial protocol or applicable regulations. We also rely on clinical research organizations to perform much of our data management and analysis. They may not provide these services as required or in a timely manner.

If we fail to complete or if we experience material delays in completing our Phase II trials as currently planned, or we otherwise fail to commence or complete, or experience delays in, any of our other present or planned clinical trials, our ability to conduct our business as currently planned could materially suffer. Our development costs will increase if we experience any future delays in our clinical trials or if we need to perform more or larger clinical trials than we currently plan. If the delays or costs are significant, our financial results and our ability to commercialize our product candidates will be adversely affected.

We are subject to government regulation, which may hinder or prevent our ability to commercialize our drug candidates.

Products that we may develop will require regulatory approvals prior to sale. In particular, therapeutic agents and diagnostic products are subject to approval, prior to commercial marketing, by the FDA in the United States and by comparable agencies in most foreign countries. The process of obtaining FDA and corresponding foreign approvals is costly and time consuming and we cannot assure that such approvals will be granted. Any failure to obtain or any delay in obtaining such approvals could decrease our ability to successfully market any products developed. Also, we cannot predict the extent of adverse government regulation that might arise from future legislative or administrative action.

Risks relating to our intellectual property

We may be unable to obtain our intellectual property rights, which could erode our ability to establish a competitive market position.

Our success also will depend in substantial part on our ability to obtain patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and abroad. Pursuant to a research agreement with The George Washington University, we have rights to two U.S. patents relating to the treatment of septic shock. We also own patents related to the use of Tβ4, among other thymosins, for the stimulation of hair growth. We cannot assure you that any patent applications filed by us, or by others under which we have rights, will result in patents being issued in the United States or foreign countries.

Pursuant to an exclusive world-wide license from the National Institute of Health, we now have exclusive rights under patent applications filed by the NIH for the use of Tβ4 in the treatment of non-healing wounds. The first patents related to these applications, have been granted by the European Patent Office and in Australia, however, we cannot guarantee whether or when the additional patents will be issued or as to the scope of the patents issued. Our ability to commercialize Tβ4 as a wound-healing treatment could be substantially limited based on whether patents are issued from NIH’s applications and the claims related thereto.

We may be unable to adequately protect or enforce our proprietary information, which may result in its unauthorized use, a loss of revenue under a collaboration agreement or loss of sales to generic versions of our products or otherwise reduce our ability to compete.

Our business and competitive position depend in part upon our ability to protect our proprietary technology, including any drug products that we create. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Any patents issued in connection with our drug discovery efforts may not be broad enough to protect all of the potential uses of the product.

Our means of protecting our proprietary rights may not be adequate, and our competitors may:

•    independently develop substantially equivalent proprietary information, products and techniques;

•    otherwise gain access to our proprietary information; or

•    design around patents issued to us or our other intellectual property.

We pursue a policy of having our employees, consultants and advisors execute proprietary information and invention agreements when they begin working for us. However, these agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. If we fail to maintain trade secret and patent protection, our potential, future revenues may be decreased.

If the effective term of our patents is decreased due to changes in the United States patent laws or if we need to refile some of our patent applications, the value of our patent portfolio and the revenues we derive from it may be decreased.

The value of our patents depends in part on their duration. A shorter period of patent protection could lessen the value of our rights under any patents that we obtain and may decrease the revenues we derive from our patents. The United States patent laws were amended in 1995 to change the term of patent protection from 17 years from patent issuance to 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology applications may be more than three years depending on the subject matter, a 20-year patent term from the filing date may result in substantially shorter patent protection. This would shorten our period of patent exclusivity and may decrease the revenues that we might derive from the patents.

International patent protection is particularly uncertain and costly, and if we are involved in opposition proceedings in foreign countries, we may have to expend substantial sums and management resources.

Biotechnology and pharmaceutical patent law outside the United States is even more uncertain and costly than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as United States laws. For example, certain countries do not grant patent claims that are directed to the treatment of humans. We may participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts.

Item 3. Controls and Procedures

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) both of the chief executive and chief financial officers of the Company have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

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

 None

Item 3.    Defaults Upon Senior Securities

 None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

 None

Item 6.    Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

3.2	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.2 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

3.3	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.3 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)

3.4	Bylaws of Company	Exhibit 3.2 to Registration Statement No. 33-9370 (filed October 8, 1986)

3.5	Amendment No. 1 to Bylaws of Company adopted August 11, 1989	Exhibit 4.7 to Registration Statement No. 33-34551, Amendment No. 3 (filed June 21, 1990)

3.6	Amendment No. 2 to Bylaws of Company adopted June 18, 1990	Exhibit 4.8 to Registration Statement No. 33-34551, Amendment No. 3 (filed June 21, 1990)

3.7	Amendment No. 3 to Bylaws of Company adopted November 30, 1990	Exhibit 3.6 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

4.1	Form of Stock Certificate	Exhibit 4.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

4.2	Rights Agreement, dated as of April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 1 to the Company’s Current Report on Form 8-K, File No. 0-15070 (filed May 2, 1994)

Exhibit No.	Description of Exhibit	Reference*

4.3	Warrant Agreement, dated March 12, 1997	Exhibit 4.3 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

4.4	Warrant Agreement, dated January 23, 2004	Exhibit 4 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.1	Patent License Agreement - Exclusive, between the U.S. Public Health Service and the Company	Exhibit 10.1 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)**

10.2	Amended and Restated Directors Stock Option Plan	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 26, 1993)

10.3	Amended and Restated 2000 Stock Option and Incentive Plan	Filed as Exhibit A to the Company’s definitive proxy materials, File No. 0-15070 (filed May 20, 2002)

10.4	Unit Purchase Agreement dated March 12, 1997	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.5	Registration Rights Agreement, dated March 12, 1997	Exhibit 10.26 to the Company’s Annual Report of Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.6	Lease Agreement dated April 5, 2002 between the Company and HQ Global Workplaces, Inc.	Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB, File No. 0-15070 (filed March 31, 2003)

10.7	Employment Agreement	Exhibit 10.8 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.8	Employment Agreement	Exhibit 10.9 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.9	License Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004) **

10.10	Securities Purchase Agreement	Exhibit 10.11 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.11	Master Services Agreement	Exhibit 10.12 to the Company’s Registration Statement on Form SB-2, Amendment No. 1, File No. 333-113417 (filed April 23, 2004)

Exhibit No.	Description of Exhibit	Reference*

31.1	Certifications dated November 14, 2005	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certifications dated November 14, 2005	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications dated November 14, 2005	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certifications dated November 14, 2005	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

RegeneRx Biopharmaceuticals, Inc. (Registrant)

Date: November 14, 2005	/s/ J.J. FINKELSTEIN

J.J. Finkelstein President and Chief Executive Officer

/s/ C. NEIL LYONS

C. Neil Lyons Chief Financial Officer