Form 10KSB
period 2005-12-31
REGENERX BIOPHARMACEUTICALS INC
filed 2006-03-31
CIK 707511

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.001 par value

(Title of Class)

American Stock Exchange

(Name of exchange on which registered)

Securities registered under Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the American Stock Exchange on March 27, 2006, was approximately $63 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

The number of shares of issuer’s Common Stock outstanding as of March 24, 2006 was 40,246,765.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

RegeneRx Biopharmaceuticals, Inc. (the “Company”, “We”, “Us”, “Our”), is a biopharmaceutical company focused on the discovery and development of novel molecules to accelerate tissue and organ repair. Currently, we are developing Thymosin beta 4 (“Tß4”), a 43 amino acid peptide. Current research suggests that Tß4 may prove efficacious for multiple medical indications, therefore we are developing several Tß4-based therapeutic products. We hold over fifty world-wide patents and patent applications related to dermal, ophthalmic, and internal wounds and tissue repair, cardiac and neurological injuries, and septic shock. We are currently sponsoring, in parallel, three Phase II dermal wound healing clinical trials that we expect to be completed at the end of 2006 and/or early 2007. Under our Phase II Investigational New Drug Application (“IND”), Sigma-Tau is conducting one of these three Phase II clinical trials in the EU and will assume all associated costs. Additionally, we have commenced pre-clinical studies, targeted at cardiac and ophthalmic indications and expect to submit INDs to the U. S. Food and Drug Administration (“FDA”) for the initiation of these clinical trials during 2006.

We utilize an outsourcing business strategy in order to effectively control costs while focusing on the clinical development of Tß4-based products. We use this model for certain research and development, clinical trials, and manufacturing operations, as well as other functions critical to our mission. We believe this approach enhances our ability to allocate resources rapidly to different projects. The strategy consists of (i) identifying, evaluating and licensing pharmaceutical product opportunities that appear to have a significant commercial potential; (ii) designing pre-clinical and/or clinical protocols to test such products; (iii) utilizing third party contract manufacturers to supply clinical grade material and third party contract research organizations to perform pre-clinical and/or clinical studies in accordance with our designed protocols; and (iv) pursuing sublicense arrangements with established pharmaceutical companies to support late stage clinical testing and ultimately marketing if regulatory approval is obtained.

Primary Commercial Development Focus - Thymosin Beta 4

General. Originally isolated from the thymus gland, Tß4 is a chemically synthesized copy of a natural human peptide that circulates in the blood and plays a vital role in the protection, regeneration, remodeling and healing of tissues. Although it is recognized that wound healing is a complex process, most companies working to develop new drugs in this area have focused primarily on adding different growth factors to stimulate healing and have, to date, failed to demonstrate dramatic improvements in the healing process. Tß4 is not a growth factor. Moreover, numerous scientific papers published by independent researchers have identified several important biological activities involving Tß4 that make it unique.

Tß4 regulates actin which comprises up to 10% of the protein of non-muscle cells and plays a central role in cell structure (formation of the cytoskeleton) and in the movement of cells throughout the body. Research studies from the National Institutes of Health (“NIH”) established that Tß4 stimulates the migration of human keratinocytes (skin cells) and the migration of human endothelial cells. Endothelial cells are the major cell types responsible for the formation of blood vessels (angeogenisis) and other tissues. These studies were the first to document the important role of Tß4 in wound healing.

Tß4 also reduces inflammation and stimulates the formation of collagen and laminin-5 (both substances central to healthy tissues). In combination, these various mechanisms of action work together to play a vital role in the healing of injured or damaged tissues.

Tß4 has also been shown to prevent apoptosis (programmed cell death) in both the cornea (eye) and myocardium (heart). Further, Tß4 is active both topically and systemically to accelerate wound healing in the cornea and skin of laboratory animals. In combination, these various mechanisms of action work together to play a vital role in the healing of injured or damaged tissues.

Based on the foregoing biological activities, in addition to others, we believe Tß4 to be an important compound having many potential medical applications. Tß4 therefore is the basis of a technology platform from which we intend to develop unique medical products and investigate its broad clinical potential.

Product Development. With time, we have learned more about Tß4’s therapeutic potential and its underlying mechanisms of action. As noted above, the NIH initially established the important role Tß4 plays in the healing of dermal wounds. These data compelled management to license Tß4 from the NIH, discussed in Proprietary Rights below, and to launch a clinical development program that targeted promising indications, all of which were related to chronic dermal wounds. Other researchers subsequently published animal studies in that suggested Tß4 may have significant healing potential in the cornea. Another research team published a scientific article in Nature, November 25, 2004, suggesting that Tß4 may prevent damage of myocardium (heart tissue) just after a myocardial infarction (heart attack) in rats. As these new findings are reported, we have expanded our clinical development program beyond the chronic, dermal wound indications initially targeted.

In December of 2002, we received an IND, from the U.S. Food and Drug Administration (“FDA”) allowing us to begin Phase I human clinical trials. The Phase I study was successfully completed in September of 2003. In November 2004, January 2005 and February 2005, we were cleared to initiate our first three dermal Phase II wound healing clinical trials using topically administered Tß4. The first Phase II trial is to treat patients with chronic pressure ulcers, more commonly referred to as bed sores. The second trial is for patients with epidermolysis bullosa (“EB”), a genetic defect manifest by the presences of fragile skin that can blister at the slightest trauma or friction. And, the third Phase II trial is for patients with venous stasis ulcers that result from poor blood circulation. The venous stasis trial is being conducted and paid for by Sigma-Tau, our partner in Europe, pursuant to our U.S. IND. We expect these trials to be completed at the end of 2006 and/or early 2007. For additional information regarding the regulatory approval process for RegeneRx’s products, see “— Government Regulation” below.

Of our three current Phase II trials, EB has been designated as an “orphan indication.” See additional discussions regarding “orphan drugs” in Government Relations below. While the basic wound healing mechanisms of action discovered early on by the NIH proved intriguing to physicians specialized in EB, researchers reported that Tß4 appears to stimulate the production of an adhesive protein called laminin-5. While there are several categories of EB, “junctional” EB patients are known to produce either insufficient or damaged laminin-5. Tß4’s stimulation of laminin-5 production formed the basis for this orphan indication.

In 2005, based on the reported pre-clinical results with Tß4 in the eye and heart, we decided to expand our clinical program to include these two medical indications. We are currently planning a clinical trial to treat corneal wounds resulting from treatment of diabetic patients who undergo vitrectomy surgery. As a class, diabetic patients often do not readily heal. We plan on meeting with the FDA in the first half of 2006 and file an IND shortly thereafter for this indication. We have also begun a series of preclinical studies and are planning clinical trials (Phase I and Phase II) in patients with acute myocardial infarctions (heart attacks) and plan on filing an IND for this indication in the second half of 2006.

We may also explore other Tß4-based products to treat other indications including any and all that involve inflammatory processes, post surgical healing, septic shock, cystic fibrosis and wound healing in patients undergoing steroidal therapy, among others.

RegeneRx has placed development of Tß4 for wound healing as its highest product development priority. All of RegeneRx’s efforts to develop additional applications will likely require substantial additional capital or a strategic alliance or other partnership arrangement with a firm providing the capital and/or necessary expertise. For additional information regarding RegeneRx’s efforts to commercialize Thymosin beta 4, see “—Proprietary Rights” below.

Manufacturing

We use outside contract manufacturers to produce bulk Tß4 via an established and proven manufacturing process known as solid-phase peptide synthesis. While we have qualified two manufacturers, we do not currently have any long-term supply agreements in place. We therefore intend to establish long-term supply arrangements with these manufacturers in the near future. No assurance can be given, however, that such agreements will be negotiated on favorable terms, or at all. Contractors are selected on the basis of their supply capability, ability to produce a drug substance in accordance with current Good Manufacturing Practice (“GMP”) requirements of the FDA, and to meet Company-established specifications.

We also use outside contract manufacturers to formulate bulk Tß4 into a final pharmaceutical product. We have finished the formulation and development work for the pharmaceutical products used in our three, Phase II, chronic wound, dermal, studies currently underway. We have completed the formulation of a systemically administered pharmaceutical product we plan on using in our proposed acute myocardial infarction (“MI”) (heart attack) study. And we will soon complete formulation of a sterile eye drop that we will use in our proposed ophthalmic (“DV”) study. Additional work is needed, however, to manufacture sufficient quantities of both non-GMP and GMP products to complete the various pre-clinical, Phase I and Phase II studies envisioned for MI and the DV studies; and, we are dependent on individual suppliers in each instance.

While we have ordered enough bulk Tß4 to complete production of all pharmaceutical products envisioned for our near-term studies, there can be no assurance that scheduled deliveries will meet our quality, yield or timing expectations. Failure to obtain bulk Tß4 as planned, failure to manufacture bulk Tß4 into pharmaceutical products, or the need for us to establish new relationships with alternate suppliers, would significantly impact our ability to proceed with our planned clinical development program.

Competition

We are engaged in a business that is highly competitive. Research and development activities for the development of drugs to treat patients with our targeted indications are being sponsored or conducted by private and public institutions and by major pharmaceutical companies located in the United States and a number of foreign countries. Most of these entities have financial and human resources that are substantially greater than ours, and specifically with regard to the conduct of clinical research and development activities, clinical testing and in obtaining the regulatory approvals necessary to market pharmaceutical products. With respect to wound healing, Johnson & Johnson has marketed Regranex™ for this purpose in patients with diabetic foot ulcers with some success. Other companies, such as Novartis, are developing and marketing artificial skins which could compete with RegeneRx’s products in certain wound healing areas. Moreover, wound healing is a large and highly fragmented marketplace attracting many companies, large and small, to develop products for treating acute and chronic wounds.

Government Regulation

In the United States, the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, recordkeeping, approval, advertising, and promotion of our products. Regulation by governmental authorities in the United States and foreign countries will be a significant factor in the manufacturing and marketing of our products and in our ongoing research and product development activities. Any product developed by RegeneRx will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. The process of obtaining these approvals and the subsequent compliance with appropriate federal and state statutes and regulations require the expenditure of substantial resources. Any failure to obtain regulatory approvals, or any delay in obtaining such approvals, could adversely affect the development and marketing of our products and our ability to generate revenue, which in turn would negatively impact our liquidity and capital resources.

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

The results of the pre-clinical and clinical testing with detailed information on manufacturing are submitted to the FDA in the form of a New Drug Application, or NDA, or Biologics License Application, or BLA, for approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. Therefore, even if we complete Phase III clinical trials for certain of our products, and submit an NDA or BLA to the Agency, there can be no assurance that the FDA will grant marketing approvals, or if granted, that they will be granted on a timely basis. If the FDA does approve a product, it may require, among other things, post-marketing testing, including potentially expensive Phase IV studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may be difficult and expensive to administer. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market.

Among the conditions for an NDA or a BLA approval, is the requirement that the applicable manufacturing, clinical, pharmacovigilance, quality control and manufacturing procedures conform on an ongoing basis with current Good Clinical Practices, current Good Manufacturing Practices, and computer information system validation standards. Before approval of a BLA, the FDA will perform a prelicensing inspection of clinical sites, manufacturing facilities and the related quality control records to determine its compliance with these requirements. To assure compliance, applicants must continue to expend time, money and effort in the area of training, production and quality control. After the applicant is licensed for the manufacture of any product, manufacturers are subject to periodic inspections by the FDA. If a company fails to comply with FDA regulatory requirements, FDA may pursue a wide range of remedial actions.

In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress related to the regulation of drug products, and we cannot predict the outcome or effect of such legislation on our business.

In June 2004, we received Orphan Drug designation from the FDA for Tß4 for the treatment of Epidermolysis Bullosa, a rare genetic disease characterized by the presence of extremely fragile skin and recurrent blister formation, resulting from minor mechanical friction or trauma. Under the Act, the FDA may designate a product or products as having Orphan Drug status to treat “a rare disease or condition” which is a disease or condition that affects populations of less than 200,000 individuals in the United States, or, if victims of a disease number more than 200,000, the sponsor establishes that it does not realistically anticipate its product sales will be sufficient to recover its costs. If a product is designated as an Orphan Drug, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. One such incentive is marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug and for different indications. The sponsor of the first approved NDA (or BLA) for a given drug for its use in treating a given rare disease may receive marketing exclusivity for that specific use. Even if a sponsor of a product for an indication for use with an Orphan Drug designation is the first to obtain FDA approval of an NDA (or BLA) for that designation and obtains marketing exclusivity, another sponsor’s application for the same drug product may be approved by the FDA during the period of exclusivity if the FDA concludes that it is clinically superior.

Proprietary Rights

We entered into a Material Transfer - Cooperative Research and Development Agreement with the NIH during the second quarter of 1997. Under this agreement, we received an option to elect an exclusive or non-exclusive commercialization license from the NIH for any patent rights that might result from the NIH research study that relate to the use of Tß4 as a tissue growth and repair factor. A provisional patent application was filed by NIH in July 1998, with a Patent Cooperation Treaty application filed in July 1999, pertaining to the work performed on Tß4. On February 6, 2001, we executed an agreement with the NIH giving us an exclusive worldwide license from the NIH for all claims to Tß4 within the patent application. In exchange for the exclusive license, we must make certain royalty and milestone payments to the NIH. Through December 31, 2005 we have complied with these requirements. No assurance can be given as to whether or when a patent will be issued, or as to any claims that may be included or excluded within the patent, or subsequent to its issuance We have also filed numerous additional patent applications covering various compositions, uses, formulations and other components of Tß4, as well as to novel peptides resulting from our research efforts. In March 2004, we were issued a patent in Australia on Tß4 and wound healing, entitled “Thymosin ß4 Promotes Wound Repair,” which expires twenty years from the filing date July 29, 1999. Corresponding patents have been granted in Europe and Hong Kong. The corresponding European Patent is being opposed by a third party at the European Patent Office. In addition, we hold a U.S. patent relating to the treatment of an autoimmune skin disease that results in hair loss, Alopecia. The patent, No. 6,030,948, entitled “Hair Regeneration Compositions for Treatment of Alopecia and Method of Application Related Thereto,” issued February 29, 2000 and expires in December of 2017, with corresponding patents granted in Europe and Singapore which expire December 18, 2018. In February 2006, we were issued a patent in China entitled “Treating Epidermolysis Bullosa with Thymosin ß4,” which expires May 16, 2022. There can be no assurance that these, or any other future patent applications under which we have rights, will result in the issuance of a patent or that any patent issued will not be subject to challenge or opposition. In the case of a claim of patent infringement by or against us, there can be no assurance that we will be able to afford the expense of any litigation that may be necessary to enforce our proprietary rights.

Under a research agreement with The George Washington University (“GWU”), we funded Tß4 research at GWU and was granted a sole and exclusive world-wide license to any patents that resulted from such research. While we no longer fund research under this agreement, we remain obligated under the research agreement to pay GWU a royalty of 4% of the net sales, if any, of specified products covered by patents issued in connection with the agreement. Pursuant to the research agreement, we have exclusive rights to patent applications filed in the United States and in Europe disclosing the use of Tß4 for the treatment of septic shock and associated syndromes, including Adult Respiratory Distress Syndrome. Two U.S. patents have been issued. The first patent, No. 5,578,570, entitled “Method of Treating Septic Shock Using Tß4,” issued on November 26, 1996 and expires in November 2013 and the second patent, No. 5,593,964, entitled “Method of Treating Septic Shock By Preventing Actin Polymerization,” issued on January 14, 1997 and expires in October 2014. No sales have occurred and as a result, no royalty payments have yet been incurred or paid to GWU pursuant to the research agreement. We have also filed numerous other patents related to Tß4 and related compounds and indications for their use.

Employees

In order to most cost effectively execute our clinical development efforts, we have chosen to utilize an out-sourced business strategy. Recognizing the periodic peaks and valleys of a focused clinical development effort, complicated further by the constant variation in skills needed at any one time, ranging from chemical drug formulation, to pre-clinical testing, to clinical study management, we believe that the use of outside contractors as and when needed is more cost beneficial than trying to directly employ and maintain facilities to support these varied efforts. We currently have seven full and two part-time employees who collectively define the Company’s strategy in consultation with our Board, and manage all outside relationships.

MATERIAL AGREEMENTS

Licensing Agreements

As noted in Proprietary Rights above, we are obligated to pay royalties to the NIH and GWU. While the NIH agreement calls for a minimum annual royalty of $10,000, other obligations will be triggered upon the sale or license of our technology to a third party.

Defiante Farmaceutica, L.d.a.

We have exclusively licensed certain European rights to Tß4 to Defiante Farmaceutica, L.d.a., a Portuguese company that is a wholly owned subsidiary of Sigma-Tau, S.p.A., a pharmaceutical company headquartered in Rome, Italy. Defiante will develop Tß4 for internal and external wounds in Europe and certain other contiguous and geographically relevant countries. The Agreement expires on a country-by-country basis upon the later of the expiration of the last to expire of any granted patent in the territory having at least one valid claim covering the products then on the market, the expiration of any other exclusive or proprietary marketing rights or twelve years from the effective date.

Under the Agreement, Defiante will pay us a royalty on commercial sales and we will supply all required Tß4. When we complete at least one positive Phase II clinical trial, Defiante must either pay us $5 million or initiate a pivotal Phase III clinical trial to maintain the license. Defiante also will be obligated to attain future clinical and regulatory milestones in the licensed territory. As those milestones are attained, certain performance criteria regarding commercial registration and minimum annual royalties will be required in each licensed country. The agreement does not prevent us from sublicensing the technology in countries outside the licensed territory, and has no impact on any U.S. rights.

Clinical Development Agreements

We enter into various agreements with a variety of outside service providers for the manufacture and development of Tß4, formulation of drug products, the conduct of pre-clinical safety, toxicology and efficacy studies in animal models, and management/execution of clinical studies in humans. Terms of these agreements vary, in that they can last from a few months to a year plus in duration. Some agreements require initial up front payments of 25% to 50% of the total estimated cost.

Other factors effecting future operations

Investors in RegeneRx should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones facing our company. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-KSB for the year ended December 31, 2005, including our financial statements and related notes.

Risks Related to Our Business

We expect to incur losses in the future, we may not achieve or maintain profitability, and we have no marketable products.

We had net losses from inception in 1982, and our accumulated deficit was $48.0 million as of December 31, 2005. We will continue to spend significant amounts of money on our efforts to discover and develop commercially viable drugs. As a result, we expect to continue to incur losses in 2006 and in future periods as well.

We anticipate that our drug discovery and development efforts will increase as we focus on the studies, including pre-clinical tests and clinical trials prior to seeking regulatory approval, that are required before we can commercialize a drug product. The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. To date, we do not have any drug products that have generated revenues and we cannot assure you that we will generate revenues from the drug candidates that we license or develop for several years, if ever. We cannot be certain whether or when we will achieve profitability because of the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we were successful in obtaining regulatory approvals for manufacturing and commercializing our drug candidates, we expect that we will continue to incur losses if our drug products do not generate significant revenues. If we achieve profitability we may not be able to sustain or increase profitability.

We have limited capital resources, which may limit our planned operations.

We believe new capital resources will be required to continue our independent development efforts. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include the success of our research and development efforts, the status of our non-clinical and clinical testing, the costs relating to securing approvals of the United States Food and Drug Administration, or the “FDA,” and other regulatory authorities, the costs and timing of obtaining new patent rights, regulatory changes, competition and technological developments in the market. We do not have any committed sources of outside capital at this time.

It is uncertain whether we will be able to obtain outside capital when we need it or on terms that would be acceptable. If we are unable to obtain outside capital when needed, in the amount needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

Potential sources of outside capital include entering strategic business relationships, public or private sales of shares of our capital stock or debt or other similar arrangements. If we raise additional capital through strategic business relationships, such as through collaborations and licensing arrangements, we may give up valuable rights in intellectual property and the value of our interest in the licensed products could be negatively impacted by competing strategic and financial interests of our collaborators or licensees. If we engage in collaborations, we may receive lower consideration upon commercialization of such products than if we had not entered into such arrangements, or if we had entered into such arrangements at later stages in the product development process. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the ownership interest of our existing stockholders will be diluted.

We have limited expertise with and capacity to conduct pre-clinical testing and clinical trials, and our dependence on other parties could result in delays in and additional costs for our drug development efforts.

We have only limited experience with clinical trials, formulation, manufacturing and commercialization of drug products. We also have limited internal resources and capacity to perform pre-clinical testing and clinical trials. As a result, we have engaged and intend to continue engaging contract research organizations, or “CROs”, to perform pre-clinical testing and clinical trials for drug candidates that we choose to develop without a collaborator. If the CROs that we hire to perform our pre-clinical testing and clinical trials or our collaborators or licensees do not meet deadlines, do not follow proper procedures, or a conflict arises between us and our CROs, our pre-clinical testing and clinical trials may take longer than expected, may be delayed or may be terminated. If we were forced to find a replacement entity to perform any of our pre-clinical testing or clinical trials, we may not be able to find a suitable entity on favorable terms, or at all. Even if we were able to find another company to perform a pre-clinical test or clinical trial, the delay in the test or clinical trial may result in significant expenditures. Events such as these may result in delays in our obtaining regulatory approval for our drug candidates or our ability to commercialize our products and could result in increased expenditures that would adversely affect our operating results.

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

Our drug candidates are based on Thymosin beta 4 (Tß4), which must be proven effective in order for us to develop marketable products.

Our primary business focus is the development of Tß4-based products for the treatment of multiple indications including epidermal wounds, myocardial infarctions (heart attacks), and ophthalmic indications. While we have in the past explored and may in the future explore the use of other compounds for the treatment of other medical conditions, we presently have no immediate plans to develop products with another compound. This lack of product diversification would have a material adverse affect, if we are unsuccessful in our efforts to commercialize Tß4.

We depend on third parties for supply of raw materials, the loss of which could adversely impact our clinical development program.

We depend on outside vendors for the supply of Tß4. While there are numerous vendors who can manufacture Tß4 to our specifications, our ability to obtain Tß4 at an affordable cost or in a timely manner could be affected by various factors outside of our control, including the availability of certain chemicals necessary for manufacturing Tß4. If we are not able to obtain sufficient supplies of Tß4 in a timely fashion, our clinical development program will be adversely impacted.

We rely on Dr. Goldstein, Mr. Finkelstein, and other key personnel to execute our business strategy. If anyone of these individuals becomes unable to perform their responsibilities, our operations will be adversely impacted.

Our success will depend to a large extent on the abilities and continued service of Dr. Goldstein and Mr. Finkelstein. The loss of Dr. Goldstein or Mr. Finkelstein could prevent or significantly delay the achievement of our goals. We have employment agreements with Dr. Goldstein and Mr. Finkelstein. We do not maintain, however, a key man life insurance policy with respect to Dr. Goldstein or Mr. Finkelstein. As we grow, we will need to add additional management and other personnel. Competition for qualified personnel in our industry is intense, and our success will depend on our ability to attract and retain highly skilled personnel. Our efforts to obtain or retain such personnel may not be successful.

If our NIH License is terminated, it would have a material adverse effect on our ability to conduct our business.

We received an exclusive world-wide license to intellectual property discovered at the NIH pertaining to wound healing and tissue repair. This license terminates upon the last to expire of the patent applications that are filed in connection with the license. This license requires us to pay a minimum annual royalty to the NIH plus certain other royalties upon the sale of products created by the intellectual property granted under the license. We rely on this license for a significant portion of our business. The loss of this license would adversely affect our ability to conduct our operations, which would have a material adverse affect on our financial conditions and results of operations.

We are subject to competition from companies with greater resources, and may not be able to successfully compete.

We are engaged in a business that is highly competitive. Research and development activities for the development of drugs to treat patients with cystic fibrosis, septic shock, myocardial infarctions (heart attacks), and non-healing wounds are being sponsored or conducted by private and public institutions and by major pharmaceutical companies located in the United States and a number of foreign countries. Most of these companies and institutions have financial and human resources that are substantially greater than ours, and that have extensive experience in conducting research and development activities and clinical testing and in obtaining the regulatory approvals necessary to market pharmaceutical products. With respect to wound healing, Johnson & Johnson is marketing Regranex(tm) for this purpose in patients with diabetic foot ulcers. Other companies, such as Novartis, are developing and marketing artificial skins which could compete with our products in certain wound healing areas.

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

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing, and marketing of drugs. Although we have product liability and clinical trial liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. We may not be able to obtain or maintain adequate protection against potential liabilities. In addition, if any of our product candidates are approved for marketing, we may seek additional insurance coverage. If we are unable to obtain insurance at acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity or reduced acceptance of our products in the market.

We may be unable to obtain product reimbursement by third parties, thereby hindering our ability to generate revenue.

In addition to obtaining regulatory approval, the successful commercialization of certain of our products may depend on our ability to obtain reimbursement for the cost of the product and treatment. Government authorities, private health insurers and other organizations, such as health maintenance organizations, are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reducing demand for our products, if and when developed. The cost containment measures that healthcare providers are instituting and any healthcare reform could affect our ability to sell our products and may have a material adverse effect on our operations. We cannot assure that reimbursement in the United States or foreign countries will be available for any of our products, that any reimbursement granted will be maintained, or that limits on reimbursement available from third-party payors will not reduce the demand for, or the price of, our products. The lack or inadequacy of third-party reimbursements for certain of our products, decrease the potential profitability of our operations. We cannot forecast what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect the legislation or regulation would have on our business.

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

Products that we may develop will require regulatory approvals prior to sale. In particular, therapeutic agents and diagnostic products are subject to approval, prior to commercial marketing, by the FDA in the United

States and by comparable agencies in most foreign countries. The process of obtaining FDA and corresponding foreign approvals is costly and time consuming and such approvals may not be granted. Any failure to obtain or any delay in obtaining such approvals could decrease our ability to successfully market any products developed. Also, we cannot predict the extent of adverse government regulation that might arise from future legislative or administrative action.

Risks Related to Our Intellectual Property

We may be unable to obtain our intellectual property rights, which could erode our ability to establish a competitive market position.

Our success also will depend in substantial part on our ability to obtain patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and abroad. Pursuant to a research agreement with The George Washington University, we have rights to two United States patents relating to the treatment of septic shock. We also own patents related to the use of Tß4, among other thymic peptides, for the stimulation of hair growth. We cannot assure you that any patent applications filed by us, or by others under which we have rights, will result in patents being issued in the United States or foreign countries.

Pursuant to an exclusive world-wide license from the National Institute of Health, or the “NIH”, we have exclusive rights under patent applications filed by the NIH for the use of Tß4 in the treatment of non-healing wounds. The first patents related to these applications, have been granted by the European Patent Office and in Australia. The grant of the European Patent is being opposed by a third party in a proceeding at the European Patent Office, and we cannot guarantee that any or all of the granted claims will prevail. Additionally, we cannot guarantee whether or when the additional patents will be issued or as to the scope of the patents issued, or whether any or all such claims will prevail, if contested. Our ability to commercialize Tß4 as a wound-healing treatment could be substantially limited based on whether patents are issued from NIH’s applications and the claims related thereto, or any other patent applications we have filed related to our technology.

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

While we require that our employees, consultants and advisors execute proprietary information and invention agreements when they begin working for us, these agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. If we fail to maintain trade secret and patent protection, our potential, future revenues may be decreased.

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

Biotechnology and pharmaceutical patent law outside the United States is even more uncertain and costly than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as United States laws. For example, certain countries do not grant patent claims that are directed to the treatment of humans. We may participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts, or reduction of our claims.

Risks Related to Our Securities

Our stock price is highly volatile, and therefore purchasers of our common stock could incur substantial losses.

The market prices and trading volumes for securities of biopharmaceutical and biotechnology companies, including ours, have historically been, and will likely continue to be, highly volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The price for our common stock may be influenced by many factors, including:

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

We have never paid dividends on our common stock.

Since our inception in 1982, we have not paid cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future due to our limited funds for operations. Therefore, any return on your investment would come only from an increase in the market value of our common stock.

Control by our executive officers and directors will limit your ability to influence the outcome of matters requiring stockholder approval and could discourage a potential acquisition by third parties.

As of March 24, 2006, our executive officers, directors and 5% or greater stockholders together controlled approximately 49% of the outstanding shares of our common stock. These stockholders, acting together, are in a position to influence and possibly control most matters submitted for approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

We may issue additional shares that may cause dilution.

Our certificate of incorporation permits our board of directors, without stockholder approval, to:

•	authorize the issuance of additional common or preferred stock in connection with future equity offerings, acquisitions of securities or other assets of companies; and

•	classify or reclassify any unissued preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares, including the issuance of shares of preferred stock that have preference rights over the common stock with respect to dividends, liquidation, voting and other matters.

We may be unable to maintain the standards for listing on the American Stock Exchange, which could adversely affect the liquidity of our common stock and could subject our common stock to the “penny stock” rules.

Our common stock is currently listed on the American Stock Exchange. There are several requirements that we must satisfy in order for our common stock to continue to be listed on the American Stock Exchange. In the future, we may not comply with all of these listing requirements, which might result in the delisting of our common stock. Delisting from the American Stock Exchange could adversely affect the liquidity and the price of our common stock and could have a long-term adverse impact on our ability to raise future capital through a sale of shares of our common stock.

If our common stock were delisted, our common stock would be traded on an electronic bulletin board established for securities that are not traded on a national securities exchange, Nasdaq or traded in quotations published by the National Quotation Bureau, Inc., commonly referred to as the “pink sheets.” If this occurs, it could be difficult to sell our securities or obtain the same level of market information as to the price of shares of our common stock as is currently available.

If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

In addition, if our common stock were delisted, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange or quoted on Nasdaq. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions.

If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

The exercise of options and warrants and other issuances of shares of common stock will likely have a dilutive effect on our stock price.

As of March 24, 2006, there were outstanding options to purchase an aggregate of 2,620,000 shares of our common stock at prices ranging from $0.28 per share to $3.21 per share, of which options to purchase approximately 1,296,183 shares were exercisable as of such date. As of March 24, 2006, there were outstanding warrants to purchase 2,428,208 shares of our common stock, at a weighted average exercise price of $2.66.

The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

The issuance of additional shares of our common stock could be dilutive to stockholders if they do not invest in future offerings. Moreover, to the extent that we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised or we issue restricted stock, stockholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.

Our certificate of incorporation and Delaware law contain provisions that could discourage a takeover and entrench management.

Our certificate of incorporation provides our board of directors the power to issue shares of preferred stock without stockholder approval. This preferred stock could have voting rights, including voting rights that could be superior to that of our common stock. In addition, Section 203 of the Delaware General Corporation Law contains provisions that impose restrictions on stockholder action to acquire control of us. The effect of these provisions of our certificate of incorporation and Delaware law make it more difficult to remove management and could discourage third parties from seeking to obtain control, even though the price at which such third parties seek to acquire our common stock is in excess of the market price for our stock.

Critical accounting policies

We prepare our financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This requires us to make estimates and judgments that affect reported amounts and related disclosures. Actual amounts will differ from those estimates. The significant accounting policies are described in Note 2 to the audited Financial Statements. Of those policies, the following have been identified as the most critical because they are the most important to the portrayal of our results of operations and financial condition and they require subjective or complex judgments:

Patent Costs

Due to the early stage of our technology, all costs associated with our patents are expensed, unless the estimated recoverability of those costs is sufficiently probable in the near term. Once recoverability is sufficiently probable, legal costs associated with our patents are capitalized and amortized on a straight-line basis over their estimated economic life. Annually, we review all capitalized patent costs and if a determination is made that the recoverability of those costs is not sufficiently probable in the near term, the unamortized balance is immediately expensed. During 2005, we charged $597,043 in unamortized deferred patent costs to research and development in connection with our annual recoverability review.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located in Bethesda, Maryland where we lease office space in a high-rise office building. Our thirty-six (36) month lease commenced in January 2005 and has an optional twenty-four (24) month extension.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

On March 28, 2005, our common stock began trading on the American Stock Exchange under the symbol RGN. Prior to that date and since March 2001, our common stock traded on the OTC Bulletin Board under the symbol RGRX. We also have outstanding classes of warrants to purchase our common stock for which there is no public market.

The following table sets forth the high and low bid prices for our common stock for the periods indicated.

For the year ended	High	Low
December 31, 2005:
First Quarter	$4.85	$2.75
Second Quarter	$4.20	$2.60
Third Quarter	$4.25	$3.05
Fourth Quarter	$3.65	$2.90

December 31, 2004:
First Quarter	$1.73	$1.08
Second Quarter	$1.80	$1.35
Third Quarter	$2.10	$1.35
Fourth Quarter	$8.00	$1.65

As of December 31, 2005, there were approximately 934 holders of record of our common stock.

We have never paid a cash dividend on our common stock and since all of our funds are committed to clinical research we do not anticipate that any cash dividends will be paid on our common stock in the foreseeable future.

For information regarding securities authorized for issuance under equity compensation plans, see “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Plan Information” on page 43.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation for the Next 12 Months

At December 31, 2005, we had $7.58 million in cash, cash equivalents and short-term investments, and sold 2,591,952 shares of common stock on March 16, 2006 which generated an additional $7.28 million, before the costs of the offering. In combination we have over $14 million in cash, cash equivalents and short-term investments, which provides us with sufficient liquidity to prosecute our clinical development plans well into 2007. For the year ended December 31, 2005, we used $4.77 million in operations including the cost of patent prosecution originally recorded as an investment, and we invested approximately $60,000 in office facilities. For the next year we anticipate that our operating expenses will increase significantly as we advance our clinical efforts in our three Phase II chronic dermal wound trials and expand our clinical development efforts in the ophthalmic and cardiovascular areas. While most of these additional costs will be manifest in new and larger outsourcing contracts, we may increase our internal staff by two or three positions to manage these expanded research efforts, and we may need to invest in some additional infrastructure, however we believe those infrastructure investments will not be material.

We currently believe that our Phase II chronic dermal wound healing trials will be completed near the end of 2006 or early 2007 and the resulting data being reported shortly thereafter. For our proposed ophthalmic trial, and our cardiovascular trial, we anticipate they will be completed later in 2007 with the data being reported shortly thereafter. Depending on the results achieved in the clinic, we may raise additional funds to conduct follow-on trials or we may enter into partnership arrangement(s) with larger entities to co-develop our technology.

We have historically financed our operations through the sale of equity securities. Although no assurance can be given, we believe that our current cash and investment balances will be sufficient to meet our operating needs for the activities we currently have underway. However, those activities will not be sufficient to bring our drug candidates to market and we therefore believe new capital resources will be required, in the coming months, to continue our independent development efforts. Accordingly, we may entertain the possibility of raising additional capital to preserve our liquidity, depending on a number of conditions, including conditions in the capital markets. We regularly consider the conditions of capital markets, dilution, stockholder value and tax consequences of each type of financing on stockholders.

ITEM 7. FINANCIAL STATEMENTS

The following audited financial statements and related documents are presented herein on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

RegeneRx Biopharmaceuticals, Inc.

We have audited the accompanying balance sheets of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mistatment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2005 and 2004, the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland

March 20, 2006

RegeneRx Biopharmaceuticals, Inc.

BALANCE SHEETS

December 31, 2005 and 2004

	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$4,896,143	$2,874,260
Short-term investments	2,679,693	—
Due from related parties	4,592	12,357
Deferred offering costs	—	75,884
Other current assets	72,894	30,338

Total current assets	7,653,322	2,992,839
Fixed assets, net of accumulated depreciation of $22,918 and $10,001	54,234	2,587
Deferred patent costs net of accumulated amortization of $0 and $4,760	—	293,075
Other assets	17,078	—

Total assets	$7,724,634	$3,288,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$187,666	$426,043
Accrued expenses	526,461	153,879

Total current liabilities	714,127	579,922

Commitments	—	—

Stockholders’ equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	—	—
Common stock, par value $.001 per share, 100,000,000 shares authorized; 37,629,024 and 34,577,356 issued and outstanding	37,629	34,577
Additional paid-in capital	54,936,362	45,179,591
Accumulated other comprehensive loss	(3,044)	—
Accumulated deficit	(47,960,440)	(42,505,589)

Total stockholders’ equity	7,010,507	2,708,579

Total liabilities and stockholders’ equity	$7,724,634	$3,288,501

The accompanying notes are an integral part of these financial statements

RegeneRx Biopharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

Years ended December 31, 2005 and 2004

	Years ended December 31,
	2005	2004
Revenue	$—	$—

Expenses
Research and development	4,028,857	2,184,314
General and administrative	1,640,670	1,158,450

Total expenses	5,669,527	3,342,764

Operating loss	(5,669,527)	(3,342,764)

Interest income, net	214,676	16,365

Net loss	$(5,454,851)	$(3,326,399)

Basic and diluted net loss per common share	$(0.15)	$(0.10)

Weighted average number of common shares outstanding	36,843,609	32,909,753

The accompanying notes are an integral part of these financial statements

RegeneRx Biopharmaceuticals, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2005 and 2004

			Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive Income/(loss)	Total stockholders equity
	Common stock
	Shares	Amount
Balance, December 31, 2003	30,098,968	$30,099	$40,065,861	$(39,179,190)	$—	$916,770
Issuance of common stock, net of offering costs	2,778,197	2,778	3,428,646	—	—	3,431,424
Exercise of warrants	1,675,191	1,675	1,574,676	—	—	1,576,351
Exercise of options	25,000	25	2,100	—	—	2,125
Stock option compensation	—	—	108,308	—	—	108,308
Net loss	—	—	—	(3,326,399)	—	(3,326,399)

Balance, December 31, 2004	34,577,356	34,577	45,179,591	(42,505,589)	—	2,708,579
Issuance of common stock, net of offering costs	2,958,923	2,959	9,516,505	—	—	9,519,464
Exercise of warrants	72,745	73	6,427	—	—	6,500
Exercise of options	20,000	20	9,280	—	—	9,300
Stock option compensation	—	—	224,559	—	—	224,559
Net loss	—	—	—	(5,454,851)	—	(5,454,851)
Unrealized loss on available for sale of securities	—	—	—	—	(3,044)	(3,044)

Total comprehensive loss						(5,457,895)

Balance, December 31, 2005	37,629,024	$37,629	$54,936,362	$(47,960,440)	$(3,044)	$7,010,507

The accompanying notes are an integral part of these financial statements

RegeneRx Biopharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

Years ended December 31, 2005 and 2004

	Years ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,454,851)	$(3,326,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,626	4,175
Write-off of deferred patent costs	597,043	—
Compensation expense – stock options	224,559	108,308
Changes in operating assets and liabilities:
Other current assets	(42,556)	6,090
Due from related party	7,765	14,540
Other assets	(17,078)	—
Accounts payable	(218,332)	256,031
Accrued expenses	428,420	(13,739)

Net cash used in operating activities	(4,459,404)	(2,950,994)

Cash flows from investing activities:
Purchase of short-term investments	(6,382,737)	—
Maturities of short-term investments	3,700,000	—
Purchase of fixed assets	(64,564)	(1,598)
Increase in patent costs	(306,676)	(202,937)

Net cash used in investing activities	(3,053,977)	(204,535)

Cash flows from financing activities:
Stock subscription receivable	(5,000,000)	—
Proceeds from stock subscription receivable	5,000,000	—
Proceeds from issuance of common stock	9,616,499	3,509,717
Proceeds from exercise of stock options	9,300	2,125
Proceeds from exercise of warrants	6,500	1,576,351
Offering costs	(97,035)	(78,293)

Net cash provided by financing activities	9,535,264	5,009,900

Net increase in cash and cash equivalents	2,021,883	1,854,371

Cash and cash equivalents at beginning of period	2,874,260	1,019,889

Cash and cash equivalents at end of period	$4,896,143	$2,874,260

Supplemental disclosure of significant noncash investing and financing activities:
Deferred offering costs included in accrued expense	$—	$75,884

Patent costs included in accounts payable	$—	$68,698

The accompanying notes are an integral part of these financial statements

1.	ORGANIZATION AND BUSINESS

Organization and Nature of Operations

RegeneRx Biopharmaceuticals, Inc. (the “Company”, “We”, “Us”, “Our”), is focused on the discovery and development of novel molecules to accelerate tissue and organ repair. Currently, we are developing drug candidates based on Thymosin beta 4 (“Tß4”), a 43 amino acid peptide. Preliminary research suggests that Tß4 may prove efficacious for multiple indications, therefore we are developing Tß4 as a therapeutic platform. We hold over fifty world-wide patents and patent applications related to dermal, ocular, and internal wounds and tissue repair, cardiac and neurological injuries, and septic shock. We are currently sponsoring three Phase II dermal wound healing clinical trials and have additionally targeted cardiovascular and ophthalmic trials in 2006 as part of our ongoing clinical development program.

Management’s Plans

We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tß4-based products over multiple indications. To achieve profitability we must successfully conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market those pharmaceutical and/or cosmetic products we wish to commercialize. The time required to reach profitability is highly uncertain, and there can be no assurance that we will be able to achieve sustained profitability, if at all.

We have incurred negative cash flows from operations since inception, and expect to continue to expend substantial funds to complete our planned product development efforts. Additionally, we continually refine our operating strategy and evaluate alternative clinical uses of Tß4. We expect that our existing capital resources will be sufficient to fund our projected operations beyond the year ending December 31, 2006. However, substantial additional resources will be needed before we will be able to achieve sustained profitability. Consequently, we continually evaluate alternative sources of financing and/or sharing development costs through strategic collaboration agreements. There can be no assurance that our financing efforts will be successful, and if we are not able to obtain sufficient levels of financing, we would delay certain clinical and/or research activities, and our financial condition would be materially and adversely affected. Even if we are able to obtain sufficient funding, other factors including competition, dependence on third parties, uncertainty regarding patents, protection of proprietary rights, manufacturing of peptides and technology obsolescence could have a significant impact on us and our operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes.

Manufacture of Tß4 and drug formulation

We use outside contract manufacturers to produce bulk Tß4, via an established and proven manufacturing process known as solid-phase peptide synthesis. While we have qualified multiple manufacturers, we do not currently have any long-term supply agreements in place. We therefore intend to establish long-term supply arrangements with these manufacturers in the near future. No assurance can be given, however, that such agreements will be negotiated on favorable terms, or at all. Contractors are selected on the basis of their supply capability, ability to produce a drug substance in accordance with current Good Manufacturing Practice (“GMP”) requirements of the Food and Drug Administration (“FDA,”) and to meet Company-established specifications.

We also use outside contract manufacturers to formulate bulk Tß4 into a final pharmaceutical product. We have finished the formulation and development work for the pharmaceutical products used in our three, Phase II, chronic wound, dermal, studies currently underway. We have completed the formulation of a systemically administered pharmaceutical product we plan on using in our proposed acute myocardial infarction (“MI”) (heart attack) study. And, we will soon complete formulation of a sterile eye drop that we will use in our proposed ophthalmic (“DV”) study. Additional work is needed, however, to manufacture sufficient quantities of both non-GMP and GMP products to conduct the various pre-clinical, Phase I and Phase II studies envisioned for the MI and DV clinical trials and we are dependent on individual suppliers in each instance.

While we have ordered enough bulk Tß4 to complete production of all pharmaceutical products envisioned for our near-term studies, there can be no assurance that scheduled deliveries will meet our quality, yield or timing expectations. Failure to obtain bulk Tß4 as planned, failure to manufacture bulk Tß4 into pharmaceutical products, or the need for us to establish new relationships with alternate suppliers, would significantly impact our ability to proceed with our planned clinical development program.

Cash, and Cash Equivalents

With limited exposure to any one issuer, we invest our cash, cash equivalents, and short-term investments in highly-liquid, high credit quality financial instruments, which can include money market securities, obligations of the United States government and its agencies, commercial paper, municipal obligations and certificates of deposit. Cash equivalents are comprised of highly liquid investments which have insignificant interest rate risk and a maturity of 90 days or less when purchased.

Short-term Investments

Given the highly-liquid nature of these investments and our intent to use these in current operations, all investments, including those with maturities greater than one year, are considered available for sale, carried at fair value, and are classified as short-term investments when they do not meet the criteria for classification as cash and cash equivalents.

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

Fixed Assets

Fixed assets consist of office furniture and equipment, and are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs which do not significantly prolong the useful lives of the assets are charged to expense. Depreciation is computed using the straight-line method over the estimated useful lives of two to five years. Depreciation expense was $12,918 and $2,387 for the years ended December 31, 2005 and 2004, respectively.

Patent Costs

Due to the early stage of our technology, all costs associated with our patents are expensed, unless the estimated recoverability of those costs is sufficiently probable in the near term. Once recoverability is sufficiently probable, legal costs associated with our patents are capitalized and amortized on a straight-line basis over their estimated economic life. Annually, we review all capitalized patent costs and if a determination is made that the recoverability of those costs is not sufficiently probable in the near term, the unamortized balance is immediately expensed. During 2005, we charged $597,043 in unamortized deferred patent costs to research and development in connection with our annual recoverability review.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

We account for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying and tax bases of assets and liabilities. A valuation allowance is recorded if, based upon the evidence available, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair Value of Financial Instruments

The estimated fair values of our cash and cash equivalents, short-term investments, amounts due from related parties, accounts payable, and accrued expenses approximate their carrying values, due to their short-term nature.

Loss Per Share

	Year ended December 31,
	2005	2004
Net loss available for common shareholders (A)	$(5,454,851)	$(3,326,399)

Average outstanding:
Common stock (B)	36,843,609	32,909,753
Stock options and warrants	—	—

Common stock and stock equivalents (C)	36,843,609	32,909,753

Loss per share:
Basic (A/B)	$(0.15)	$(0.10)
Diluted (A/C)	$(0.15)	$(0.10)

Unexercised stock options and warrants, which were previously granted, to purchase 4,016,815 and 2,818,574 shares of our common stock as of December 31, 2005 and 2004, respectively, were not included in the computations of diluted earnings per share, as their affect would be anti-dilutive.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. However, SFAS 123 permits, and throughout the periods covered by this report we have elected to apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, we have adopted the disclosure only requirements of SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, Amendment of SFAS 123. Under this method, compensation expense is not recorded in the financial statements for stock issued to employees under non-compensatory plans. A cost for equity instruments issued to non-employees has been recognized in the accompanying financial statements based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable in accordance with SFAS 123, and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”

The following table summarizes relevant information as to our reported results under the intrinsic-value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions had been applied:

	Years ended December 31,
	2005	2004
Net loss as reported	$(5,454,851)	$(3,326,399)

Total employee non-cash stock compensation expense determined under fair value based method for all awards	(324,430)	(77,382)

Net loss, as adjusted	$(5,779,281)	$(3,403,781)

Basic and diluted loss per share - as reported	$(0.15)	$(0.10)
Basic and diluted loss per share - as adjusted	$(0.16)	$(0.10)

The fair value for each option granted was estimated as of the grant date using the Black-Scholes option-pricing model,. The risk free rate of return was established for each award, based on the date of grant and the expected life of the award. The volatility was determined, based on the historical, daily closing price of our publicly-traded stock, as measured for a time period consistent with the expected life of the option. Approximate values of these assumptions follow:

	2005	2004
Dividend yield	0.0%	0.0%
Risk free rate of return	4.30%	2.67%
Expected life (in years)	6.00 – 6.75	5.00
Volatility	400 – 450%	47%

Concentrations of credit risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We deposit our cash, cash equivalents and short-term investments with financial institutions that we consider to be of high credit quality.

Segment Information

We view our operations and manage our business as one segment, the development and marketing of Tß4. Factors used to identify our single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance.

Reclassifications

Certain amounts presented in the prior year financial statements have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123(R), which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (as amended) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R).

The Company adopted SFAS 123(R) on January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

The “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or

The “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will implement SFAS 123(R) in the first quarter of 2006 and intends to use the “modified prospective method”. The Company believes the pro forma disclosures in note 2, “Summary of Significant Accounting Policies,” of the financial statements under the sub-heading “Stock-Based Compensation” provides an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS 123(R) for stock options granted prior to January 1, 2006 plus the expense related to stock options granted during 2006. The expense for stock options granted during 2006 cannot be determined at this time due to the uncertainty of the Company’s stock price, the related Black-Scholes fair value and the timing of future grants.

3.	LICENSES, AND INTELLECTUAL PROPERTY

On February 6, 2001, we executed an agreement with the National Institutes of Health (“NIH”) giving us an exclusive worldwide license for all claims to Tß4 within their broadly-defined patent application. In exchange for this exclusive license, we must make certain royalty and milestone payments to the NIH. Through December 31, 2005 we have complied with these requirements. No assurance can be given as to whether or when a patent will be issued, or as to any claims that may be included or excluded within the patent. We have also filed numerous additional patent applications covering various compositions, uses, formulations and other components of Tß4, as well as to novel peptides resulting from our research efforts. Some of these patents have issued, while many patent applications are still pending.

We have entered into a License and Supply Agreement (the Agreement) with Defiante Farmaceutica, L.d.a., (“Defiante”) a Portuguese company that is a wholly owned subsidiary of Sigma-Tau, S.p.A., (“Sigma-Tau”) a pharmaceutical company headquartered in Rome, Italy. This Agreement grants the exclusive right to use Tß4 to conduct research and development activities in Europe, to Defiante. Under the Agreement, we will receive fees and royalty payments based on a percentage of sales of Tß4 - related products by Defiante, as defined. The term of the Agreement is the later of the expiration of any patents developed under the Agreement, any marketing rights, or 2016. Sigma-Tau is our largest shareholder.

4.	CASH, CASH EQUIVALENTS & SHORT-TERM INVESTMENTS

The following is a summary of the Company’s available-for-sale investments at December 31, 2005, all of which are due within one year:

	Amortized cost	Net unrealized gains	Net unrealized losses	Estimated fair value
Corporate notes	$7,330,818	$—	$(3,044)	$7,327,774

Reported as:
Cash and cash equivalents				$4,648,081
Short-term investments				$2,679,693

				$7,327,774

5.	RELATED PARTY TRANSACTIONS

Prior to 2004, we had made advances to officers which have now been discontinued. However the amounts previously advanced are being re-paid over time, are non-interest bearing and due on demand. At December 31, 2005 and 2004, $4,592 and $12,357, respectively, remain due.

In September 2003, we entered into a consulting agreement with one of our outside directors for general business strategy and financial advice. During the years ended December 31, 2005 and 2004, we paid $48,000 each year, under the agreement.

See “Note 3. Licenses and Intellectual Property” for a description of our license with Defiante.

6.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accrued expenses consist of the following:

	December 31,
.	2005	2004
Underwriter fees	$—	$75,884
Contract/clinical research organizations	357,651	—
Employee bonuses	92,500	25,000
Vacation	25,000	—
Board fees	12,750	—
Professional fees	29,044	44,460
Other	9,516	8,535

	$526,461	$153,879

7.	STOCKHOLDERS’ EQUITY

Shareholders Rights Plan

Our Board of Directors adopted a Rights Agreement, dated April 29, 1994, as amended, as a tool to prevent an unsolicited take over. In general, if an entity acquires more than a 25% ownership interest in our company without the endorsement of our Board of Directors, then our current shareholders (other than the acquiring entity) will be issued a significant number of new shares which would encumber an acquisition.

Sales of Common Stock

On January 23, 2004, we completed a private placement of our common stock. Under the terms of the private placement, we sold 2,393,580 shares of common stock at $.95 per share. In addition, we granted 598,397 warrants, each of which is exercisable immediately to purchase one share of common stock at an exercise price of $1.50 per share and has a term of 30 months. The total funds raised in the private placement totaled approximately $2.3 million.

We raised approximately $5.8 million through the sale of common stock at $3.25 per share in a private placement that closed, in part, on December 29, 2004, with the remainder closing on January 5, 2005. In connection with these sales of common stock, we also issued warrants to purchase common stock for $4.06 per share, immediately exercisable and for a period of 36 months from the date of issue. Details of each transaction follow:

Transaction closing date:	December 29, 2004	January 5, 2005
Common shares sold	384,617	1,420,462
Warrants issued	96,155	366,653

On June 23, 2005, we raised $5.0 million through the sale of 1,538,461 shares of its common stock to Defiante and two affiliates of Sigma-Tau, for $3.25 per share. securities may not be sold for five years and our management has received their underlying proxies to vote the shares during this lock-up period. At the end of the five year period, we may buy-back, for $5.00 per share, the number of shares required to maintain Sigma-Tau’s (and its affiliates’) equity ownership at 30.1%, the same percentage as it stood prior to this transaction. There were no placement fees associated with this transaction.

2000 Stock Option and Incentive Plan, as amended

The 2000 Stock Option and Incentive Plan was approved under which the Board may grant options to purchase shares of our common stock. Options may only be granted to our directors, officers, employees, consultants or advisors, and no single participant can receive more than 450,000 shares in any one year. The exercise price and term of any grant is to be determined by the Board but shall never be less than the fair market value of our Common Stock on the date of the grant, and shall not exceed ten years. Presently, the authorized shares reserved for issuance under the plan is 3,200,000.

Options to Purchase Common Stock

The following table summarizes our stock option activity for 2005 and 2004:

	Number of shares	Exercise price range	Weighted average exercise price
Outstanding, December 31, 2003	1,225,000	$0.08 - $ 1.07	$0.34

Granted	365,000	0.86 - 1.54	1.25
Exercised	(25,000)	0.08	0.08
Terminated	—	—	—

Outstanding, December 31, 2004	1,565,000	0.28 - 1.54	0.54
Granted	925,000	3.10 - 3.21	3.18
Exercised	(20,000)	0.40 - 0.53	0.47
Terminated	—	—	—

Outstanding, December 31, 2005	2,470,000	$0.28 - $ 3.21	$1.54

The following table summarizes information about the options outstanding at December 31, 2005:

	Options outstanding			Options exercisable
Range of exercise prices	Number Outstanding	Weighted- average remaining Life (Years)	Weighted average Price	Number Outstanding	Weighted average exercise price
$0.28 - $0.86	1,290,000	6.2	$0.38	1,172,500	$0.34
$1.07 - $1.54	255,000	8.3	1.46	94,200	1.41
$3.10 - $3.21	925,000	9.3	3.18	—	—

	2,470,000			1,266,700

Warrants to Purchase Common Stock

The following table summarizes our warrant activity for 2005 and 2004:

	Number of shares	Exercise price range	Weighted average exercise price
Outstanding, December 31, 2003	2,206,797	$0.10 to $ 1.25	$0.73

Granted	694,552	1.50 - 4.06	1.86
Exercised	(1,647,775)	0.10 - 1.50	0.95
Terminated	—	—	—

Outstanding, December 31, 2004	1,253,574	0.10 to 1.50	1.05
Granted	366,653	4.06	4.06
Exercised	(73,412)	0.10 - 0.41	0.13
Terminated	—	—	—

Outstanding, December 31, 2005	1,546,815	$0.10 to $4.06	$1.80

8.	INCOME TAXES

The actual income tax expense for the years ended December 31, 2005 and 2004 is different from the amount computed by applying the statutory federal income tax rates to losses before income tax expense. The reconciliation of these differences follows:

	December 31,
	2005	2004
Tax benefit at statutory rate	$(1,855,000)	$(1,089,000)
State taxes	(252,000)	(148,000)
Permanent M-1s	(140,000)	—
Expired net operating loss carryforwards	795,000	199,000
Expired research and development tax credit carryforward	72,000	—
Research and development tax credit carryforward	(210,000)	2,000
Change in valuation allowance	1,590,000	1,036,000

	$—	$—

The tax effect of cumulative temporary differences at December 31, 2005 follows:

	December 31,
	2005	2004
Net operating loss carryforwards	$16,569,000	$15,367,000
Research and development tax credit carryforward	842,000	600,000
Charitable contribution carryforward	2,000	—
Accrued vacation	8,000	—
Amortization	8,000	—
Other	128,000	—

	17,557,000	15,967,000

Less - valuation allowance assets	(17,557,000)	(15,967,000)

Net deferred tax assets	$—	$—

We have provided a full valuation allowance for deferred tax assets since realization of these future benefits cannot be reasonably assured as a result of recurring operating losses. If we achieve profitability, these deferred tax assets would be available to offset future income tax liabilities and expense, subject to certain limitations.

At December 31, 2005, we had net operating loss carryforwards for income tax purposes of approximately $42,902,000 and development tax credit carryforwards of approximately $842,000 The carryforwards, if not utilized, will expire in increments from 2005 through 2025. Utilization of the net operating losses and credits may be subject to an annual limitation as provided by the Internal Revenue Code of 1986, and there can be no guarantee that such NOLs and tax credits will ever be fully utilized. As a result of cumulative losses, we have recorded a full valuation allowance against our net deferred tax assets as we believe it is more likely than not that the assets will not be realizable.

9.	COMMITMENTS

Lease

Our rent expense, related solely to office space, for 2005 and 2004 was $65,967 and $45,949, respectively.

We are committed under an office space lease that expires on December 31, 2007 with the following minimum lease payments as of December 31, 2005:

2006	$70,359
2007	$72,470

Employment Continuity Agreements

We have entered into employment contracts with our executive officers which provide for severance if the executive is dismissed without cause or under certain circumstances after a change of control in our ownership. At December 31, 2005 these obligations, if triggered, could amount to $560,000.

10.	SUBSEQUENT EVENT

Sale of Common Stock and Issuance of Warrants

On March 16, 2006 we sold 2,591,952 shares of common stock for $7,283,398 ($2.81 per share). Included in the sale were warrants to purchase an additional 907,182 shares of common stock at $4.06 per share. These warrants are exercisable from September 16, 2006 to March 16, 2011. In connection with this offering, we incurred approximately $400,000 in a placement fee and other out of pocket costs.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) the principal executive officer and the principal financial officer of the Company have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our Board of Directors consists of seven directors. Our bylaws allow for not less than three and not more than seven Directors. Directors are elected annually to serve one-year terms.

The following table sets forth, with respect to each director and executive officer, his name and age, the year in which he first became a director of RegeneRx, and his principal occupation and business experience during the past five years.

Name, Year First Became Director of Company, Title	Age	Principal Occupation and Business Experience

J.J. Finkelstein, 2002 President and Chief Executive Officer	54	RegeneRx’s President, Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer since 2002 and a member of the Board of Directors since 2002. Mr. Finkelstein has been a chief executive officer and consultant in the bioscience industry for the past twenty-three years, having served as Chief Executive Officer of three biomedical companies since 1982, including as CEO of RegeneRx from 1984 to 1989 and as Vice-Chairman from 1989 to 1991.

Name, Year First Became Director of Company, Title	Age	Principal Occupation and Business Experience
Allan L. Goldstein, 1982 Chairman and Chief Scientific Advisor	68	Chairman of the Board of RegeneRx since 1982; Chief Executive Officer of RegeneRx from 1982 to 1986, and 1999 to 2002; Chief Scientific Advisor of RegeneRx from 1982 to present; Professor and Chairman of Department of Biochemistry and Molecular Biology at The George Washington University School of Medicine and Health Sciences from 1978 to present.

Richard J. Hindin, 2002 Secretary	63	Secretary and Treasurer of RegeneRx from 2004 to present; Director of Chicken Out Rotisserie Inc., founded in 1991, which operates 24 restaurants in four states and the District of Columbia, with annual sales in excess of $24 million. In 1967, he co-founded Britches of Georgetown, Inc., (Britches) a clothing retailer specializing in the sale of upscale men’s and women’s apparel and accessories. Mr. Hindin also serves as Chairman of the Board of The Institute of Advanced Studies in Immunology and Geriatric Medicine, a non-profit 501(c)(3) corporation that specializes in disseminating medical information to the public as well as providing the pharmaceutical industry with an independent source for testing vaccines and drugs for the elderly. Mr. Hindin is also Chairman of the Board of Hinsilblon Laboratories Ltd., a company based in Cape Coral, Florida which sells odor neutralization products and delivery systems. Mr. Hindin is President of Adworks Inc, a Washington D.C. based Advertising and Marketing Consulting Agency.

Albert Rosenfeld, 1982	85	Secretary - Treasurer of RegeneRx from 1999 to 2004; Consultant on Future Programs for March of Dimes Birth Defect Foundation from 1973 to 2005; Adjunct Assistant Professor, Department of Human Biological Chemistry and Genetics at University of Texas Medical Branch, from 1974 to 1998; author and lecturer on scientific matters.

Joseph C. McNay, 1987	72	Managing Principal, Chairman and Chief Investment Officer of Essex Investment Management Company, LLC, a registered investment advisor, from 1976 to present; Director of Softech, Inc. and MPSI System, Inc.

Mauro Bove, 2004	51	Head of the Corporate Development Department and Director of Sigma-Tau Finanziaria S.p.A. Mr. Bove has served in a number of senior positions in business, licensing and corporate development within Sigma-Tau, which has subsidiaries in most European countries and the United States. Mr. Bove has twenty years of business and management experience within the pharmaceutical industry. Mr. Bove obtained his law degree at the University of Parma, Italy, in 1980. In 1985, he attended the Academy of American and International Laws at the International and Comparative Law Center, Dallas, Texas.

Name, Year First Became Director of Company, Title	Age	Principal Occupation and Business Experience
Dr. L. Thompson Bowles, 2006	74	Dr. Bowles, 74, is a thoracic surgeon and served as Dean of Medicine and Professor of Surgery at The George Washington University School of Medicine and Health Sciences (GWU) in Washington, D.C. from 1976-1988 and as Vice President for Medical Affairs and Executive Dean of GWU Medical Center from 1988-1992. Dr. Bowles previously served as President of the National Board of Medical Examiners, the medical accrediting organization from 1992-2000. He is also a member of the National Academy of Sciences Institute of Medicine and several national medical societies. Dr. Bowles has served on the editorial board of a number of medical journals and has been a member and chairman of several governmental panels and committees. Dr. Bowles received his medical degree from Duke University and his Ph.D. from New York University

Audit Committee and Financial Expert

The Board of Directors of the Company has a standing Audit Committee comprised of Directors McNay, Bowles and Rosenfeld. Under the definition of independence contained in the American Stock Exchange Company Guide, Messrs. McNay, Bowles and Rosenfeld are “independent.” The Board of Directors has determined that Mr. McNay is the audit committee financial expert as defined in Item 401(e) of Regulation S-B.

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

To our knowledge, based solely on our review of the copies of such reports furnished to us, or written representations that no filings were necessary, we believe that during the past fiscal year its officers, directors and greater than ten percent (10%) beneficial owners complied with all filing requirements.

Code of Ethics

The Company adopted a Code of Ethics for its Principal Executive Officer and its Principal Financial Officer (the “Code of Ethics”). A copy of the Code of Ethics can be reviewed on our website at: www.regenerx.com . The Code of Ethics is also available free of charge by writing to the Company at 3 Bethesda Metro Center, Suite 630, Bethesda, Maryland 20814.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes for the years indicated the compensation paid by RegeneRx to its Chief Executive Officer during 2005 and all executive officers of RegeneRx that earned a salary and bonus for 2005 in excess of $100,000.

		Annual Compensation							Long Term Compensation Awards (4)
Name and Principal Position	Fiscal Year	Salary			Bonus			Other Annual Compensation ($)(3)	Restricted Stock Award ($)	Options (#)	All Other Compensation
J.J. Finkelstein, President and Chief Executive Officer(1)	2005 2004 2003	$ $ $	235,000 200,000 175,000		$ $	25,000 25,000 —	(2)	— — —	— — —	100,000 — —	— — —

Allan L. Goldstein, Chairman and Chief Scientific Advisor	2005 2004 2003	$ $ $	155,000 125,000 110,000		$ $	25,000 25,000 —	(2) (5)	— — —	— — —	100,000 — —	— — —

David R. Crockford, Vice President Clinical and Regulatory Affairs	2005		$145,833	(6)		$17,500	(2)	—	—	125,000	28,257	(7)

C. Neil Lyons, Chief Financial Officer and Treasurer	2005		$116,875	(8)		$11,688	(2)	—	—	200,000	—

(1)	On March 19, 2002, J.J. Finkelstein was appointed as RegeneRx’s President and Chief Executive Officer, replacing Dr. Goldstein who will remain as Chairman and Chief Scientific Advisor of RegeneRx.
(2)	These bonus amounts awarded to Dr. Goldstein, and Messrs. Finkelstein, Crockford and Lyons were awarded for services rendered in 2005. The amounts were accrued as of 12/31/05 and paid in 2006.
(3)	None of our executive officers receive any (a) personal benefits or perquisites which exceeded the lesser of $50,000 or 10% of his salary and bonus; (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long term incentive plans prior to settlement or maturation; (d) amounts reimbursed for payment of taxes; or (e) preferential discounts on stock.
(4)	We had no long-term incentive plans in existence and made no payouts or awards under such plans.
(5)	Dr. Goldstein was awarded a $25,000 bonus for work performed in 2004. The amount was accrued as of 12/31/04 and paid in 2005.
(6)	Includes salary earned since Mr. Crockford became an employee of the Company on March 1, 2005.
(7)	Represents amounts earned in 2005 pursuant to a consulting arrangement prior to Mr. Crockford becoming an employee of the Company.
(8)	Includes salary earned since Mr. Lyons became an employee of the Company on April 7, 2005.

The following table presents individual stock option grant activity to our executive officers in 2005.

Option/SAR Grants in Last Fiscal Year

Individual Grants

(a) Name	(b) Number of Securities Underlying Options/SARs Granted (#)	(c) % of Total Options/SARs Granted to Employees in Fiscal Year	(d) Exercise or Base Price ($/Sh)	(e) Expiration Date
Allan L. Goldstein	100,000	16.8%	$3.21	04/01/2015
J.J. Finkelstein	100,000	16.8%	$3.21	04/01/2015
David R. Crockford	125,000	21.0%	$3.21	04/01/2015
C. Neil Lyons	200,000	33.6%	$3.10	04/07/2015

The following table provides information as to the value realized and unrealized by our executive officers related to stock options during 2005. No stock options were exercised by these officers during 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End ($)*
			Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
Allan L. Goldstein	—	—	300,000	100,000	$801,000	—
J.J. Finkelstein	—	—	500,000	100,000	$1,335,000	—
David R. Crockford	—	—	27,500	237,500	$55,700	$240,750
C. Neil Lyons	—	—	—	200,000	—	—

*	Based on a closing stock price on December 31, 2005 of $3.00 and an exercise price of $0.33.

Director Compensation

For fiscal year 2005, non-employee directors were paid $1,250 per board meeting attended in person (or $400 if attended by telephone conference), $500 per committee meeting, and an annual amount of $7,500. Employee directors, such as Directors Goldstein and Finkelstein, are not paid for board service and meeting attendance.

Medical and Scientific Advisory Board

We have a Medical and Scientific Advisory Board (“MSAB”), which consists of experts in various medical and scientific fields who advise us on key aspects of our Tß4-based wound-healing technology platform. They advise us in such areas as potential therapeutic uses for Tß4, strategies for clinical development, and evaluation of new scientific or medical data. In addition, the members also introduce us to companies who might be interested in working with us on our technology.

All outside MSAB members receive options for 30,000 shares of stock, which vest over three years. They also receive $1,000 for each MSAB annual meeting they attend plus all travel expenses. The MSAB, in its entirety, has had no annual meetings to date, although we regularly utilized our MSAB members individually to evaluate strategies, clinical indications and other aspects of our technology development, as issues arise relative to the individual member’s area of medical expertise.

The members of the MSAB are Allan L. Goldstein (Chairman); Albert Rosenfeld; Herve Byron, MD; Barrett Katz, MD, MBA; Steve Kovacs, MD, MBA; Claudio De Simone, Ph.D.; Jo-David Fine, MD, MPH, Paolo Carminati, Ph.D., and Gabriel Sosne, MD.

Employment Agreements

On January 1, 2002, Dr. Goldstein and J.J. Finkelstein entered into employment contracts with RegeneRx to serve as Chairman and Chief Scientific Advisor and President and Chief Executive Officer, respectively. In February 2005, the Compensation Committee voted to increase the 2005 salaries of Dr. Goldstein and Mr. Finkelstein to $155,000 and $235,000, respectively. On March 1, 2005 we entered into an employment contract with David Crockford to be our Vice President of Clinical and Regulatory Affairs with an annual base salary of $175,000. On April 7, 2005 we entered into an employment contract with Mr. C. Neil Lyons to be our Chief Financial Officer.

Employment Contract of Dr. Goldstein

Dr. Goldstein is not obligated to devote 100% of his time to RegeneRx and continues to be employed by The George Washington University in Washington, D.C. The initial term of Dr. Goldstein’s employment agreement is three years. The agreement will automatically be extended for successive one-year terms unless we or Dr. Goldstein elects not to extend the agreement. The agreement provides for annual compensation of $155,000 and eligibility to receive an annual bonus in the discretion of our Board of Directors. In consideration for his services and pursuant to the provisions of the 2000 Amended and Restated Stock Option Plan, we have also granted Dr. Goldstein options to purchase 400,000 shares of our common stock. 300,000 shares fully vested in January 2005. The remaining 100,000 shares will vest 25% on April 1, 2006 and 25% annually thereafter until fully vested. .In the event of Dr. Goldstein’s termination without cause, his stock options shall immediately vest.

Dr. Goldstein is entitled to participate in and receive all of our standard employee benefits and to participate in all of our applicable incentive plans, including stock option, stock, bonus, savings and retirement plans. The agreement also provides that Dr. Goldstein will receive such perquisites as we may establish from time to time which are commensurate with his position and comparable to those received by our other senior executives (including vacation of at least four (4) weeks per annum and holidays, leaves of absence and leaves for illness and temporary disability in accordance with the policies of RegeneRx and federal, state and local law).

Dr. Goldstein is prohibited to participate in or take any position, investment or interest known by him to be adverse or antagonistic to RegeneRx, our business or prospects, financial or otherwise. In addition, Dr. Goldstein is bound by a proprietary information, nonsolicitation, noncompetition and inventions assignment agreement.

If Dr. Goldstein’s employment is terminated without cause (as defined in the employment agreement) or he terminates his employment for any reason within 12 months after a change of control event, we are obligated to pay him a lump sum payment in an amount equal to his then annual base salary (less federal and state tax withholding) as severance pay. Dr. Goldstein is required to sign a release in favor of RegeneRx as a condition to receiving the severance payment.

We may terminate Dr. Goldstein in the event of his death, or any illness, disability or other incapacity that renders him unable to regularly perform his duties for more than either one hundred twenty (120) consecutive days or more than a total of one hundred eighty (180) days in any consecutive twelve (12) month period. Dr. Goldstein may resign his employment for good reason by giving notice. Good reason generally is defined by the employment agreement as a material change in his duties or responsibilities with RegeneRx, which causes his position to become one of lesser responsibility or importance, or a relocation of his place of employment by more than 60 miles or a material reduction in the benefits and perquisites provided to him or any material failure by RegeneRx to pay his the compensation and benefits under this Agreement. If Dr. Goldstein resigns with good reason, we are obligated to pay him the severance described above.

Employment Contract of Mr. Finkelstein

Mr. Finkelstein is expected to devote 100% of his time and efforts to RegeneRx. The initial term of Mr. Finkelstein’s employment agreement is three years. The agreement will automatically be extended for successive one-year terms unless we or Mr. Finkelstein elect not to extend the agreement. The agreement provides for annual compensation of $235,000 and eligibility to receive an annual bonus at the discretion of our Board of Directors. In consideration for his services and pursuant to the provisions of the 2000 Amended and Restated Stock Option Plan, we have also granted Mr. Finkelstein options to purchase 600,000 shares of our common stock. 500,000 shares fully vested in January 2005. The remaining 100,000 shares will vest 25% on April 1, 2006 and 25% annually thereafter until fully vested. In the event of Mr. Finkelstein’s termination without cause, his stock options shall immediately vest.

Mr. Finkelstein is entitled to participate in and receive all of our standard employee benefits and to participate in all of our applicable incentive plans, including stock option, stock, bonus, savings and retirement plans. The agreement also provides that Mr. Finkelstein will receive such perquisites as we may establish from time to time which are commensurate with his position and comparable to those received by our other senior executives (including vacation of at least four (4) weeks per annum and holidays, leaves of absence and leaves for illness and temporary disability in accordance with the policies of RegeneRx and federal, state and local law). Mr. Finkelstein is provided a $1,000,000 life insurance and disability insurance policy, as long as we are not obligated to pay more than $600 per month in the aggregate for these coverages.

Mr. Finkelstein is prohibited from participating in or taking any position, investment or interest known by him to be adverse or antagonistic to RegeneRx, its business or prospects, financial or otherwise. In addition, Mr. Finkelstein is bound by a proprietary information, nonsolicitation, noncompetition and inventions assignment agreement.

If Mr. Finkelstein’s employment is terminated without cause (as defined in the employment agreement) or he terminates his employment for any reason within 12 months after a change of control event, we are obligated to pay him a lump sum payment in an amount equal to his then annual base salary (less federal and state tax withholding) as severance pay. In addition, we will reimburse him for premiums he pays for life and disability insurance for a 12 month period, subject to the $600 per month limit, mentioned previously. Mr. Finkelstein is required to sign a release in favor of RegeneRx as a condition to receive any severance payment.

Pursuant to the employment agreement, we may terminate Mr. Finkelstein in the event of his death, or any illness, disability or other incapacity that renders him unable regularly to perform his duties generally for more than either one hundred twenty (120) consecutive days or more than a total of one hundred eighty (180) days in any consecutive twelve (12) month period. Mr. Finkelstein may resign his employment for good reason by giving notice. Good reason generally is defined as a material change in his duties or responsibilities with RegeneRx, which causes his position to become one of lesser responsibility or importance, or a relocation of his place of employment by more than 60 miles or a material reduction in the benefits and perquisites provided to him or any material failure by RegeneRx to pay his the compensation and benefits under this Agreement. If Mr. Finkelstein resigns with good reason, we are obligated to pay him the severance described above.

Employment Contract of Mr. Crockford

Mr. Crockford is expected to devote 100% of his time and efforts to RegeneRx. The initial term of Mr. Crockford’s employment agreement is one year. The agreement will automatically be extended for successive one-year terms unless we or Mr. Crockford elect not to extend the agreement. The agreement provides for annual compensation of $175,000 and eligibility to receive an annual bonus at the discretion of the Board, and other bonuses based on pre-established clinical milestones, namely $35,000 if the FDA clears a Phase III clinical trial prior to March 1, 2007. In consideration for his services and pursuant to the provisions of the 2000 Amended and Restated Stock Option Plan, we have granted Mr. Crockford an option to purchase 125,000 shares of our common stock. So long as Mr. Crockford remains employed at RegeneRx, his options vest on each subsequent anniversary date according to the following schedule: 10%, 15%, 20%, 25%, and 30%. On March 1, 2010, therefore, Mr. Crockford will be fully vested in these options. Previous to March 1, 2005, Mr. Crockford had served as one of our consultants and was granted 140,000 other options pursuant to our 2000 Amended and Restated Stock Option Plan. 15,000 of those options were immediately vested and the remaining 125,000 options were granted on January 1, 2004 with an annual vesting schedule identical to that described previously.

Mr. Crockford is entitled to participate in and receive all standard employee benefits under our applicable welfare benefit plans and programs to the same extent as our other senior executives, including vacation of at least three (3) weeks per annum and holidays, leaves of absence and leaves for illness and temporary disability.

Mr. Crockford is prohibited from participating in or taking any position, investment or interest known by him to be adverse or antagonistic to RegeneRx, its business or prospects, financial or otherwise. In addition, Mr. Crockford is bound by a proprietary information, nonsolicitation, noncompetition and inventions assignment agreement.

If Mr. Crockford’s employment is terminated without cause (as defined in the employment agreement) or he terminates his employment for any reason within 12 months after a change of control event, we are obligated to pay him a lump sum payment in an amount equal to six months of his then annual base salary (less federal and state tax withholding) if such termination occurs within the first year of employment. If termination occurs between one and three years of employment, our severance obligation is 9 months of salary. After three years of employment, our severance responsibility is one year of salary. In addition, RegeneRx will reimburse him for medical and dental insurance premiums for the severance period.

We may terminate Mr. Crockford in the event of his death, or any illness, disability or other incapacity that renders him unable regularly to perform his duties generally for more than either ninety (90) consecutive days or more than a total of one hundred twenty (120) days in any consecutive twelve (12) month period. Mr. Crockford may resign his employment for any reason within 12 months after a change of control as defined, by giving notice.

Employment Contract of Mr. Lyons

Mr. Lyons is expected to devote 100% of his time and efforts to RegeneRx. The initial term of Mr. Lyons’ employment agreement is one year. The agreement will automatically be extended for successive one-year terms unless we or Mr. Lyons elect not to extend the agreement. The agreement provides for annual compensation of $165,000 and eligibility to receive an annual bonus at the discretion of the Board. In consideration for his services and pursuant to the provisions of the 2000 Amended and Restated Stock Option Plan, we have granted Mr. Lyons an option to purchase 200,000 shares of our common stock. So long as Mr. Lyons remains employed at RegeneRx, his options vest on each subsequent anniversary date according to the following schedule: 17%, 17%, 17%, 17%, 16% and 16%. On April 7, 2011, therefore, Mr. Lyons will be fully vested in these options. Under certain circumstances, Mr. Lyons’ shares may immediately vest, in whole or in part, based on Mr. Lyons’ termination without cause.

Mr. Lyons is entitled to participate in and receive all standard employee benefits under our applicable welfare benefit plans and programs to the same extent as our other senior executives, including vacation of at least three (3) weeks per annum and holidays, leaves of absence and leaves for illness and temporary disability.

Mr. Lyons is prohibited from participating in or taking any position, investment or interest known by him to be adverse or antagonistic to RegeneRx, its business or prospects, financial or otherwise. In addition, Mr. Lyons is bound by a proprietary information, nonsolicitation, noncompetition and inventions assignment agreement.

If Mr. Lyons’ employment is terminated without cause (as defined in the employment agreement) or he terminates his employment for any reason within 12 months after a change of control event, we are obligated to pay him a lump sum payment in an amount equal to 50% of his then annual base salary (less federal and state tax withholding) as severance. In addition, RegeneRx will reimburse him for medical and dental insurance premiums for six months.

We may terminate Mr. Lyons in the event of his death, or any illness, disability or other incapacity that renders him unable regularly to perform his duties generally for more than either ninety (90) consecutive days or more than a total of one hundred twenty (120) days in any consecutive twelve (12) month period. Mr. Lyons may resign his employment for any reason within 12 months after a change of control as defined, by giving notice. If

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of March 24, 2006, the beneficial ownership of RegeneRx’s common stock by:

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to outstanding options, warrants or other rights to acquire held by a person that are currently exercisable or exercisable within 60 days after March 24, 2006 are included in the number of shares beneficially owned by the person and deemed outstanding shares for purposes of calculating the person’s percentage ownership. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. As of March 24, 2006, there were 40,246,765 shares of our common stock outstanding.

Name of Beneficial Owner	Beneficial Ownership		Percent of Common Stock Outstanding
J. J. Finkelstein Director, President and Chief Executive Officer	2,106,638	(1)	5.2

Allan L. Goldstein, Chairman and Chief Scientific Advisor	2,282,536	(2)	5.6

Richard J. Hindin, Director, Secretary	1,731,197	(3)	4.3

Albert Rosenfeld, Director	133,850	(4)	0.3

Joseph C. McNay, Director	1,457,861	(5)	3.6

Mauro Bove, Director	52,083	(6)	0.1

L. Thompson Bowles	—		0.0

David R. Crockford, Vice President Clinical and Regulatory Affairs	58,750	(6)	0.1

C. Neil Lyons, Chief Financial Officer and Treasurer	33,333	(6)	0.1

Sigma Tau Finanziaria S.p.A.	13,878,540	(7)	34.1

All executive officers and directors as a group (9 persons)	7,856,248	(8)	18.8

(1)	Consists of (i) 1,553,138 shares owned directly by Mr. Finkelstein over which he has sole voting and dispositive powers; and (ii) 28,500 shares held by Mr. Finkelstein’s minor daughter with respect to which Mr. Finkelstein shares voting and dispositive powers. Includes 525,000 shares which Mr. Finkelstein has the right to acquire through the exercise of fully vested stock options.

(2)	Consists of (i) 1,957,536 shares owned directly by Dr. Goldstein and his wife over which they share voting and dispositive powers. Includes 325,000 shares which Dr. Goldstein has the right to acquire through the exercise of fully vested stock options.
(3)	Consists of (i) 1,592,710 shares owned directly by Mr. Hindin over which he has sole voting and dispositive powers; (ii) 118,750 which Mr. Hindin has the right to acquire through the exercise of stock options that are currently exercisable, and (iii) 19,737 Mr. Hindin has the right to acquire pursuant to the exercise of warrants. The address for Mr. Hindin is 407 Chain Bridge Road, McLean, Virginia 22101.
(4)	Consists of (i) 15,100 shares owned directly by Mr. Rosenfeld over which he has sole voting and dispositive powers; and (ii) 118,750 shares which Mr. Rosenfeld has the right to acquire through the exercise of stock options that are currently exercisable.
(5)	Consists of (i) 1,147,795 shares owned directly by Mr. McNay over which he has sole voting and dispositive powers; (ii) 118,750 shares which Mr. McNay has the right to acquire through the exercise of stock options that are currently exercisable; and (iii) 191,316 shares which Mr. McNay has the right to acquire pursuant to the exercise of warrants.
(6)	Consists of shares which the respective individuals have the right to acquire through the exercise of stock options.
(7)	Consists of (i) 13,369,228 shares owned directly by Sigma Tau and its affiliates over which they have sole voting and dispositive powers and (ii) 509,312 shares which Sigma Tau has the right to acquire pursuant to the exercise of warrants. Excludes 301,350 warrants received on March 16, 2006 that are not exercisable until September 16, 2006. The address for Sigma Tau Finanziaria S.p.A. is Via Sudafrica, 20, Rome, Italy 00144..
(8)	Includes the shares noted in the footnotes above.

Unless otherwise noted, the address for each of the above listed individuals is: c/o RegeneRx Biopharmaceuticals, Inc. 3 Bethesda Metro, Suite 630, Bethesda, Maryland 20814.

Equity Compensation Plan Information

The following table gives information about RegeneRx’s common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	2,470,000	$1.54	695,000
Equity compensation plans not approved by stockholders	0	0	0

Total	2,470,000	$1.54	695,000

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

ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit	Reference(1)
3.1	Restated Certificate of Incorporation of Company	Exhibit 3.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

3.2	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.2 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

3.3	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB, File No. 0-15070 (filed April 2, 2001)

3.4	Bylaws of Company	Exhibit 3.2 to Registration Statement No. 33-9370 (filed October 8, 1986)

3.5	Amendment No. 1 to Bylaws of Company adopted August 11, 1989	Exhibit 4.7 to Registration Statement No. 33-34551, Amendment No. 3 (filed June 21, 1990)

3.6	Amendment No. 2 to Bylaws of Company adopted June 18, 1990	Exhibit 4.8 to Registration Statement No. 33-34551, Amendment No. 3 (filed June 21, 1990)

3.7	Amendment No. 3 to Bylaws of Company adopted November 30, 1990	Exhibit 3.6 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

4.1	Form of Stock Certificate	Exhibit 4.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

4.2	Rights Agreement, dated as of April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 1 to the Company’s Current Report on Form 8-K, File No. 0-15070 (filed May 2, 1994)

4.3	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Filed herewith

4.4	Warrant Agreement, dated March 12, 1997	Exhibit 4.3 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

4.5	Warrant Agreement, dated January 23, 2004	Exhibit 4.4 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

4.6	Form of Warrant Agreement	Exhibit 4.1 to the Company’s Current Report on form 8-K (filed on January 6, 2005)

4.7	Warrant Agreement, dated December 31, 2004	Exhibit 4.2 to the Company’s Current Report on form 8-K (filed on January 6, 2005)

10.1	Patent License Agreement – Exclusive, between the U.S. Public Health Service and the Company	Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB, File No. 0-15070 (filed April 2, 2001)(2)

10.2	Amended and Restated 2000 Stock Option and Incentive Plan*	Filed as Exhibit A to the Company’s definitive proxy materials, File No. 0-15070 (filed May 28, 2004)

10.3	Unit Purchase Agreement dated March 12, 1997	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.4	Registration Rights Agreement, dated March 12, 1997	Exhibit 10.26 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.5	Lease Agreement dated April 5, 2002 between the Company and HQ Global Workplaces, Inc.	Exhibit 10.7 to RegeneRx’ Annual Report on Form 10-KSB, File No. 0-15070 (filed March 31, 2003)

10.6	Employment Agreement*	Exhibit 10.8 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.7	Employment Agreement*	Exhibit 10.9 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.8	License Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)(3)

10.9	Securities Purchase Agreement	Exhibit 10.11 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.10	Master Services Agreement	Exhibit 10.12 to the Company’s Registration Statement on Form SB-2, Amendment No. 1, File No. 333-113417 (filed April 23, 2004)

10.11	Form of Purchase Agreement	Exhibit 99.1 to the Company’s Current Report on form 8-K (filed on January 6, 2005)

14	Code of Ethics	Exhibit 14 to the Company’s Annual Report on Form 10-KSB, File No. O-15070 (filed March 30, 2004)

23	Consent of Reznick Group, P.C.	Filed herewith

24	Power of Attorney	Included as part of signature page

31.1 & 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1 & 32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	Filed herewith

*	Management contract or compensatory plan or arrangement.
(1)	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.
(2)	Portions of this document have been omitted pursuant to a previously granted confidential treatment application.
(3)	Portions of this document have been omitted pursuant to a request for confidential treatment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to RegeneRx’s independent auditors, Reznick Group, P.C. for the last two fiscal years ended December 31 were as follows:

	2005	2004
Audit Fees:	$15,000	$20,475
Audit-Related Fees:(1)	$24,536	$13,646
Tax Fees:(2)	$3,500	$3,000
All Other Fees:(3)	$0	$0

(1)	Review of quarterly Forms 10-QSB and year end Annual Report on Form 10-KSB and SB-2.
(2)	Tax preparation service.
(3)	Service, other than audit fees, audit related fees or tax services.

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

REGENERX BIOPHARMACEUTICALS, INC.
(Registrant)

March 31, 2006	By:	/s/ J.J.Finkelstein
J.J. Finkelstein
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. In addition, each of the following persons hereby grants Power of Attorney to J.J. Finkelstein to sign on each of their behalf for the purposes of filing any further amendments to this report:

Signature	Title	Date
/s/ Allan L. Goldstein Allan L. Goldstein	Chairman of the Board, Chief Scientific Advisor, and Director	March 31, 2006

/s/ J.J. Finkelstein J.J. Finkelstein	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 31, 2006

/s/ C. Neil Lyons C. Neil Lyons	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2006

/s/ Richard J. Hindin Richard J. Hindin	Secretary and Director	March 31, 2006

/s/ Joseph C. McNay Joseph C. McNay	Director	March 31, 2006

/s/ Albert Rosenfeld Albert Rosenfeld	Director	March 31, 2006

/s/ Mauro Bove Mauro Bove	Director	March 31, 2006

/s/ L. Thompson Bowles L. Thompson Bowles	Director	March 31, 2006