Form 10-Q
period 2006-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2006-05-15
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

Commission file number 0-15070

REGENERX BIOPHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1253406
(State of Incorporation)	(IRS Employer I.D. Number)

3 Bethesda Metro Center

Suite 630

Bethesda, Maryland 20814

(Address of principal executive offices)

Issuer’s telephone number, including area code: (301) 280-1992

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

40,246,765 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $.001 per share, were outstanding as of April 30, 2006.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,811,056	$4,896,143
Short-term investments	3,492,294	2,679,693
Due from related party	3,092	4,592
Other current assets	76,313	72,894

Total current assets	13,382,755	7,653,322
Fixed assets, net of accumulated depreciation of $26,921 and $22,918	62,553	54,234
Other assets	11,385	17,078

Total assets	$13,456,693	$7,724,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$230,865	$187,666
Accrued expenses	506,021	526,461

Total current liabilities	736,886	714,127

Commitments	—	—

Stockholders’ equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	—	—
Common stock, par value $.001 per share, 100,000,000 shares authorized; 40,246,765 and 37,629,024 issued and outstanding	40,247	37,629
Additional paid-in capital	61,966,209	54,936,362
Accumulated other comprehensive loss	(1,306)	(3,044)
Accumulated deficit	(49,285,343)	(47,960,440)

Total stockholders’ equity	12,719,807	7,010,507

Total liabilities and stockholders’ equity	$13,456,693	$7,724,634

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31,
	2006	2005
Revenues	$—	$—

Expenses:
Research and development	961,077	476,226
General and administrative	460,814	448,797

Total expenses	1,421,891	925,023

Operating loss	(1,421,891)	(925,023)

Interest income	96,988	26,660

Net loss	$(1,324,903)	$(898,363)

Basic and diluted net loss per common share	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	38,108,400	35,919,222

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,324,903)	$(898,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,003	2,589
Compensation expense for stock options	186,622	14,550
Changes in operating assets and liabilities:
Other current assets	(3,419)	(48,463)
Due from related party	1,500	737
Other assets	5,693	(17,078)
Accounts payable	43,199	(230,546)
Accrued expenses	(20,440)	124,725

Net cash used in operating activities	(1,107,745)	(1,051,849)

Cash flows from investing activities:
Purchase of short-term investments	(2,593,023)	—
Maturities of short-term investments	1,782,160	—
Purchase of fixed assets	(12,322)	(59,412)
Increase in patent costs	—	(83,028)

Net cash used in investing activities	(823,185)	(142,440)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,283,398	4,616,500
Proceeds from exercise of warrants	24,684	2,500
Offering costs	(462,239)	(75,893)

Net cash provided by financing activities	6,845,843	4,543,107

Net increase in cash and cash equivalents	4,914,913	3,348,818

Cash and cash equivalents:
Beginning of period	4,896,143	2,874,260

End of period	$9,811,056	$6,223,078

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

For the three-months ended March 31, 2006 and 2005 (Unaudited)

A. ORGANIZATION & BASIS OF PRESENTATION

RegeneRx Biopharmaceuticals, Inc. (the “Company”, “We”, “Us”, “Our”), is focused on the discovery and development of novel molecules to accelerate tissue and organ repair. Currently, the Company is developing Thymosin beta 4 (“Tß4”), in part, under an exclusive world-wide license from the National Institutes of Health. Preliminary research suggests that Tß4 may prove efficacious for multiple indications, therefore the Company is developing Tß4 as a therapeutic platform. The Company holds over fifty world-wide patents and patent applications related to dermal, ocular, and internal wounds and tissue repair, cardiac and neurological injuries, and septic shock. RegeneRx is currently sponsoring three Phase II dermal wound healing clinical trials and has additionally targeted cardiac and ophthalmic trials in 2006 as part of its ongoing clinical development program.

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Similarly, this entire report should be read in conjunction with our Annual Report on Form 10-KSB for a broader understanding of our business and inherent risks.

The accompanying December 31, 2005 financial information was derived from audited financial statements. Operating results for the three-month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other future period.

B. NET LOSS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding during the three-month periods ended March 31, 2006 and 2005. During these periods, certain securities were not included in the calculation as their effect would be anti-dilutive. Securities that could potentially dilute basic net loss per share in the future, and that were not included in the calculation of diluted net loss per share, are as follows:

	March 31,
	2006	2005
Outstanding stock options	2,620,000	1,565,000
Warrants	2,428,208	1,588,315

Total potential common shares excluded from diluted net loss per share computation	5,048,208	3,153,315

C. STOCK BASED COMPENSATION

On January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (or “FAS 123R”), which supersedes our previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (or “APB 25”). FAS 123R requires the recognition of compensation expense, using a fair-value based method, for cost related to all share-based payments including stock options. FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Statements of Operations. We adopted FAS 123R using the modified prospective transition method, which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the impact of FAS 123R.

Prior to the adoption of FAS 123R, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB 25 as allowed under FAS No. 123, “Accounting for Stock-Based Compensation” (or “FAS 123”). Under the intrinsic value method, no employee stock-based compensation expense had been recognized in our Statement of Operations for any period prior to our adoption of FAS 123R on January 1, 2006, as the exercise price of the stock options granted to employees equaled the fair market value of the underlying stock at the date of grant.

Total compensation expense related to stock options was $186,622 and $14,550 for the three months ended March 31, 2006 and 2005, respectively, of which $77,038 and $14,550, respectively, related to options awarded to non-employees. As of March 31, 2006, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation approximated, $1,644,578 and $975,037 respectively.

Pro Forma Information for Period Prior to Adoption of FAS 123R

The following pro forma net loss and net loss per share were determined as if we had accounted for employee stock-based compensation for our employee stock plans under the fair value method prescribed by FAS 123.

Three months ended March 31, 2005
Pro forma net loss:
As reported	$(898,363)
Total employee non-cash stock compensation expense determined under fair value based method for all awards	(1,059)

Pro forma net loss:	$(899,422)

Net loss per common share:
Basic and diluted - as reported	$(0.03)
Basic and diluted - pro forma	$(0.03)

Valuation assumptions

The fair value for each option granted was estimated as the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends. The risk free rate of return was established for each award, based on the date of grant and the expected life of the award. Since our historical data is limited, the expected life was determined in accordance with SAB 107 guidance for “plain vanilla” options. The volatility was determined, based on the historical, closing price of the Company’s publicly-traded stock, as measured for a time period consistent with the expected life of the option. Approximate values of these assumptions follow:

	2006	2005
Dividend yield	0.0%	0.0%
Risk free rate of return	4.3 -4.6%	4.3%
Expected life in years	6.0 -6.5	6.0 -6.8
Volatility	100 -140%	400 -450%

Stock Option Activity

The following is a summary of option activity for the first quarter of 2006:

		Options outstanding
	Shares available for grant	Number of shares	Weighted average exercise price
December 31, 2005	695,000	2,470,000	$1.54
Grants	(150,000)	150,000	3.10
Exercises	—	—	—
Cancellations	—	—	—

March 31, 2006	545,000	2,620,000	$1.63

There were no options exercised during the first quarters of 2006 and 2005. The estimated fair value of shares vested during the first quarters of 2006 and 2005 was $24,875 and $97,810, respectively. No options were granted during the first quarter of 2005 and the weighted average estimated fair value of stock options granted during the first quarter of 2006 was $2.63, based on the assumptions in the Black-Scholes valuation model discussed above.

The following table summarizes outstanding and exercisable options at March 31, 2006:

	Outstanding options			Exerciseable options
Range of exercise prices	Number of shares outstanding	Weighted- average remaining contractual life (in years)	Weighted- average exercise price	Number of shares outstanding	Weighted- average remaining contractual life (in years)	Weighted- average exercise price
$0.28 - $0.86	1,290,000	5.9	$0.38	1,191,250	5.4	$0.35
$1.07 - $1.54	255,000	8.1	$1.46	115,000	3.6	$1.44
$3.00 - $3.21	1,075,000	9.1	$3.17	0	0.0	—

	2,620,000			1,306,250

Intrinsic value of in-the-money options, using the March 31, 2006 closing price of $3.05	$3,849,700			$3,407,637

D. OTHER COMPREHENSIVE INCOME

Our other comprehensive income or loss is comprised solely of unrealized gains and losses on our portfolio of available-for-sale, marketable securities. Annually, we present other comprehensive income or loss in our Statement of Stockholders Equity, and in a footnote during interim periods. For the three month period ended March 31, 2006 we recognized an unrealized gain of $1,738, which reduced our accumulated other comprehensive loss from $3,044 at December 31, 2005 to $1,306 at March 31, 2006. We did not recognize other comprehensive income or loss in the corresponding interim period in 2005, as we did not maintain an available-for-sale portfolio of marketable securities at that time.

E. EQUITY TRANSACTIONS

Sale of Common Stock and Issuance of Warrants

On March 16, 2006 we sold 2,591,952 shares of common stock for $7,283,398 ($2.81 per share). Included in the sale were warrants to purchase an additional 907,182 shares of common stock at $4.06 per share. These warrants are exercisable from September 16, 2006 to March 16, 2011.

Exercise of Warrants

During the three months ended March 31, 2006, we received $24,683 for the exercise of warrants associated with 25,789 shares of our common stock.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements concerning matters that involve risks and uncertainties. Statements made in this Item that are not purely historical, including statements about us, our respective clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. Words such as “believes,” “likely,” “may,” and “plans” are intended to identify forward–looking statements, although not all forward-looking statements contain these words. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships, our history of operating losses and the risks set forth under Part II, Item 1A., “Risk Factors.” We do not undertake any obligation to update forward-looking statements. The following should be read in conjunction with our financial statements included in Item 1, and the financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and in other documents filed by us from time to time with the Securities and Exchange Commission.

Overview

RegeneRx is a biopharmaceutical company focused on the discovery and development of novel molecules to accelerate tissue and organ repair. Currently, we are developing Thymosin beta 4 (“Tß4”), in part, under an exclusive world-wide license from the National Institutes of Health. Preliminary research suggests that Tß4 may prove efficacious for multiple indications, therefore we are developing Tß4 as a therapeutic platform. We hold over fifty world-wide patents and patent applications related to dermal, ocular, and internal wounds and tissue repair, cardiac and neurological injuries, and septic shock. We are currently sponsoring, in parallel, three Phase II dermal wound healing clinical trials that we believe will be completed by the first quarter of 2007. Under our IND, Sigma-Tau will administer one of these Phase II clinical trials in the EU and will assume all associated costs. Additionally, we have commenced pre clinical studies targeted at cardiac and ophthalmic indications and expect to submit INDs to the U. S. Food and Drug Administration (“FDA”) for the initiation of clinical trials for these indications during 2006.

We have incurred significant losses since our inception. As of March 31, 2006, our accumulated deficit was $49.3 million. We have incurred net losses due to expenditures for research and development, clinical trials, contract manufacturing, and general and administrative services in support of our operations. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, and expand our operations to support the commercialization or out-licensing of our drug candidates.

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

In July 2005, the first European patent related to Tß4 wound healing technology, licensed from the National Institutes of Health in Bethesda, Maryland, was granted to the Company. The original patent application, filed in 1999, claims numerous compositions, uses and processes related to Tß4. The grant of the European Patent is being opposed by a third party in a proceeding at the European Patent Office, and we cannot guarantee that any or all of the granted claims will prevail. Similar patent applications have been submitted in other territories throughout the world, including the U.S. and Asia. We have independently filed over fifty additional world-wide patent applications related to the technology platform.

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

Critical Accounting Policies

Share-based payment – Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted to employees after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with Statement No. 123R. Under the fair value recognition provisions of Statement No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to Statement No. 123R adoption, we accounted for share-based payments to employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Since our historical data is limited, the expected life was determined in accordance with SAB 107 guidance for “plain vanilla” options. Since our historical trading volume is relatively low, we estimated the expected volatility based on monthly closing prices for a period consistent with the expected life of the option. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note C to the Financial Statements for a further discussion on stock-based compensation.

Clinical trial costs – We accrue estimated costs for clinical studies conducted by contract research organizations and participating hospitals. These costs are a significant component of research and development expenses. We accrue costs for clinical studies performed by contract research organizations based on estimates of work performed under the contracts. Costs of setting up hospital sites for participation in trials are accrued immediately. Hospital costs related to patient enrollment are accrued as patients are entered in the trial.

Results of operations for the three months ended March 31, 2006 and 2005

Research and development expenses

Research and development expenses were $0.96 million for the three months ended March 31, 2006, compared to $0.48 million for the corresponding period in 2005. The increase was due to our commencement of three Phase II clinical trials, compared to more limited activities that were associated with Phase I trials in the first quarter of 2005. Additionally, we are currently developing new drug formulations for use in our cardiac and ophthalmic research, as well as conducting pre-clinical trails in these areas, none of which had commenced in the first quarter of 2005. Research and development is comprised of all internal and external costs to progress our clinical programs, including: Drug manufacture, formulation, and stability; trial sites; and, other outside services such as clinical program management.

General and administrative expenses

General and administrative expenses were $0.46 million for the three months ended March 31, 2006, compared to $0.45 million for the corresponding period in 2005. While general and administrative costs remained flat, we hired a CFO, obtained permanent office space to accommodate our expanding operating staff, and increased non-cash stock compensation expense due to the provisions of FAS 123R discussed in Note C to the Financial Statements. These increased costs were offset by reduced dependence on other outside professionals. General and Administrative expenses are comprised of the direct and indirect expenses of our Board and executive management team, office facilities, attorneys, outsourced accountants and our registered independent public accounting firm.

Interest income

Interest income was $0.10 million for the three months ended March 31, 2006, compared to $0.03 million for the corresponding period in 2005. The increase in interest income was due to (1) an increase in the average amount invested, which resulted from new equity financings, (2) the implementation of an actively-managed investment strategy, and (3) the overall market improvement in investment returns.

Liquidity and capital resources

Sources of liquidity

Since inception we have financed our operations through the sale of equity securities. At March 31, 2006 we had $13.30 million in cash, cash equivalents and short-term investments.

Cash used in operating activities for the three months ended March 31, 2006 was $1.11 million compared with $1.05 million in 2005. While the actual costs incurred for the three months ended March 31, 2006 increased by $0.50 million as compared to the corresponding period in 2005, this increase is not evident in actual cash outlays, due to variations in vendor billing practices between the periods.

Cash used in investing activities for the three months ended March 31, 2006 was $0.82 million compared with $0.14 million in 2005. These differences are threefold. First, in 2005 approximately $0.06 million was expended to furnish our new offices compared to just $0.01 million in 2006. Second, $0.08 million in patent costs were capitalized in 2005 compared to $0 in 2006. Due to the early stage of our technology, all costs associated with our patents are expensed, unless the estimated recoverability of these costs is sufficiently probable in the near term. Finally, in 2006 we operated an actively managed investment portfolio, which was not operational in the first quarter of 2005. Co-incident with our new equity investment in March of 2006 we invested a net $0.81 million in securities with maturities greater than 90 days from the date of purchase, or qualifying short-term investments.

Cash provided by financing activities for the three months ended March 31, 2006 increased to $6.85 million from $4.54 million in 2005, due to the increased size of equity financings concluded in the respective periods. These financings are more thoroughly discussed in Note D to the financial statements contained herein, and in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Contractual obligations

Our contractual obligations as of March 31, 2006 consist of an office facility lease and obligations to purchase Tß4, as follows:

	Payments due by period:
	Total	Under 1 year	1-3 years
Operating lease	$125,235	$70,884	$54,351
Purchase obligations	1,568,000	1,568,000	—

	$1,693,235	$1,638,884	$54,351

We also have $2,668,000 in other contractual obligations due within one year and related to our research and development efforts. These obligations, however, are contingent on future events, e.g. the rate of patient accrual in our clinical trials. This amount represents the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements other than those that are discussed above.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities and mortgage and asset-backed securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2006, cash, cash equivalents and short-term investments were $13.3 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2006, the decline in fair value would not be material.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, based on an evaluation of the our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) both of the chief executive and chief financial officers of the Company have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no significant changes in our internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of our internal controls, including any corrective actions with regard to any significant deficiencies or material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Reference*
3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

3.2	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.2 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

3.3	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.3 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)

3.4	Bylaws of Company	Exhibit 3.2 to Registration Statement No. 33-9370 (filed October 8, 1986)

3.5	Amendment No. 1 to Bylaws of Company adopted August 11, 1989	Exhibit 4.7 to Registration Statement No. 33-34551, Amendment No. 3 (filed June 21, 1990)

3.6	Amendment No. 2 to Bylaws of Company adopted June 18, 1990	Exhibit 4.8 to Registration Statement No. 33-34551, Amendment No. 3 (filed June 21, 1990)

3.7	Amendment No. 3 to Bylaws of Company adopted November 30, 1990	Exhibit 3.6 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

4.1	Form of Stock Certificate	Exhibit 4.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

4.2	Rights Agreement, dated as of April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 1 to the Company’s Current Report on Form 8-K, File No. 0-15070 (filed May 2, 1994)

4.3	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to the Company’s Annual Report on Form 10-KSB, File No. 1-15070 (filed March 31, 2006)

4.4	Warrant Agreement, dated March 12, 1997	Exhibit 4.3 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

4.5	Warrant Agreement, dated January 23, 2004	Exhibit 4 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

4.6	Form of Warrant Agreement	Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on January 6, 2005)

4.7	Warrant Agreement, dated December 31, 2004	Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on January 6, 2005)

4.8	Form of Warrant	Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed March 7, 2006)

10.1	Patent License Agreement – Exclusive, between the U.S. Public Health Service and the Company	Exhibit 10.1 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)**

10.2	Amended and Restated Directors Stock Option Plan	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 26, 1993)

10.3	Amended and Restated 2000 Stock Option and Incentive Plan	Filed as Exhibit A to the Company’s definitive proxy materials, File No. 0-15070 (filed May 20, 2002)

10.4	Unit Purchase Agreement dated March 12, 1997	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.5	Registration Rights Agreement, dated March 12, 1997	Exhibit 10.26 to the Company’s Annual Report of Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.6	Lease Agreement dated April 5, 2002 between the Company and HQ Global Workplaces, Inc.	Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB, File No. 0-15070 (filed March 31, 2003)

10.7	Employment Agreement	Exhibit 10.8 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.8	Employment Agreement	Exhibit 10.9 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.9	License Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004) **

10.10	Securities Purchase Agreement	Exhibit 10.11 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.11	Master Services Agreement	Exhibit 10.12 to the Company’s Registration Statement on Form SB-2, Amendment No. 1, File No. 333-113417 (filed April 23, 2004)

10.12	Form of Purchase Agreement	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed on January 6, 2005)

10.13	Form of Securities Purchase Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on March 7, 2006)

31.1 & 31.2	Certifications dated May 15, 2006	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 & 32.2	Certifications dated May 15, 2006	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.
**	Portions of this document have been omitted pursuant to a request for confidential treatment

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.

(Registrant)

Date: May 15, 2006	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer

/s/ C. Neil Lyons
C. Neil Lyons
Chief Financial Officer