Form 10-Q
period 2006-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2006-08-14
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

40,319,134 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $.001 per share, were outstanding as of June 30, 2006.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,229,426	$4,896,143
Short-term investments	5,004,615	2,679,693
Due from related party	1,092	4,592
Other current assets	107,151	72,894

Total current assets	11,342,284	7,653,322
Fixed assets, net of accumulated depreciation of $31,569 and $22,918	62,859	54,234
Other assets	11,749	17,078

Total assets	$11,416,892	$7,724,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$298,347	$187,666
Accrued expenses	1,523,519	526,461

Total current liabilities	1,821,866	714,127

Commitments	—	—

Stockholders’ equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	—	—
Common stock, par value $.001 per share, 100,000,000 shares authorized; 40,319,134 and 37,629,024 issued and outstanding	40,319	37,629
Additional paid-in capital	62,277,588	54,936,362
Accumulated other comprehensive loss	(381)	(3,044)
Accumulated deficit	(52,722,500)	(47,960,440)

Total stockholders’ equity	9,595,026	7,010,507

Total liabilities and stockholders’ equity	$11,416,892	$7,724,634

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statement of Operations

(Unaudited)

	Three months ended June 30,		Six-months ended June 30,
	2006	2005	2006	2005
Revenues	$—	$—	$—	$—
Expenses:
Research and development	3,102,328	575,289	4,063,405	1,051,515
General and administrative	489,227	437,348	950,041	886,145

Total expenses	3,591,555	1,012,637	5,013,446	1,937,660

Operating loss	(3,591,555)	(1,012,637)	(5,013,446)	(1,937,660)

Interest income	154,398	29,227	251,386	55,887

Net loss	$(3,437,157)	$(983,410)	$(4,762,060)	$(1,881,773)

Basic and diluted net loss per common share	$(0.09)	$(0.03)	$(0.12)	$(0.05)

Weighted average number of common shares outstanding	40,267,948	36,189,141	39,194,140	36,054,927

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Six-months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,762,060)	$(1,881,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,651	6,489
Compensation expense for stock options	389,520	90,511
Changes in operating assets and liabilities:
Other current assets	(34,257)	(36,325)
Due from related party	3,500	3,393
Other assets	5,329	(17,078)
Accounts payable	110,681	(250,854)
Accrued expenses	997,058	(8,307)

Net cash used in operating activities	(3,281,578)	(2,093,944)

Cash flows from investing actvities:
Purchase of short-term investments	(5,580,424)	—
Maturities of short-term investments	3,258,165	—
Purchase of fixed assets	(17,276)	(61,908)
Increase in patent costs	—	(137,391)

Net cash used in investing activities	(2,339,535)	(199,299)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,283,398	4,616,500
Preceeds from exercise of warrants	133,237	4,500
Proceeds from exercise of options	—	6,650
Offering costs	(462,239)	(75,893)

Net cash provided by financing activities	6,954,396	4,551,757

Net increase in cash and cash equivalents	1,333,283	2,258,514

Cash and cash equivalents:
Beginning of period	4,896,143	2,874,260

End of period	$6,229,426	$5,132,774

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

For the six-months ended June 30, 2006 and 2005 (Unaudited)

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

The accompanying December 31, 2005 financial information was derived from audited financial statements. Operating results for the six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other future period.

B. NET LOSS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding during the three and six months periods ended June 30, 2006 and June 30, 2005. During these periods, certain securities were not included in the calculation as their effect would be anti-dilutive. Securities that could potentially dilute basic net loss per share in the future, and that were not included in the calculation of diluted net loss per share, are as follows:

	June 30,
	2006	2005
Outstanding stock options	2,655,000	2,470,000
Warrants	2,355,839	1,566,815

Total potential common shares excluded from diluted net loss per share computation	5,010,839	4,036,815

C. STOCK BASED COMPENSATION

On January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (or “FAS 123R”), which supersedes our previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (or “APB 25”). FAS 123R requires the recognition of compensation expense, using a fair-value based method, for cost related to all share-based payments including stock options. FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Statements of Operations. We adopted FAS 123R using the modified prospective transition method, which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect the impact of FAS 123R.

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

A summary of compensation expense related to stock options follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Employees	$115,277	$—	$224,861	$—
Non-employees	87,621	75,961	164,659	90,511

Total compensation expense	$202,898	$75,961	$389,520	$90,511

Research and development	$74,826	$13,602	$143,959	$19,953
General and administrative	128,072	62,359	245,561	70,558

Total compensation expense	$202,898	$75,961	$389,520	$90,511

Pro Forma Information for Period Prior to Adoption of FAS 123R

The following pro forma net loss and net loss per share were determined as if we had accounted for employee stock-based compensation for our employee stock plans under the fair value method prescribed by FAS 123.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Pro forma net loss:
As reported	$(983,410)	$(1,881,773)
Total employee non-cash stock compensation expense determined under fair value based method for all awards	(107,790)	(108,849)

Pro forma net loss:	$(1,091,200)	$(1,990,622)

Net loss per common share:
Basic and diluted - as reported	$(0.03)	$(0.05)
Basic and diluted - pro forma	$(0.03)	$(0.06)

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

	2006	2005
Dividend yield	0.0%	0.0%
Risk free rate of return	4.3 - 5.0%	4.3%
Expected life in years	6.0 -6.5	6.0 -6.8
Volatility	100 - 333%	400 - 450%

Stock Option Activity

The following is a summary of option activity for the six months ended June 30, 2006:

		Options outstanding
	Shares available for grant	Number of shares	Weighted average exercise price
December 31, 2005	695,000	2,470,000	$1.54
Grants	(185,000)	185,000	3.01
Exercises	—	—	—
Cancellations	—	—	—

June 30, 2006	510,000	2,655,000	$1.64

Weighted average estimated fair value of options granted, based on the assumptions in the Black-Scholes valuation model			$2.54

Estimated fair value of shares vested, based on the fair value assigned to the shares at the time of grant			$728,828

The following table summarizes outstanding and exercisable options at June 30, 2006:

	Outstanding options			Exerciseable options
Range of exercise prices	Number of shares outstanding	Weighted- average remaining contractual life (in years)	Weighted- average exercise price	Number of shares outstanding	Weighted- average remaining contractual life (in years)	Weighted- average exercise price
$0.28 - $0.86	1,290,000	5.7	$0.38	1,196,250	5.6	$0.35
$1.07 - $1.54	255,000	7.9	$1.46	164,866	7.8	$1.44
$2.59 - $3.21	1,110,000	8.9	$3.15	191,400	8.8	$3.19

	2,655,000			1,552,516

Intrinsic value of in-the-money options, using the June 30, 2006 closing price of $2.75	$3,388,850			$3,092,250

D. OTHER COMPREHENSIVE INCOME

Our other comprehensive income or loss is comprised solely of unrealized gains and losses on our portfolio of available-for-sale, marketable securities. Annually, we present other comprehensive income or loss in our Statement of Stockholders Equity, and in a footnote during interim periods. For the six months period ended June 30, 2006 we recognized an unrealized gain of $2,663, which reduced our accumulated other comprehensive loss from $3,044 at December 31, 2005 to $381 at June 30, 2006. We did not recognize other comprehensive income or loss in the corresponding interim period in 2005, as we did not maintain an available-for-sale portfolio of marketable securities at that time.

E. EQUITY TRANSACTIONS

Sale of Common Stock and Issuance of Warrants

On March 16, 2006 we sold 2,591,952 shares of common stock for $7,283,398 ($2.81 per share). Included in the sale were warrants to purchase an additional 907,182 shares of common stock at $4.06 per share. These warrants are exercisable from September 16, 2006 to March 16, 2011.

Exercise of Warrants

The following table summarizes outstanding and exercisable warrants at June 30, 2006:

		Warrants outstanding
	Number of shares	Exercise price range	Weighted average exercise price
December 31, 2005	1,546,815	$0.10 - $4.06	$1.80
Grants	907,182	4.06	4.06
Exercises	98,158	0.10 - 1.50	1.36
Cancellations	—	—	—

June 30, 2006	2,355,839	$0.10 - $4.06	$2.69

Subsequent to June 30, 2006 and prior to their expiration on July 23, 2006, we received $641,013 for 427,342 warrants and 48,685 warrants were cancelled, leaving 1,879,812 warrants outstanding, having a weighted average exercise price of $2.99.

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

Overview

RegeneRx is a biopharmaceutical company focused on the discovery and development of novel molecules to accelerate tissue and organ repair. Currently, we are developing Thymosin beta 4 (“Tß4”), in part, under an exclusive world-wide license from the National Institutes of Health. Preliminary research suggests that Tß4 may prove efficacious for multiple indications. We are, therefore, developing Tß4 as a therapeutic platform. We hold over fifty world-wide patents and patent applications related to dermal, ocular, and internal wounds and tissue repair, cardiac and neurological injuries, and septic shock. We are currently sponsoring, in parallel, three Phase II dermal wound healing clinical trials that we believe will be completed by the first quarter of 2007, depending on patient accrual rates. Under our IND, Sigma-Tau is conducting one of these Phase II clinical trials in the EU and will assume all associated costs. Additionally, we have commenced pre-clinical studies targeted at cardiac and ophthalmic indications and expect to submit INDs to the U. S. Food and Drug Administration (“FDA”) for the initiation of clinical trials for these indications during 2006.

We have incurred significant losses since our inception. As of June 30, 2006 our accumulated deficit was $52.7 million. We have incurred net losses due to expenditures for research and development, clinical trials, contract manufacturing, and general and administrative services in support of our operations. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, and expand our operations to support the commercialization or out-licensing of our drug candidates.

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

In July 2005, the first European patent related to Tß4 wound healing technology, licensed from the National Institutes of Health in Bethesda, Maryland, was granted to the Company. The original patent application, filed in 1999, claims numerous compositions, uses and processes related to Tß4. The grant of the European Patent is being opposed by a third party in a proceeding at the European Patent Office, and we cannot guarantee that any or all of the granted claims will prevail. Other such patents have been allowed or issued in China, Hong Kong, Australia and Mexico. Similar patent applications have been submitted in other territories throughout the world, including the U.S. and Asia. We have independently filed over fifty additional world-wide patent applications related to the technology platform.

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

Critical Accounting Policies

Share-based payment – Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, using the modified prospective transition method, and therefore have not restated results for prior periods. Under this method we recognize compensation expense for all share-based payments granted to employees after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with Statement No. 123R. Under the fair value recognition provisions of Statement No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to Statement No. 123R adoption, we accounted for share-based payments to employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

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

Results of operations for the three and six months ended June 30, 2006 and 2005

Research and development expenses

Research and development expenses were $3.10 million for the three months ended June 30, 2006, compared to $0.58 million for the corresponding period in 2005. $1.54 million of the $2.52 million increase was due to our purchase of a significant amount of Tß4, which we purchase in bulk periodically. This particular purchase was to satisfy the drug formulation needs of our expanded clinical development program into ophthalmic and cardiac indications, and for other research use. The remaining increase of approximately $1.0 million is related to the commencement of our three Phase II clinical trials, compared to more limited activities that were associated with Phase I trials and Phase II preparatory work in the second quarter of 2005. Additionally, our clinical development efforts in the cardiac and ophthalmic areas require expanded drug formulation development and pre-clinical trials, none of which had commenced in the second quarter of 2005. Research and development is comprised of all internal and external costs to support our clinical programs, including: drug manufacture, formulation, and stability; fees to clinical trial sites; and, other outside services such as clinical program management.

For the six months ended June 30, 2006, our research and development expenses were $4.06 million compared to $1.05 million for the corresponding period in 2005. Half of the $3.01 million increase related to the Tß4 purchase mentioned previously, with the remaining increase related to the expanded clinical development efforts also previously mentioned.

General and administrative expenses

General and administrative expenses increased by $0.05 million (12%) to $0.49 million for the three months ended June 30, 2006, compared to $0.44 million for the corresponding period in 2005. While the underlying general and administrative costs remained flat, this increase is solely attributable to the additional expenses of SFAS 123R which increased by $0.06 million in the second quarter of 2006 as compared to 2005. General and Administrative expenses are comprised of the direct and indirect expenses of our Board and executive management team, office facilities, attorneys, outsourced service providers such as accountants, attorneys, investor relations, information systems support, and our registered independent public accounting firm.

For the six months ended June 30, 2006, our general and administrative expenses increased by $0.06 million (7.21%) to $0.95 million compared to $0.89 million for the corresponding period in 2005. This relatively small increase is the net of increased non-cash stock compensation expenses of $0.17 million less $0.11 million in net cost savings incurred by bringing in-house general and administrative services that had previously been outsourced.

Interest income

Interest income was $0.15 million and $0.25 million for the three and six month periods ended June 30, 2006 respectively, compared to $0.03 million and $0.06 million for the respective corresponding periods in 2005. These increases in interest income are due to (1) increases in the average amounts invested, which have resulted from new equity financings, (2) the implementation of an actively-managed investment strategy, and (3) the overall market improvement in investment returns.

Liquidity and capital resources

Sources of liquidity

Since inception we have financed our operations through the sale of equity securities. At June 30, 2006 we had $11.23 million in cash, cash equivalents and short-term investments.

Cash used in operating activities for the six months ended June 30, 2006 increased by $1.19 million to $3.28 million as compared with $2.09 million in 2005. This increase falls short of the actual $2.88 million increase in the net loss since many of the expenses for the quarter have been accrued and will be paid for in the third quarter.

Cash used in investing activities for the six months ended June 30, 2006 was $2.34 million compared with $0.20 million in 2005. These differences are threefold. First, in 2005 approximately $0.06 million was expended to furnish our new offices compared to just $0.02 million in 2006. Second, $0.14 million in patent costs were capitalized in 2005 compared to $0 in 2006. Due to the early stage of our technology, all costs associated with our patents are expensed, unless the estimated recoverability of these costs is sufficiently probable in the near term. Finally, in 2006 we operated an actively managed investment portfolio, which was not operational in the first half of 2005. Co-incident with our new equity investment in March of 2006 and integral with our active investment management strategy, we invested a net $2.32 million in securities with maturities greater than 90 days from the date of purchase, or qualifying short-term investments.

Cash provided by financing activities for the six months ended June 30, 2006 was $6.95 million compared to $4.55 million in 2005. Each period has its own unique set of equity financing transactions that are more thoroughly discussed in Note E to the financial statements contained herein, and in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Although no assurance can be given, we believe that our current cash and investment balances will be sufficient to meet our operating needs into the second quarter of 2007. However, those activities will not be sufficient to bring our drug candidates to market and we therefore believe new capital resources will be required, in the coming months, to continue our independent development efforts. Accordingly, we may entertain the possibility of raising additional capital to preserve our liquidity, depending on a number of conditions, including conditions in the capital markets. We regularly consider the conditions of capital markets, dilution, stockholder value and tax consequences of each type of financing. Certain of the financing options available to us may have negative consequences to stockholders such as dilution. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a negative consequence in order to reduce or minimize a more significant negative consequence to stockholders.

Contractual obligations

Our contractual obligations as of June 30, 2006 consist of an office facility lease and obligations to purchase Tß4, as follows:

	Payments due by period:
	Total	Under 1 year	1 -3 years
Operating lease	$107,646	$71,412	$36,234
Purchase obligations	13,000	13,000	—

	$120,646	$84,412	$36,234

We also have $2,111,000 in other contractual obligations due within one year and related to our research and development efforts. These obligations, however, are contingent on future events, e.g. the rate of patient accrual in our clinical trials. This amount represents the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements other than those that are discussed above.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities and mortgage and asset-backed securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2006, cash, cash equivalents and short-term investments were $11.2 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2006, the decline in fair value would not be material.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) each of the chief executive and chief financial officers of the Company has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company’s annual meeting of stockholders was held on July 26, 2006.

(b) At the annual meeting of stockholders, all of the Company’s directors were elected at said meeting as follows:

J.J. Finkelstein	Votes For, 38,254,095	Votes Withheld, 121,620

Allan L. Goldstein	Votes For, 38,255,058	Votes Withheld, 120,657

Richard J. Hindin	Votes For, 38,249,168	Votes Withheld,126,547

Joseph C. McNay	Votes For, 38,334,328	Votes Withheld, 41,387

Mauro Bove	Votes For, 38,334,828	Votes Withheld, 40,887

Dr. L. Thompson Bowles	Votes For, 38,327,103	Votes Withheld, 48,612

As all of the directors of the Company were elected at the annual meeting of stockholders, there are no directors whose term of office as a director continued after the meeting.

(c) The following other matters were voted upon at the meeting, and the following number of affirmative votes and negative votes were cast with respect to each such matter:

The amendment of the Amended and Restated 2000 Stock Option and Incentive Plan increasing the number of shares available under the Plan from 3,200,000 to 4,200,000 was approved. This matter received 28,419,868 affirmative votes, 678,445 negative votes, 36,589 votes abstained and 9,240,813 non-votes.

The reappointment by the Company’s Board of Directors of the firm of Reznick Group, P.C. as independent certified public accountants to examine the financial statements and perform the annual audit of the Company for the year ending December 31, 2006 was ratified. This matter received 38,339,771 affirmative votes, 7,392 negative votes, 28,552 votes abstained and 0 non-votes.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Reference*
3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

3.2	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.2 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

3.3	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.3 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)

3.4	Amended and restated Bylaws of Company	Filed herewith

4.1	Form of Stock Certificate	Exhibit 4.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

4.2	Rights Agreement, dated as of April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 1 to the Company’s Current Report on Form 8-K, File No. 0-15070 (filed May 2, 1994)

4.3	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to the Company’s Annual Report on Form 10-KSB, File No. 1-15070 (filed March 31, 2006)

4.4	Warrant Agreement, dated March 12, 1997	Exhibit 4.3 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

4.5	Warrant Agreement, dated January 23, 2004	Exhibit 4 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

4.6	Form of Warrant Agreement	Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on January 6, 2005)

4.7	Warrant Agreement, dated December 31, 2004	Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on January 6, 2005)

4.8	Form of Warrant	Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed March 7, 2006)

10.1	Patent License Agreement – Exclusive, between the U.S. Public Health Service and the Company	Exhibit 10.1 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)**

10.2	Amended and Restated Directors Stock Option Plan	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 26, 1993)

10.3	Amended and Restated 2000 Stock Option and Incentive Plan	Filed herewith

10.4	Unit Purchase Agreement dated March 12, 1997	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.5	Registration Rights Agreement, dated March 12, 1997	Exhibit 10.26 to the Company’s Annual Report of Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.6	Lease Agreement dated April 5, 2002 between the Company and HQ Global Workplaces, Inc.	Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB, File No. 0-15070 (filed March 31, 2003)

10.7	Employment Agreement	Exhibit 10.8 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.8	Employment Agreement	Exhibit 10.9 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.9	License Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004) **

10.10	Securities Purchase Agreement	Exhibit 10.11 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.11	Master Services Agreement	Exhibit 10.12 to the Company’s Registration Statement on Form SB-2, Amendment No. 1, File No. 333-113417 (filed April 23, 2004)

10.12	Form of Purchase Agreement	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed on January 6, 2005)

10.13	Form of Securities Purchase Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on March 7, 2006)

31.1 & 31.2	Certifications dated August 14, 2006	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 & 32.2	Certifications dated August 14, 2006	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.
**	Portions of this document have been omitted pursuant to a request for confidential treatment

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: August 14, 2006	/s/ J.J. FINKELSTEIN
J.J. Finkelstein
President and Chief Executive Officer

/s/ C. NEIL LYONS
C. Neil Lyons
Chief Financial Officer