Form 10-Q
period 2006-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2006-11-13
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

40,746,476 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $.001 per share, were outstanding as of September 30, 2006.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2006

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,422,851	$4,896,143
Short-term investments	4,008,380	2,679,693
Due from related party	—	4,592
Other current assets	151,112	72,894

Total current assets	9,582,343	7,653,322
Fixed assets, net of accumulated depreciation of $36,299 and $22,918	58,129	54,234
Other assets	11,749	17,078

Total assets	$9,652,221	$7,724,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$61,806	$187,666
Accrued expenses	1,087,618	526,461

Total current liabilities	1,149,424	714,127

Commitments	—	—
Stockholders’ equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	—	—
Common stock, par value $.001 per share, 100,000,000 shares authorized; 40,746,476 and 37,629,024 issued and outstanding	40,746	37,629
Additional paid-in capital	63,120,124	54,936,362
Accumulated other comprehensive loss	—	(3,044)
Accumulated deficit	(54,658,073)	(47,960,440)

Total stockholders’ equity	8,502,797	7,010,507

Total liabilities and stockholders’ equity	$9,652,221	$7,724,634

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statement of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$—	$—	$—	$—
Expenses:
Research and development	1,569,323	1,138,891	5,632,728	2,190,406
General and administrative	506,858	316,559	1,456,899	1,202,704

Total expenses	2,076,181	1,455,450	7,089,627	3,393,110

Operating loss	(2,076,181)	(1,455,450)	(7,089,627)	(3,393,110)

Interest income	140,608	76,023	391,994	131,910

Net loss	$(1,935,573)	$(1,379,427)	$(6,697,633)	$(3,261,200)

Basic and diluted net loss per common share	$(0.05)	$(0.04)	$(0.17)	$(0.09)

Weighted average number of common shares outstanding	40,339,300	37,610,328	39,688,129	36,579,092

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Nine-months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(6,697,633)	$(3,261,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,381	11,906
Compensation expense for stock options	591,470	158,104
Changes in operating assets and liabilities:
Other current assets	(78,218)	(92,550)
Due from related party	4,592	6,766
Other assets	5,329	(17,078)
Accounts payable	(125,860)	(241,139)
Accrued expenses	561,157	249,557

Net cash used in operating activities	(5,725,782)	(3,185,634)

Cash flows from investing actvities:
Purchase of short-term investments	(5,580,424)	(6,344,791)
Maturities of short-term investments	4,254,781	1,600,000
Purchase of fixed assets	(17,276)	(62,936)
Increase in patent costs	—	(306,676)

Net cash used in investing activities	(1,342,919)	(5,114,403)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,283,398	9,616,499
Preceeds from exercise of warrants	774,250	6,500
Proceeds from exercise of options	—	6,650
Offering costs	(462,239)	(75,893)

Net cash provided by financing activities	7,595,409	9,553,756

Net increase in cash and cash equivalents	526,708	1,253,719

Cash and cash equivalents:
Beginning of period	4,896,143	2,874,260

End of period	$5,422,851	$4,127,979

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

For the nine-months ended September 30, 2006 and 2005 (Unaudited)

A.	ORGANIZATION & BASIS OF PRESENTATION

RegeneRx Biopharmaceuticals, Inc. (the “Company”, “We”, “Us”, “Our”, or “RegeneRx”), is focused on the discovery and development of novel molecules to accelerate tissue and organ repair. Currently, the Company is developing Thymosin beta 4 (“Tß4”), in part, under an exclusive world-wide license from the National Institutes of Health. Preliminary research suggests that Tß4 may prove efficacious for multiple indications, therefore, the Company is developing Tß4 as a therapeutic platform. The Company holds over fifty world-wide patents and patent applications related to dermal, ocular, and internal wounds and tissue repair, cardiac and neurological injuries, and septic shock. RegeneRx is currently sponsoring three Phase II dermal wound healing clinical trials and is pursuing FDA clearance to commence cardiac and ophthalmic human trials as part of its ongoing clinical development program.

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

The accompanying December 31, 2005 financial information was derived from audited financial statements. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other future period.

B.	NET LOSS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding during the three and nine month periods ended September 30, 2006 and September 30, 2005. During these periods, certain securities were not included in the calculation as their effect would be anti-dilutive. Securities that could potentially dilute basic net loss per share in the future, and that were not included in the calculation of diluted net loss per share, are as follows:

	September 30,
	2006	2005
Outstanding stock options	2,655,000	2,475,000
Warrants	1,879,812	1,546,815

Total potential common shares excluded from diluted net loss per share computation	4,534,812	4,021,815

C.	STOCK BASED COMPENSATION

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

A summary of compensation expense related to stock options follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Employees	$114,329	$—	$339,190	$—
Non-employees	87,621	67,593	252,280	158,104

Total compensation expense	$201,950	$67,593	$591,470	$158,104

Research and development	$73,878	$13,218	$217,837	$33,171
General and administrative	128,072	54,375	373,633	124,933

Total compensation expense	$201,950	$67,593	$591,470	$158,104

Pro Forma Information for Period Prior to Adoption of FAS 123R

The following pro forma net loss and net loss per share were determined as if we had accounted for employee stock-based compensation for our employee stock plans under the fair value method prescribed by FAS 123.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Pro forma net loss:
As reported	$(1,379,427)	$(3,261,200)
Total employee non-cash stock compensation expense determined under fair value based method for all awards	(107,790)	(216,639)

Pro forma net loss:	$(1,487,217)	$(3,477,839)

Net loss per common share:
Basic and diluted - as reported	$(0.04)	$(0.09)
Basic and diluted - pro forma	$(0.04)	$(0.10)

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

	2006	2005
Dividend yield	0.0%	0.0%
Risk free rate of return	4.3 - 5.0%	4.3%
Expected life in years	6.0 - 6.5	6.0 - 6.8
Volatility	100 - 333%	400 - 450%

Stock Option Activity

The following is a summary of option activity for the nine months ended September 30, 2006:

		Options outstanding
	Shares available for grant	Number of shares	Weighted average exercise price
December 31, 2005	695,000	2,470,000	$1.54
Grants	(185,000)	185,000	3.01
Exercises	—	—	—
Cancellations	—	—	—
Newly authorized	1,000,000	—	—

September 30, 2006	1,510,000	2,655,000	$1.64

Weighted average estimated fair value of options granted, based on the assumptions in the Black-Scholes valuation model			$2.54

Estimated fair value of shares vested, based on the fair value assigned to the shares at the time of grant			$744,147

The following table summarizes outstanding and exercisable options at September 30, 2006:

	Outstanding options			Exerciseable options
Range of exercise prices	Number of shares outstanding	Weighted- average remaining contractual life (in years)	Weighted- average exercise price	Number of shares outstanding	Weighted- average remaining contractual life (in years)	Weighted- average exercise price
$0.28 - $0.86	1,290,000	5.7	$0.38	1,196,250	5.6	$0.35
$1.07 - $1.54	255,000	7.9	$1.46	174,200	7.8	$1.44
$2.59 - $3.21	1,110,000	8.9	$3.15	190,833	8.8	$3.19

	2,655,000			1,561,283

Intrinsic value of in-the-money options, using the September 30, 2006 closing price of $1.86	$1,917,550			$1,884,164

D.	OTHER COMPREHENSIVE INCOME

Our other comprehensive income or loss is comprised solely of unrealized gains and losses on our portfolio of available-for-sale, marketable securities. Annually, we present other comprehensive income or loss in our Statement of Stockholders Equity, and in a footnote during interim periods. For the nine month period ended September 30, 2006 we recognized an unrealized gain of $3,044, which reduced our accumulated other comprehensive loss from $3,044 at December 31, 2005 to $0 at September 30, 2006. During the three and nine month periods ended September 30, 2005, we recognized $2,159 in other comprehensive income.

E.	EQUITY TRANSACTIONS

Sale of Common Stock and Issuance of Warrants

On March 16, 2006 we sold 2,591,952 shares of common stock for $7,283,398 ($2.81 per share). Included in the sale were warrants to purchase an additional 907,182 shares of common stock at $4.06 per share. These warrants are exercisable from September 16, 2006 to March 16, 2011.

Exercise of Warrants

The following table summarizes outstanding and exercisable warrants at September 30, 2006:

		Warrants outstanding
	Number of shares	Exercise price range	Weighted average exercise price
December 31, 2005	1,546,815	$0.10 - $4.06	$1.80
Grants	907,182	4.06	4.06
Exercises	(525,500)	0.10 - 1.50	1.47
Cancellations	(48,685)	1.50	1.50

September 30, 2006	1,879,812	$0.10 - $4.06	$2.99

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements concerning matters that involve risks and uncertainties. Statements made in this Item that are not purely historical, including statements about us, our respective clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended and Section 27A of the Securities Act of 1933, as amended. Words such as “believes,” “likely,” “may,” and “plans” are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships, our history of operating losses and the risks set forth under Part II, Item 1A., “Risk Factors.” We do not undertake any obligation to update forward-looking statements. The following should be read in conjunction with our financial statements included in Item 1, and the financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and in other documents filed by us from time to time with the Securities and Exchange Commission.

Overview

RegeneRx is a biopharmaceutical company focused on the discovery and development of novel molecules to accelerate tissue and organ repair. Currently, we are developing Thymosin beta 4 (“Tß4”), in part, under an exclusive world-wide license from the National Institutes of Health. Preliminary research suggests that Tß4 may prove efficacious for multiple indications. We are, therefore, developing Tß4 as a therapeutic platform. We hold over fifty world-wide patents and patent applications related to dermal, ocular, and internal wounds and tissue repair, cardiac and neurological injuries, and septic shock. We are currently sponsoring, in parallel, three Phase II dermal wound healing clinical trials that we estimate will be fully enrolled by the second quarter of 2007, depending on patient accrual rates. Under our investigational new drug application (“IND”) for dermal wound healing, Sigma-Tau is conducting one of these Phase II clinical trials in the European Union and will assume all associated costs. Additionally, we have commenced pre-clinical studies targeted at cardiac and ophthalmic indications and expect to submit INDs to the U.S. Food and Drug Administration (“FDA”) for the initiation of clinical trials for these indications during the first quarter of 2007.

We have incurred significant losses since our inception. As of September 30, 2006 our accumulated deficit was $54.7 million. We have incurred net losses due to expenditures for research and development, clinical trials, contract manufacturing, and general and administrative services in support of our operations. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, and expand our operations to support the commercialization or out-licensing of our drug candidates.

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

In July 2005, the first European patent related to Tß4 wound healing technology, licensed from the National Institutes of Health in Bethesda, Maryland, was granted to the Company. The original patent application, filed in 1999, claims numerous compositions, uses and processes related to Tß4. The grant of the European Patent is being opposed by a third party in a proceeding at the European Patent Office, and we cannot guarantee that any or all of the granted claims will prevail. To date, other related patents have been allowed or issued in China, Hong Kong, Australia and Mexico. Similar patent applications have been submitted in other territories throughout the world, including the U.S. and Asia. We have independently filed over fifty additional world-wide patent applications related to the technology platform.

We utilize an out-sourcing business strategy that we believe is cost effective and allows us the flexibility to implement or modify projects as needed. This strategy employs contract research and development organizations (“CROs”), which have established workforces and facilities to manufacture and formulate our products, as well as conduct clinical trials and perform other product development activities. During the quarter ended Septemeber 30, 2007, for instance, we capitalized on the flexibility of this strategy by changing the CRO managing our US dermal trials. This change was made with the objective to accelerate patient accrual. This strategy also allows us to spend significantly less capital for infrastructure and other fixed costs, all of which we believe maximizes shareholder value. We will, therefore, continue to operate our out-sourcing strategy in the near term.

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

Results of operations for the three and nine months ended September 30, 2006 and 2005

Research and development expenses

Research and development expenses were $1.57 million for the three months ended September 30, 2006, compared to $1.14 million for the corresponding period in 2005. The $430,000 increase in costs relates to (1) increased drug formulation activities, site qualifications and protocol development for our planned ophthalmic and cardiac trials compared to the preliminary work underway in these two areas last year, and (2) additional internal clinical staff, including approximately $60,000 of additional non-cash equity compensation expense due to the adoption of SFAS 123R, more fully explained in Note C to the Financial Statements. Research and development is comprised of all internal and external costs to support our clinical programs, including: drug manufacture, formulation, and stability; fees to clinical trial sites; and, other outside services such as clinical program management.

For the nine months ended September 30, 2006, our research and development expenses were $5.63 million compared to $2.19 million for the corresponding period in 2005. The $3.44 million increase includes a net $1.19 million purchase of Tß4 over those made in 2005, $0.18 million of additional non-cash equity compensation expenses, additional internal clinical staff and the expanded clinical development efforts for the ophthalmic and cardiac indications mentioned previously.

General and administrative expenses

While general and administrative costs remained flat for the nine months ended September 30, 2006 as compared to 2005, except for the effects of FAS 123R, these expenses increased by $0.19 million (60%) to $0.51 million for the three months ended September 30, 2006, compared to $0.32 million for the corresponding period in 2005. ,This quarterly, year-over-year difference relates to an increase of $0.07 million for non-cash stock compensation expense, $0.04 million for a more active investor relations campaign and revised web site, $0.04 million for Board expenses, $0.02 million for personnel costs and $0.02 million for outside professional fees. General and Administrative expenses are comprised of the direct and indirect expenses of our Board and executive management team, office facilities, outsourced service providers such as accountants/auditors, attorneys, investor relations, and information systems support.

For the nine months ended September 30, 2006, our general and administrative expenses increased by $0.25 million (21.14%) to $1.45 million compared to $1.20 million for the corresponding period in 2005. This increase is primarily attributable to the increased non-cash stock compensation expenses of $0.25 million, with offsetting variances for increased personnel costs of $0.12 million, and reduced outside professional costs of $0.12 million, .

Interest income

Interest income was $0.14 million and $0.39 million for the three and nine month periods ended September 30, 2006 respectively, compared to $0.07 million and $0.13 million for the respective corresponding periods in 2005. These increases in interest income are due to (1) increases in the average amounts invested, which have resulted from new equity financings, (2) the implementation of an actively-managed investment strategy, and (3) the overall market improvement in investment returns.

Liquidity and capital resources

Sources of liquidity

Since inception we have financed our operations through the sale of equity securities. At September 30, 2006 we had $9.43 million in cash, cash equivalents and short-term investments.

Cash used in operating activities for the nine months ended September 30, 2006 increased by $2.55 million to $5.73 million as compared with $3.18 million in 2005.

Cash used in investing activities for the six months ended September 30, 2006 was $1.34 million compared with $5.11 million in 2005. These differences are threefold. First, in 2005 approximately $0.06 million was expended to furnish our new offices compared to just $0.01 million in 2006. Second, $0.31 million in patent costs were capitalized in 2005 compared to $0 in 2006. Due to the early stage of our technology, all costs associated with our patents are expensed, unless the estimated recoverability of these costs is sufficiently probable in the near term. Finally, we commenced an actively managed investment portfolio in the third quarter of 2005, with associated investments in short-term securities. For the nine months ended September 30, 2005 we invested a net $4.74 million in short-term securities, compared to of $1.33 million in 2006.

Cash provided by financing activities for the nine months ended September 30, 2006 was $7.59 million compared to $9.55 million in 2005. Each period has its own unique set of equity financing transactions that are more thoroughly discussed in Note E to the financial statements contained herein, and in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Contractual obligations

Our contractual obligations as of September 30, 2006 consist of an office facility lease and obligations to purchase Tß4, as follows:

	Payments due by period:
	Total	Under 1 year	1 - 3 years
Operating lease	$89,529	$71,412	$18,117
Purchase obligations	900,000	900,000	—

	$989,529	$971,412	$18,117

We also have $2,610,000 in other contractual obligations due within one year and related to our research and development efforts. These obligations, however, are contingent on future events, e.g. the rate of patient accrual in our clinical trials. This amount represents the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements other than those that are discussed above.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities and mortgage and asset-backed securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2006, cash, cash equivalents and short-term investments were $9.43 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2006, the decline in fair value would not be material.

ITEM 4.	Controls and Procedures

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) each of the chief executive and chief financial officers of the Company has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no significant changes in our internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of our internal controls, including any corrective actions with regard to any significant deficiencies or material weaknesses.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

3.2	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.2 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

3.3	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.3 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)

3.4	Amended and Restated Bylaws of Company	Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30,2006 (filed August 14, 2006)

4.1	Form of Stock Certificate	Exhibit 4.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

4.2	Rights Agreement, dated as of April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 1 to the Company’s Current Report on Form 8-K, File No. 0-15070 (filed May 2, 1994)

4.3	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to the Company’s Annual Report on Form 10-KSB, File No. 1-15070 (filed March 31, 2006)

4.4	Warrant Agreement, dated March 12, 1997	Exhibit 4.3 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

4.5	Warrant Agreement, dated January 23, 2004	Exhibit 4 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

4.6	Form of Warrant Agreement	Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on January 6, 2005)

4.7	Warrant Agreement, dated December 31, 2004	Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on January 6, 2005)

4.8	Form of Warrant	Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed March 7, 2006)

10.1	Patent License Agreement – Exclusive, between the U.S. Public Health Service and the Company	Exhibit 10.1 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)**

10.2	Amended and Restated Directors Stock Option Plan	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 26, 1993)

10.3	Amended and Restated 2000 Stock Option and Incentive Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30,2006 (filed August 14, 2006)

10.4	Unit Purchase Agreement dated March 12, 1997	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.5	Registration Rights Agreement, dated March 12, 1997	Exhibit 10.26 to the Company’s Annual Report of Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.6	Lease Agreement dated April 5, 2002 between the Company and HQ Global Workplaces, Inc.	Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB, File No. 0-15070 (filed March 31, 2003)

10.7	Employment Agreement	Exhibit 10.8 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.8	Employment Agreement	Exhibit 10.9 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.9	License Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004) **

10.10	Securities Purchase Agreement	Exhibit 10.11 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.11	Master Services Agreement	Exhibit 10.12 to the Company’s Registration Statement on Form SB-2, Amendment No. 1, File No. 333-113417 (filed April 23, 2004)

10.12	Form of Purchase Agreement	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed on January 6, 2005)

10.13	Form of Securities Purchase Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on March 7, 2006)

31.1 & 31.2	Certifications dated November 13, 2006	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 & 32.2	Certifications dated November 13, 2006	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

**	Portions of this document have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc. (Registrant)

Date: November 13, 2006	/s/ J.J.Finkelstein
J.J. Finkelstein President and Chief Executive Officer

/s/ C. Neil Lyons
C. Neil Lyons Chief Financial Officer