Form 10-Q
period 2007-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2007-05-15
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

46,553,527 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $.001 per share, were outstanding as of March 31, 2007.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	March 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$1,558,654	$13,052,308
Short-term investments	12,896,877	4,000,000
Accounts receivable	—	272,491
Prepaid expenses and other current assets	132,104	111,679

Total current assets	14,587,635	17,436,478
Fixed assets, net of accumulated depreciation of $46,043 and $41,030	54,411	53,398
Other non-current assets	5,693	11,749

Total assets	$14,647,739	$17,501,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$642,312	$362,402
Accrued expenses	456,557	886,888

Total current liabilities	1,098,869	1,249,290

Commitments	—	—

Stockholders’ equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	—	—
Common stock, par value $.001 per share, 100,000,000 shares authorized; 46,553,527 and 46,096,477 issued and outstanding	46,554	46,096
Additional paid-in capital	72,736,657	72,433,660
Accumulated other comprehensive loss	(4,153)	—
Accumulated deficit	(59,230,188)	(56,227,421)

Total stockholders’ equity	13,548,870	16,252,335

Total liabilities and stockholders’ equity	$14,647,739	$17,501,625

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

	Three Months ended March 31,
	2007	2006
Revenues	$—	$—

Operating expenses:
Research and development	2,431,856	888,172
General and administrative	781,459	533,719

Total operating expenses	3,213,315	1,421,891

Loss from operations	(3,213,315)	(1,421,891)

Interest income	210,548	96,988

Net loss	$(3,002,767)	$(1,324,903)

Basic and diluted net loss per common share	$(0.06)	$(0.03)

Weighted average number of common shares outstanding	46,254,341	38,108,400

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

	Three months ended March 31,
	2007	2006
Operating activities:
Net loss	$(3,002,767)	$(1,324,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,013	4,003
Write-off of deferred patent costs		—
Non-cash share-based compensation	257,749	186,622
Changes in operating assets and liabilities:
Accounts receivable	272,491	—
Prepaid expenses and other current assets	(20,425)	(3,419)
Due from related party	—	1,500
Other non-current assets	6,056	5,693
Accounts payable	279,910	43,199
Accrued expenses	(430,331)	(20,440)

Net cash used in operating activities	(2,632,304)	(1,107,745)

Investing activities:
Purchase of short-term, available-for-sale investments	(8,901,030)	(2,593,023)
Proceeds from sales/maturities of short-term investments	—	1,782,160
Purchase of fixed assets	(6,026)	(12,322)

Net cash used in investing activities	(8,907,056)	(823,185)

Financing activities:
Net proceeds from issuance of common stock	—	7,283,398
Proceeds from exercise of warrants	45,706	24,684
Offering Costs	—	(462,239)

Net cash provided by financing activities	45,706	6,845,843

Net increase in cash and cash equivalents	(11,493,654)	4,914,913

Cash and cash equivalents:
Beginning of period	13,052,308	4,896,143

End of period	$1,558,654	$9,811,056

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

For the three-months ended March 31, 2007 and 2006 (Unaudited)

A. ORGANIZATION & BASIS OF PRESENTATION

RegeneRx Biopharmaceuticals, Inc. (the “Company”, “We”, “Us”, “Our” or “RegeneRx”), is a biopharmaceutical company focused on the discovery and development of novel molecules to accelerate tissue and organ repair. Currently, we are developing Thymosin beta 4 (“Tß4”), a 43 amino acid peptide as the basis for our technology platform. Current research suggests that Tß4 may prove efficacious for multiple medical indications; therefore, we are developing several Tß4-based therapeutic drug candidates. We hold nearly sixty world-wide patents and patent applications related to dermal, ophthalmic, and internal wounds and tissue repair, cardiac and neurological injuries, and septic shock. We are currently sponsoring, in parallel, three Phase II dermal wound healing clinical trials that are targeted for full enrollment during 2007. Under our Phase II Investigational New Drug Application (“IND”), Sigma-Tau, one of our major shareholders,) is conducting one of these Phase II clinical trials in the EU and has assumed all associated costs. Additionally, we have recently been cleared by the U.S. Food and Drug Administration (“FDA”) to initiate two additional clinical trials, an ophthalmic (Phase II) and a cardiac (Phase IA).

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2006. Similarly, this entire report should be read in conjunction with our Annual Report on Form 10-K for a broader understanding of our business and inherent risks.

The accompanying December 31, 2006 financial information was derived from our audited financial statements. Operating results for the three-month periods ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other future period.

B. NET LOSS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding during the three-month periods ended March 31, 2007 and 2006. During these periods, certain securities were not included in the calculation as their effect would be anti-dilutive. Securities that could potentially dilute basic net loss per share in the future, and that were not included in the calculation of diluted net loss per share, are as follows:

	March 31,
	2007	2006
Outstanding stock options	3,505,000	2,620,000
Warrants	3,522,544	2,428,208

Total potential common shares excluded from diluted net loss per share computation	7,027,544	5,048,208

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

A summary of compensation expense related to stock options follows:

	Three months ended March 31,
	2007	2006
Employees	$161,735	$109,584
Non-employees	96,014	77,038

Total compensation expense	$257,749	$186,622

Research and development	$106,381	$69,133
General and administrative	151,368	117,489

Total compensation expense	$257,749	$186,622

At March 31, 2007 total compensation cost related to non-vested stock options not yet recognized was approximately $2,771,000, which is expected to be recognized over the next 1.6 years on a weighted average basis.

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

	2007	2006
Dividend yield	0.0%	0.0%
Risk free rate of return	4.5 -4.7%	4.3 -4.6%
Expected life in years	4.71 - 5.0	6.0 - 6.5
Volatility	71 - 75%	100 - 140%

Stock Option Activity

The following is a summary of option activity for the first quarter of 2007:

	Shares available for grant	Options outstanding
		Number of shares	Weighted average exercise price
December 31, 2006	1,480,000	2,685,000	$1.66
Grants	(820,000)	820,000	2.25
Exercises	—	—	—
Cancellations	—	—	—

March 31, 2007	660,000	3,505,000	$1.80

Based on the assumptions in the Black-Scholes valuation model discussed above, the estimated fair value of shares vested during the first quarters of 2007 and 2006 was $113,216 and $10,875, respectively. No options were granted during the first quarter of 2006 and the weighted average estimated fair value of stock options granted during the first quarter of 2007 was $1.79.

The following table summarizes outstanding and exercisable options at March 31, 2007:

Range of exercise prices	Outstanding options			Exerciseable options
	Number of shares outstanding	Weighted- average remaining contractual life (in years)	Weighted- average exercise price	Number of shares outstanding	Weighted- average remaining contractual life (in years)	Weighted- average exercise price
$ 0.28 - $ 0.86	1,290,000	4.9	$0.38	1,221,250	4.8	$0.36
$ 1.07 - $ 1.54	255,000	7.1	$1.46	195,000	7.1	$1.45
$ 2.06 - $ 2.68	885,000	7.1	$2.28	0	0.0	$0.00
$ 3.00 - $ 3.82	1,075,000	8.1	$3.19	230,833	8.2	$3.19

	3,505,000			1,647,083

Intrinsic value of in-the- money options, using the March 31, 2007 closing price of $2.29	$2,725,300			$2,524,887

D. OTHER COMPREHENSIVE INCOME

Our other comprehensive income or loss is comprised solely of unrealized gains and losses on our portfolio of available-for-sale, marketable securities. Annually, we present other comprehensive income or loss in our Statement of Stockholders Equity and in a footnote during interim periods. For the three month period ended March 31, 2007 we recognized an unrealized loss of ($4,153), which reduced our accumulated other comprehensive loss from $0 at December 31, 2006 to ($4,153) at March 31, 2007. We recognized other comprehensive income of $1,738 in the corresponding interim period in 2006.

E. EQUITY TRANSACTIONS

Exercise of Warrants

During the three months ended March 31, 2007, we received $45,706 for the exercise of warrants associated with 457,050 shares of our common stock.

F. EFFECT OF NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48.

In September 2006, and February 2007 the FASB issued FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), respectively. Both standards prescribe changes to fair value measurements of certain assets and liabilities and are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, the adoption of these standards will have on its financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements concerning matters that involve risks and uncertainties. Statements made in this Item that are not purely historical, including statements about us, our respective clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. Words such as “believes,” “likely,” “may,” and “plans” are intended to identify forward–looking statements, although not all forward-looking statements contain these words. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships, our history of operating losses and the risks set forth under Part II, Item 1A., “Risk Factors.” We do not undertake any obligation to update forward-looking statements. The following should be read in conjunction with our financial statements included in Item 1, and the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 and in other documents filed by us from time to time with the Securities and Exchange Commission.

Overview

RegeneRx Biopharmaceuticals, Inc. (the “Company”, “We”, “Us”, “Our” or “RegeneRx”), is a biopharmaceutical company focused on the discovery and development of novel molecules to accelerate tissue and organ repair. Currently, we are developing Thymosin beta 4 (“Tß4”), a 43 amino acid peptide as the basis for our technology platform. Current research suggests that Tß4 may prove efficacious for multiple medical indications; therefore, we are developing several Tß4-based therapeutic drug candidates. We hold nearly sixty world-wide patents and patent applications related to dermal, ophthalmic, and internal wounds and tissue repair, cardiac and neurological injuries, and septic shock. We are currently sponsoring, in parallel, three Phase II dermal wound healing clinical trials that are targeted for full enrollment during 2007. Under our Phase II Investigational New Drug Application (“IND”), Sigma-Tau, one of our major, is conducting one of these Phase II clinical trials in the EU and has assumed all associated costs. Additionally, we have recently been cleared by the U.S. Food and Drug Administration (“FDA”) to initiate two additional clinical trials, an ophthalmic (Phase II) and a cardiac (Phase IA).

We have incurred significant losses since our inception. As of March 31, 2007, our accumulated deficit was $59.2 million. We have incurred net losses due to expenditures for research and development, clinical trials, contract manufacturing, and general and administrative services in support of our operations. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, and expand our operations to support the commercialization or out-licensing of our drug candidates.

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

In July 2005, the first European patent related to Tß4 wound healing technology, licensed from the National Institutes of Health in Bethesda, Maryland, was granted. The original patent application, filed in 1999, claims numerous compositions, uses and processes related to Tß4. The grant of the European Patent is being opposed by a third party in a proceeding at the European Patent Office, and we cannot guarantee that any or all of the granted claims will prevail. Similar patent applications have been submitted in other territories throughout the world, including the U.S. and Asia. We have independently filed over sixty world-wide patent applications related to our technology platform.

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

Critical Accounting Policies

Share-based payment – Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, using the modified prospective transition method. Under this method we recognize compensation expense for all share-based payments granted to employees after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with Statement No. 123R. Under the fair value recognition provisions of Statement No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award.

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

Clinical trial costs – We accrue estimated costs for clinical studies conducted by CROs and participating hospitals. These costs are a significant component of research and development expenses. We accrue costs for clinical studies performed by CROs based on estimates of work performed under the contracts. Costs of setting up hospital sites for participation in trials are accrued immediately. Hospital costs related to patient enrollment are accrued as patients are entered in the trial.

Results of operations for the three months ended March 31, 2007 and 2006

Research and development expenses

Research and development expenses were $2.43 million for the three months ended March 31, 2007, compared to $0.89 million for the corresponding period in 2006. The $1.54 million increase was primarily due to bulk production of Tß4, $0.90 million, $0.44 million in drug formulation expenses primarily related to clinical material processed for our recently commenced ophthalmic and cardiac clinical trails and $0.20 million for additional staff and other miscellaneous costs. Prospectively, we will likely not procure bulk Tß4 again until the fourth quarter. And while drug formulation costs may lessen, clinical trial management may increase due to the commencement of our ophthalmic and cardiac programs. Research and development is comprised of all internal and external costs to progress our clinical programs, including: drug manufacture, formulation, and stability; trial sites; and, other outside services such as clinical program management.

General and administrative expenses

General and administrative expenses were $0.78 million for the three months ended March 31, 2007, compared to $0.53 million for the corresponding period in 2006. The $0.25 million increase was primarily due to additional legal expenses of $0.17 million, about half of which was for maintenance of our expanding intellectual property portfolio, and half for the one-time filing of a registration statement in the first quarter of 2007, related to securities sold in a private placement on December 21, 2006. The remaining $0.08 million was attributable to additional non-cash stock compensation expense of $0.30 million and other cost increases of $0.50 million (approximately 10%). General and Administrative expenses are comprised of the direct and indirect expenses of our Board and executive management team, office facilities, attorneys, outsourced accountants and our registered independent public accounting firm.

Interest income

Interest income was $0.21 million for the three months ended March 31, 2007, compared to $0.10 million for the corresponding period in 2006. The increase in interest income was due to an increase in the average amount invested, which resulted from the December 2006 equity financing, and the overall market improvement in investment returns.

Liquidity and capital resources

Sources of liquidity

Since inception we have financed our operations through the sale of equity securities. At March 31, 2007 we had $14.46 million in cash, cash equivalents and short-term investments.

Cash used in operating activities for the three months ended March 31, 2007 was $2.63 million compared with $1.11 million in 2006, an increase of $1.52 million, in-line with the increased expenses incurred in the first quarter of 2007 as compared to 2006, discussed previously.

Cash used in investing activities for the three months ended March 31, 2007 was $8.91 million compared with $0.82 million in 2006. Subsequent to our new equity investment in December of 2006 and during the first quarter of 2007, we invested a substantial portion of those net proceeds in securities with maturities greater than 90 days from the date of purchase, or qualifying short-term investments.

Cash provided by financing activities for the three months ended March 31, 2007 was $0.05 million compared to $6.85 million provided in the first quarter of 2006. In 2006 we sold approximately 2.6 million shares of common stock. In the first quarter of 2007 we did not sell stock, but 457,050 warrants for shares of our common stock were exercised.

Although no assurance can be given, we believe that our current cash and investment balances will be sufficient to meet our operating needs for the activities we currently have underway through the second quarter of 2008. However, those activities will not be sufficient to bring our drug candidates to market and we therefore believe new capital resources will be required, in the coming months, to continue our independent development efforts. Accordingly, we may entertain the possibility of raising additional capital to preserve our liquidity, depending on a number of conditions, including conditions in the capital markets. We regularly consider the conditions of capital markets, dilution, stockholder value and tax consequences of each type of financing on stockholders. Certain of the financing options available to us may have negative consequences to stockholders such as dilution. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a negative consequence in order to reduce or minimize a more significant negative consequence to stockholders.

Contractual obligations

Our contractual obligations as of March 31, 2007 consist of an office facility lease and obligations to purchase Tß4, as follows:

	Payments due by period:
	Total	Under 1 year	1 - 3 years
Operating lease	$54,351	$54,351
Purchase obligations	1,602,000	1,573,000	29,000

	$1,656,351	$1,627,351	$29,000

We also have $1,660,000 in other contractual obligations due within one year and related to our research and development efforts. These obligations, however, are contingent on future events, e.g. the rate of patient accrual in our clinical trials. This amount represents the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements other than those that are discussed above.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities and mortgage and asset-backed securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2007, cash, cash equivalents and short-term investments were $14.5 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2007, the decline in fair value would not be material.

ITEM 4.	Controls and Procedures

As of the end of the period covered by this report, based on an evaluation of the our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) both of chief executive and chief financial officers of the Company have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no significant changes in our internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of our internal controls, including any corrective actions with regard to any significant deficiencies or material weaknesses.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On April 12, 2007, the Company entered into a new employment agreement with Neil Lyons, the Company’s Chief Financial Officer. Mr. Lyons’ employment agreement provides for an annual base salary of one hundred and ninety six thousand, six hundred and thirty eight dollars ($196,638) and has an initial term of one year, which is automatically extended for successive one-year terms unless the Company or Mr. Lyons elects not to extend the agreement. Pursuant to this employment agreement, Mr. Lyons is entitled to participate in and receive all standard employee benefits and to participate in all of the Company’s applicable incentive plans, including stock option, stock, bonus, savings and retirement plans. At any time during the term of Mr. Lyons’ employment agreement, the Board may terminate his employment with or without cause. If Mr. Lyons’ employment is terminated without cause (as defined in the employment agreement, attached hereto as Exhibit 10.9), then the Company is obligated to pay him a lump sum payment in an amount equal to 50% of his then annual base salary (less federal and state tax withholding) as severance. If he is terminated “for cause,” then Mr. Lyons is not entitled to receive any payment under his employment agreement beyond the date of his termination.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit	Reference*
3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

3.2	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.2 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

3.3	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.3 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)

3.4	Amended and Restated Bylaws of Company	Exhibit 3.4 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2006 (filed August 14, 2006)

4.1	Form of Stock Certificate	Exhibit 4.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

4.2	Rights Agreement, dated as of April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 1 to the Company’s Current Report on Form 8-K, File No. 0-15070 (filed May 2, 1994)

4.3	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to the Company’s Annual Report on Form 10-KSB, File No. 1-15070 (filed March 31, 2006)

4.4	Warrant Agreement, dated March 12, 1997	Exhibit 4.3 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

4.5	Warrant Agreement, dated January 23, 2004	Exhibit 4 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

4.6	Form of Warrant Agreement	Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on January 6, 2005)

4.7	Warrant Agreement, dated December 31, 2004	Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on January 6, 2005)

4.8	Form of Warrant	Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed March 7, 2006)

4.9	Form of Warrant	Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed December 18, 2006)

10.1	Patent License Agreement – Exclusive, between the U.S. Public Health Service and the Company	Exhibit 10.1 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)**

10.2	Amended and Restated Directors Stock Option Plan	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 26, 1993)

10.3	Amended and Restated 2000 Stock Option and Incentive Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2006 (filed August 14, 2006)

10.4	Unit Purchase Agreement dated March 12, 1997	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.5	Registration Rights Agreement, dated March 12, 1997	Exhibit 10.26 to the Company’s Annual Report of Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.6	Lease Agreement dated April 5, 2002 between the Company and HQ Global Workplaces, Inc.	Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB, File No. 0-15070 (filed March 31, 2003)

10.7	Employment Agreement	Exhibit 10.8 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.8	Employment Agreement	Exhibit 10.9 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.9	Employment Agreement	Exhibit 10.9, filed herewith

10.10	License Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004) **

10.11	Securities Purchase Agreement	Exhibit 10.11 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.12	Form of Securities Purchase Agreement	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed on January 6, 2006)

10.13	Form of Securities Purchase Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on March 7, 2006)

10.14	Form of Securities Purchase Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed December 18, 2006)

10.15	Form of Securities Purchase Agreement	Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed December 18, 2006)

31.1 & 31.2	Certifications dated May 15, 2007	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 & 32.2	Certifications dated May 15, 2007	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.
**	Portions of this document have been omitted pursuant to a request for confidential treatment

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: May 15, 2007	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer

/s/ C. Neil Lyons
C. Neil Lyons
Chief Financial Officer