Form 10-Q
period 2007-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2007-08-14
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007	Commission file number 0-15070

REGENERX BIOPHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1253406
(State of Incorporation)	(IRS Employer I.D. Number)

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

46,553,527 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $.001 per share, were outstanding as of June 30, 2007.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	June 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$3,528,393	$13,052,308
Short-term investments	8,441,500	4,000,000
Accounts receivable	—	272,491
Prepaid expenses and other current assets	270,550	111,679

Total current assets	12,240,443	17,436,478
Fixed assets, net of accumulated depreciation of $51,330 and $41,030	53,531	53,398
Other non-current assets	5,693	11,749

Total assets	$12,299,667	$17,501,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$213,175	$362,402
Accrued expenses	833,087	886,888

Total current liabilities	1,046,262	1,249,290

Commitments	—	—
Stockholders' equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	—	—
Common stock, par value $.001 per share, 100,000,000 shares authorized; 46,553,527 and 46,096,477 issued and outstanding	46,554	46,096
Additional paid-in capital	72,993,318	72,433,660
Accumulated other comprehensive loss	(3,608)	—
Accumulated deficit	(61,782,859)	(56,227,421)

Total stockholders' equity	11,253,405	16,252,335

Total liabilities and stockholders' equity	$12,299,667	$17,501,625

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	1,926,392	2,856,174	4,358,248	3,744,346
General and administrative	803,669	735,381	1,585,128	1,269,100

Total operating expenses	2,730,061	3,591,555	5,943,376	5,013,446

Loss from operations	(2,730,061)	(3,591,555)	(5,943,376)	(5,013,446)

Interest income	177,390	154,398	387,938

Net loss	$(2,552,671)	$(3,437,157)	$(5,555,438)	$(5,013,446)

Basic and diluted net loss per common share	$(0.05)	$(0.09)	$(0.12)	$(0.13)

Weighted average number of common shares outstanding	46,553,527	40,267,948	46,404,761	39,194,140

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

	Six months ended June 30,
	2007	2006
Operating activities:
Net loss	$(5,555,438)	$(4,762,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,300	8,651
Non-cash share-based compensation	514,410	389,520
Changes in operating assets and liabilities:
Accounts receivable	272,491	—
Prepaid expenses and other current assets	(158,871)	(34,257)
Due from related party	—	3,500
Other non-current assets	6,056	5,329
Accounts payable	(149,227)	110,681
Accrued expenses	(53,801)	997,058

Net cash used in operating activities	(5,114,080)	(3,281,578)

Investing activities:
Purchase of short-term, available-for-sale investments	(12,345,108)	(5,580,424)
Proceeds from sales/maturities of short-term investments	7,900,000	3,258,165
Purchase of fixed assets	(10,433)	(17,276)

Net cash used in investing activities	(4,455,541)	(2,339,535)

Financing activities:
Net proceeds from issuance of common stock	—	7,283,398
Proceeds from exercise of warrants	45,706	133,237
Offering Costs	—	(462,239)

Net cash provided by financing activities	45,706	6,954,396

Net increase in cash and cash equivalents	(9,523,915)	1,333,283

Cash and cash equivalents:
Beginning of period	13,052,308	4,896,143

End of period	$3,528,393	$6,229,426

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

For the six-months ended June 30, 2007 and 2006 (Unaudited)

A.	ORGANIZATION & BASIS OF PRESENTATION

RegeneRx Biopharmaceuticals, Inc. (the “Company”, “We”, “Us”, “Our” or “RegeneRx”), is a biopharmaceutical company focused on the discovery and development of novel molecules to accelerate tissue and organ repair. Currently, we are developing Thymosin beta 4 (“Tß4”), a 43 amino acid peptide as the basis for our technology platform. Current research suggests that Tß4 may prove efficacious for multiple medical indications; therefore, we are developing several Tß4-based therapeutic drug candidates. We hold nearly sixty world-wide patents and patent applications related to dermal, ophthalmic, and internal wounds and tissue repair, cardiac and neurological injuries, and septic shock. We are currently sponsoring, in parallel, three Phase II dermal wound healing clinical trials. Under our Phase II Investigational New Drug Application (“IND”), Sigma-Tau, one of our major shareholders, is conducting a Phase II clinical trial in the EU and has assumed all associated costs. Additionally, we have recently been cleared by the U.S. Food and Drug Administration (“FDA”) to initiate two additional clinical trials, a Phase II ophthalmic trial and a Phase IA trial utilizing an intravenous route of administration as part of our cardiovascular clinical program.

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

The accompanying December 31, 2006 financial information was derived from audited financial statements. Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other future period.

B.	NET LOSS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding during the three and six months periods ended June 30, 2007 and June 30, 2006. During these periods, certain securities were not included in the calculation as their effect would be anti-dilutive. Securities that could potentially dilute basic net loss per share in the future, and that were not included in the calculation of diluted net loss per share, are as follows:

	June 30,
	2007	2006
Outstanding stock options	3,520,000	2,655,000
Warrants	3,522,544	2,355,839

Total potential common shares excluded from diluted net loss per share computation	7,042,544	5,010,839

C.	STOCK BASED COMPENSATION

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

A summary of compensation expense related to stock options follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Employees	$161,750	$115,277	$323,485	$224,861
Non-employees	94,911	87,621	190,925	164,659

Total compensation expense	$256,661	$202,898	$514,410	$389,520

Research and development	$105,272	$74,826	$211,653	$143,959
General and administrative	151,389	128,072	302,757	245,561

Total compensation expense	$256,661	$202,898	$514,410	$389,520

At June 30, 2007 total compensation cost related to non-vested stock options not yet recognized was approximately $2,532,324, which is expected to be recognized over the next 3.0 years, on a weighted average basis.

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

	2007	2006
Dividend yield	0.0%	0.0%
Risk free rate of return	4.5 - 5.1%	4.3 - 5.0%
Expected life in years	4.75 - 5.00	6.0 - 6.5
Volatility	68 - 75%	100 - 333%

Stock Option Activity

The following is a summary of option activity for the six months ended June 30, 2007:

	Shares available for grant	Options outstanding
		Number of shares	Weighted average exercise price
December 31, 2006	1,480,000	2,685,000	$1.66
Grants	(835,000)	835,000	2.25
Exercises	—	—	—
Cancellations	—	—	—

June 30, 2007	645,000	3,520,000	$1.80

Based on the assumptions in the Black-Scholes valuation model discussed above, the estimated fair value of shares vested during the first two quarters of 2007 and 2006 was $634,372 and $485,983, respectively. No options were granted during the first two quarters of 2006 and the weighted average estimated fair value of stock options granted during the first two quarter of 2007 was $1.39.

The following table summarizes outstanding and exercisable options at June 30, 2007:

Range of exercise prices	Outstanding options			Exerciseable options
	Number of shares outstanding	Weighted- average remaining contractual life (in years)	Weighted- average exercise price	Number of shares outstanding	Weighted- average remaining contractual life (in years)	Weighted- average exercise price
$0.28 - $0.86	1,290,000	4.7	$0.38	1,221,250	4.6	$0.36
$1.07 - $1.54	255,000	6.9	$1.46	245,000	6.8	$1.45
$2.06 - $2.68	900,000	6.9	$2.27	4,250	8.9	$2.62
$3.00 - $3.82	1,075,000	7.9	$3.19	434,583	7.8	$3.19

	3,520,000			1,905,083

Intrinsic value of in-the-money options, using the June 30, 2007 closing price of $2.07	$2,334,150			$2,244,213

D.	OTHER COMPREHENSIVE INCOME

Our other comprehensive income or loss is comprised solely of unrealized gains and losses on our portfolio of available-for-sale, marketable securities. Annually, we present other comprehensive income or loss in our Statement of Stockholders Equity and in a footnote during interim periods. For the six month period ended June 30, 2007, we recognized an unrealized loss of ($3,608), which reduced our accumulated other comprehensive loss from $0 at December 31, 2006 to ($3,608) at June 30, 2007. We recognized other comprehensive income of $2,663 in the corresponding interim period in 2006.

E.	EQUITY TRANSACTIONS

Exercise of Warrants

During the six months ended June 30, 2007, we received $45,706 for the exercise of warrants associated with 457,050 shares of our common stock.

F.	EFFECT OF NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48, after determining that there was no material effect on our financial statements.

In September 2006, and February 2007 the FASB issued FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), respectively. Both standards prescribe changes to fair value measurements of certain assets and liabilities and are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, the adoption of these standards will have on our financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If and when an entity no longer expects to receive the goods or services contracted, any remaining capitalized, nonrefundable, advance payments should then be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007. Currently we expense nonrefundable advance payments when paid and are evaluating the impact EITF 07-03 may have on our financial statements. If on the date of adoption, January 1, 2008, we determine that there are qualifying transactions requiring capitalization in accordance with EITF 07-03, we will adopt the provisions of this statement through a cumulative-effect adjustment to retained earnings on that date.

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

Overview

RegeneRx Biopharmaceuticals, Inc. (the “Company”, “We”, “Us”, “Our” or “RegeneRx”), is a biopharmaceutical company focused on the discovery and development of novel molecules to accelerate tissue and organ repair. Currently, we are developing Thymosin beta 4 (“Tß4”), a 43 amino acid peptide as the basis for our technology platform. Current research suggests that Tß4 may prove efficacious for multiple medical indications; therefore, we are developing several Tß4-based therapeutic drug candidates. We hold nearly sixty world-wide patents and patent applications related to dermal, ophthalmic, and internal wounds and tissue repair, cardiac and neurological injuries, and septic shock. We are currently sponsoring, in parallel, three Phase II dermal wound healing clinical trials. Under our Phase II Investigational New Drug Application (“IND”), Sigma-Tau, one of our major shareholders, is conducting a Phase II clinical trial in the EU and has assumed all associated costs. Additionally, we have recently been cleared by the U.S. Food and Drug Administration (“FDA”) to initiate two additional clinical trials, a Phase II ophthalmic trial and a Phase IA trial utilizing an intravenous (“i.v.”) route of administration as part of our cardiovascular clinical program.

The following are our targeted enrollment timelines for our various clinical trials:

•	Phase 2 pressure ulcer trial: enrollment completion target—fourth quarter 2007 or first quarter 2008.

•	Phase 2 venous stasis ulcer trial: enrollment completion target—first quarter 2008.

•	Phase 2 Epidermolysis Bullosa (“EB”) trial: enrollment completion target—first half 2009.

•	Phase 2 ophthalmic diabetic vitrectomy trial: initiate third quarter 2007, enrollment and treatment completion by second quarter 2008.

•	Phase 1A intravenous trial (in preparation for cardiovascular trials): initiate third quarter 2007, enrollment and treatment completion fourth quarter 2007.

In the pressure ulcer and venous stasis ulcer trials, patients are treated up to 84 days, or shorter if their ulcers heal; and up to 56 days in the EB trial, or shorter if their lesions heal. In the ophthalmic trial, patients are treated up to 14 days; and in the Phase 1A trial healthy volunteers are given an i.v. dose and evaluated for 24 hours. In all five trials statistical analyses and final reports follow shortly thereafter.

We have incurred significant losses since our inception. As of June 30, 2007, our accumulated deficit was $61.8 million. We have incurred net losses due to expenditures for research and development, clinical trials, contract manufacturing, and general and administrative services in support of our operations. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, and expand our operations to support the commercialization or out-licensing of our drug candidates.

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

Clinical trial costs – We accrue estimated costs for clinical studies conducted by contract research organizations and participating hospitals. These costs are a significant component of research and development expenses. We accrue/defer costs for clinical studies performed by contract research organizations based on estimates of work performed under the contracts. Costs of setting up hospital sites for participation in trials are accrued immediately. Hospital costs related to patient enrollment are accrued as patients are entered in the trial. Refundable, contractual deposits for clinical development services are deferred and recognized when the contracted services are performed.

Results of operations for the three and six months ended June 30, 2007 and 2006

Research and development expenses

For the six months ended June 30, 2007 compared to the corresponding period in 2006, research and development (“R&D”) expenses increased approximately $614,000 or 16% to $4.36 million. While in general this increase is due to our expanding clinical research efforts there are some significant differences on a quarterly basis. For the three month period ended June 30, 2007 compared to the corresponding period in 2006, research and development expenses decreased by approximately $0.93 million or 33%. The main reason for these quarterly variances is the timing of our purchases of Tß4. While on a year-to-date basis we purchased approximately $650,000 less Tß4 in 2007 compared to 2006, we purchased approximately $1.55 million of Tß4 in the second quarter of 2006 and approximately $0.90 million in the first quarter of 2007. At present we estimate another purchase of Tß4 of approximately $0.90 million during the fourth quarter of 2007. While the underlying clinical research activities vary from quarter to quarter, bulk purchases of Tß4 is by far the most significant variable that causes fluctuations in our average spending pattern. Off setting these reduced expenditures for Tß4 are increased costs for personnel and our expanding clinical research as previously noted. During the first quarter of 2007 we hired two additional employees who are wholly dedicated to clinical research bringing our clinical development employees to a total of eight. The associated increase in base salaries and incentives, annual merit increases for our other clinical employees, along with additional stock option grants has increased our personnel costs by approximately $0.19 million (6.7% of total R&D expenses) and $0.34 million (9.0% of total R&D expenses) for the three and six-month period ended June 30, 2007 compared to the same period in 2006, respectively. For the three and six-month periods ended June 30, 2007, compared to the same periods in 2006 our costs for our expanding clinical research have increased by approximately $0.42 million (15% of total R&D expenses) and $0.90 million (24% of total R&D expenses), respectively. In May of 2007 the Federal Food and Drug Administration cleared us to open a Phase II ophthalmic trial and a Phase IA myocardial trial. The preparation for and the opening of these trials, along with the continued patient enrollment, and expanding breadth of our operable clinical sites for our two US-based Phase II dermal studies are the reasons we have experienced additional costs for our expanding clinical research program as compared to prior periods. Research and development is comprised of all internal and external costs to support our clinical programs, including: drug manufacture, formulation, and stability; fees to clinical trial sites; and, other outside services such as clinical program management.

General and administrative expenses

General and administrative expenses increased by $0.32 million (25%) for a total $1. 59 million for the six months ended June 30, 2007, as compared to the corresponding period in 2006. Approximately $0.20 million of this increase was due to an increase in legal and patent filing costs. Approximately $0.06 million (4%) was due to an increase in non-cash stock compensation expenses as a result of additional stock option grants. For the three months ended June 30, 2007 as compared to the corresponding period in 2006, general and administrative expenses increased $0.07 million (9%), most of which was also due to the increase in non-cash stock compensation expenses and other personnel costs. General and Administrative expenses are comprised of the direct and indirect expenses of our Board and executive management team, office facilities, attorneys, outsourced service providers such as accountants, attorneys, investor relations, information systems support, and our registered independent public accounting firm.

Interest income

Interest income was $0.17 million and $0.39 million for the three and six-month periods ended June 30, 2007 respectively, compared to $0.15 million and $0.25 million for the respective corresponding periods in 2006. These increases in interest income are due to an increase in the average amount invested in each period and a year-over-year improvement in average investment returns.

Liquidity and capital resources

Sources of liquidity

Since inception we have financed our operations through the sale of equity securities. At June 30, 2007, we had $11.97 million in cash, cash equivalents and short-term investments.

Cash used in operating activities for the six months ended June 30, 2007 was $5.11 million as compared with $3.28 million in 2006, an increase of $1.83 million. This increased use of cash is greater than the corresponding increase in the net operating loss reported due to differences in accrued liabilities and other balance sheet items between periods.

Cash used in investing activities for the six months ended June 30, 2007 was $4.45 million compared with $2.34 million in 2006. Subsequent to our new equity investment in December of 2006 and during the first half of 2007, we invested a substantial portion of those net proceeds in securities with maturities greater than 90 days from the date of purchase, or qualifying short-term investments.

Cash provided by financing activities for the six months ended June 30, 2007 was $0.05 million compared to $6.95 million provided in the first half of 2006. In 2006 we sold approximately 2.6 million shares of common stock. In the first half of 2007 we only exercised warrants as described in Note E to the Financial Statements.

Although no assurance can be given, we believe that our current cash and investment balances will be sufficient to meet our operating needs for the activities we currently have underway into the second quarter of 2008. However, those activities will not be sufficient to bring our drug candidates to market and we therefore believe new capital resources will be required, in the coming months, to continue our independent development efforts. Accordingly, we may entertain the possibility of raising additional capital to preserve our liquidity, depending on a number of conditions, including conditions in the capital markets. We regularly consider the conditions of capital markets, dilution, stockholder value and tax consequences of each type of financing on stockholders. Certain of the financing options available to us may have negative consequences to stockholders such as dilution. Given the volatile nature of the capital markets, decisions to raise capital may require actions that would impose a negative consequence in order to reduce or minimize a more significant negative consequence to stockholders.

Contractual obligations

Our contractual obligations as of June 30, 2007 consist of an office facility lease and obligations to purchase Tß4, as follows:

	Payments due by period:
	Total	Under 1 year	1 - 3 years
Operating lease	$36,234	$36,234
Purchase obligations	963,000	963,000

	$999,234	$999,234	$—

We also have $4,709,000 in other contractual obligations due within one year and related to our research and development efforts. These obligations, however, are contingent on future events, e.g. the rate of patient accrual in our clinical trials. This amount represents the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements other than those that are discussed above.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities and mortgage and asset-backed securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2007, cash, cash equivalents and short-term investments were $11.97 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2007, the decline in fair value would not be material.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company’s annual meeting of stockholders was held on June 7, 2007.

(b) At the annual meeting of stockholders, all of the Company’s directors were elected at said meeting as follows:

J.J. Finkelstein	Votes For, 43,495,298	Votes Withheld, 97,315

Allan L. Goldstein	Votes For, 43,496,898	Votes Withheld, 95,715

Richard J. Hindin	Votes For, 43,493,598	Votes Withheld, 99,015

Joseph C. McNay	Votes For, 43,475,298	Votes Withheld, 117,315

Mauro Bove	Votes For, 43,488,047	Votes Withheld, 104,566

Dr. L. Thompson Bowles	Votes For, 43,484,498	Votes Withheld, 108,115

As all of the directors of the Company were elected at the annual meeting of stockholders, there are no directors whose term of office as a director continued after the meeting.

(c) The following other matters were voted upon at the meeting, and the following number of affirmative votes and negative votes were cast with respect to each such matter:

The reappointment by the Company’s Board of Directors of the firm of Reznick Group, P.C. as independent certified public accountants to examine the financial statements and perform the annual audit of the Company for the year ending December 31, 2007 was ratified. This matter received 43,520,969 affirmative votes, 17,585 negative votes, 54,058 votes abstained and 0 non-vote.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit	Reference*
3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

3.2	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.2 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

3.3	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.3 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)

3.4	Amended and Restated Bylaws of Company	Exhibit 3.4 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2006 (filed August 14, 2006)

4.1	Form of Stock Certificate	Exhibit 4.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

4.2	Rights Agreement, dated as of April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 1 to the Company’s Current Report on Form 8-K, File No. 0-15070 (filed May 2, 1994)

4.3	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to the Company’s Annual Report on Form 10-KSB, File No. 1-15070 (filed March 31, 2006)

4.4	Warrant Agreement, dated March 12, 1997	Exhibit 4.3 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

4.5	Warrant Agreement, dated January 23, 2004	Exhibit 4 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

4.6	Form of Warrant Agreement	Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on January 6, 2005)

4.7	Warrant Agreement, dated December 31, 2004	Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on January 6, 2005)

4.8	Form of Warrant	Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed March 7, 2006)

4.9	Form of Warrant	Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed December 18, 2006)

10.1	Patent License Agreement – Exclusive, between the U.S. Public Health Service and the Company	Exhibit 10.1 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)**

10.2	Amended and Restated Directors Stock Option Plan	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 26, 1993)

10.3	Amended and Restated 2000 Stock Option and Incentive Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2006 (filed August 14, 2006)

10.4	Unit Purchase Agreement dated March 12, 1997	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.5	Registration Rights Agreement, dated March 12, 1997	Exhibit 10.26 to the Company’s Annual Report of Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.6	Lease Agreement dated April 5, 2002 between the Company and HQ Global Workplaces, Inc.	Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB, File No. 0-15070 (filed March 31, 2003)

10.7	Employment Agreement	Exhibit 10.8 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.8	Employment Agreement	Exhibit 10.9 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.9	Employment Agreement	Exhibit 10.9, filed to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2007 (filed May 15, 2007)

10.10	License Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004) **

10.11	Securities Purchase Agreement	Exhibit 10.11 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.12	Form of Securities Purchase Agreement	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed on January 6, 2006)

10.13	Form of Securities Purchase Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on March 7, 2006)

10.14	Form of Securities Purchase Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed December 18, 2006)

10.15	Form of Registration Rights Agreement	Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed December 18, 2006)

31.1 & 31.2	Certifications dated August 14, 2007	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 & 32.2	Certifications dated August 14, 2007	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.
**	Portions of this document have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: August 14, 2007	/s/ J.J. FINKELSTEIN
J.J. Finkelstein
President and Chief Executive Officer

/s/ C. NEIL LYONS
C. Neil Lyons
Chief Financial Officer