Form 10-Q
period 2007-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2007-11-14
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007	Commission file number 0-15070

REGENERX BIOPHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1253406
(State of Incorporation)	(IRS Employer I.D. Number)

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

                                                                                                                                                     Yes ☐             No ☒

46,553,527 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $.001 per share, were outstanding as of September 30, 2007.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2007

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	September 30,	December 31,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$1,841,633	$13,052,308
Short-term investments	8,160,692	4,000,000
Accounts receivable	213,373	272,491
Prepaid expenses and other current assets	333,578	111,679
Total current assets	10,549,276	17,436,478
Fixed assets, net of accumulated depreciation of $56,724 and $41,030	48,136	53,398
Other non-current assets	5,693	11,749
Total assets	$10,603,105	$17,501,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$331,844	$362,402
Accrued expenses	840,684	886,888
Total current liabilities	1,172,528	1,249,290
Commitments	—	—

Stockholders' equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	—	—
Common stock, par value $.001 per share, 100,000,000 shares authorized; 46,553,527 and 46,096,477 issued and outstanding	46,554	46,096
Additional paid-in capital	73,250,428	72,433,660
Accumulated other comprehensive loss	(1,844)	—
Accumulated deficit	(63,864,561)	(56,227,421)
Total stockholders' equity	9,430,577	16,252,335
Total liabilities and stockholders' equity	$10,603,105	$17,501,625

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$213,373	$—	$213,373	$—

Operating expenses:
Research and development	1,761,759	1,442,457	6,120,007	5,186,803
General and administrative	684,617	633,724	2,269,745	1,902,824

Total operating expenses	2,446,376	2,076,181	8,389,752	7,089,627

Loss from operations	(2,233,003)	(2,076,181)	(8,176,379)	(7,089,627)

Interest income	151,301	140,608	539,239	391,994

Net loss	$(2,081,702)	$(1,935,573)	$(7,637,140)	$(6,697,633)

Basic and diluted net loss per common share	$(0.04)	$(0.05)	$(0.16)	$(0.17)

Weighted average number of common shares outstanding	46,553,527	40,39,300	46,436,479	39,688,129

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

	Nine months ended
	September 30,
	2007	2006

Operating activities:
Net loss	$(7,637,140)	$(6,697,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,695	13,381
Non-cash share-based compensation	771,520	591,470
Changes in operating assets and liabilities:
Accounts receivable	59,118	—
Prepaid expenses and other current assets	(221,899)	(78,218)
Due from related party	—	4,592
Other non-current assets	6,056	5,329
Accounts payable	(30,558)	(125,860)
Accrued expenses	(46,204)	561,157
Net cash used in operating activities	(7,083,412)	(5,725,782)

Investing activities:
Purchase of short-term, available-for-sale investments	(17,562,536)	(5,580,424)
Proceeds from sales/maturities of short-term investments	13,400,000	4,254,781
Purchase of fixed assets	(10,433)	(17,276)
Net cash used in investing activities	(4,172,969)	(1,342,919)

Financing activities:
Net proceeds from issuance of common stock	—	7,283,398
Preceeds from exercise of warrants	45,706	774,250
Offering Costs	—	(462,239)
Net cash provided by financing activities	45,706	7,595,409
Net increase in cash and cash equivalents	(11,210,675)	526,708
Cash and cash equivalents:
Beginning of period	13,052,308	4,896,143
End of Period	$1,841,633	$5,422,851

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

For the nine months ended September 30, 2007 and 2006 (Unaudited)

A.      ORGANIZATION & BASIS OF PRESENTATION

RegeneRx Biopharmaceuticals, Inc. (the “Company”, “We”, “Us”, “Our” or “RegeneRx”), is a biopharmaceutical company focused on the discovery and development of novel molecules to accelerate tissue and organ repair.  Currently, we are developing Thymosin beta 4 (“Tß4”), a 43 amino acid peptide as the basis for our technology platform.  Current research suggests that Tß4 may prove efficacious for multiple medical indications; therefore, we are developing several Tß4-based therapeutic drug candidates.  We hold over sixty world-wide patents and patent applications related to dermal, ophthalmic, and internal wounds and tissue repair, cardiac and neurological injuries, and septic shock.  We are currently sponsoring, in parallel, three Phase II dermal wound healing clinical trials and a Phase II ophthalmic wound healing trial.  Under our Phase II Investigational New Drug Application (“IND”), Sigma-Tau, one of our major shareholders, is conducting one of the Phase II dermal wound healing clinical trials in the European Union and has assumed all associated costs.  Additionally, we have been cleared by the U.S. Food and Drug Administration (“FDA”) to initiate a Phase IA trial utilizing a parenteral (intravenous or i.v.) route of administration as part of our cardiovascular clinical program.

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

The accompanying December 31, 2006 financial information was derived from audited financial statements.  Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other future period.

B.      REVENUES

We accrue revenues under a grant received from the FDA’s Office of Orphan Drugs as qualifying costs are incurred.  To date we have received one grant for our epidermolysis bullosa trial.  That grant was awarded in two annual amounts of approximately $272,500, or $545,000 in total.  This grant was awarded in August 2006 under a grant year ending in June of each calendar year.  Consequently, and based on the qualifying costs incurred, the entire first year award was recognized in the fourth quarter of 2006.  Also based on the qualifying costs incurred during the second grant year starting in June 2007, approximately $213,000 of revenue has been recognized in the three months ended September 30, 2007.

C.      NET LOSS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding during the three and nine months periods ended September 30, 2007 and September 30, 2006.  During these periods, certain securities were not included in the calculation as their effect would be anti-dilutive.  Securities that could potentially dilute basic net loss per share in the future, and that were not included in the calculation of diluted net loss per share, are as follows:

	September 30,
	2007	2006

Outstanding stock options	3,545,000	2,655,000
Warrants	3,522,544	1,879,812
Total potential common shares excluded from diluted net loss per share computation	7,067,544	4,534,812

D.      STOCK BASED COMPENSATION

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

A summary of compensation expense related to stock options follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Employees	$162,871	$114,329	$486,356	$339,190
Non-employees	94,239	87,621	285,164	252,280
Total compensation expense	$257,110	$201,950	$771,520	$591,470

Research and development	$105,534	$73,878	$317,187	$217,837
General and administrative	151,576	128,072	454,333	373,633
Total compensation expense	$257,110	$201,950	$771,520	$591,470

At September 30, 2007 total compensation cost related to non-vested stock options not yet recognized was approximately $2,298,231, which is expected to be recognized over the next 1.4 years, on a weighted average basis.

Valuation assumptions

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends.  The risk free rate of return was established for each award, based on the date of grant and the expected life of the award.  Since our historical data is limited, the expected life was determined in accordance with SAB 107 guidance for “plain vanilla” options.  The volatility was determined, based on the historical closing price of the Company’s publicly-traded stock, as measured for a time period consistent with the expected life of the option.  Approximate values of these assumptions follow:

	2007	2006

Dividend yield	0.0%	0.0%
Risk free rate of return	3.9 - 5.1%	4.3 - 5.0%
Expected life in years	3.0 - 5.0	6.0 - 6.5
Volatility	68 - 75%	100 - 333%

Stock Option Activity

The following is a summary of option activity for the nine months ended September 30, 2007:

		Options outstanding
	Shares available for grant	Number of shares	Weighted average exercise price
December 31, 2006	1,480,000	2,685,000	$1.66
Grants	(860,000)	860,000	2.24
Exercises	—	—	—
Cancellations	—	—	—
September 30, 2007	620,000	3,545,000	$1.80

Based on the assumptions in the Black-Scholes valuation model discussed above, the estimated fair value of shares vested during the first three quarters of 2007 and 2006 was $668,822 and $505,283, respectively.  During the first three quarters of 2007 and 2006 the aggregate estimated fair value of stock options granted and their weighted average per share values were $907,809 ($1.37 per share) and $407,267 ($2.54 per share), respectively.

The following table summarizes outstanding and exercisable options at September 30, 2007:

	Outstanding options			Exerciseable options
Range of exercise prices	Number of shares outstanding	Weighted-average remaining contractual life (in years)	Weighted-average exercise price	Number of shares outstanding	Weighted-average remaining contractual life (in years)	Weighted-average exercise price

$0.28 - $0.86	1,290,000	4.4	$0.38	1,221,250	4.3	$0.36
$1.07 - $1.93	280,000	6.5	$1.50	255,000	6.6	$1.46
$2.02 - $2.68	900,000	6.6	$2.27	4,250	8.6	$2.62
$3.00 - $3.82	1,075,000	7.6	$3.19	434,583	7.6	$3.19
	3,545,000			1,915,083

Intrinsic value of in-the-money options, using the September 30, 2007 closing price of $1.69	$1,746,000			$1,688,938

E.       OTHER COMPREHENSIVE INCOME

Our other comprehensive income or loss is comprised solely of unrealized gains and losses on our portfolio of available-for-sale, marketable securities.  Annually, we present other comprehensive income or loss in our Statement of Stockholders Equity and in a footnote during interim periods.  For the nine month period ended September 30, 2007, we recognized an unrealized loss of ($1,844), which increased our accumulated other comprehensive loss from $0 at December 31, 2006 to ($1,844) at September 30, 2007.  We recognized other comprehensive income of $3,044 in the corresponding interim period in 2006.

F.       EQUITY TRANSACTIONS

Exercise of Warrants

During the nine months ended September 30, 2007, we received $45,706 for the exercise of warrants associated with 457,050 shares of our common stock.

G.      EFFECT OF NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48, and determined that the impact had no material effect on our financial statements.

In September 2006, and February 2007 the FASB issued FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), respectively.  Both standards prescribe changes to fair value measurements of certain assets and liabilities and are effective for fiscal years beginning after November 15, 2007. We do not anticipate the adoption of these standards will have a material impact on our financial statements.

In September 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If and when an entity no longer expects to receive the goods or services contracted, any remaining capitalized, nonrefundable, advance payments should then be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007. Currently we expense nonrefundable advance payments when paid.    If on the date of adoption, January 1, 2008, we determine that there are qualifying transactions requiring capitalization in accordance with EITF 07-03, we will adopt the provisions of this statement through a cumulative-effect adjustment to retained earnings on that date.

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements concerning matters that involve risks and uncertainties.  Statements made in this Item that are not purely historical, including statements about us, our respective clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”).  Words such as “anticipate,” “believes,” “expect,” “likely,” “may,” “plans” and “targeted” are intended to identify forward—looking statements, although not all forward-looking statements contain these words. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships, our history of operating losses and the risks set forth under Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2006, which risk factors are incorporated herein by reference.  We do not undertake any obligation to update forward-looking statements.  The following should be read in conjunction with our financial statements included in Item 1, and the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 and in other documents filed by us from time to time with the Securities and Exchange Commission.

Overview

RegeneRx Biopharmaceuticals, Inc. (the “Company”, “We”, “Us”, “Our” or “RegeneRx”), is a biopharmaceutical company focused on the discovery and development of novel molecules to accelerate tissue and organ repair.  Currently, we are developing Thymosin beta 4 (“Tß4”), a 43 amino acid peptide as the basis for our technology platform.  Current research suggests that Tß4 may prove efficacious for multiple medical indications; therefore, we are developing several Tß4-based therapeutic drug candidates.  We hold over sixty world-wide patents and patent applications related to dermal, ophthalmic, and internal wounds and tissue repair, cardiac and neurological injuries, and septic shock.  We are currently sponsoring, in parallel, three Phase II dermal wound healing clinical trials and a Phase II ophthalmic wound healing trial.  Under our Phase II Investigational New Drug Application (“IND”), Sigma-Tau, one of our major shareholders, is conducting one of our Phase II dermal wound healing clinical trials in the European Union and has assumed all associated costs.  Additionally, we have recently been cleared by the FDA to initiate a Phase IA trial utilizing a parenteral (intravenous or i.v.) route of administration as part of our cardiovascular clinical program.

The following are our targeted enrollment timelines for our various clinical trials:

•                              Phase II pressure ulcer trial: enrollment completion target — fourth quarter 2007 or first quarter 2008.

•                              Phase II venous stasis ulcer trial:  enrollment completion target — first quarter 2008.

•                              Phase II Epidermolysis Bullosa (“EB”) trial:  enrollment completion target — first half 2009.

•                              Phase II ophthalmic diabetic vitrectomy trial:  enrollment completion by second quarter 2008.

•                              Phase IA intravenous trial (in preparation for cardiovascular trials):  initiate fourth quarter 2007, enrollment and treatment completion (including Phase IB), fourth quarter 2008.

In the pressure ulcer and venous stasis ulcer trials, patients are treated up to 84 days, or shorter if their ulcers heal; and up to 56 days in the EB trial, or shorter if their lesions heal.  In the ophthalmic trial, patients are treated up to 14 days; and in the Phase IA trial healthy volunteers are given an i.v. dose and evaluated for 24 hours.  In all five trials statistical analyses and final reports follow shortly thereafter.

We have incurred significant losses since our inception.  As of September 30, 2007, our accumulated deficit was $63.9 million.  We have incurred net losses due to expenditures for research and development, clinical trials, contract manufacturing, and general and administrative services in support of our operations.  We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, and expand our operations to support the commercialization or out-licensing of our drug candidates.

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

In July 2005, we were granted the first European patent related to Tß4 wound healing technology, which we have licensed from the National Institutes of Health in Bethesda, Maryland. The original patent application, filed in 1999, claims numerous compositions, uses and processes related to Tß4. The grant of the European Patent is being opposed by a third party in a proceeding at the European Patent Office, and we cannot guarantee that any or all of the granted claims will prevail. Similar patent applications have been submitted by us in other territories throughout the world, including the U.S. and Asia. We have independently filed over sixty world-wide patent applications related to our technology platform. In September of this quarter, we received a U.S. Patent based on the original NIH filing related to dermal wound healing

We utilize an out-sourcing business strategy that we believe is cost effective and allows us the flexibility to implement or modify projects as needed.  This strategy employs contract research and development organizations (“CROs”), which have established workforces and facilities to manufacture and formulate our products, as well as conduct clinical trials and perform other product development activities.  It also allows us to spend significantly less capital for infrastructure and other fixed costs.  We will, therefore, continue to operate our out-sourcing strategy in the near term.

Critical Accounting Policies

Share-based payment — Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, using the modified prospective transition method, and therefore have not restated results for prior periods. Under this method we recognize compensation expense for all share-based payments granted to employees after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with Statement No. 123R. Under the fair value recognition provisions of Statement No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award.

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

Clinical trial costs — We accrue estimated costs for clinical studies conducted by contract research organizations and participating clinical sites.  These costs are a significant component of research and development expenses.  We accrue/defer costs for clinical studies performed by contract research organizations based on estimates of work performed under the contracts.  Costs of initiating clinical sites for participation in our trials are accrued as the sites are initiated.  Hospital costs related to patient enrollment are accrued as patients enter and progress through the trial.  Refundable, contractual deposits for clinical development services are deferred and recognized when the contracted services are performed.

Results of operations for the three and nine months ended September 30, 2007 and 2006

Research and development expenses

For the nine months ended September 30, 2007 compared to the corresponding period in 2006, research and development (“R&D”) expenses increased approximately $0.93 million or 18% to $6.12 million.  For the three months ended September 30, 2007 R&D expenses increased approximately $0.32 million or 22%.  This increase is due primarily to increased personnel costs and costs associated with our expanding clinical research programs.   During the first quarter of 2007 we hired two additional employees who are wholly dedicated to clinical research bringing our clinical development employees to a total of eight.  The associated increase in base salaries and incentives,  annual merit increases for our other clinical employees, along with additional stock option grants has increased our personnel costs by approximately $0.47 million (7.6% of total R&D expenses) and $0.137 million (7.4% of total R&D expenses) for the nine and three-month period ended September 30, 2007 compared to the same periods in 2006, respectively.  For the nine and three-month periods ended September 30, 2007, compared to the same periods in 2006 our costs for our expanding clinical research have increased by approximately $0.42 million (7% of total R&D expenses) and $0.20 million (12% of total R&D expenses), respectively.  In May of 2007, the FDA cleared us to open a Phase II ophthalmic trial and a Phase IA myocardial trial.  The preparation for and the opening of these trials, along with an increased rate of patient enrollment, and the increased number of operable clinical sites for our two US-based Phase II dermal studies are the reasons we have experienced additional costs for our expanding clinical research program as compared to prior periods.  Research and development is comprised of all internal and external costs to support our clinical programs, including:  drug manufacture, formulation, and stability; fees to clinical trial sites; and, other outside services such as clinical program management.

General and administrative expenses

For the nine months ended September 30, 2007 compared to the corresponding period in 2006, general and administrative expenses (“G&A”) increased by approximately $0.36 million  or 19% to $6.27 million.  For the three months ended September 30, 2007 G&A expenses increased approximately $0.05 million or 8%.    The majority of the net nine-month increase ($0.28 million of $0.36 million) and all of the net three-month increase in G&A costs is attributable to an increased use of outside professionals, including outside counsel to advise management on general corporate matters, and outside accountants to address our financial reporting requirements, including compliance with the Sarbanes Oxley Act of 2002.    General and Administrative expenses are comprised of the direct and indirect expenses of our Board and executive management team, office facilities, attorneys, outsourced service providers such as accountants, attorneys, investor relations, information systems support, and our registered independent public accounting firm.

Interest income

Interest income was $0.15 million and $0.54 million for the three and nine-month periods ended September 30, 2007 respectively, compared to $0.14 million and $0.39 million for the respective corresponding periods in 2006.  These increases in interest income are due to an increase in the average amount invested in each period and a year-over-year improvement in average investment returns due primarily to rising interest rates.

Liquidity and capital resources

Sources of liquidity

Since inception we have financed our operations through the sale of equity securities.  At September 30, 2007, we had $10.0 million in cash, cash equivalents and short-term investments.

Cash used in operating activities for the nine months ended September 30, 2007 was $7.08 million, as compared with $5.73 million in 2006, an increase of $1.35 million.  This increased use of cash is greater than the corresponding increase in the net operating loss reported due to differences in accrued liabilities and other balance sheet items between periods.

Cash used in investing activities for the nine months ended September 30, 2007 was $4.17 million, compared with $1.34 million in 2006.  This increased use of cash represents an increase in the total amount invested in qualifying short-term investments during the period.

Cash provided by financing activities for the nine months ended September 30, 2007 was $0.05 million, compared to $7.60 million provided in the first nine months of 2006.  In 2006 we sold approximately 2.6 million shares of common stock.  In the first nine months of 2007 we only received cash from financing activities through the exercise of warrants as described in Note F to the Financial Statements.

Although no assurance can be given, we believe that our current cash and investment balances will be sufficient to meet our operating needs for the activities we currently have underway into the second quarter of 2008.  However, those activities will not be sufficient to bring our drug candidates to market and we therefore believe new capital resources will be required, in the coming months, to continue our independent development efforts.  Accordingly, we may entertain the possibility of raising additional capital to preserve our liquidity, including, without limitation, the issuance of new equity, incurrence of additional debt, and/or the sale or licensing of our technology.  We regularly consider the conditions of capital markets, dilution, stockholder value and tax consequences of each type of financing on stockholders.  Certain of the financing options available to us may have negative consequences to stockholders such as dilution, interest expense or the loss of future revenue opportunities.

Contractual obligations

Our contractual obligations as of September 30, 2007 consist of an office facility lease and obligations to purchase Tß4, as follows:

	Payments due by period:
	Total	Under 1 year	1 - 3 years
Operating lease	$18,117	$18,117
Purchase obligations	989,819	989,819
	$1,007,936	$1,007,936	$—

We also have $4.71 million in other contractual obligations due within one year and related to our research and development efforts.  These obligations, however, are contingent on future events, including the rate of patient accrual in our clinical trials.  This amount represents the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements, as such arrangements are defined by Item 303(a)(4) of Regulation S-K, promulgated under the Securities Act.

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of investment-grade corporate bonds, U.S. government agency debt securities and mortgage and asset-backed securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2007, cash, cash equivalents and short-term investments were $10.00 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2007, the decline in fair value would not be material.

ITEM 4.          Controls and Procedures

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) each of the chief executive and chief financial officers of the Company has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

We have not made any changes in our internal controls during the three months ended September 30, 2007 that materially affected or are reasonably likely to materially affect those controls.

PART II — OTHER INFORMATION

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

                           None

Item 3.            Defaults Upon Senior Securities

                           None

Item 4.            Submission of Matters to a Vote of Security Holders

                           None

Item 5.            Other Information

                           None.

Item 6.                Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

3.2	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.2 to the Company’s Transitional Report on Form 10-K, File No. 0-15070 (filed March 18, 1991)

3.3	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.3 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)

3.4	Amended and Restated Bylaws of Company	Exhibit 3.4 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2006 (filed August 14, 2006)

4.1	Form of Stock Certificate	Exhibit 4.1 to Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

4.2	Rights Agreement, dated as of April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 1 to the Company’s Current Report on Form 8-K, File No. 0-15070 (filed May 2, 1994)

4.3	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to the Company’s Annual Report on Form 10-KSB, File No. 1-15070 (filed March 31, 2006)

4.4	Warrant Agreement, dated March 12, 1997	Exhibit 4.3 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

4.5	Warrant Agreement, dated January 23, 2004	Exhibit 4 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

4.6	Form of Warrant Agreement	Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on January 6, 2005)

4.7	Warrant Agreement, dated December 31, 2004	Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed on January 6, 2005)

4.8	Form of Warrant	Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed March 7, 2006)

4.9	Form of Warrant	Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed December 18, 2006)

10.1	Patent License Agreement — Exclusive, between the U.S. Public Health Service and the Company	Exhibit 10.1 to the Company’s Form 10-KSB, File No. 0-15070 (filed April 2, 2001)**

10.2	Amended and Restated Directors Stock Option Plan	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 26, 1993)

10.3	Amended and Restated 2000 Stock Option and Incentive Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2006 (filed August 14, 2006)

10.4	Unit Purchase Agreement dated March 12, 1997	Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.5	Registration Rights Agreement, dated March 12, 1997	Exhibit 10.26 to the Company’s Annual Report of Form 10-K, File No. 0-15070 (filed March 31, 1997)

10.6	Lease Agreement dated April 5, 2002 between the Company and HQ Global Workplaces, Inc.	Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB, File No. 0-15070 (filed March 31, 2003)

10.7	Employment Agreement	Exhibit 10.8 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.8	Employment Agreement	Exhibit 10.9 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.9	Employment Agreement	Exhibit 10.9, filed to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2007 (filed May 15, 2007)

10.10	License Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004) **

10.11	Securities Purchase Agreement	Exhibit 10.11 to the Company’s Registration Statement on Form SB-2, File No. 333-113417 (filed March 9, 2004)

10.12	Form of Securities Purchase Agreement	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed on January 6, 2006)

10.13	Form of Securities Purchase Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on March 7, 2006)

10.14	Form of Securities Purchase Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed December 18, 2006)

10.15	Form of Registration Rights Agreement	Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed December 18, 2006)

31.1 & 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2007	Filed herewith

32.1 & 32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2007	Filed herewith

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

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: November 14, 2007	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer

/s/C. Neil Lyons
C. Neil Lyons
Chief Financial Officer
(Principal Financial and Accounting
Officer)