Form 10-K/A
period 2007-12-31
REGENERX BIOPHARMACEUTICALS INC
filed 2008-04-04
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

REGENERX BIOPHARMACEUTICALS, INC.

Explanatory Note

This Amendment No. 1 (this “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, initially filed with the Securities Exchange Commission (the SEC”) on March 28, 2008 (the Original Filing”), amends and restates Item 1. Business of the Original Filing to correct a typographical error concerning the target date for the completion of enrollment of the Company’s Phase II trial involving RGN-137 for the treatment of epidermolysis bullosa.  As reflected in this Amendment, the Company expects patient accrual to be completed later in the fourth quarter of 2008 or the first quarter of 2009, with the reporting of data as soon as practicable thereafter.  The Company has also clarified that it expects to complete patient accrual for the Company’s Phase II trial involving RGN-137 for the treatment of venous stasis ulcers in the second quarter of 2008.  See “Business—Primary Commercial Development Focus—Thymosin Beta 4—Clinical Development” on page      for the complete text of these revisions.

Except as described above, the Original Filing has not been amended, updated or otherwise modified.

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

Item 1. Business.

General

RegeneRx Biopharmaceuticals, Inc. (the “Company”, “we”, “us”, “our” or “RegeneRx”), is a biopharmaceutical company focused on the discovery and development of novel molecules to promote tissue and organ repair.  Currently, we have formulated three drug products based on Thymosin beta 4 (“Tb4” ), a 43 amino acid peptide.  Current research suggests that these drug products may prove efficacious for multiple medical indications when administered either topically or systemically.  Therefore, we are developing several Tb4-based therapeutic drug candidates:  RGN-137, a topically applied gel product for hard-to-heal chronic dermal wounds; RGN-259, a sterile, preservative-free topical eye drop for ophthalmic wounds; and RGN-352, a parenteral (injectable) formulation for systemic delivery for treatment of patients with an acute myocardial infarction (“AMI”), or heart attack.. We hold more than 60 world-wide patents and patent applications related to dermal, ophthalmic, and other organ and tissue repair.  Under three Investigational New Drug Applications (“INDs”), cleared by the U.S. Food and Drug Administration (“FDA”), we are sponsoring, in parallel, three Phase II dermal wound healing clinical trials for RGN-137, a Phase II ophthalmic wound healing trial for RGN-259 and a Phase I clinical trial utilizing RGN-352 in support of our cardiovascular clinical program.  Under one of our INDs and with European regulatory approval, an affiliate of Sigma-Tau Finanziaria S.p.A., or Sigma-Tau, our largest stockholder and a leading international pharmaceutical company, is conducting one of the Phase II dermal wound healing clinical trials in venous stasis ulcers in Italy and Poland.  Sigma-Tau has assumed all associated costs.

We utilize an outsourcing business strategy, as we believe this helps us to control costs while focusing on the clinical development of T b 4-based product candidates.  We use this model for certain research and development programs, nonclinical pharmacology and toxicology studies, clinical trials, and manufacturing operations, as well as other administrative functions such as legal and accounting services.  In tandem with an experienced management staff, we believe this approach enhances our ability to allocate resources rapidly to different projects while reducing the need for expensive infrastructure.  The strategy utilizes vendors and contract manufacturers to supply clinical grade material and to formulate and manufacture each drug candidate.  It also includes utilizing third-party contract research organizations to perform pre-clinical studies and/or clinical trials in accordance with our designed protocols.

Primary Commercial Development Focus — Thymosin Beta 4

General.  Originally isolated from the thymus gland, Tb4 is a chemically synthesized copy of a naturally-occurring 43-amino acid peptide that is found in a majority of tissue types with the highest concentrations in blood platelets and white blood cells.  T b 4 is also found extracellularly in blood plasma, wound fluid and tears. It plays a vital role in cell structure and motility and in the protection, regeneration, remodeling and healing of tissues.  Although it is recognized that wound healing is a complex process, most companies working to develop new drugs in this area have focused primarily on adding different growth factors to stimulate healing and have, to date, failed to demonstrate dramatic improvements in the healing process.  Unlike those growth factors, numerous studies, published by independent researchers, have identified several important biological activities involving T b 4 that make it unique as a wound healing agent.

Tb4 regulates actin, which comprises up to 10% of the protein of non-muscle cells and plays a central role in cell structure (formation of the cytoskeleton) and in the movement of cells throughout the body.  Research studies from the National Institutes of Health (“NIH”) established that T b 4 stimulates the migration of human keratinocytes (skin cells) and the migration of human endothelial cells.  Endothelial cells are the major cell types responsible for the formation of blood vessels, a process known as angiogenesis, and other tissues. These studies were the first to document the important role of T b 4 in wound healing.

Tb4 also reduces inflammation and stimulates the formation of collagen and up-regulates the expression of a subepithelial membrane protein, laminin-5.  Both substances are central to healthy tissues and prevention of disease.   In combination, these various mechanisms of action work together to play a vital role in the healing of injured or damaged tissues.

Tb4 has also been shown to prevent apoptosis (programmed cell death) in both the cornea (eye) and myocardium (heart).  Further, in vivo preclinical studies have shown T b 4 to be active both topically and systemically to accelerate wound healing in the skin to be cardioprotective in the ischemic heart failure.   In combination, these various mechanisms of action work together to play a vital role in the healing of injured or damaged tissues.

Based on the foregoing biological activities, in addition to others, we believe Tb4 to be an essential compound in the wound-healing process and as such will have many potential medical applications.  T b 4 therefore is the basis of our clinical programs from which we intend to develop unique medical products and investigate its broad clinical potential.

Product Development.  With time, we have learned more about Tb4’s therapeutic potential and its underlying mechanisms of action, and have expanded our clinical development program beyond the chronic dermal wound indications initially targeted.
T b 4’s role in healing dermal wounds in pre-clinical in vivo models was initially established by the National Institutes of Health (“NIH”).  These data led management to license T b 4 from the NIH, a license discussed in more detail under Proprietary Rights below, and to launch a clinical development program that targeted promising indications, all of which were related to chronic dermal wounds.  Researchers at Wayne State University and the Kresge Eye Institute subsequently published pre-clinical in-vivo  data that suggested T b 4 may have significant healing potential in the cornea.  These findings were followed by results published in Nature, November 25, 2004, based on research conducted by the University of Texas — Southwestern Medical Center, that suggested T b 4 may prevent damage of myocardium (heart tissue) immediately after an acute myocardial infarction (“AMI”) in pre-clinical in vivo models.

These independent foundational research efforts have guided our current clinical development program for chronic dermal wounds, ophthalmic injuries and AMIs.  Management and our Board of Directors, or our Board, are focused on proving human efficacy of T b 4 in these areas.  And, while we are not currently initiating additional clinical programs, we continually monitor all of the scientific research surrounding T b 4 to confirm our clinical strategy and to evaluate additional indications we might target at a future date.  For instance, a study published in Nature, November 15, 2006 by the collective efforts of scientists from University College — London, Massachusetts General Hospital, and Baylor University identified T b 4 as the triggering factor to stimulate adult epicardial progenitor or stem cells to mature into blood vessels and being responsible for normal fetal heart development and maintenance of a healthy adult heart.  Further, on November 5, 2007, at an American Heart Association meeting in Orlando, Florida, researchers from the University of Munich, Vanderbilt University, and the University of Texas - Southwestern Medical Center reported T b 4’s cardio- protective effects in an ischemic-reperfusion model, thus, closely replicating the human procedure for unblocking arteries and then utilizing T b 4 to protect the heart.  These results, as well as others, provide significant evidence to suggest that T b 4’s collective mechanisms of action and its anti-apoptotic properties in particular, could provide therapeutic relief in other ischemic conditions elsewhere in the body.

Clinical Development. In December of 2002, following the submission of our first IND, the FDA allowed us to begin Phase I human dermal clinical trials with RGN-137.  The Phase I trial was successfully completed in September of 2003.  In November 2004, January 2005 and February 2005, we were cleared to initiate our first of three dermal Phase II wound healing clinical trials using our dermal product, RGN-137.  The first Phase II trial assesses the safety and effectiveness of RGN-137 in the treatment of patients with chronic pressure ulcers, more commonly referred to as bed sores.  Based on the latest enrollment information, we believe full patient enrollment should be completed in the second quarter of 2008 and we expect to report data in the third quarter of 2008.  The second trial is designed to assess safety and effectiveness of RGN-137 in the treatment of patients with venous stasis ulcers that result from poor blood circulation (venous insufficiency).  The venous stasis trial is being co-managed by RegeneRx and Sigma-Tau, is paid for in its entirety by Sigma-Tau, and is being conducted pursuant to our U.S. IND. We also believe this trial should complete enrollment in the second quarter of 2008.  The third Phase II trial targets the treatment of patients with epidermolysis bullosa (“EB”), a genetic defect manifested by the presence of fragile skin and other tissues that can blister at the slightest trauma or friction.  Of our three current Phase II trials, EB has been designated as an “orphan” indication due to a prevalence in the U.S. of less than 200,000 patients.  Additionally, RegeneRx was awarded a $545,000 grant from the Office of Orphan Drug Products at the FDA to support the EB clinical trial.  We expect patient accrual to be completed later in the fourth quarter of 2008 or the first quarter of 2009, with the reporting of data as soon as practicable thereafter.  For additional information regarding the regulatory approval process for our product candidates, see “Government Regulation” below.

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

All of our efforts to develop these applications will likely require substantial additional capital to undertake or complete.  There can be no assurance that we will be able to obtain capital in sufficient amounts, or on acceptable terms, or at all.  If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the ownership interest of our existing stockholders may be significantly diluted. In addition, if additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets. Our failure to successfully address ongoing liquidity requirements would have a material negative impact on our business, including:  the possibly of surrendering our rights to some technologies or product opportunities, delaying our clinical trials, or ceasing operations.  For additional information regarding our financial resources, see “Liquidity and Capital Resources under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.  For additional information regarding our efforts to commercialize T b 4, see “Proprietary Rights” below.

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

There are numerous companies and institutions engaged in research, development and marketing of products for ophthalmic wound healing and treatment of ophthalmic disorders where T b 4 may be useful.  Most specialty ophthalmic companies have various products on the market that could compete with T b 4 or be modified to compete with our product candidates.  Other companies market antibiotics and steroids to treat certain conditions within our area of focus.

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

Proprietary Rights

We entered into a Material Transfer — Cooperative Research and Development Agreement with the NIH during the second quarter of 1997.  Under this agreement, we received an option to elect an exclusive or non-exclusive commercialization license from the NIH for any patent rights that might result from the NIH research study that relate to the use of T b 4 as a tissue growth and repair factor.  A provisional patent application was filed by NIH in July 1998, with a Patent Cooperation Treaty application filed in July 1999, pertaining to the work performed on T b 4.  On February 6, 2001, we executed an agreement with the NIH giving us an exclusive worldwide license from the NIH for all claims to T b 4 within the patent application.  In exchange for the exclusive license, we must make certain royalty and milestone payments to the NIH.  Through December 31, 2007 we have complied with these requirements.

No assurance can be given as to whether or when certain patents will be issued, or as to any claims that may be included or excluded within the patent, or subsequent to its issuance   We have also filed numerous additional patent applications covering various compositions, uses, formulations and other components of T b 4, as well as to novel peptides resulting from our research efforts.  During 2007, we were issued a patent in Europe and the U.S. related to the original NIH patent that expires twenty years from the filing date July 29, 1999.  Corresponding patents have been granted in Hong Kong, Australia and China.  The issued European Patent is being opposed by a third party at the European Patent Office.  In addition, we hold a U.S. patent relating to the treatment of an autoimmune skin disease that results in hair loss, Alopecia.  The patent, No. 6,030,948, entitled “Hair Regeneration Compositions for Treatment of Alopecia and Method of Application Related Thereto,” issued February 29, 2000 and expires in December of 2017, with corresponding patents granted in Europe and Singapore which expire December 18, 2018.  In February 2006, we were issued a patent in China entitled “Treating Epidermolysis Bullosa with Thymosin b 4,” which expires May 16, 2022. There can be no assurance that these, or any other future patent applications under which we have rights, will result in the issuance of a patent or that any patent issued will not be subject to challenge or opposition.  In the case of a claim of patent infringement by or against us, there can be no assurance that we will be able to afford the expense of any litigation that may be necessary to enforce our proprietary rights.

Under a research agreement with The George Washington University (“GWU”), we funded Tb4 research at GWU and were granted a sole and exclusive world-wide license to any patents that resulted from such research.  While we no longer fund research under this agreement, we remain obligated to pay GWU a royalty of 4% of the net sales, if any, of specified products covered by patents issued in connection with the agreement.  Pursuant to the research agreement, we have exclusive rights to patent applications filed in the United States and in Europe disclosing the use of T b4 for the treatment of septic shock and associated syndromes, including Adult Respiratory Distress Syndrome.  Two U.S. patents have been issued.  The first patent, No. 5,578,570, entitled “Method of Treating Septic Shock Using T b 4,” issued on November 26, 1996 and expires in November 2013 and the second patent, No. 5,593,964, entitled “Method of Treating Septic Shock By Preventing Actin Polymerization,” issued on January 14, 1997 and expires in October 2014.  No sales have occurred and as a result, no royalty payments have yet been incurred or paid to GWU pursuant to the research agreement.  We have also filed other patent applications related to T b 4 and related compounds and indications for their use in countries throughout the world.

Material Agreements

Licensing Agreements. As noted in Proprietary Rights above, we are obligated to pay royalties to the NIH and GWU.  While the NIH agreement calls for a minimum annual royalty of $25,000, other obligations will be triggered only upon the sale or license of our technology to a third-party.

Defiante Farmaceutica, LDA. We have exclusively licensed certain internal and external wound healing European rights to T b 4 to Defiante Farmaceutica, LDA, or Defiante, a Portuguese company that is a wholly owned subsidiary of Sigma-Tau, a pharmaceutical company headquartered in Rome, Italy and our largest stockholder.  These rights include indications relative to all of our current dermal clinical trials and AMIs, but exclude ophthalmic indications and other indications that are disease-based and not the result of a wound. Defiante will develop T b 4 for internal and external wounds in Europe and certain other contiguous and geographically relevant countries.  The Agreement expires on a country-by-country basis upon the later of the expiration of the last to expire of any granted patent in the territory having at least one valid claim covering the products then on the market, the expiration of any other exclusive or proprietary marketing rights or twelve years from the effective date of the agreement (which was in January 2004).

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

Clinical Development Agreements

We entered into various agreements with a variety of outside service providers for the manufacture and development of T b 4, formulation of product candidates, the conduct of pre-clinical safety, toxicology and efficacy studies in animal models, and management/execution of clinical trials in humans.  Terms of these agreements vary, in that they can last from a few months to more than a year in duration.  Certain of these agreements require initial up front payments ranging from 25% to 50% of the total estimated cost.  For additional information regarding the costs incurred for our clinical development over the past two years, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

31.1 & 31.2	Certifications dated April 4, 2008	Certifications Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: April 4, 2008

/s/C. Neil Lyons
C. Neil Lyons
Chief Financial Officer