Form 10-Q
period 2008-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2008-05-15
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                        to                                     .

Commission file number 001-15070

REGENERX BIOPHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-1253406
(State of Incorporation)	(IRS Employer I.D. Number)

3 Bethesda Metro Center

Suite 630

Bethesda, Maryland 20814

(Address of Principal Executive Offices)

(301) 280-1992

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                    Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

51,553,527 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $0.001 per share, were outstanding as of May 6, 2008.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.             Financial Statements

RegeneRx Biopharmaceuticals, Inc.
Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,959,033	$3,696,878
Short-term investments	—	4,579,592
Accounts receivable	32,167	26,951
Prepaid expenses and other current assets	263,382	268,244
Total current assets	10,254,582	8,571,665
Fixed assets, net of accumulated depreciation of $67,405 and $62,227	39,258	44,435
Other non-current assets	5,693	5,693
Total assets	$10,299,533	$8,621,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$513,934	$273,561
Accrued expenses	999,711	2,195,508
Total current liabilities	1,513,645	2,469,069
Commitments	—	—

Stockholders’ equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	—	—
Common stock, par value $.001 per share, 100,000,000 shares authorized; 51,553,527 and 46,553,527 issued and outstanding	51,554	46,554
Additional paid-in capital	78,718,254	73,513,292
Accumulated other comprehensive loss	—	(1,543)
Accumulated deficit	(69,983,920)	(67,405,579)
Total stockholders’ equity	8,785,888	6,152,724
Total liabilities and stockholders’ equity	$10,299,533	$8,621,793

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

	Three-Months ended March 31,
	2008	2007
Revenues	$32,167	$—

Operating expenses:
Research and development	1,634,466	2,431,856
General and administrative	1,074,897	781,459
Total operating expenses	2,709,363	3,213,315
Loss from operations	(2,677,196)	(3,213,315)
Interest income	63,855	210,548
Net loss	$(2,613,341)	$(3,002,767)

Basic and diluted net loss per common share	$(0.05)	$(0.06)
Weighted average number of common shares outstanding	48,696,819	46,254,341

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

	For the Three Months ended March 31,
	2008	2007

Operating activities:
Net loss	$(2,613,341)	$(3,002,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,177	5,013
Non-cash share-based compensation	262,202	257,749
Changes in operating assets and liabilities:
Accounts receivable	(5,216)	272,491
Prepaid expenses and other current assets	39,862	(20,425)
Other non-current assets	—	6,056
Accounts payable	240,373	279,910
Accrued expenses	(1,195,797)	(430,331)
Net cash used in operating activities	(3,266,740)	(2,632,304)

Investing activities:
Purchase of short-term, available-for-sale investments	—	(8,901,030)
Proceeds from sales/maturities of short-term investments	4,581,135	—
Purchase of fixed assets	—	(6,026)
Net cash provided by (used in) investing activities	4,581,135	(8,907,056)

Financing activities:
Net proceeds from issuance of common stock	4,947,760	—
Preceeds from exercise of warrants	—	45,706
Net cash provided by financing activities	4,947,760	45,706
Net increase (decrease) in cash and cash equivalents	6,262,155	(11,493,654)
Cash and cash equivalents:
Beginning of period	3,696,878	13,052,308
End of period	$9,959,033	$1,558,654

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

For the three-months ended March 31, 2008 and 2007 (Unaudited)

A.      ORGANIZATION & BASIS OF PRESENTATION

RegeneRx Biopharmaceuticals, Inc. (the “Company”, “we”, “us”, “our” or “RegeneRx”), is a biopharmaceutical company focused on the discovery and development of novel molecules to promote tissue and organ repair.  Currently, we have formulated three drug products based on Thymosin beta 4 (“Tb4” ), a 43 amino acid peptide.  Current research suggests that these drug products may prove efficacious for multiple medical indications when administered either topically or systemically.  Therefore, we are developing several Tb4-based therapeutic drug candidates:  RGN-137, a topically applied gel product for hard-to-heal chronic dermal wounds; RGN-259, a sterile, preservative-free topical eye drop for ophthalmic wounds; and RGN-352, a parenteral (injectable) formulation for systemic delivery for treatment of patients with an acute myocardial infarction (“AMI”) or heart attack. We have applied for or hold over sixty world-wide patents on peptide compositions, uses and formulations related to dermal, ophthalmic, and other organ and tissue repair, as well as for cosmetic and consumer product applications.  Under three Investigational New Drug Applications (“INDs”), cleared by the U.S. Food and Drug Administration (“FDA”), we are sponsoring, in parallel, three Phase II dermal wound healing clinical trials for RGN-137, a Phase II ophthalmic wound healing trial for RGN-259 and a Phase I clinical trial utilizing RGN-352 in support of our cardiovascular clinical program.  Under one of our INDs and with European regulatory approval, an affiliate of Sigma-Tau Finanziaria S.p.A., or Sigma-Tau, our largest stockholder and a leading international pharmaceutical company, is conducting one of the Phase II dermal wound healing clinical trials in venous stasis ulcers in Italy and Poland.  Sigma-Tau has assumed all costs associated with that trial.

The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented.  These statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by GAAP.  These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2007, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”).

The accompanying December 31, 2007 financial information was derived from our audited financial statements.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other future period.

B.      NET LOSS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding during the three-month periods ended March 31, 2008 and 2007.  During these periods, certain securities were not included in the calculation as their effect would be anti-dilutive.  Securities that could potentially dilute basic net loss per share in the future, and that were not included in the calculation of diluted net loss per share, are as follows:

	March 31,
	2008	2007

Outstanding stock options	3,545,000	3,505,000
Warrants	3,837,320	3,522,544
Total potential common shares excluded from diluted net loss per share computation	7,382,320	7,027,544

C.     STOCK BASED COMPENSATION

We have a share-based compensation plan under which employees, consultants, advisors, and non-employee directors may be granted options to purchase shares of our common stock at the fair market value at the time of grant.  We recognize the fair value of share-based compensation in net loss on a straight-line basis over the requisite service period.

The following table provides amounts of share-based compensation cost recorded in the statement of operations:

	Three months ended
	March 31,
	2008	2007

Employees	$162,209	$161,735
Non-employees	99,993	96,014

Total share-based compensation expense	$262,202	$257,749

Research and development	$105,534	$106,381
General and administrative	156,668	151,368

Total share-based compensation expense	$262,202	$257,749

During the first three months of 2008 and 2007, we granted options to purchase zero shares of our common stock and 820,000 shares of our common stock, respectively. The weighted average fair value of options granted for the first three months of 2008 and 2007 was $-0- and $1.79 per option, respectively, and was determined using the following assumptions:

	2008	2007

Dividend yield	0.0%	0.0%
Risk free rate of return	0.0 - 0.0%	4.5 - 4.7%
Expected life in years	0.0 - 0.0	4.71 - 5.0
Volatility	0.0%	71 - 75%

At March 31, 2008, there was approximately $1,773,000 of total unrecognized compensation expense related to nonvested stock options which will be recognized over a weighted average period of 1.4 years.

D.    EQUITY TRANSACTIONS

On February 29, 2008, we closed agreements with two affiliates of Sigma-Tau, who are both accredited investors, with respect to the sale of 5,000,000 shares of common stock at a price per share of $1.00 for gross proceeds of $5,000,000.  In connection with the offering, we also issued warrants to purchase an additional 1,000,000 shares of common stock with an exercise price of $1.60 per share.  Under the terms of the offering, we may, in our sole discretion, repurchase the shares sold in the offering at any time until December 31, 2009, for $2.00 per share or, at any time between January 1, 2010 and December 31, 2010, for $2.50 per share.  Our repurchase right terminates after December 31, 2010.  In addition, the purchasers have agreed to vote the shares sold in the offering, and any additional shares issued pursuant to the exercise of the warrants, at the direction of our Board of Directors until December 31, 2010.  The warrants have a term of three years.  One-third of the warrants vested upon the closing of the offering, one-third is scheduled to vest on December 31, 2008, and one-third is scheduled to vest on December 31, 2009.  However, should we repurchase all of the shares subject to the offering prior to December 31, 2009, any unvested warrants would terminate as of the date we completes the repurchase.

On December 31, 2007, we amended the terms of certain warrants held by Sigma-Tau and other investors which were scheduled to expire between December 31, 2007 and January 7, 2008 to extend the expiration date of each warrant to March 31, 2008 and to eliminate the cashless exercise provisions of these warrants.  On March 31, 2008, we again amended the terms of such warrants to extend the expiration date of each warrant to December 31, 2009. None of the warrant holders paid any additional consideration for these amendments.  While a related non-cash dividend should be reflected in the financial statements for this transaction, its value was not material and therefore no associated amounts were recorded.  We estimated the value of this non-cash dividend by using the Black-Scholes pricing model with the following assumptions: warrants to purchase 444,250 shares of common stock were extended while warrants to purchase 18,558 shares of common stock expired by their terms on March 31, 2008; dividend yield of zero percent; expected volatility of 70%; risk free interest rate of 1.62% and expected life 1.38 years.

At March 31, 2008, we had issued and outstanding warrants to purchase 3,837,320 shares of our common stock at a weighted average purchase price of $3.11 per share after giving effect to the March 31, 2008 warrant extension and including warrants to purchase 333,334 shares of our common stock that were issued on February 29, 2008 to certain affiliates of Sigma-Tau, each as described above.

E. PRONOUNCEMENTS IMPLEMENTED

On January 1, 2008, we adopted Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”), which is being applied prospectively for new contracts. EITF 07-3 addresses nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. EITF 07-3 requires these payments be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. The effect of adoption of EITF 07-3 on our financial position and results of operations was to record a cumulative, catch-up adjustment to increase prepaid expenses and decrease the accumulated deficit by $35,000.  This adjustment was recorded as of January 1, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. We currently do not have any financial assets and liabilities requiring fair value measurement. Therefore, the partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective for us beginning in the first quarter of fiscal 2008. We currently do not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact our financial position, results of operations or cash flows.

F. PRONOUNCEMENTS NOT YET IMPLEMENTED

In December 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-1 (“EITF 07-1”), “Accounting for Collaborative Arrangements”. EITF 07-1 is effective beginning January 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. We are assessing the impact of adoption of EITF 07-1 on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, non-controlling interest in the acquiree and goodwill acquired, and expands disclosures about business combinations. SFAS No. 141(R) requires the acquirer to recognize changes in valuation allowances on acquired deferred tax assets to be recognized in operations. These changes in deferred tax benefits were previously recognized through a corresponding reduction to goodwill. With the exception of the provisions regarding acquired deferred taxes, which are applicable to all business combinations, SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. We do  not expect the adoption of SFAS No. 141(R) to have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards that require:

•    The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity;

•    The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income;

•    Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently;

•    When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value;

•    Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 enhances the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring entities to provide detailed disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial condition, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our financial condition or results of operations.

G. INCOME TAXES

As of March 31, 2008, there have been no material changes to our uncertain tax positions disclosures as provided in Note 8 of the Annual Report. We do not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2009.

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the words “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “may” or other similar expressions. In addition, any statements that refer to projections of our future financial performance, our clinical development programs and schedules, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. We cannot guarantee that we will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements.  There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make, including those described under “Risk Factors” set forth below. In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.

Overview

Our operations consist primarily of pre-clinical studies and clinical trials related to the development of product candidates based on Thymosin beta 4 (“Tb4”), a 43 amino acid peptide. Currently, we are developing three Tb4-based drug formulations including:
RGN-137, a topically applied gel product candidate for chronic dermal wounds; RGN-259, a sterile eye drop for ophthalmic injuries; and RGN-352, a parenteral (injectable) formulation for systemic delivery anticipated to be used in our planned Phase II acute myocardial infarction (“AMI”), or heart attack, trial.  We are currently sponsoring, in parallel, three Phase II dermal wound healing clinical trials using RGN-137, a Phase II ophthalmic wound healing trial using RGN-259, and a Phase IA clinical trial utilizing RGN-352 to support our cardiovascular clinical program.  Under our Phase II Investigational New Drug Applications (“IND”), an affiliate of our largest stockholder, Sigma-Tau, is conducting one of the Phase II dermal wound healing clinical trials in the European Union and has assumed all associated costs.  We are primarily responsible for the costs associated with the other four trials.

We have never generated revenues from product sales, and we do not expect to generate significant revenues until the FDA approves one of our product candidates, if ever, and we are able to successfully commercialize such product. We expect to invest significant amounts in furtherance of our current clinical programs and may add additional pre-clinical studies and new clinical trials as we explore the potential of our current product candidates in other indications and/or explore new formulations of Tb4-based product candidates.  Consequently, we expect to incur substantial and increasing losses for at least the next several years.  Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.  We cannot assure you that we will be able to generate revenue sufficient to achieve and maintain profitability or at all. Also, we expect that we will need to raise substantial additional outside capital in order to meet our current and future capital requirements.  We cannot assure you that such capital will be available when needed, on acceptable terms, or at all.

Most of our expenditures to date have been for Research and Development (“R&D”) activities and General and Administrative (“G&A”) activities.  R&D costs include all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors.  Those costs include:  manufacturing Tb4; formulation of Tb4 into the various product candidates; stability for both Tb4 and the various formulations; pre-clinical toxicology, safety and pharmacokinetic studies; clinical trial management; patient care and study participation, medical oversight; laboratory evaluations; statistical data analysis, regulatory compliance, quality assurance, and other related activities.  R&D also includes cash and non-cash compensation, employee benefits, travel and other miscellaneous costs of our internal R&D personnel, seven persons in total, who are wholly dedicated to R&D efforts.  R&D also includes a pro-ration of our common infrastructure costs for office space, and communications.  We expense our R&D costs as they are incurred.

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

Critical Accounting Policies.  We prepare our financial statements in conformity with accounting principles generally accepted in the United States. Such accounting principles require that our management make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Our actual results could differ materially from those estimates. The items in our financial statements that have required us to make significant estimates and judgments are as follows:

•      Share-based payment.  Effective January 1, 2006, we adopted the fair value recognition provisions Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), using the modified prospective transition method, and therefore have not restated results for prior periods. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Since our historical data is limited, we determined the expected life in accordance with Staff Accounting Bulletin No. 107 guidance for “plain vanilla” options.  Since our historical trading volume is relatively low, we estimated the expected volatility based on monthly closing prices for a period consistent with the expected life of the option.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

•                  Recent accounting pronouncements.  In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”), which is effective January 1, 2009. FAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, FAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since FAS 161 requires only additional disclosures about our derivatives and hedging activities, the adoption of FAS 161 will not affect our financial position or results of operations.

In December 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-1 (“EITF 07-1”), “Accounting for Collaborative Arrangements”. EITF 07-1 is effective for us beginning January 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. We are assessing the impact of adoption of EITF 07-1 on our financial position and results of operations.

In December 2007, the FASB issued Statements No. 141R, “Business Combinations” (“FAS 141R”), and No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“FAS 160”). FAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. Among other things, FAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. FAS 160 requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements. FAS 141R and FAS 160 are both effective January 1, 2009. We are assessing the impacts of these standards on our financial position and results of operations.

Results of Operations

Comparison of quarters ended March 31, 2008 and 2007

Revenues.  For the quarter ended March 31, 2008, our revenue totaled approximately $32,000.  We did not generate any revenue in the first quarter of 2007.  Our revenue in the first quarter of 2008 consisted entirely of costs recoverable as revenue through our grant from the National Institutes of Health (“NIH”) for the orphan indication Epidermolysis Bullosa (“EB”).  These grant funds were exhausted in the first quarter of 2008.

R&D Expenses.  For the quarter ended March 31, 2008, our R&D expenses decreased by approximately $0.8 million, or 33%, to approximately $1.6 million, as compared to approximately $2.4 million for the quarter ended March 31, 2007.  The difference was attributable to a $0.9 million decrease in our outsourced R&D expenditures, those costs incurred to make and formulate our drug candidates and manage our pre-clinical and clinical activities, partly offset by an approximately $0.1 million increase in R&D-related personnel costs.  The decrease in outsourced R&D expenses resulted from our purchase of a supply of Tb4 during the first quarter of 2007 without a corresponding purchase in the first quarter of 2008.  We do not currently plan on making another purchase of Tb4 during calendar 2008.

G&A Expenses.  For the quarter ended March 31, 2008, our G&A expenses increased by approximately $0.3 million, or 38%, to approximately $1.1 million, as compared to approximately $0.8 million for the quarter ended March 31, 2007. This difference was attributable to increased legal costs related to the continued expansion of our intellectual property portfolio and other business development matters.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2008, we had cash and cash equivalents of approximately $10.0 million.  This compares to cash, cash equivalents and short-term investments of approximately $8.3 million at December 31, 2007. Our cash position increased in the first quarter of 2008, as compared to the fourth quarter of 2007, as a result of our issuance of approximately $5.0 million in securities in connection with our private placement on February 29, 2008, offset by net cash used in operating activities of $3.3 million in the same period.

Cash Flows

Net Cash Used in Operating Activities.  Net cash used in operating activities was approximately $3.3 million for the quarter ended March 31, 2008, as compared to net cash used in operating activities of approximately $2.6 million for the quarter ended March 31, 2007.  Our net loss in the first quarter of 2008 was approximately $0.7 million less than our net cash used in operating activities in the same period since we had purchased and expensed approximately $0.9 million of Tb4 in the fourth quarter of 2007, but used cash to settle that liability in the first quarter of 2008.  The $0.2 million offsetting difference was comprised of non-cash compensation expenses.  Our net loss in the first quarter of 2007 was approximately $0.4 million more than our net cash used in operating activities in the same period, primarily due to non-cash compensation expenses.

Net Cash Provided By/Used In Investing Activities.  Net cash provided by investing activities was approximately $4.6 million for the quarter ended March 31, 2008, as compared to net cash used in investing activities of $8.9 million for the quarter ended March 31, 2007.  Our investing activities provided net cash of approximately $4.6 million in the first quarter of 2008 from the maturity of various short-term investments which were re-invested in a U.S. Treasury-backed, cash-equivalent money market.  By contrast, in the first quarter of 2007 we invested approximately $8.9 million of cash proceeds from our December 21, 2006 private placement of securities in to short-term, investment-grade securities.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities totaled approximately $5.0 million for the quarter ended March 31, 2008 as a result of our private placement of securities on February 29, 2008.  By contrast, net cash provided by financing activities totaled approximately $45,000 in the quarter ended March 31, 2007, which amount consisted entirely of the proceeds from the exercise of warrants to purchase our common stock.

Future Funding Requirements

As of the date of this report, we believe we have sufficient liquidity and capital resources to fund our operations through the remainder of 2008.  However, the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of March 31, 2008, we had three proprietary product candidates in clinical trials, development of which is primarily accomplished through cancellable third-party contracts.  We are party to an office space lease that expires on December 31, 2009 that requires monthly rental payments of $7,072, which payments are scheduled to increase by 3% in January 2009.  We also expect our R&D expenses to continue to trend higher as our product candidates advance through the various stages of clinical development. The length of time required for clinical trials varies substantially according to the type, complexity, novelty and intended use of a product candidate. Some of the factors that could impact our liquidity and capital needs include, but are not limited to:

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

We have not commercialized any of our product candidates to date and, to the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. However, we do not currently have any commitments for future external funding and additional equity or debt financing may not be available on a timely basis, on acceptable terms, or at all.  We may also be eligible to receive milestone payments under our collaboration agreement with an affiliate of Sigma-Tau.  However, the achievement of the milestones that are required to trigger the milestone payments and the timing of any such milestone payments is uncertain, and we may never receive a milestone payment.

If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. In addition, if we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the ownership interest of our existing stockholders may be significantly diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets.

Off Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2008, our cash equivalents, which totaled $10.0 million, were comprised entirely of money-market investments backed  by U.S. government obligations, U.S. government agency obligations and investment-grade corporate bonds.  All of these securities are subject to default, changes in credit ratings and changes in market value.  We limit our default risk by investing in money markets backed by U.S. government obligations, U.S. government agency obligations and investment-grade corporate bonds. Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio.  Due to the short-term nature of these investments, if market interest rates were to increase by 10% from levels as of March 31, 2008, the decline in fair value would not be material.

Item 4.  Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2008. Based upon this evaluation, management has concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission, and that such information  is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Risks Related to Our Business

We have incurred losses since inception and expect to incur significant losses in the foreseeable future and may never become profitable.

We have sustained operating losses since our inception in 1982. We believe these losses will continue for the foreseeable future as we pursue our product development efforts related to Tb4. As of March 31, 2008, our accumulated deficit totaled approximately $70.0 million and our cash and cash equivalents totaled approximately $10.0 million.

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

•                  the scope of our clinical trials, which is significantly influenced by the quality of clinical data achieved as trials complete and the requirements established by regulatory authorities,

•                  the speed with which we complete our clinical trials complete, which depends on the speed with which we can attract and enroll qualifying patients and the quality of the work performed by our clinical investigators,

•                  the time required to prosecute, enforce and defend our intellectual property rights, which depends on evolving patent legal regimes and claims/infringement assertions that may arise between us and third-parties,

•                  the ability to manufacture at scales sufficient to supply commercial quantities of any of our product candidates that receive regulatory approval, which may require levels of effort not currently anticipated, and

•                  the successful commercialization of our drug candidates, which will depend on our ability to either create or partner with an effective commercialization organization and which could be delayed or prevented by the emergence of equal or more effective therapies.

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

We have only limited resources, experience with and capacity to conduct requisite testing and clinical trials of our drug candidates. As a result, we rely and expect to continue to rely on third-party service providers and collaborators, including corporate partners, licensors and contract research organizations (“CROs”), to perform a number of activities relating to the development of our drug candidates, including the design and conduct of clinical trials, and potentially the obtaining of regulatory approvals.  For example, we currently rely on several third-party contractors to manufacture Tb4; formulate RGN-137, RGN-259 and RGN-352 into the drug candidates RGN-137, RGN-259 and RGN-352; develop requisite assays to assess Tb4’s affect in complex biological systems, recruit investigators and sites to participate in our trials; manage the clinical trial process; and collect, evaluate and report clinical results.

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

Mauro Bove, a member of our board of directors, or our Board, is also a director and officer of Sigma-Tau, our largest stockholder and our partner in Europe with respect to the development of certain of our drug candidates.  We recently issued shares of common stock and common stock warrants to certain affiliates of Sigma-Tau in a private placement that gave us the right to repurchase the shares under certain circumstances.  Also, in 2004, we licensed Tb4 to Defiante Farmaceutica S.p.A., a wholly-owned subsidiary of Sigma-Tau, for internal and external wound healing for the European Union.  Upon the successful completion of a Phase II trial Defiante is obligated to either make a $5 million milestone payment or initiate and pay for a Pivotal Phase III trial.  As a result of Mr. Bove’s relationship with Sigma-Tau, there could be a conflict of interest between Mr. Bove and our stockholders other than Sigma-Tau with respect to these and other agreements and circumstances that may require the exercise of the Board’s discretion with respect to Sigma-Tau.

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

Our current primary business focus is the development of Tb4, and its analogues, derivatives and fragments, for the treatment of non-healing wounds and other conditions. While we have in the past explored and may in the future explore the use of other compounds for the treatment of other medical conditions, we presently have no immediate plans to develop products for such purposes. Unlike many pharmaceutical companies that have a number of unique chemical entities in development, we are dependent on a single molecule, formulated for different administrations, for the success of our company. As a result, any common safety or efficacy concerns for Tb4-based products that cross formulations, would have a much greater impact on our business prospects than if we were more diversified.

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

If any of these potential problems occurs, we may never successfully market Tb4-based products.

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

We do not own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We currently rely, and expect to continue to rely, primarily on one of the leading peptide manufacturers to supply us with Tb4 for further formulation into our product candidates.  We have engaged three separate smaller drug formulation contractors for the formulation of clinical grade product candidates, one each for RGN-137, RGN-259 and RGN-352.  We currently do not have an alternative source of supply for either Tb4 or the individual drug candidates. If these suppliers, together or individually, are not able to supply us with either Tb4 or individual product candidates on a timely basis, in sufficient quantities, at acceptable levels of quality and at a competitive price; and, if we are unable to identify a replacement manufacturer to perform these functions on acceptable terms, our development programs, collectively or individually, could be seriously jeopardized.

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

Our ability to reduce our liability exposure for human clinical trials and commercial sales of Tb4 is dependent in part on our ability to obtain sufficient product liability insurance or to collaborate with corporate partners that have adequate insurance. Although we intend to obtain product liability insurance coverage, we cannot guarantee that product liability insurance will continue to be available to us on acceptable terms, or at all, or that its coverage will be sufficient to cover all claims against us. A product liability claim, even one without merit or for which we have substantial coverage, could result in significant legal defense costs, thereby potentially exposing us to expenses significantly in excess of our revenues.

Governmental and third-party payers may subject any product candidates we develop to sales and pharmaceutical pricing controls that could limit our product revenues and delay profitability.

The successful commercialization of our product candidates will likely depend on our ability to obtain reimbursement for the cost of the product and treatment. Government authorities, private health insurers and other organizations, such as health maintenance organizations, are increasingly seeking to lower the prices charged for medical products and services. Also, the trend toward managed health care in the United States, the growth of healthcare organizations such as HMOs, and legislative proposals to reform healthcare and government insurance programs could have a significant influence on the purchase of healthcare services and products, resulting in lower prices and reducing demand for our product candidates. The cost containment measures that healthcare providers are instituting and any healthcare reform could reduce our ability to sell our product candidates and may have a material adverse effect on our operations. We cannot assure you that reimbursement in the United States or foreign countries will be available for any of our product candidates, or that any reimbursement granted will be maintained, or that limits on reimbursement available from third-party payors will not reduce the demand for, or the price of, our product candidates. The lack or inadequacy of third-party reimbursements for certain of our product candidates would decrease the potential profitability of our operations. We cannot forecast what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect the legislation or regulation would have on our business.

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

Clinical trials for product candidates such as ours are often conducted with patients who have more advanced forms of a particular condition and/or other unrelated conditions. For example, in clinical trials for our lead product candidate RGN-137, we expect to study patients who are not only suffering from chronic epidermal wounds but are also older and much more likely to have other serious adverse conditions. During the course of treatment, these patients could die or suffer other adverse events for reasons that may or may not be related to the drug candidate being tested. Furthermore, and as a consequence that all of our drug candidates are based on Tb4 cross-over risk exists, that is a patient in one trial may be adversely impacted by one drug candidate and that adverse event may have implications to our other trials and other drug candidates. However, even if unrelated to our product candidates, such events can nevertheless adversely impact our clinical trials. As a result, our business and ability to ultimately develop and market the product candidates and obtain revenues would suffer.

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

Our drug candidates which are all based on the molecule Tb4 are new and rapidly evolving and have not been shown to be effective on a widespread basis.  Our product candidates, and the technology underlying them, are new and unproven and there is no guarantee that health care providers or patients will be interested in our product candidates even if they are approved for use. Our success will depend in part on our ability to demonstrate sufficient clinical benefits, reliability, safety, and cost effectiveness of our product candidates and technology relative to other approaches, as well as on our ability to continue to develop our product candidates to respond to competitive and technological changes. If the market does not accept our product candidates or product candidates, when and if we are able to commercialize them, then we may never become profitable. Factors that could delay or inhibit market acceptance of our product candidates may include:

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

Our success also will depend in substantial part on our ability to obtain, defend and enforce patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and abroad. Pursuant to a research agreement with The George Washington University, we have rights to two U.S. patents relating to the treatment of septic shock. We also own patents related to the use of Tb4, among other thymic peptides, for the stimulation of hair growth. Pursuant to an exclusive world-wide license from the NIH, we have exclusive rights under a patent application filed by the NIH for the use of Tb4 in the treatment of non-healing wounds. While this patent has issued in certain countries, we cannot guarantee whether or when the patent will be issued or as to the scope of the patent issued in other countries.  We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tb4.  We have also in-licensed other intellectual property rights from third parties that could be subject to the same risks as our own patents.  If any of these patent applications do not issue, or do not issue in certain countries, or are not enforceable, the ability to commercialize Tb4 in various medical indications could be substantially limited or eliminated.

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

During the quarter ended March 31, 2008, our closing stock price has ranged from $0.80 to $1.10 with an average daily trading volume of 16,255 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this prospectus, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

As of April 30, 2008, our officers, directors and principal stockholders together control approximately 53% of our outstanding common stock. Included in this group is Sigma-Tau and its affiliates which together hold outstanding shares representing approximately 41% of our outstanding common stock.  Certain shares of common stock held by Sigma-Tau and its affiliates, representing approximately 13% of our outstanding common stock, are subject to voting agreements under which our Board controls the voting power of such stock.  We cannot assure you that such voting agreements would prevent Sigma-Tau and its affiliates from taking actions not in your best interests and effectively exercising control over us.  In addition, these voting agreements expire with respect to securities representing approximately 10% of our outstanding common stock on December 31, 2010, and with respect to securities representing 3% of our outstanding common stock on June 23, 2010.  After such time, we will have no control over the voting of these securities, including with respect to the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

Our rights to repurchase certain shares of stock held by Sigma-Tau expire over time and we may never be able or elect to exercise such rights.

Until June 23, 2010, we have the right to repurchase at a price of $5.00 per share a number of shares of common stock issued to Sigma-Tau equal to the lesser of the shares sold to Sigma-Tau in connection with our private placement of securities on June 22, 2005, or the number of shares necessary to reduce Sigma-Tau’s ownership of our outstanding capital stock to an aggregate of 30.1% at the time of such repurchase.  In addition, we have the right to repurchase at any time until December 31, 2009, for $2.00 per share or, at any time between January 1, 2010 and December 31, 2010, for $2.50 per share, up to 5,000,000 shares of common stock issued to Sigma-Tau in connection with a private placement of securities on February 29, 2008.  After December 31, 2010, our rights to repurchase common stock held  by Sigma-Tau expire.  These provisions could, under certain circumstances, allow us to reduce dilution by repurchasing these shares at prices lower than the then-prevailing market price of our common stock.  However, we cannot assure you that our share price will increase sufficiently to make such repurchases economically feasible or that we would avail ourselves of the opportunity to make such repurchases even if our share price had risen to such a level.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Currently, we are authorized to issue up to 100,000,000 shares of our common stock, and as of April 30, 2008, there were issued and outstanding 51,553,527 shares of our common stock. The authorized but unissued shares may be issued by us in such transactions and at such times as our Board considers appropriate, whether in public or private offerings, as stock splits or dividends or in connection with mergers and acquisitions or otherwise. Sales of a substantial number of shares of our common stock in the public market could harm the market price of our common stock. As of April 30, 2008, directors, officers and 10% stockholders hold 27,456,290 shares of our common stock and may sell such shares at their discretion subject to certain contractual and regulatory limitations.

 The exercise of options and warrants and other issuances of shares of common stock or securities convertible into common stock will dilute your interest.

As of April 30, 2008, there were outstanding options to purchase an aggregate of 3,900,000 shares of our common stock at prices ranging from $0.28 per share to $3.80 per share, of which options to purchase 2,363,415 shares were exercisable as of such date. As of April 30, 2008, there were outstanding warrants to purchase 3,837,320 shares of our common stock, at a weighted average exercise price of $3.11.  The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

In addition, certain warrants to purchase shares of our common stock currently contain an exercise price above the current market price for the common stock, or above-market warrants.  As a result, these warrants may not be exercised prior to their expiration and we may not realize any proceeds from their exercise.  On March 31, 2008, our board of directors elected to extend the expiration date to December 31, 2009, of certain above-market warrants.  However, we cannot assure you that our board will elect to extend the expiration dates of these or any other above-market warrants in the future.  Accordingly, these and other above-market warrants may expire unexercised and we may never realize proceeds from them.

Our certificate of incorporation, our rights agreement and Delaware law contain provisions that could discourage a takeover, even if such a transaction would be in your best interests.

Our certificate of incorporation provides our Board with the power to issue shares of preferred stock without stockholder approval. In addition, under our rights agreement, our Board has the discretion to issue certain rights to purchase our capital stock when a person acquires in excess of 25% of our outstanding common shares.  These provisions may make it more difficult for stockholders to take corporate actions and may have the effect of delaying or preventing a change in control, even if such actions or change in control would be in your best interests. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, or DGCL. Subject to specified exceptions, this section provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could have the effect of delaying or preventing a change of control of our company. The foregoing factors could reduce the price that investors or an acquirer might be willing to pay in the future for shares of our common stock.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

The American Stock Exchange has approved our application to list up to 6,000,000 additional shares our common stock in connection with our private placement of securities on February 29, 2008.  As a result, we have resolved the listing deficiency identified by the exchange on March 27, 2008.

Item 6.        Exhibits

Exhibit No.	Description of Exhibit	Reference

3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Company’s Registration Statement, File No. 33-9370, Amendment No. 1 (filed November 26, 1986)

3.2	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.2 to the Company’s Transitional Report on Form 10-K (filed March 18, 1991)

3.3	Amendment to Restated Certificate of Incorporation of Company	Exhibit 3.3 to the Company’s Form 10-KSB (filed April 2, 2001)

3.4	Amended and Restated Bylaws of Company	Exhibit 3.4 to the Company’s Quarterly Report on Form 10Q (filed August 14, 2006)

4.1	Form of Stock Certificate	Exhibit 4.1 to the Company’s Registration Statement, File No. 33-9370, Amendment No. 1 (filed November 26, 1986)

4.2	Rights Agreement, dated as of April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 1 to the Company’s Current Report on Form 8-K (filed May 2, 1994)

4.3	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to the Company’s Annual Report on Form 10-KSB (filed March 31, 2006)

10.1	Form of Amendment to Warrant	Exhibit 99.1 to the Company Current Report on Form 8-K (filed January 7, 2008)

10.2	Form of Securities Purchase Agreement	Exhibit 99.1 to the Company Current Report on Form 8-K (filed February 27, 2008)

10.3	Form of Securities Purchase Agreement	Exhibit 99.2 to the Company Current Report on Form 8-K (filed February 27, 2008)

10.4	Form of Warrant	Exhibit 4.1 to the Company Current Report on Form 8-K (filed February 27, 2008)

10.5	Form of Warrant	Exhibit 4.2 to the Company Current Report on Form 8-K (filed February 27, 2008)

31.1 & 31.2	Certifications dated May 15, 2008	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 & 32.2	Certifications dated May 15, 2008	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date:	May 15, 2008	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer

/s/C. Neil Lyons
C. Neil Lyons
Chief Financial Officer