Form 10-Q/A
period 2008-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2008-07-31
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2008 (the “Report”), filed on May 15, 2008, is being filed solely to amend exhibits 31.1 and 31.2, which inadvertently omitted certain required language. These amendments speak as of the original filing date of the Report. No other changes have been made to the Report.

Item 6.            Exhibits

Exhibit No.	Description of Exhibit	Reference

31.1 & 31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date:	July 31, 2008	By:	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(duly authorized officer)

		By:	/s/C. Neil Lyons
C. Neil Lyons
Chief Financial Officer
(principal financial officer)