Form 10-Q
period 2008-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2008-08-11
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2008

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Yes ☐ No ☒

51,553,527 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $0.001 per share, were outstanding as of August 8, 2008.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.             Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	June 30	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,653,816	$3,696,878
Short-term investments	—	4,579,592
Accounts receivable	—	26,951
Prepaid expenses and other current assets	275,624	268,244
Total current assets	7,929,440	8,571,665
Fixed assets, net of accumulated depreciation of $72,314 and $62,227	34,348	44,435
Other non-current assets	5,693	5,693
Total assets	$7,969,481	$8,621,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$452,897	$273,561
Accrued expenses	1,311,756	2,195,508
Total current liabilities	1,764,653	2,469,069
Commitments	—	—

Stockholders’ equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	—	—
Common stock, par value $.001 per share, 100,000,000 shares authorized; 51,553,527 and 46,553,527 issued and outstanding	51,554	46,554
Additional paid-in capital	78,996,402	73,513,292
Accumulated other comprehensive loss	—	(1,543)
Accumulated deficit	(72,843,128)	(67,405,579)
Total stockholders’ equity	6,204,828	6,152,724
Total liabilities and stockholders’ equity	$7,969,481	$8,621,793

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three-Months ended June 30,		Six-Months ended June 30,
	2008	2007	2008	2007
Revenues	$—	$—	$32,167	$—

Operating expenses:
Research and development	1,797,697	1,926,392	3,432,163	4,358,248
General and administrative	1,105,390	803,669	2,180,287	1,585,128
Total operating expenses	2,903,087	2,730,061	5,612,450	5,943,376
Loss from operations	(2,903,087)	(2,730,061)	(5,580,283)	(5,943,376)
Interest income	43,879	177,390	107,734	387,938
Net loss	$(2,859,208)	$(2,552,671)	$(5,472,549)	$(5,555,438)

Basic and diluted net loss per common share	$(0.06)	$(0.05)	$(0.11)	$(0.12)
Weighted average number of common shares outstanding	51,553,527	46,553,527	50,125,173	46,404,761

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months ended June 30,
	2008	2007

Operating activities:
Net loss	$(5,472,549)	$(5,555,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,087	10,300
Non-cash share-based compensation	540,350	514,410
Changes in operating assets and liabilities:
Accounts receivable	26,951	272,491
Prepaid expenses and other current assets	27,620	(158,871)
Other non-current assets	—	6,056
Accounts payable	179,336	(149,227)
Accrued expenses	(883,752)	(53,801)
Net cash used in operating activities	(5,571,957)	(5,114,080)

Investing activities:
Purchase of short-term, available-for-sale investments	—	(12,345,108)
Proceeds from sales/maturities of short-term investments	4,581,135	7,900,000
Purchase of fixed assets	—	(10,433)
Net cash provided by (used in) investing activities	4,581,135	(4,455,541)

Financing activities:
Net proceeds from issuance of common stock	4,947,760	—
Preceeds from exercise of warrants	—	45,706
Net cash provided by financing activities	4,947,760	45,706
Net increase (decrease) in cash and cash equivalents	3,956,938	(9,523,915)
Cash and cash equivalents:
Beginning of period	3,696,878	13,052,308
End of period	$7,653,816	$3,528,393

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

For the three-months ended June 30, 2008 and 2007 (Unaudited)

A.      ORGANIZATION, BUSINESS OVERVIEW AND BASIS OF PRESENTATION

RegeneRx Biopharmaceuticals, Inc. (the “Company”, “we”, “us”, “our” or “RegeneRx”), is a biopharmaceutical company focused on the discovery and development of novel molecules to promote tissue and organ repair.  Currently, we have formulated three candidate drug products based on Thymosin beta 4 (“Tb4”), a 43 amino acid peptide.  Current research suggests that these drug products may prove efficacious for multiple medical indications when administered either topically or systemically.  Therefore, we are developing several Tb4-based therapeutic drug candidates:  RGN-137, a topically applied gel product for hard-to-heal chronic dermal wounds; RGN-259, a sterile, preservative-free topical eye drop for ophthalmic wounds; and RGN-352, a parenteral (injectable) formulation for systemic delivery of Tb4.  We are initially targeting our parenteral formulation for the treatment of patients with an acute myocardial infarction (“AMI”) or heart attack.  We have applied for or hold over sixty world-wide patents on peptide compositions, uses and formulations related to dermal, ophthalmic and other organ and tissue repair, as well as for cosmetic and consumer product applications.  We are sponsoring five clinical trials under Investigational New Drug Applications (“INDs”), cleared by the U.S. Food and Drug Administration (“FDA”).  These five trials are being conducted in parallel and include three Phase II dermal wound healing trials for RGN-137, our topical dermal gel product, a Phase II ophthalmic wound healing trial for RGN-259 our sterile eyedrops, and a Phase I clinical trial for RGN-352, our injectable product candidate in support of our cardiovascular clinical program.  Under one of our INDs and with European regulatory approval, an affiliate of Sigma-Tau Finanziaria S.p.A. (“Sigma-Tau”), our largest stockholder and a leading international pharmaceutical company, is conducting one of the Phase II dermal wound healing clinical trials in venous stasis ulcers in Italy and Poland.  Sigma-Tau has assumed all costs associated with that trial.

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

The accompanying December 31, 2007 financial information was derived from our audited financial statements.  Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other future period.

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

B.      NET LOSS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding during the three and six-month periods ended June 30, 2008 and 2007.  During these periods, certain securities were not included in the calculation as their effect would be anti-dilutive.  Securities that could potentially dilute basic net loss per share in the future, and that were not included in the calculation of diluted net loss per share, are as follows:

	June 30,
	2008	2007

Outstanding stock options	4,032,500	3,520,000
Warrants	3,837,320	3,522,544
Total potential common shares excluded from diluted net loss per share computation	7,869,820	7,042,544

C.      STOCK BASED COMPENSATION

We have a share-based compensation plan under which employees, consultants, advisors and non-employee directors may be granted options to purchase shares of our common stock at the fair market value at the time of grant.  We recognize the fair value of share-based compensation in net loss on a straight-line basis over the requisite service period.

The following table provides amounts of share-based compensation cost recorded in the statement of operations:

	Three months ended		Six Months ended
	March 31,		June 30,
	2008	2007	2008	2007

Employees	$184,255	$161,750	$346,464	$323,485
Non-employees	93,893	94,911	193,886	190,925

Total share-based compensation expense	$278,148	$256,661	$540,350	$514,410

Research and development	$111,509	$105,272	$217,043	$211,653
General and administrative	166,639	151,389	323,307	302,757

Total share-based compensation expense	$278,148	$256,661	$540,350	$514,410

During the first six months of 2008 and 2007, we granted options to purchase 487,500 shares of our common stock and 835,000 shares of our common stock, respectively. The weighted average fair value of options granted for the first six months of 2008 and 2007 was $1.25 and $2.25 per option, respectively, and was determined using the following assumptions:

	2008	2007

Dividend yield	0.0%	0.0%
Risk free rate of return	2.7 - 3.7%	4.5 - 5.1%
Expected life in years	4.75 - 4.75	4.75 - 5.00
Volatility	73%	68 - 75%

At June 30, 2008, there was approximately $1,861,867 of total unrecognized compensation expense related to nonvested stock options which will be recognized over a weighted average period of 1.3 years.

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

At June 30, 2008, we had issued and outstanding warrants to purchase 3,837,320 shares of our common stock at a weighted average purchase price of $3.11 per share after giving effect to the March 31, 2008 warrant extension and including warrants to purchase 333,334 shares of our common stock that were issued on February 29, 2008 to certain affiliates of Sigma-Tau, each as described above.

On July 2, 2008, stockholders approved an amendment to the Company’s Amended and Restated 2000 Stock Option and Incentive Plan, as amended (the “Plan”), to increase the aggregate number of shares of common stock authorized for issuance under the Plan by 2.3 million shares to an aggregate of 6.5 million shares.  As of June 30, 2008 we had issued and outstanding options to purchase 4,032,500 shares of our common stock at a weighted average purchase price of $1.73 per share

E. PRONOUNCEMENTS IMPLEMENTED

On January 1, 2008, we adopted Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”), which is being applied prospectively for new contracts. EITF 07-3 addresses nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. EITF 07-3 requires these payments be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. The effect of the adoption of EITF 07-3 on our financial position and results of operations was to record a cumulative, catch-up adjustment to increase prepaid expenses and decrease the accumulated deficit by $35,000.  This adjustment was recorded as of January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is effective as of January 1, 2008. The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results. On February 12, 2008, the FASB issued FASB Staff Position FAS No. 157-2 (“FSP 157-2”). FSP 157-2 permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company is currently assessing the impact of SFAS 157 for non-financial assets and non-financial liabilities on its consolidated statements of financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.”  Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective for us beginning in the first quarter of fiscal 2008. We currently do not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact our financial position, results of operations or cash flows.

F. PRONOUNCEMENTS NOT YET IMPLEMENTED

In December 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-1 (“EITF 07-1”), “Accounting for Collaborative Arrangements.” EITF 07-1 is effective beginning January 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. We are assessing the impact of adoption of EITF 07-1 on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), “Business Combinations.”   SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, non-controlling interest in the acquiree and goodwill acquired, and expands disclosures about business combinations. SFAS 141(R) requires the acquirer to recognize changes in valuation allowances on acquired deferred tax assets to be recognized in operations. These changes in deferred tax benefits were previously recognized through a corresponding reduction to goodwill. With the exception of the provisions regarding acquired deferred taxes, which are applicable to all business combinations, SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. We do not expect the adoption of SFAS 141(R) to have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards that require:

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

SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not expect the adoption of SFAS 160 to have a material impact on our financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 enhances the current disclosure framework in SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” by requiring entities to provide detailed disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial condition, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS 161 to have a material impact on our financial condition or results of operations.

G. INCOME TAXES

As of June 30, 2008, there have been no material changes to our uncertain tax positions disclosures as provided in Note 8 of the Annual Report. We do not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2009.

H. FAIR VALUE MEASUREMENTS

On January 1, 2008, we adopted FAS 157 “Fair Value Measurements” (SFAS No. 157), which established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS No. 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value. For assets and liabilities that are already required to be disclosed at fair value, SFAS No. 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of our financial instruments reflects the amounts that we estimate to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

•       Level 1 - Quoted prices in active markets for identical assets and liabilities.

•       Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•       Level 3 - Unobservable inputs.

In accordance with SFAS No. 157, the following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:

Money market funds	$7,653,816	$—	$—	$7,735,354

Total	$7,653,816	$—	$—	$7,735,354

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the words “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “may” or other similar expressions.  In addition, any statements that refer to projections of our future financial performance, our clinical development programs and schedules, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We cannot guarantee that we will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements.  There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make, including those described under “Risk Factors” set forth below. In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.

Overview

Our operations consist primarily of pre-clinical studies and clinical trials related to the development of product candidates based on Thymosin beta 4 (“Tb4”), a 43 amino acid peptide. Currently, we are developing three Tb4-based drug formulations, including:  RGN-137, a topically applied gel for chronic dermal wounds; RGN-259, a sterile eye drop for ophthalmic injuries; and RGN-352, a parenteral (injectable) formulation for systemic delivery of Tb4.  We are initially targeting our parenteral formulation for the treatment of patients with an acute myocardial infarction (“AMI”) or heart attack.  We are currently sponsoring, in parallel, three Phase II dermal wound healing clinical trials using RGN-137, a Phase II ophthalmic wound healing trial using RGN-259, and a Phase I clinical trial utilizing RGN-352 to support our cardiovascular clinical program.  Under our Phase II Investigational New Drug Application (“IND”) and with European regulatory approval, an affiliate of our largest stockholder, Sigma-Tau Finanziaria S.p.A.  (“Sigma-Tau,”), is conducting one of the Phase II dermal wound healing clinical trials in the European Union and has assumed all associated costs.  We are primarily responsible for the costs associated with the other four trials.

We have never generated revenues from product sales, and we do not expect to generate significant revenues until the U.S. Food and Drug Administration (“FDA”) approves one of our product candidates, if ever, and we are able to successfully commercialize such product. We expect to invest significant amounts in furtherance of our current clinical programs and may add additional pre-clinical studies and new clinical trials as we explore the potential of our current product candidates in other indications and/or explore new formulations of Tb4-based product candidates.  Consequently, we expect to incur substantial and increasing losses for at least the next several years.  Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.  We cannot assure you that we will be able to generate revenue sufficient to achieve and maintain profitability or at all. Also, we expect that we will need to raise substantial additional outside capital in order to meet our current and future capital requirements.  We cannot assure you that such capital will be available when needed, or on acceptable terms.

Most of our expenditures to date have been for research and development (“R&D”) and general and administrative (“G&A”) activities.  R&D includes all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors.  Those costs include:  manufacturing Tb4; formulation of Tb4 into the various product candidates; stability for both Tb4 and the various formulations; pre-clinical toxicology, safety and pharmacokinetic studies; clinical trial management; patient care and study participation; medical oversight; laboratory evaluations; statistical data analysis; regulatory compliance; quality assurance; and other related activities.  R&D also includes cash and non-cash compensation, employee benefits, travel and other miscellaneous costs related to our internal R&D personnel, which comprises seven persons in total, who are wholly dedicated to our R&D efforts.  R&D also includes a pro-ration of our common infrastructure costs for office space and communications.  We expense our R&D costs as they are incurred.

R&D expenditures are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these expenses could be materially higher than anticipated.  It is also difficult to estimate future R&D costs related to our pre-clinical studies as these amounts are subject to the outcome of current clinical studies, management’s continuing assessment of the economics of each individual R&D project and internal competition for project funding.

G&A costs include outside professional fees for legal, audit and accounting services, including the costs to prosecute new patent applications and maintain existing patents; review, draft and negotiate financing, manufacturing and other corporate documents; research and conclude on appropriate financial reporting matters, compliance with the Sarbanes-Oxley Act of 2002 and the financial audits required by the Securities and Exchange Commission (“SEC”).  G&A also includes cash and non-cash compensation, employee benefits, travel and other miscellaneous costs related to our internal G&A personnel, which comprises three persons in total, who are wholly dedicated to our G&A efforts.  G&A also includes a proration of our common infrastructure costs for office space and communications.

Critical Accounting Policies.

In Item7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 28, 2008, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our most recent annual report.

Results of Operations

Comparison of the three months ended June 30, 2008 and 2007

Revenues.  For the three months ended June 30, 2008 and 2007, there were no revenue recognized under our grant from the National Institutes of Health (“NIH”) for the orphan indication Epidermolysis Bullosa (“EB”) because the first year grant funds were fully earned by December 31, 2006 and the second year grant funds were fully earned between July 1, 2007 and March 31, 2008.

R&D Expenses.  For the three months ended June 30, 2008, our R&D expenses decreased by approximately $0.1 million, or 7%, to approximately $1.8 million, as compared to approximately $1.9 million for the three months ended June 30, 2007, due generally to minor differences in the level of patient enrollment activity between the respective periods.

G&A Expenses.  For the three months ended June 30, 2008, our G&A expenses increased by approximately $0.3 million, or 38%, to approximately $1.1 million, as compared to approximately $0.8 million for the three months ended June 30, 2007. This difference was attributable to increased legal costs related to the continued expansion of our intellectual property portfolio and other business development matters.

Comparison of the six months ended June 30, 2008 and 2007

Revenues.  For the six months ended June 30, 2008, revenue was $32,167, compared to no revenue in the six months ended June 30, 2007.  Our revenue in the six months ended June 30, 2008 consisted entirely of costs recoverable as revenue through our grant from the NIH for EB.  These original grant funds were exhausted in the first quarter of 2008.  On July 30, 2008 a supplemental award of $136,245 was granted by the NIH, which will be recognized as revenue subsequent to June 30, 2008 to the extent that qualifying incurred costs are realized.

R&D Expenses.  For the six months ended June 30, 2008, our R&D expenses decreased by approximately $0.9 million, or 21%, to approximately $3.4 million, as compared to approximately $4.3 million for the six months ended June 30, 2007, primarily due to our periodic purchase of Tb4.  During the first six months of 2007 we purchased $0.9 million of Tb4 without a corresponding purchase in the first six months of 2008.  We again purchased approximately $0.8 million of Tb4 at the end of 2007 and currently do not plan on making another purchase of Tb4 during calendar 2008.

G&A Expenses.  For the six months ended June 30, 2008, our G&A expenses increased by approximately $0.6 million, or 38%, to approximately $2.2 million, as compared to approximately $1.6 million for the six months ended June 30, 2007. This difference was attributable to increased legal costs related to the continued expansion of our intellectual property portfolio and other business development matters.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2008, we had cash and cash equivalents of approximately $7.7 million.  This compares to cash, cash equivalents and short-term investments of approximately $8.3 million at December 31, 2007. Our cash position decreased in the first six months of 2008 by a net $0.6 million.  During the six month period we used $5.6 million in operating activities, off set by net proceeds of $5.0 million received from the sale of 5 million shares of our common stock to affiliates of Sigma-Tau on February 29, 2008.

At March 31, 2008 we had $9.9 million in cash and cash equivalents.  In comparison, our June 30, 2008 balance of cash and cash equivalents of $7.7 million represents a decrease of $2.2 million, which represents the cash used in operations for the three months ended June 30, 2008.

Cash Flows

Net Cash Used in Operating Activities.  Net cash used in operating activities for the six months ended June 30, 2008 was approximately $5.6 million, approximately $0.3 million more than net cash used in operating activities during the same period in 2007.  The difference was primarily due to our increased use of cash to affect a reduction in accounts payable and accrued expenses.

Net Cash Provided By/Used In Investing Activities.  Net cash provided by investing activities was approximately $4.6 million for the six months ended June 30, 2008, as compared to net cash used in investing activities of $4.5 million for the six months ended June 30, 2007.  Our investing activities provided net cash of approximately $4.6 million in the first six months of 2008 from the maturity of various short-term investments which were re-invested in a U.S. Treasury-backed, cash-equivalent money market.  By contrast, in the first six months of 2007, we invested approximately $4.6 million of cash proceeds from our December 21, 2006 private placement in short-term, investment-grade securities.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities totaled approximately $4.9 million for the six months ended June 30, 2008 as a result of our private placement of securities on February 29, 2008.  By contrast, net cash provided by financing activities totaled approximately $45,000 in the six months ended June 30, 2007, consisting entirely of the proceeds from the exercise of warrants to purchase our common stock.

Future Funding Requirements

As of the date of this report, we believe we have sufficient liquidity and capital resources to fund our operations through the remainder of 2008.  However, the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of June 30, 2008, we had three proprietary product candidates in clinical trials, development of which is primarily accomplished through cancellable third-party contracts.  We are party to an office space lease that expires on December 31, 2009 that requires monthly rental payments of $7,072, which payments are scheduled to increase by 3% in January 2009.  We also expect our R&D expenses to continue to trend higher as our product candidates advance through the various stages of clinical development. The length of time required for clinical trials varies substantially according to the type, complexity, novelty and intended use of a product candidate. Some of the factors that could impact our liquidity and capital needs include, but are not limited to:

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

•                  the costs and timing of regulatory approvals and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2008, our cash and cash equivalents, which totaled approximately $7.7 million, were comprised entirely of money-market investments backed by U.S. government obligations, U.S. government agency obligations and investment-grade corporate bonds.  All of these securities are subject to default, changes in credit ratings and changes in market value. We limit our default risk by investing in money markets backed by U.S. government obligations, U.S. government agency obligations and investment-grade corporate bonds.  Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio.  Due to the short-term nature of these investments, if market interest rates were to increase by 10% from levels as of June 30, 2008, the decline in fair value would not be material.

Item 4.  Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2008. Based upon this evaluation, management has concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.             Legal Proceedings

None.

Item 1A.          Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part III, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the period ended December 31, 2007.

Risks Related to Our Business

We have incurred losses since inception and expect to incur significant losses in the foreseeable future and may never become profitable.

We have sustained operating losses since our inception in 1982. We believe these losses will continue for the foreseeable future as we pursue our product development efforts related to Tb4. As of June 30, 2008, our accumulated deficit totaled approximately $72.8 million and our cash and cash equivalents totaled approximately $7.7 million.

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

We anticipate that substantial new capital resources will be required to continue our independent development efforts, including any and all follow-on trials that will result from our current clinical programs, and to scale up manufacturing processes for RGN-137, RGN-259 and RGN-352. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include, without limitation:

•                  the scope of our clinical trials, which is significantly influenced by the quality of clinical data achieved as trials are completed and the requirements established by regulatory authorities,

•                  the speed with which we complete our clinical trials, which depends on the speed with which we can attract and enroll qualifying patients and the quality of the work performed by our clinical investigators,

•                  the time required to prosecute, enforce and defend our intellectual property rights, which depends on evolving legal regimes and infringement claims that may arise between us and third-parties,

•                  the ability to manufacture at scales sufficient to supply commercial quantities of any of our product candidates that receive regulatory approval, which may require levels of effort not currently anticipated and

•                  the successful commercialization of our drug candidates, which will depend on our ability to either create or partner with an effective commercialization organization and which could be delayed or prevented by the emergence of equal or more effective therapies.

Potential sources of outside capital include entering into strategic business relationships, public or private sales of shares of our capital stock, or debt, or other similar financial instruments. We do not at this time have any other committed sources of outside capital at this time. Consequently, there can be no assurance that we will be able to obtain capital in sufficient amounts, or on acceptable terms, or in the timeframe needed to ensure the uninterrupted execution of our business strategy.

One potential source of capital often relied on by emerging biotechnology companies is through licensing certain intellectual property rights to other biotechnology or pharmaceutical enterprises.  If we raise additional capital through such a license, we may have to give up valuable short- and/or long-term rights to such intellectual property.  In addition, as the business priorities of any license change over time, the possibility exists that its interest in developing our technology may diminish, which could have a material negative impact on the value of our interest in the license.  In addition, if we raise funds by selling shares of our common stock or securities convertible into our common stock, the ownership interest of our existing stockholders may be significantly diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets.

Our failure to successfully address ongoing liquidity requirements would have a material negative impact on our business, including the possibly of surrendering our rights to some technologies or product opportunities, delaying our clinical trials, or ceasing operations.

Our business prospects are difficult to evaluate because we are developing complex medical product candidates.

Since our product candidates rely on complex technologies, it may be difficult for you to assess our growth, licensing or earnings potential. It is likely we will face many of the difficulties that new technology companies often face. These include, among others:

•                  limited financial resources,

•                  developing novel, commercial grade drug substances,

•                  testing and evaluating a new chemical entity and its effects in highly-complex biological systems,

•                  marketing new products for which a market is not yet established and may never become established,

•                  challenges related to the approval and acceptance of drug candidates by federal and international regulatory authorities,

•                  delays inherent in the execution of clinical trials,

•                  high product development costs that result from all of these factors.

•                  competition from other therapies and drug candidates promoted by entities with significantly more capital resources and marketing expertise and

•                  difficulty recruiting qualified employees for management and other positions.

We will likely face these and other difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these difficulties as they arise, our results of operations and business prospects will be negatively affected. We cannot be certain that our product candidates will prove safe and efficacious, that our business strategies will be successful or that we will successfully address any and all problems that may arise.

We may not successfully establish and maintain development and testing relationships with third parties, which could adversely affect our ability to develop our product candidates.

We have only limited resources, experience with and capacity to conduct requisite testing and clinical trials of our drug candidates. As a result, we rely and expect to continue to rely on third-party service providers and collaborators, including corporate partners, licensors and contract research organizations (“CROs”), to perform a number of activities relating to the development of our drug candidates, including the design and conduct of clinical trials and, potentially, the obtaining of regulatory approvals.  For example, we currently rely on several third-party contractors to manufacture Tb4, formulate RGN-137, RGN-259 and RGN-352 into drug candidates, develop requisite assays to assess Tb4’s effectiveness in complex biological systems, recruit investigators and sites to participate in our trials, manage the clinical trial process and collect, evaluate and report clinical results.

We may not be able to maintain or expand our current arrangements with third parties or maintain such relationships on favorable terms.  Our agreements with these third parties may also contain provisions that restrict our ability to develop and test our product candidates or that give third parties rights to control aspects of our product development and clinical programs. In addition, conflicts may arise with our collaborators, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. If any conflicts arise with our existing or future collaborators, they may act in their self-interest, which may be adverse to our best interests.  Any failure to maintain our collaborative agreements and any conflicts with our collaborators could delay or prevent us from developing our product candidates.  We and our collaborators may fail to develop products covered by our present and future collaborations if, among other things:

•                  we do not achieve our objectives under our collaboration agreements,

•                  we or our collaborators are unable to obtain patent protection for the product, candidates or proprietary technologies we develop in our collaborations,

•                  we are unable to manage multiple simultaneous product discovery and development collaborations,

•                  our collaborators become competitors of ours or enter into agreements with our competitors,

•                  we or our collaborators encounter regulatory hurdles that prevent commercialization of our product candidates or

•                  we develop products and processes or enter into additional collaborations that conflict with the business objectives of our other collaborators.

We also have less control over the timing and other aspects of our clinical trials than if we conducted the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our clinical trials on our anticipated schedule or consistent with a clinical trial protocol or applicable regulations. We also rely on CROs to perform much of our data management and analysis. They may not provide these services as required or in a timely manner. If any of these parties do not meet deadlines or follow proper procedures, including procedures required by law, the pre-clinical studies and clinical trials may take longer than expected, may be delayed or may be terminated, which would have a materially negative impact on our product development efforts. If we were forced to find a replacement entity to perform any of our pre-clinical studies or clinical trials, we may not be able to find a suitable entity on favorable terms or at all. Even if we were able to find a replacement, resulting delays in the tests or trials may result in significant additional expenditures and delays in obtaining regulatory approval for drug candidates, which could have a material adverse impact on our results of operations and business prospects.

We are subject to intense government regulation and we may not receive regulatory approvals for our new drug candidates.

Our product candidates will require regulatory approvals prior to sale. In particular, therapeutic agents are subject to stringent approval processes prior to commercial marketing, by the FDA and by comparable agencies in most foreign countries.  The process of obtaining FDA and corresponding foreign approvals is costly and time consuming and we cannot assure you that such approvals will be granted.  Also, the regulations we are subject to change frequently, and such changes could cause delays in the development of our product candidates.  In addition, the timing of clinical trials is dependent on, among other things, FDA and investigational review board (“IRB”) reviews, clinical site approvals, successful manufacturing of clinical materials, sufficient funding and other factors outside of our control. There can be no assurance that our clinical trials will in fact demonstrate, to the satisfaction of the FDA and others, that our product candidates are sufficiently safe or effective. The FDA or we may also restrict or suspend our clinical trials at any time if either believes that we are exposing the subjects participating in the trials to unacceptable health risks.

As a consequence, we may need to perform more or larger clinical trials than planned, for reasons such as:

•                  the FDA or other health regulatory authorities, or IRBs, do not approve a clinical trial protocol or place a clinical trial on hold,

•                  suitable patients do not enroll in a clinical trial in sufficient numbers or at the expected rate, or data is adversely affected by trial conduct or patient drop out,

•                  patients experience serious adverse events, including adverse side effects of our drug candidates,

•                  patients die during a clinical trial for a variety of reasons that may or may not be related to our product candidates, including the advanced stage of their disease and medical problems,

•                  patients in the placebo or untreated control group exhibit greater than expected improvements or fewer than expected adverse events,

•                  third-party clinical investigators do not perform the clinical trials on the anticipated schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner,

•                  service providers, collaborators or co-sponsors do not adequately perform their obligations in relation to the clinical trial or cause the trial to be delayed or terminated,

•                  regulatory inspections of manufacturing facilities, which may, among other things, require us or a co-sponsor to undertake corrective action or suspend the clinical trials,

•                  the interim results of the clinical trial are inconclusive or negative,

•                  the clinical trial, although approved and completed, generates data that is not considered by the FDA or others to be sufficient to demonstrate safety and efficacy and

•                  changes in governmental regulations or administrative actions affect the conduct of the clinical trial or the interpretation of its results.

Any failure to obtain or any delay in obtaining regulatory approvals would have a material adverse impact on our ability to develop and commercialize our product candidates.

We may not be able to enter into strategic relationships with third parties related to the development and commercialization of our product candidates

One of our strategic focuses is to enter into relationships with one or more third-party pharmaceutical companies to license our technology and to help us continue the development of our product candidates.  We believe that having such relationships would enable us to both defray the costs associated with the development of our product candidates and accelerate the speed with which we may be able to complete development of and obtain regulatory approval for our product candidates and commercialize such products.  However, we can offer no assurance that we will be able to enter into license and development agreements with third-party pharmaceutical companies or that any such relationships would in fact decrease our costs or accelerate our product development efforts. If we are unable to enter into such relationships, our product development efforts may be slowed or related costs may increase.  In addition, any such relationships would require us to give up significant rights in our product candidates, which rights may, over time, have been worth more to us if we had been able to commercialize such product candidates without entering into third-party agreements.

Mauro Bove, a member of our Board, is also a director and officer of Sigma-Tau, our largest stockholder, which could give rise to a conflict of interest involving Mr. Bove.

Mauro Bove, a member of our board of directors (“Board”), is also a director and officer of Sigma-Tau, our largest stockholder and our licensee in Europe with respect to the development of certain of our drug candidates.  In February 2008, we issued shares of common stock and common stock warrants to certain affiliates of Sigma-Tau in a private placement that gave us the right to repurchase the shares under certain circumstances.  Also, in 2004, we licensed Tb4 to Defiante Farmaceutica S.p.A., a wholly-owned subsidiary of Sigma-Tau, for internal and external wound healing for the European Union.  Upon the successful completion of a Phase II trial Defiante is obligated to either make a $5 million milestone payment or initiate and pay for a Pivotal Phase III trial.  As a result of Mr. Bove’s relationship with Sigma-Tau, there could be a conflict of interest between Mr. Bove and our stockholders other than Sigma-Tau with respect to these and other agreements and circumstances that may require the exercise of the Board’s discretion with respect to Sigma-Tau.

We are heavily reliant on our license from the National Institutes of Health and may be unable to maintain our license.

We have received an exclusive world-wide license to intellectual property discovered at the National Institutes of Health (“NIH”), pertaining to wound healing and tissue repair. This license terminates upon the last to expire of the patent applications that are filed in connection with the license. This license requires us to pay a minimum annual royalty to the NIH, regardless of the success of our product development efforts, plus certain other royalties upon the sale of products created by the intellectual property granted under the license. We rely on this license for a significant portion of our business. This license may be terminated for a number of reasons, including non-payment of the royalty or lack of continued product development, among others.  The loss of this license would have a material adverse effect on our business and business prospects and may require us to cease development of our current line of product candidates.

 All of our drug candidates are based on a single compound that has yet to be proven effective.

Our current primary business focus is the development of Tb4, and its analogues, derivatives and fragments, for the treatment of non-healing wounds and other conditions. While we have in the past explored and may in the future explore the use of other compounds for the treatment of other medical conditions, we presently have no immediate plans to develop products for such purposes. Unlike many pharmaceutical companies that have a number of unique chemical entities in development, we are dependent on a single molecule, formulated for different administrations, for the success of our company. As a result, any common safety or efficacy concerns for Tb4-based products that cross formulations would have a much greater impact on our business prospects than if we were more diversified.

Our new drug candidates are still in research and development and we do not expect them to be commercially available for the foreseeable future, if at all. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach market for a number of reasons. These reasons include the possibility that the potential products may:

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

We do not own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We currently rely, and expect to continue to rely, primarily on one of the leading peptide manufacturers to supply us with Tb4 for further formulation into our product candidates.  We have engaged three separate smaller drug formulation contractors for the formulation of clinical grade product candidates, one each for RGN-137, RGN-259 and RGN-352.  We currently do not have an alternative source of supply for either Tb4 or the individual drug candidates. If these suppliers, together or individually, are not able to supply us with either Tb4 or individual product candidates on a timely basis, in sufficient quantities, at acceptable levels of quality and at a competitive price or if we are unable to identify a replacement manufacturer to perform these functions on acceptable terms, our development programs, could be seriously jeopardized.

The risks of relying solely on single suppliers for our product candidates include:

•                  their respective abilities to ensure quality and compliance with regulations relating to the manufacture of pharmaceuticals,

•                  their manufacturing capacity may not be sufficient or available to produce the required quantities of our product candidates based on our planned clinical development schedule, if at all,

•                  they may not have access to the capital necessary to expand their manufacturing facilities in response to our needs,

•                  commissioning replacement suppliers would be difficult and time consuming,

•                  individual suppliers may have used substantial proprietary know-how relating to the manufacture of our product candidates and, in the event we must find a replacement or supplemental supplier, our ability to transfer this know-how to the new supplier could be an expensive and/or time consuming process,

•                  an individual supplier may experience events, such as a fire or natural disaster, that force it to stop or curtail production for an extended period,

•                  an individual supplier could encounter significant increases in labor, capital or other costs that would make it difficult for them to produce our products cost-effectively,

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

We are engaged in a business that is highly competitive. Research and development activities for the development of drugs to treat indications within our focus are being sponsored or conducted by private and public institutions and by major pharmaceutical companies located in the United States and a number of foreign countries. Most of these companies and institutions have financial and human resources that are substantially greater than our own, and that have extensive experience in conducting research and development activities and clinical trials and in obtaining the regulatory approvals necessary to market pharmaceutical products. With respect to wound healing, Johnson & Johnson is marketing Regranex™ for this purpose in patients with diabetic foot ulcers. Other companies, such as Novartis, are developing and marketing artificial skins which could compete with our product candidates in certain wound healing areas. Moreover, wound healing is a large and highly fragmented marketplace attracting many companies, large and small, to develop products for treating acute and chronic wounds, including, for example, honey-based ointments and low frequency cavitational ultrasound. Additionally, most large pharmaceutical companies and many smaller biomedical companies are vigorously pursuing therapeutics to treat patients after heart attacks and other cardiovascular indications.

We face the risk of product liability claims, which could adversely affect our business and financial condition.

We may be subject to product liability claims as a result of our testing, manufacturing and marketing of drugs. In addition, the use of our product candidates, when and if developed and sold, will expose us to the risk of product liability claims. Product liability may result from harm to patients using our product candidates, such as a complication that was either not communicated as a potential side effect or was more extreme than communicated. We will require all patients enrolled in our clinical trials to sign consents, which explain various risks involved with participating in the trial. However, patient consents provide only a limited level of protection, and it may be alleged that the consent did not address or did not adequately address a risk that the patient suffered. Additionally, we will generally be required to indemnify the clinical product manufacturers, clinical trial centers, medical professionals and other parties conducting related activities in connection with losses they may incur through their involvement in the clinical trials.

Our ability to reduce our liability exposure for human clinical trials and commercial sales of Tb4 is dependent in part on our ability to obtain sufficient product liability insurance or to collaborate with third parties that have adequate insurance. Although we intend to obtain product liability insurance coverage, we cannot guarantee that product liability insurance will continue to be available to us on acceptable terms, or at all, or that its coverage will be sufficient to cover all claims against us. A product liability claim, even one without merit or for which we have substantial coverage, could result in significant legal defense costs, thereby potentially exposing us to expenses significantly in excess of our revenues.

Governmental and third-party payers may subject any product candidates we develop to sales and pharmaceutical pricing controls that could limit our product revenues and delay profitability.

The successful commercialization of our product candidates will likely depend on our ability to obtain reimbursement for the cost of the product and treatment. Government authorities, private health insurers and other organizations, such as health maintenance organizations, are increasingly seeking to lower the prices charged for medical products and services. Also, the trend toward managed health care in the United States, the growth of healthcare maintenance organizations and legislative proposals to reform healthcare and government insurance programs could have a significant influence on the purchase of healthcare services and products, resulting in lower prices and reducing demand for our product candidates. The cost containment measures that healthcare providers are instituting and any healthcare reform could reduce our ability to sell our product candidates and may have a material adverse effect on our operations. We cannot assure you that reimbursement in the United States or foreign countries will be available for any of our product candidates, or that any reimbursement granted will be maintained, or that limits on reimbursement available from third-party payers will not reduce the demand for, or the price of, our product candidates. The lack or inadequacy of third-party reimbursements for certain of our product candidates would decrease the potential profitability of our operations. We cannot forecast what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect the legislation or regulation would have on our business.

Clinical trials could be delayed or fail to show efficacy, resulting in additional cost or failure to commercialize our technology platform.

All of our drug candidates are currently in the clinical stage and we cannot be certain that a collaborator or we will successfully complete the clinical trials necessary to receive regulatory product approvals. This process is lengthy, unpredictable and expensive. To obtain regulatory approvals, a collaborator or we must ultimately demonstrate to the satisfaction of the FDA and others that our product candidates are sufficiently safe and effective for their proposed use.  Many factors, known and unknown, can adversely impact clinical trials and the ability to evaluate a product candidate’s safety and efficacy, including unexpected delays in the initiation of clinical sites, slower than projected enrollment, competition with ongoing clinical trials and scheduling conflicts with participating clinicians, regulatory requirements, limits on manufacturing capacity and failure of a product candidate to meet required standards for administration to humans. Such factors may have a negative impact on our business by making it difficult to advance product candidates or by reducing or eliminating their potential or perceived value. Further, if we are forced to contribute greater financial and clinical resources to a study, valuable resources will be diverted from other areas of our business.

Clinical trials for product candidates such as ours are often conducted with patients who have more advanced forms of a particular condition and/or other unrelated conditions. For example, in clinical trials for our lead product candidate RGN-137, we expect to study patients who are not only suffering from chronic epidermal wounds but are also older and much more likely to have other serious adverse conditions. During the course of treatment, these patients could die or suffer other adverse events for reasons that may or may not be related to the drug candidate being tested. Furthermore, and as a consequence of the fact that all of our drug candidates are based on Tb4, cross-over risk exists (a patient in one trial may be adversely impacted by one drug candidate and that adverse event may have implications for our other trials and other drug candidates).  However, even if unrelated to our product candidates, such events can nevertheless adversely impact our clinical trials, and our business prospects would suffer.

Our ability to complete clinical trials depends on many factors, including obtaining adequate clinical supplies and having a sufficient rate of patient recruitment.  For example, patient recruitment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the perceptions of investigators and patients regarding safety and the availability of other treatment options. Even if patients are successfully recruited, we cannot be sure they will complete the treatment process. Delays in patient enrollment or treatment in clinical trials may result in increased costs, program delays, or failure, any of which can substantially affect our business or perceived value.

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

Even if approved for marketing, our technologies and product candidates are unproven and they may fail to gain market acceptance.

Our product candidates which are all based on the molecule Tb4 are new and rapidly evolving and have not been shown to be effective in clinical trials.  There is no guarantee that health care providers or patients will be interested in our product candidates even if they are approved for use. Our success will depend in part on our ability to demonstrate sufficient clinical benefits, reliability, safety and cost effectiveness of our product candidates and technology relative to other approaches, as well as on our ability to continue to develop our product candidates to respond to competitive and technological changes. If the market does not accept our product candidates when and if we are able to commercialize them, then we may never become profitable. Factors that could delay, inhibit or prevent market acceptance of our product candidates may include:

•                  the timing and receipt of marketing approvals,

•                  the safety and efficacy of the products,

•                  the emergence of equivalent or superior products,

•                  the cost-effectiveness of the products and

•                  ineffective marketing.

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

Our product candidates and processes involve the controlled storage, use and disposal by our suppliers of certain hazardous and biological materials and waste products. We and our suppliers and other collaborators are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Even if we and these suppliers and collaborators comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result and we do not carry insurance for this type of claim. We may also incur significant costs to comply with current or future environmental laws and regulations.

If we enter markets outside the United States our business will be subject to political, economic, legal and social risks in those markets, which could adversely affect our business.

There are significant regulatory and legal barriers to entering markets outside the United States that we must overcome if we seek regulatory approval for such market our product candidates in countries other than the United States. We currently intend to market any approved products in the United States, Europe, Japan, India and territories surrounding the Pacific Rim. We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs and legal systems. Any sales and operations outside the United States would be subject to political, economic and social uncertainties including, among others:

•                  changes and limits in import and export controls,

•                  increases in custom duties and tariffs,

•                  changes in currency exchange rates,

•                  economic and political instability,

•                  changes in government regulations and laws,

•                  absence in some jurisdictions of effective laws to protect our intellectual property rights and

•                  currency transfer and other restrictions and regulations that may limit our ability to sell certain product candidates or repatriate profits to the United States.

Any changes related to these and other factors could adversely affect our business if we enter markets outside the United States.

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

Regulatory authorities in some jurisdictions, including Europe and the United States, may designate drugs that target relatively small patient populations as orphan drugs. In June 2004, we received Orphan Drug designation from the FDA for Tb4 for the treatment of EB, a rare genetic disease characterized by the presence of extremely fragile skin and other tissues, resulting in recurrent blisters from minor mechanical friction or trauma, and we may pursue orphan drug designation for additional product candidates. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity. The exclusivity applies only to the indication for which the drug has been designated and approved. The applicable exclusivity period is seven years in the United States, but this period may be interrupted if a sponsor of a competitive product that is otherwise the same drug for the same use can show that its drug is clinically superior to our orphan drug candidate. The European exclusivity period is ten years, but may be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including where it is shown that the drug is sufficiently profitable so that market exclusivity is no longer justified. In addition, European regulations establish that a competitor’s marketing authorization for a similar product with the same indication may be granted if there is an insufficient supply of the product or if another applicant can establish that its product is safer, more effective or otherwise clinically superior. If a competitor obtains orphan drug exclusivity for a product competitive with EB before we do and if the competitor’s product is the same drug with the same indication as ours, we would be excluded from the market, unless we can show that our drug is safer, more effective or otherwise clinically superior. Even if we obtain orphan drug exclusivity for EB for these indications, we may not be able to maintain it if a competitor with a product that is otherwise the same drug can establish that its product is clinically superior.

Risks Related To Our Intellectual Property

If we are not able to maintain adequate patent protection for our product candidates, we may be unable to prevent our competitors from using our technology or technology that we license.

Our success also will depend in substantial part on our ability to obtain, defend and enforce patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and abroad. Pursuant to a research agreement with The George Washington University, we have rights to two U.S. patents relating to the treatment of septic shock. We also own patents related to the use of Tb4, among other thymic peptides, for the stimulation of hair growth. Pursuant to an exclusive world-wide license from the NIH, we have exclusive rights under a patent application filed by the NIH for the use of Tb4 in the treatment of non-healing wounds. While this patent has issued in certain countries, we cannot guarantee whether or when the patent will be issued or the scope of patent issued in other countries.  We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tb4.  We have also in-licensed other intellectual property rights from third parties that could be subject to the same risks as our own patents.  If any of these patent applications do not issue, or do not issue in certain countries, or are not enforceable, the ability to commercialize Tb4 in various medical indications could be substantially limited or eliminated.

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

The value of our patents depends in part on their duration. A shorter period of patent protection could lessen the value of our rights under any patents that may be obtained and may decrease revenues derived from its patents. The United States patent laws were amended in 1995 to change the term of patent protection from 17 years from patent issuance to 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology applications may be more than three years depending on the subject matter, a 20-year patent term from the filing date may result in substantially shorter patent protection. This would shorten our period of patent exclusivity and may decrease the revenues that we might derive from the patents and the value of our patent portfolio.

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

During the quarter ended June 30, 2008, our closing stock price has ranged from $0.83 to $1.92 with an average daily trading volume of 32,314 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this prospectus, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

•                  results of pre-clinical studies and clinical trials,

•                  commercial success of approved products,

•                  corporate partnerships,

•                  technological innovations by us or competitors,

•                  changes in laws and government regulations both in the U.S. and overseas,

•                  changes in key personnel at our company,

•                  developments concerning proprietary rights, including patents and litigation matters,

•                  public perception relating to the commercial value or safety of any of our product candidates,

•                  future sales of our common stock,

•                  future issuance of our common stock causing dilution,

•                  anticipated or unanticipated changes in our financial performance,

•                  general trends related to the biopharmaceutical and biotechnological industries and

•                  general conditions in the stock market.

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

As of July 31, 2008, our officers, directors and principal stockholders together control approximately 53% of our outstanding common stock. Included in this group is Sigma-Tau and its affiliates, which together hold outstanding shares representing approximately 41% of our outstanding common stock.  Certain shares of common stock held by Sigma-Tau and its affiliates, representing approximately 13% of our outstanding common stock, are subject to voting agreements under which our Board controls the voting power of such stock.  We cannot assure you that such voting agreements would prevent Sigma-Tau and its affiliates from taking actions not in your best interests and effectively exercising control over us.  In addition, these voting agreements expire with respect to securities representing approximately 10% of our outstanding common stock on December 31, 2010, and with respect to securities representing 3% of our outstanding common stock on June 23, 2010.  After such time, we will have no control over the voting of these securities, including with respect to the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

Currently, we are authorized to issue up to 100,000,000 shares of our common stock, and as of July 31,

2008, there were issued and outstanding 51,553,527 shares of our common stock. The authorized but unissued shares may be issued by us in such transactions and at such times as our Board considers appropriate, whether in public or private offerings, as stock splits or dividends or in connection with mergers and acquisitions or otherwise. Sales of a substantial number of shares of our common stock in the public market could harm the market price of our common stock. As of July 31, 2008, directors, officers and 10% stockholders hold 27,406,290 shares of our common stock and may sell such shares at their discretion subject to certain contractual and regulatory limitations.

The exercise of options and warrants and other issuances of shares of common stock or securities convertible into common stock will dilute your interest.

As of July 31, 2008, there were outstanding options to purchase an aggregate of 4,032,500 shares of our common stock at prices ranging from $0.28 per share to $3.80 per share, of which options to purchase 2,385,665 shares were exercisable as of such date. As of July 31, 2008, there were outstanding warrants to purchase 3,837,320 shares of our common stock, at a weighted average exercise price of $3.11.  The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests (as in a stock dividend or stock split) will result in dilution to each stockholder by reducing his or her percentage ownership of the total outstanding shares.  Moreover, if that we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised or we issue restricted stock, stockholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.

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

None.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Security Holders

None.

Item 5.             Other Information

None.

Item 6.             Exhibits

Exhibit No.	Description of Exhibit	Reference

3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Company’s Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

3.2	Certificate of Amendment	Exhibit 3.2 to the Company’s Transitional Report on Form 10-K (filed March 18, 1991)

3.3	Certificate of Amendment	Exhibit 3.3 to the Company’s Form 10-KSB (filed April 2, 2001)

3.4	Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 2 to the Company’s Current Report on Form 8-K (filed May 2, 1994)

3.5	Amended and Restated Bylaws of Company	Exhibit 3.4 to the Company’s Quarterly Report on Form 10Q (filed August 14, 2006)

3.6	Amendment to Amended and Restated Bylaws of the Company	Exhibit 3.6 to the Company’s Registration Statement No. 333-152250 (filed July 10, 2008)

4.1	Form of Stock Certificate	Exhibit 4.1 to the Company’s Registration Statement, File No. 33-9370, Amendment No. 1 (filed November 26, 1986)

4.2	Form of Rights Certificate	Exhibit 3 to the Company’s Current Report on Form 8-K (filed May 2, 1994)

4.3	Rights Agreement, dated as of April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 1 to the Company’s Current Report on Form 8-K (filed May 2, 1994)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to the Company’s Annual Report on Form 10-KSB (filed March 31, 2006)

31.1 & 31.2	Certifications dated August 11, 2008	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 & 32.2	Certifications dated August 11, 2008	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date:	August 11, 2008	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer

/s/C. Neil Lyons
C. Neil Lyons
Chief Financial Officer