Form 10-Q
period 2008-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2008-11-13
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

51,553,527 shares of RegeneRx Biopharmaceuticals, Inc. Common Stock, par value $0.001 per share, were outstanding as of November 6, 2008.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.                    Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	September 30	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,386,899	$3,696,878
Short-term investments	—	4,579,592
Accounts receivable	—	26,951
Prepaid expenses and other current assets	309,750	268,244
Total current assets	5,696,649	8,571,665
Fixed assets, net of accumulated depreciation of $77,029 and $62,227	29,633	44,435
Other non-current assets	5,693	5,693
Total assets	$5,731,975	$8,621,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$402,069	$273,561
Accrued expenses	1,217,860	2,195,508
Total current liabilities	1,619,929	2,469,069

Commitments	—	—

Stockholders’ equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	—	—
Common stock, par value $.001 per share, 100,000,000 shares authorized; 51,553,527 and 46,553,527 issued and outstanding	51,554	46,554
Additional paid-in capital	79,277,011	73,513,292
Accumulated other comprehensive loss	—	(1,543)
Accumulated deficit	(75,216,519)	(67,405,579)
Total stockholders’ equity	4,112,046	6,152,724
Total liabilities and stockholders’ equity	$5,731,975	$8,621,793

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three-Months ended September 30,		Nine-Months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sponsored research revenue	$136,245	$213,373	$168,412	$213,373

Operating expenses:
Research and development	1,766,350	1,761,759	5,198,515	6,120,007
General and administrative	773,892	684,617	2,954,177	2,269,745
Total operating expenses	2,540,242	2,446,376	8,152,692	8,389,752
Loss from operations	(2,403,997)	(2,233,003)	(7,984,280)	(8,176,379)
Interest income	30,606	151,301	138,340	539,239
Net loss	$(2,373,391)	$(2,081,702)	$(7,845,940)	$(7,637,140)

Basic and diluted net loss per common share	$(0.05)	$(0.04)	$(0.16)	$(0.16)
Weighted average number of common shares outstanding	51,553,527	46,443,527	50,604,767	46,436,479

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(7,845,940)	$(7,637,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,802	15,695
Non-cash share-based compensation	820,959	771,520
Changes in operating assets and liabilities:
Accounts receivable	26,951	59,118
Prepaid expenses and other current assets	(6,506)	(221,899)
Other non-current assets	—	6,056
Accounts payable	128,508	(30,558)
Accrued expenses	(977,648)	(46,204)
Net cash used in operating activities	(7,838,874)	(7,083,412)

Investing activities:
Purchase of short-term, available-for-sale investments	—	(17,562,536)
Proceeds from sales/maturities of short-term investments	4,581,135	13,400,000
Purchase of fixed assets	—	(10,433)
Net cash provided by (used in) investing activities	4,581,135	(4,172,969)

Financing activities:
Net proceeds from issuance of common stock	4,947,760	—
Preceeds from exercise of warrants	—	45,706
Net cash provided by financing activities	4,947,760	45,706
Net increase (decrease) in cash and cash equivalents	1,690,021	(11,210,675)
Cash and cash equivalents:
Beginning of period	3,696,878	13,052,308
End of period	$5,386,899	$1,841,633

Non-cash transactions:
Cumulative adjustment to Accumulated Deficit for the adoption of EITF 07-03 (See Note F)	$35,000	$—

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

For the nine-months ended September 30, 2008 and 2007 (Unaudited)

A.      ORGANIZATION, BUSINESS OVERVIEW AND BASIS OF PRESENTATION

RegeneRx Biopharmaceuticals, Inc. (the “Company”, “we”, “us”, “our” or “RegeneRx”), is a biopharmaceutical company focused on the discovery and development of novel molecules to promote tissue and organ repair.  Currently, we have formulated three product candidates based on Thymosin beta 4 (“Tb4”), a 43 amino acid peptide.  Current research suggests that these product candidates may prove efficacious for multiple medical indications when administered either topically or systemically.  Therefore, we are developing several Tb4-based product candidates:  RGN-137, a topically applied gel for hard-to-heal chronic dermal wounds; RGN-259, a sterile, preservative-free topical eye drop for ophthalmic wounds; and RGN-352, a parenteral (injectable) formulation for systemic delivery of Tb4.  We are initially targeting our parenteral formulation for the treatment of patients with an acute myocardial infarction (“AMI”) or heart attack.  Additionally, we have announced RGN-457, a fourth, pre-clinical formulation of Tb4 targeting cystic fibrosis and other pulmonary indications.

We have applied for or hold over sixty world-wide patents on peptide compositions, uses and formulations related to dermal, ophthalmic and other organ and tissue repair, as well as for cosmetic and consumer product applications.  We are sponsoring five clinical trials under Investigational New Drug Applications (“INDs”) cleared by the U.S. Food and Drug Administration (“FDA”).  These five trials are being conducted in parallel and include three Phase II dermal wound healing trials for RGN-137, our topical dermal gel, a Phase II ophthalmic wound healing trial for RGN-259, our sterile eye drop, and a Phase I clinical trial for RGN-352, our injectable product candidate in support of our cardiovascular clinical program.  Under one of our INDs and with European regulatory approval, an affiliate of Sigma-Tau Finanziaria S.p.A. (“Sigma-Tau”), our largest stockholder and a leading international pharmaceutical company, is conducting one of the Phase II dermal wound healing clinical trials in venous stasis ulcers in Italy and Poland.  Sigma-Tau has assumed all costs associated with that trial.

We completed patient enrollment in our first two Phase II clinical trials in the second and third quarters of 2008.  We expect to report preliminary data from the Phase II pressure ulcer trial in December 2008 and from the Phase II venous stasis trial in January 2009.  We also expect to report data from the Phase I parenteral (injectable) trial in the 1st quarter of 2009.  The other trials are targeted for completion in 2009.

The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented.  These statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by GAAP. The accounting policies underlying our unaudited interim financial statements are consistent with those underlying our audited annual financial statements. These unaudited interim financial statements should be read in conjunction with the audited annual financial statements as of and for the year ended December 31, 2007, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”).

The accompanying December 31, 2007 financial information was derived from our audited financial statements.  Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other future period.

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

B.      SPONSORED RESEARCH REVENUES

We account for non-refundable grants as “Sponsored Research Revenues.”  Associated revenues are recognized when the associated research has been performed and the related underlying costs are incurred.

C.      NET LOSS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding during the three and nine-month periods ended September 30, 2008 and 2007.  During these periods, certain securities were not included in the calculation as their effect would be anti-dilutive.  Securities that could potentially dilute basic net loss per share in the future, and that were not included in the calculation of diluted net loss per share, are as follows:

	September 30,
	2008	2007

Outstanding stock options	4,092,500	3,545,000
Warrants	3,837,320	3,522,544
Total potential common shares excluded from diluted net loss per share computation	7,929,820	7,067,544

D.      STOCK BASED COMPENSATION

We have a share-based compensation plan under which employees, consultants, advisors and non-employee directors may be granted options to purchase shares of our common stock at the fair market value at the time of grant.  We recognize the fair value of share-based compensation in net loss on a straight-line basis over the requisite service period.

The following table provides amounts of share-based compensation cost recorded in the statement of operations:

	Three months ended		Nine Months ended
	September 30,		September 30,
	2008	2007	2008	2007

Employees	$184,255	$162,871	$530,719	$486,356
Non-employees	96,354	94,239	290,240	285,164
Total share-based compensation expense	$280,609	$257,110	$820,959	$771,520

Research and development	$111,509	$105,534	$328,552	$317,187
General and administrative	169,100	151,576	492,407	454,333
Total share-based compensation expense	$280,609	$257,110	$820,959	$771,520

During the first nine months of 2008 and 2007, we granted options to purchase 547,500 shares of our common stock and 860,000 shares of our common stock, respectively. The weighted average fair value of options granted for the first nine months of 2008 and 2007 was $1.23 and $2.24 per option, respectively, and was determined using the following assumptions:

	2008	2007

Dividend yield	0.0%	0.0%
Risk free rate of return	2.7 - 3.7%	3.9 - 5.1%
Expected life in years	4.75 - 4.75	3.0 - 5.0
Volatility	68-73%	68 - 75%

At September 30, 2008, there was a total of approximately $1,345,748 in unrecognized compensation expense related to non-vested stock options which will be recognized over a weighted average period of 1.23 years.

E.     EQUITY TRANSACTIONS

On February 29, 2008, we closed agreements with two affiliates of Sigma-Tau, who are both accredited investors, with respect to the sale of 5,000,000 shares of common stock at a price per share of $1.00 for gross proceeds of $5,000,000 (net proceeds of $4,947,760 after deducting exchange listing and legal fees associated with the transaction.).  In connection with the offering, we also issued warrants to purchase an additional 1,000,000 shares of common stock with an exercise price of $1.60 per share.  Under the terms of the offering, we may, in our sole discretion, repurchase the shares sold in the offering at any time until December 31, 2009, for $2.00 per share or, at any time between January 1, 2010 and December 31, 2010, for $2.50 per share.  Our repurchase right terminates after December 31, 2010.  In addition, the purchasers have agreed to vote the shares sold in the offering, and any additional shares issued pursuant to the exercise of the warrants, at the direction of our Board of Directors until December 31, 2010.  The warrants have a term of three years.  One-third of the warrants vested upon the closing of the offering, one-third is scheduled to vest on December 31, 2008, and one-third is scheduled to vest on December 31, 2009.

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

At September 30, 2008, we had issued and outstanding warrants to purchase 3,837,320 shares of our common stock at a weighted average purchase price of $3.11 per share after giving effect to the March 31, 2008 warrant extension and including warrants to purchase 333,334 shares of our common stock that were issued on February 29, 2008 to certain affiliates of Sigma-Tau, each as described above.

On July 2, 2008, stockholders approved an amendment to our Amended and Restated 2000 Stock Option and Incentive Plan, as amended (the “Plan”), to increase the aggregate number of shares of common stock authorized for issuance under the Plan by 2.3 million shares to an aggregate of 6.5 million shares.  As of September 30, 2008, we had issued and outstanding options to purchase 4,092,500 shares of our common stock at a weighted average purchase price of $1.73 per share.

F. PRONOUNCEMENTS IMPLEMENTED

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is effective as of January 1, 2008. The adoption of SFAS 157 did not have an impact on our financial position or operating results. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 (“FSP 157-2”). FSP 157-2 permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. We are currently assessing the impact of SFAS 157 for non-financial assets and non-financial liabilities on our consolidated statements of financial position and results of operations. In October 2008, the FASB issued Staff Position No. FAS  157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157, which we adopted as of January 1, 2008, in cases where a market is not active. We have considered the guidance provided by FSP 157-3 in our determination of estimated fair values as of September 30, 2008, and the impact was not material.

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

G. PRONOUNCEMENTS NOT YET IMPLEMENTED

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

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), “Business Combinations.”   SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, non-controlling interest in the acquiree and goodwill acquired, and expands disclosures about business combinations. SFAS 141(R) requires the acquirer to recognize changes in valuation allowances on acquired deferred tax assets in its statement of operations. These changes in deferred tax benefits were previously recognized through a corresponding reduction to goodwill. With the exception of the provisions regarding acquired deferred taxes, which are applicable to all business combinations, SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. We do not expect the adoption of SFAS 141(R) to have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards that require:

·                  The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity;

·                  The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income;

·                  Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently;

·                  When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value; and

·                  Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

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

In June 2008, the FASB issued FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-06-1”). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share.” Our unvested share-based payment awards are not eligible to receive dividends; therefore FSP EITF 03-06-1 will not have any impact on our financial statements.

H. INCOME TAXES

As of September 30, 2008, there have been no material changes to our uncertain tax positions disclosures as provided in Note 8 of the Annual Report. We do not anticipate that total unrecognized tax benefits will significantly change prior to September 30, 2009.

I. FAIR VALUE MEASUREMENTS

On January 1, 2008, we adopted SFAS 157, which established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS No. 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value. For assets and liabilities that are already required to be disclosed at fair value, SFAS No. 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of our financial instruments reflects the amounts that we estimate to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (the “exit price”). SFAS No. 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

·	Level 1 - Quoted prices in active markets for identical assets and liabilities.

·	Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities.

·	Level 3 - Unobservable inputs.

In accordance with SFAS No. 157, the following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$888,493	$—	$—	$888,493

United States Treasury Bills	4,498,406	—	—	4,498,406

Total	$5,386,899	$—	$—	$5,386,899

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the words “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “may” or other similar expressions.  In addition, any statements that refer to projections of our future financial performance, our clinical development programs and schedules, our future capital resources, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We cannot guarantee that we will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements.  There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make, including those described under “Risk Factors” set forth below. In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.

Overview

Our operations consist primarily of pre-clinical studies and clinical trials related to the development of product candidates based on Thymosin beta 4 (“Tb4”), a 43 amino acid peptide. Currently, we are developing three Tb4-based drug formulations, including:  RGN-137, a topically applied gel for chronic dermal wounds; RGN-259, a sterile eye drop for ophthalmic injuries; and RGN-352, a parenteral (injectable) formulation for systemic delivery of Tb4.  We are initially targeting our parenteral formulation for the treatment of patients with an acute myocardial infarction (“AMI”) or heart attack.  Additionally, we have announced RGN-457, a fourth, pre-clinical formulation of Tb4 targeting cystic fibrosis and other pulmonary indications.

We are currently sponsoring, in parallel, three Phase II dermal wound healing clinical trials using RGN-137, a Phase II ophthalmic wound healing trial using RGN-259, and a Phase I clinical trial utilizing RGN-352 to support our cardiovascular clinical program.  Under our Phase II Investigational New Drug Application (“IND”) and with European regulatory approval, an affiliate of our largest stockholder, Sigma-Tau Finanziaria S.p.A.  (“Sigma-Tau”), is conducting one of the Phase II dermal wound healing clinical trials in the European Union and has assumed all associated costs.  We are primarily responsible for the costs associated with the other four trials.

We completed patient enrollment in our first two Phase II clinical trials in the second and third quarters of 2008.  We expect to report preliminary data from the Phase II pressure ulcer trial in December 2008 and from the Phase II venous stasis trial in January 2009.  We also expect to report data from the Phase I parenteral (injectable) trial in the 1st quarter of 2009.  The other trials are targeted for completion in 2009.

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

Most of our expenditures to date have been for research and development (“R&D”) and general and administrative (“G&A”) activities.  R&D includes all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors.  Those costs include:  manufacturing Tb4; formulation of Tb4 into the various product candidates, including vialing and labeling; stability for both Tb4 and the various formulations; pre-clinical toxicology, safety and pharmacokinetic studies; clinical trial management; patient care and study participation; medical oversight; laboratory evaluations; statistical data analysis; regulatory compliance; quality assurance; and other related activities.  R&D also includes cash and non-cash compensation, employee benefits, travel and other miscellaneous costs related to our internal R&D personnel, which comprises seven persons in total, who are wholly dedicated to our R&D efforts.  R&D also includes a proration of our common infrastructure costs for office space and communications.  We expense our R&D costs as they are incurred.

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

G&A costs include outside professional fees for legal, audit and accounting services, including the costs to prosecute new patent applications and maintain existing patents; review, draft and negotiate financing, manufacturing and other corporate documents; research and conclude on appropriate financial reporting matters, compliance with the Sarbanes-Oxley Act of 2002 and the financial audits required by the Securities and Exchange Commission (“SEC”).  G&A also includes cash and non-cash compensation, employee benefits, travel and other miscellaneous costs related to  our internal G&A personnel, which comprises three persons in total, who are wholly dedicated to defining corporate strategy, management, and strategic partnering/business development.  G&A also includes a proration of our common infrastructure costs for office space and communications.

Critical Accounting Policies.

In Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on March 28, 2008 (the “Annual Report”), we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our Annual Report.

Results of Operations

Comparison of the three months ended September 30, 2008 and 2007

Revenues.  For the three months ended September 30, 2008 and 2007, revenues recognized under our grant from the National Institutes of Health (“NIH”) for the orphan indication Epidermolysis Bullosa (“EB”) decreased from approximately $0.2 million in 2007 to $0.1 million in 2008.  Revenue recognized in both periods is a function of qualifying costs incurred for reimbursement during the period as compared to funding available.  During the quarter ended September 30, 2008, we received funding on this grant in the amount of $136,245, compared to $213,373 in 2007, bringing the total federal funding for our EB research efforts to approximately $680,000.  As of September 30, 2008, all funding had been received and we do not expect to receive any additional funds.

R&D Expenses.  For both the three months ended September 30, 2008 and 2007, our R&D expenses were approximately $1.8 million.  While the underlying clinical trial activity varied between the periods, the net overall expenditures remained consistent.

G&A Expenses.  For the three months ended September 30, 2008, our G&A expenses increased by less than  $0.1 million, or 13%, to approximately $0.8 million, as compared to approximately $0.7 million for the three months ended September 30, 2007. This difference was attributable to increased legal costs related to the continued expansion of our intellectual property portfolio and other business development matters.

Comparison of the nine months ended September 30, 2008 and 2007

Revenues.  For both the nine months ended September 30, 2008 and 2007, revenue was approximately  $0.2 million.  Revenue recognized in both periods is a function of qualifying costs incurred for reimbursement during the period as compared to funding available.  During the nine months ended September 30, 2008, we received funding on this grant in the amount of $168,412, compared to $213,373 in 2007, bringing the total federal funding for our EB research efforts to approximately $680,000.  As of September 30, 2008,  all funding had been received and we do not expect to receive any additional funds.

R&D Expenses.  For the nine months ended September 30, 2008, our R&D expenses decreased by approximately $0.9 million, or 15%, to approximately $5.2 million, as compared to approximately $6.1 million for the nine months ended September 30, 2007, primarily due to our periodic purchase of Tb4.  During the first nine months of 2007 we purchased $0.9 million of Tb4 without a corresponding purchase in the first nine months of 2008.  At the end of 2007 we also purchased approximately $0.8 million of Tb4 and do not plan to purchase additional Tb4 during calendar 2008.

G&A Expenses.  For the nine months ended September 30, 2008, our G&A expenses increased by approximately $0.7 million, or 30%, to approximately $3.0 million, as compared to approximately $2.3 million for the nine months ended September 30, 2007. This difference was attributable to increased legal costs related to the continued expansion of our intellectual property portfolio and other business development matters.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2008, we had cash and cash equivalents of approximately $5.4 million.  This compares to cash, cash equivalents and short-term investments of approximately $8.3 million at December 31, 2007. Our cash position decreased in the first nine months of 2008 by a net $2.9 million.  During the nine month period we used $7.8 million in operating activities, offset by net proceeds of approximately $4.9 million received from the sale of 5 million shares of our common stock to affiliates of Sigma-Tau on February 29, 2008.

Cash Flows

Net Cash Used in Operating Activities.  Net cash used in operating activities for the nine months ended

September 30, 2008 was approximately $7.8 million, approximately $0.8 million more than net cash used in operating activities during the same period in 2007.  The difference was primarily due to our increased use of cash to affect a reduction in accounts payable and accrued expenses.

Net Cash Provided By/Used In Investing Activities.  Net cash provided by investing activities was approximately $4.6 million for the nine months ended September 30, 2008, as compared to net cash used in investing activities of approximately $4.2 million for the nine months ended September 30, 2007.  Our investing activities provided net cash of approximately $4.6 million in the first nine months of 2008 from the maturity of various short-term investments which were re-invested in U.S. Treasury Bills.   By contrast in the first nine months of 2007, we made a net investment in short-term, investment-grade securities of approximately $4.2 million, from the cash proceeds received in our December 21, 2006 private placement.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities totaled approximately $4.9 million for the nine months ended September 30, 2008 as a result of our private placement of securities on February 29, 2008.  By contrast, net cash provided by financing activities totaled approximately $45,000 in the nine months ended September 30, 2007, consisting entirely of the proceeds from the exercise of warrants to purchase our common stock.

Future Funding Requirements

As of the date of this report, we believe we have sufficient liquidity and capital resources to fund our operations through 2008, or if we elect to restrict certain expenditures under our control, February 2009.  Accordingly, we have an immediate need for financing and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing or corporate collaboration and licensing arrangements, or the sale of certain of our intellectual property rights. However, we do not currently have any commitments for future external funding and additional equity or debt financing may not be available on a timely basis, on acceptable terms, or at all.  We may also be eligible to receive milestone payments under our collaboration agreement with an affiliate of Sigma-Tau.  However, the achievement of the milestones that are required to trigger the milestone payments and the timing of any such milestone payments is uncertain, and we may never receive a milestone payment.

In addition, we cannot assure you that our current liquidity and capital resources will be sufficient to fund our operations as set forth above.  The expenditures that will be necessary to execute our business plan, and upon which our current liquidity and capital resources estimate is based, are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources.  These uncertainties primarily concern our development efforts.  As of September 30, 2008, we had three product candidates in clinical trials, development of which is primarily accomplished through cancellable third-party contracts.  If we do not cancel any of these contracts and continue follow-on development efforts as planned, we expect our R&D expenses to continue to trend higher as our product candidates advance through the various stages of clinical development. The length of time required for clinical trials varies substantially according to the type, complexity, novelty and intended use of a product candidate. Some of the factors that could decrease our liquidity and increase our capital needs beyond our current expectations include, but are not limited to:

·                  the progress of our clinical trials,

·                  the progress of our research activities,

·                  the number and scope of our research programs,

·                  the progress of our pre-clinical development activities,

·                  the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims,

·                  the costs related to development and manufacture of pre-clinical, clinical and validation lots for regulatory purposes and commercialization of drug supply associated with our product candidates,

·                  our ability to enter into corporate collaborations and the terms and success of these collaborations,

·                  the costs and timing of regulatory approvals and

·                  the costs of establishing manufacturing, sales and distribution capabilities.

If adequate funds are not available in the near future, we may be required to delay, reduce the scope of or eliminate our research and development programs or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. In addition, if we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the ownership interest of our existing stockholders may be significantly diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets.

Off Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2008, our cash and cash equivalents, which totaled approximately $5.4 million, were comprised primarily of U.S. Treasury Bills as set forth in Note I to the unaudited financial statements included elsewhere in this report, with the remainder in money-market investments backed by U.S. government obligations, U.S. government agency obligations and investment-grade corporate bonds.  All of these securities are subject to default, changes in credit ratings and changes in market value. We limit our default risk by investing in high-quality, investment grade instruments.  Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio.  Due to the short-term nature of these investments, if market interest rates were to increase by 10% from levels as of September 30, 2008, the decline in fair value would not be material.

Item 4.  Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based upon this evaluation, management has concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information  is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September  30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We estimate that our current liquidity and capital resources are sufficient to fund our operations through 2008.  Any failure to obtain additional financing in the near future could lead to significant cutbacks in our operations or the failure of our business.

As of the date of this report, we believe we have sufficient liquidity and capital resources to fund our operations through 2008.  Accordingly, we have an immediate need for financing and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing or corporate collaboration and licensing arrangements or the sale of certain of our intellectual property rights.  However, we do not currently have any commitments for future external funding and additional equity or debt financing may not be available on a timely basis, on acceptable terms, or at all.

If we are unable to obtain financing in the near future, we may be required to delay, reduce the scope of or eliminate our research and development programs, obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently, or cease operations altogether.  In addition, if we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the ownership interest of our existing stockholders may be significantly diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets.

We have incurred losses since inception and expect to incur significant losses in the foreseeable future and may never become profitable.

We have sustained operating losses since our inception in 1982. We believe these losses will continue for the foreseeable future as we pursue our product development efforts related to Tb4. As of September 30, 2008, our accumulated deficit totaled approximately $75.2 million and our cash and cash equivalents totaled approximately $5.4 million.

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

Beyond our immediate liquidity needs, we anticipate that substantial new capital resources will be required to continue our independent development efforts, including any and all follow-on trials that will result from our current clinical programs, and to scale up manufacturing processes for RGN-137, RGN-259 and RGN-352. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include, without limitation:

·                  the scope of our clinical trials, which is significantly influenced by the quality of clinical data achieved as trials are completed and the requirements established by regulatory authorities,

·                  the speed with which we complete our clinical trials, which depends on the speed with which we can attract and enroll qualifying patients and the quality of the work performed by our clinical investigators,

·                  the time required to prosecute, enforce and defend our intellectual property rights, which depends on evolving legal regimes and infringement claims that may arise between us and third-parties,

·                  the ability to manufacture at scales sufficient to supply commercial quantities of any of our product candidates that receive regulatory approval, which may require levels of effort not currently anticipated and

·                  the successful commercialization of our product candidates, which will depend on our ability to either create or partner with an effective commercialization organization and which could be delayed or prevented by the emergence of equal or more effective therapies.

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

The recent downturn in the U.S. economy and the recent pressure on capital markets increase the possibility of and may exacerbate the impact of any adverse effects on our financial position and business prospects. Continued economic adversity may lead to or accelerate a decrease in the trading price of our common stock and make it more difficult for us to raise capital, enter into collaborations or maintain our compliance with the minimum listing standards of the American Stock Exchange.

The recent downturn in the U.S. economy and the extraordinary pressure being placed on both debt and equity markets have led to significant retraction in U.S. businesses, sudden and severe decreases in the prices of U.S. equities generally and a severe shortage in available credit.  These factors have made it more difficult, in general, for companies to expand or maintain their current operations and have increased the likelihood that certain companies will fail.  Although we cannot say with certainty the impact the current economic crises has had on us to date or may have on us in the future, continued pressure on the U.S. economy and its capital markets may make it more difficult for us to raise capital or enter into collaborations or licensing relationships for purposes of developing our technology and/or increasing our liquidity. Any inability for us to raise capital or enter into strategic relationships, as a result of the economic downturn or otherwise, would make it more difficult or impossible for us to continue operations after February of 2009.  The economic downturn may also lead to or accelerate a decrease in the trading price of our common stock, which could make it more difficult for us to maintain compliance with certain continued listing requirements of the American Stock Exchange, including a market capitalization of at least $50 million, as described below.

Our securities may be subject to delisting by the American Stock Exchange.

Under the listing rules of the American Stock Exchange, our shares are subject to delisting by the American Stock Exchange if both our total stockholder’s equity falls below $6 million and we fail to maintain a market capitalization of at least $50 million.  As of September 30, 2008, our total stockholders equity was approximately $4.1 million.  On November 5, 2008 our market capitalization was approximately $59 million, although it has been less than $50 million on occasion during 2008.  We have not received notification from the American Stock Exchange of a deficiency in our compliance with the exchange’s continued listing standards related to our stockholder’s equity or market capitalization.  In the event that we were to receive such a notice, we would be required to issue a press release and to file the appropriate report with the SEC.  We would then expect to have an opportunity to provide the exchange with a plan to regain compliance with the appropriate listing standard or, if the exchange does not accept such a plan, appeal any decision by the exchange to delist our shares. There can be no assurance that the exchange would accept such a plan, that such a plan would be successful, or that any appeals by us to the exchange would be successful.  If our common stock were to be delisted, we would intend to take steps to allow our common stock to be quoted on the Financial Industry Regulatory Authority’s Over-the-Counter Bulletin Board (the “OTCBB”), which is generally a less liquid trading market than the American Stock Exchange.  As a result, delisting of our common stock would likely have a materially negative impact on the liquidity, and potentially the value, of our common stock.

Our business prospects are difficult to evaluate because we are developing complex medical product candidates.

Since our product candidates rely on complex technologies, it may be difficult for you to assess our growth, licensing or earnings potential. It is likely we will face many of the difficulties that new technology companies often face. These include, among others:

·                  limited financial resources,

·                  developing novel, commercial grade drug substances,

·                  testing and evaluating a new chemical entity and its effects in highly-complex biological systems,

·                  marketing new products for which a market is not yet established and may never become established,

·                  challenges related to the approval and acceptance of product candidates by federal and international regulatory authorities,

·                  delays inherent in the execution of clinical trials,

·                  high product development costs that result from all of these factors.

·                  competition from other therapies and product candidates promoted by entities with significantly more capital resources and marketing expertise and

·                  difficulty recruiting qualified employees for management and other positions.

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

We have only limited resources, experience with and capacity to conduct requisite testing and clinical trials of our product candidates. As a result, we rely and expect to continue to rely on third-party service providers and collaborators, including corporate partners, licensors and contract research organizations (“CROs”), to perform a number of activities relating to the development of our product candidates, including the design and conduct of clinical trials and, potentially, the obtaining of regulatory approvals.  For example, we currently rely on several third-party contractors to manufacture Tb4, formulate RGN-137, RGN-259 and RGN-352 into product candidates, develop requisite assays to assess Tb4’s effectiveness in complex biological systems, recruit investigators and sites to participate in our trials, manage the clinical trial process and collect, evaluate and report clinical results.

We may not be able to maintain or expand our current arrangements with third parties or maintain such relationships on favorable terms.  Our agreements with these third parties may also contain provisions that restrict our ability to develop and test our product candidates or that give third parties rights to control aspects of our product development and clinical programs. In addition, conflicts may arise with our collaborators, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. If any conflicts arise with our existing or future collaborators, they may act in their self-interest, which may be adverse to our best interests.  Any failure to maintain our collaborative agreements and any conflicts with our collaborators could delay or prevent us from developing our product candidates.  We and our collaborators may fail to develop products covered by our present and future collaborations if, among other things:

·                  we do not achieve our objectives under our collaboration agreements,

·                  we or our collaborators are unable to obtain patent protection for the product, candidates or proprietary technologies we develop in our collaborations,

·                  we are unable to manage multiple simultaneous product discovery and development collaborations,

·                  our collaborators become competitors of ours or enter into agreements with our competitors,

·                  we or our collaborators encounter regulatory hurdles that prevent commercialization of our product candidates or

·                  we develop products and processes or enter into additional collaborations that conflict with the business objectives of our other collaborators.

We also have less control over the timing and other aspects of our clinical trials than if we conducted the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our clinical trials on our anticipated schedule or consistent with a clinical trial protocol or applicable regulations. We also rely on CROs to perform much of our data management and analysis. They may not provide these services as required or in a timely manner. If any of these parties do not meet deadlines or follow proper procedures, including procedures required by law, the pre-clinical studies and clinical trials may take longer than expected, may be delayed or may be terminated, which would have a materially negative impact on our product development efforts. If we were forced to find a replacement entity to perform any of our pre-clinical studies or clinical trials, we may not be able to find a suitable entity on favorable terms or at all. Even if we were able to find a replacement, resulting delays in the tests or trials may result in significant additional expenditures and delays in obtaining regulatory approval for product candidates, which could have a material adverse impact on our results of operations and business prospects.

We are subject to intense government regulation and we may not receive regulatory approvals for our new product candidates.

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

As a consequence, we may need to perform more or larger clinical trials than planned, for reasons such as:

·                  the FDA or other health regulatory authorities, or IRBs, do not approve a clinical trial protocol or place a clinical trial on hold,

·                  suitable patients do not enroll in a clinical trial in sufficient numbers or at the expected rate, or data is adversely affected by trial conduct or patient drop out,

·                  patients experience serious adverse events, including adverse side effects of our product candidates,

·                  patients die during a clinical trial for a variety of reasons that may or may not be related to our product candidates, including the advanced stage of their disease and medical problems,

·                  patients in the placebo or untreated control group exhibit greater than expected improvements or fewer than expected adverse events,

·                  third-party clinical investigators do not perform the clinical trials on the anticipated schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner,

·                  service providers, collaborators or co-sponsors do not adequately perform their obligations in relation to the clinical trial or cause the trial to be delayed or terminated,

·                  regulatory inspections of manufacturing facilities, which may, among other things, require us or a co-sponsor to undertake corrective action or suspend the clinical trials,

·                  the interim results of the clinical trial are inconclusive or negative,

·                  the clinical trial, although approved and completed, generates data that is not considered by the FDA or others to be sufficient to demonstrate safety and efficacy and

·                  changes in governmental regulations or administrative actions affect the conduct of the clinical trial or the interpretation of its results.

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

Mauro Bove, a member of our board of directors (“Board”), is also a director and officer of Sigma-Tau, our largest stockholder and our licensee in Europe with respect to the development of certain of our product candidates.  In February 2008, we issued shares of common stock and common stock warrants to certain affiliates of Sigma-Tau in a private placement that gave us the right to repurchase the shares under certain circumstances.  Also, in 2004, we licensed Tb4 to Defiante Farmaceutica S.p.A., a wholly-owned subsidiary of Sigma-Tau, for internal and external wound healing for the European Union.  Upon the successful completion of a Phase II trial Defiante is obligated to either make a $5 million milestone payment or initiate and pay for a Pivotal Phase III trial.  As a result of Mr. Bove’s relationship with Sigma-Tau, there could be a conflict of interest between Mr. Bove and our stockholders other than Sigma-Tau with respect to these and other agreements and circumstances that may require the exercise of the Board’s discretion with respect to Sigma-Tau.

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

 All of our product candidates are based on a single compound that has yet to be proven effective.

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

Our new product candidates are still in research and development and we do not expect them to be commercially available for the foreseeable future, if at all. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach market for a number of reasons. These reasons include the possibility that the potential products may:

·                  be found ineffective or cause harmful side effects during pre-clinical studies or clinical trials,

·                  fail to receive necessary regulatory approvals,

·                  be precluded from commercialization by proprietary rights of third parties,

·                  be difficult to manufacture on a large scale or

·                  be uneconomical or otherwise fail to achieve market acceptance.

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

We do not own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We currently rely, and expect to continue to rely, primarily on one of the leading peptide manufacturers to supply us with Tb4 for further formulation into our product candidates.  We have engaged three separate smaller drug formulation contractors for the formulation of clinical grade product candidates, one each for RGN-137, RGN-259 and RGN-352.  We currently do not have an alternative source of supply for either Tb4 or the individual product candidates. If these suppliers, together or individually, are not able to supply us with either Tb4 or individual product candidates on a timely basis, in sufficient quantities, at acceptable levels of quality and at a competitive price or if we are unable to identify a replacement manufacturer to perform these functions on acceptable terms, our development programs, could be seriously jeopardized.

The risks of relying solely on single suppliers for our product candidates include:

·                  their respective abilities to ensure quality and compliance with regulations relating to the manufacture of pharmaceuticals,

·                  their manufacturing capacity may not be sufficient or available to produce the required quantities of our product candidates based on our planned clinical development schedule, if at all,

·                  they may not have access to the capital necessary to expand their manufacturing facilities in response to our needs,

·                  commissioning replacement suppliers would be difficult and time consuming,

·                  individual suppliers may have used substantial proprietary know-how relating to the manufacture of our product candidates and, in the event we must find a replacement or supplemental supplier, our ability to transfer this know-how to the new supplier could be an expensive and/or time consuming process,

·                  an individual supplier may experience events, such as a fire or natural disaster, that force it to stop or curtail production for an extended period,

·                  an individual supplier could encounter significant increases in labor, capital or other costs that would make it difficult for them to produce our products cost-effectively,

·                  an individual supplier may not be able to obtain the raw materials or validated drug containers in sufficient quantities, at acceptable costs or in sufficient time to complete the manufacture, formulation and delivery of our product candidates.

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

All of our product candidates are currently in the clinical stage and we cannot be certain that a collaborator or we will successfully complete the clinical trials necessary to receive regulatory product approvals. This process is lengthy, unpredictable and expensive. To obtain regulatory approvals, a collaborator or we must ultimately demonstrate to the satisfaction of the FDA and others that our product candidates are sufficiently safe and effective for their proposed use.  Many factors, known and unknown, can adversely impact clinical trials and the ability to evaluate a product candidate’s safety and efficacy, including unexpected delays in the initiation of clinical sites, slower than projected enrollment, competition with ongoing clinical trials and scheduling conflicts with participating clinicians, regulatory requirements, limits on manufacturing capacity and failure of a product candidate to meet required standards for administration to humans. Such factors may have a negative impact on our business by making it difficult to advance product candidates or by reducing or eliminating their potential or perceived value. Further, if we are forced to contribute greater financial and clinical resources to a study, valuable resources will be diverted from other areas of our business.

Clinical trials for product candidates such as ours are often conducted with patients who have more advanced forms of a particular condition and/or other unrelated conditions. For example, in clinical trials for our lead product candidate RGN-137, we expect to study patients who are not only suffering from chronic epidermal wounds but are also older and much more likely to have other serious adverse conditions. During the course of treatment, these patients could die or suffer other adverse events for reasons that may or may not be related to the product candidate being tested. Furthermore, and as a consequence of the fact that all of our product candidates are based on Tb4, cross-over risk exists (a patient in one trial may be adversely impacted by one product candidate and that adverse event may have implications for our other trials and other product candidates).  However, even if unrelated to our product candidates, such events can nevertheless adversely impact our clinical trials, and our business prospects would suffer.

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

Our product candidates which are all based on the molecule Tb4 are new and rapidly evolving and have not been shown to be effective in clinical trials.  There is no guarantee that health care providers or patients will be interested in our product candidates even if they are approved for use. Our success will depend in part on our ability to demonstrate sufficient clinical benefits, reliability, safety and cost effectiveness of our product candidates and technology relative to other approaches, as well as on our ability to continue to develop our product candidates to respond to competitive and technological changes. If the market does not accept our product candidates when and if we are able to commercialize them, then we may never become profitable. Factors that could delay, inhibit or prevent market acceptance of our product candidates may include:

·                  the timing and receipt of marketing approvals,

·                  the safety and efficacy of the products,

·                  the emergence of equivalent or superior products,

·                  the cost-effectiveness of the products and

·                  ineffective marketing.

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

There are significant regulatory and legal barriers to entering markets outside the United States that we must overcome if we seek regulatory approval for such market our product candidates in countries other than the United States. We currently intend to market any approved products in the United States, Europe, Japan, India and territories surrounding the Pacific Rim. We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs and legal systems. Any sales and operations outside the United States would be subject to political, economic and social uncertainties including, among others:

·                  changes and limits in import and export controls,

·                  increases in custom duties and tariffs,

·                  changes in currency exchange rates,

·                  economic and political instability,

·                  changes in government regulations and laws,

·                  absence in some jurisdictions of effective laws to protect our intellectual property rights and

·                  currency transfer and other restrictions and regulations that may limit our ability to sell certain product candidates or repatriate profits to the United States.

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

During the trailing twelve months ended September 30, 2008, our closing stock price has ranged from $0.80 to $1.92 with an average daily trading volume of 23,292 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this prospectus, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

·                  results of pre-clinical studies and clinical trials,

·                  commercial success of approved products,

·                  corporate partnerships,

·                  technological innovations by us or competitors,

·                  changes in laws and government regulations both in the U.S. and overseas,

·                  changes in key personnel at our company,

·                  developments concerning proprietary rights, including patents and litigation matters,

·                  public perception relating to the commercial value or safety of any of our product candidates,

·                  future sales of our common stock,

·                  future issuance of our common stock causing dilution,

·                  anticipated or unanticipated changes in our financial performance,

·                  general trends related to the biopharmaceutical and biotechnological industries and

·                  general conditions in the stock market.

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

As of the filing of this report, our officers, directors and principal stockholders together control approximately 53% of our outstanding common stock. Included in this group is Sigma-Tau and its affiliates, which together hold outstanding shares representing approximately 41% of our outstanding common stock.  Certain shares of common stock held by Sigma-Tau and its affiliates, representing approximately 13% of our outstanding common stock, are subject to voting agreements under which our Board controls the voting power of such stock.  We cannot assure you that such voting agreements would prevent Sigma-Tau and its affiliates from taking actions not in your best interests and effectively exercising control over us.  In addition, these voting agreements expire with respect to securities representing approximately 10% of our outstanding common stock on December 31, 2010, and with respect to securities representing 3% of our outstanding common stock on June 23, 2010.  After such time, we will have no control over the voting of these securities, including with respect to the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

Currently, we are authorized to issue up to 100,000,000 shares of our common stock, and as of the filing of this report, there were issued and outstanding 51,553,527 shares of our common stock. The authorized but unissued shares may be issued by us in such transactions and at such times as our Board considers appropriate, whether in public or private offerings, as stock splits or dividends or in connection with mergers and acquisitions or otherwise. Sales of a substantial number of shares of our common stock in the public market could harm the market price of our common stock. As of November 4, 2008, directors, officers and 10% stockholders hold 27,405,290 shares of our common stock and may sell such shares at their discretion subject to certain contractual and regulatory limitations.

The exercise of options and warrants and other issuances of shares of common stock or securities convertible into common stock will dilute your interest.

As of the filing of this report, there were outstanding options to purchase an aggregate of 4,092,500 shares of our common stock at prices ranging from $0.28 per share to $3.82 per share, of which options to purchase 2,391,915 shares were exercisable as of such date. As of the filing of this report, there were outstanding warrants to purchase 3,837,320 shares of our common stock, at a weighted average exercise price of $3.11.  The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                                         Defaults Upon Senior Securities

None.

Item 4.                                                         Submission of Matters to a Vote of Security Holders

(a) The Company’s annual meeting of stockholders (the “Annual Meeting”) was held on July 2, 2008.

(b) Each director of the Company was elected at the Annual Meeting as follows:

	Votes For	Votes Withheld

J.J. Finkelstein	46,586,913	591,215

Allan L. Goldstein	46,798,113	380,015

Richard J. Hindin	46,820,423	357,705

Joseph C. McNay	46,979,996	198,132

Mauro Bove	46,977,871	200,257

Dr. L. Thompson Bowles	46,977,871	200,257

(c) Results of votes with respect to other proposals submitted at the Annual Meeting are set forth below:

To consider and vote upon a proposal to amend the Company’s Amended and Restated 2000 Stock Option and Incentive Plan, as amended (the “Plan”), to increase the aggregate number of shares of common stock authorized for issuance under the Plan by 2.3 million shares to an aggregate of 6.5 million shares.  Votes recorded were as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes

31,645,552	752,395	340,045	14,440,136

To consider and vote upon a proposal to ratify the selection of Reznick Group, P.C. as our independent registered public accounting firm for the fiscal year ending December 31, 2008.  Votes recorded were as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes

47,018,830	66,053	93,242	3

Item 5.                                                         Other Information

None.

Item 6.                                                         Exhibits

Exhibit No.	Description of Exhibit	Reference

3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Company’s Registration Statement No. 33-9370, Amendment No. 1 (filed November 26, 1986)

3.2	Certificate of Amendment	Exhibit 3.2 to the Company’s Transitional Report on Form 10-K (filed March 18, 1991)

3.3	Certificate of Amendment	Exhibit 3.3 to the Company’s Form 10-KSB (filed April 2, 2001)

3.4	Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 2 to the Company’s Current Report on Form 8-K (filed May 2, 1994)

3.5	Amended and Restated Bylaws of Company	Exhibit 3.4 to the Company’s Quarterly Report on Form 10Q (filed August 14, 2006)

3.6	Amendment to Amended and Restated Bylaws of the Company	Exhibit 3.6 to the Company’s Registration Statement No. 333-152250 (filed July 10, 2008)

4.1	Form of Stock Certificate	Exhibit 4.1 to the Company’s Registration Statement, File No. 33-9370, Amendment No. 1 (filed November 26, 1986)

4.2	Form of Rights Certificate	Exhibit 3 to the Company’s Current Report on Form 8-K (filed May 2, 1994)

4.3	Rights Agreement, dated as of April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 1 to the Company’s Current Report on Form 8-K (filed May 2, 1994)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to the Company’s Annual Report on Form 10-KSB (filed March 31, 2006)

31.1 & 31.2	Certifications dated November 13, 2008	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 & 32.2	Certifications dated November 13, 2008	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date:	November 13, 2008	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer

/s/C. Neil Lyons
C. Neil Lyons
Chief Financial Officer