Form 10-K/A
period 2008-12-31
REGENERX BIOPHARMACEUTICALS INC
filed 2009-04-30
CIK 707511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-15070
RegeneRx Biopharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1253406
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3 Bethesda Metro Center, Suite 630, Bethesda, MD (Address of principal executive offices)	20814 (Zip Code)
Registrant’s telephone number, including area code: 301-280-1992
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock $0.001 par value,	NYSE Amex
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

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
The number of shares outstanding of the registrant’s common stock, as of April 15, 2009, was 53,622,491.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on April 15, 2009 (the “Original Filing”), and is being filed solely to replace Part III, Item 10 through Item 14, and Part IV, Item 15. Exhibit 10.4 is being re-filed to correct certain information contained in such exhibit. The reference on the cover of the Original Filing to the incorporation by reference of the Registrant’s Definitive Proxy Statement into Part III of the Original Filing is hereby amended to delete that reference. Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1. The information in this Amendment No. 1 does not modify or update disclosures in the Original Filing (including the exhibits to the Original Filing, except for the updated certifications provided in Exhibits 31.1 and 31.2 and the updated Exhibit 10.4), other than as set forth herein.
This Amendment No. 1 should be read in conjunction with the Registrant’s periodic filings made with the Securities and Exchange Commission, or the SEC, subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from the Registrant’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2.

FORWARD-LOOKING STATEMENTS
This Amendment No. 1 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. From time to time, we and our officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may,” “could,” “should,” “would,” “deem” and similar expressions, when used in our Annual Report on Form 10-K, as amended by this Amendment No. 1, and in such other statements, are intended to identify forward-looking statements, although some statements may use other phrasing. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to our future financial performance, our clinical development programs and schedules, our ability to obtain financing and to preserve our cash, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements and speak only as of the date made. Discussions containing these forward-looking statements may be found in “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Annual Report on Form 10-K filed by us on April 15, 2009. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of the Annual Report. The “Risk Factors” section, among other things, should be considered in evaluating our prospects and future financial performance.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Executive Officers and Directors
The following table sets forth as of April 15, 2009 the name, age and position of each person who serves as an executive officer or director of our company. There are no family relationships among any of our executive officers or directors, with the exception that Mr. Finkelstein is the first cousin of Dr. Goldstein’s wife.

Name	Age	Position
Executive Officers:
Mr. J.J. Finkelstein	57	President, Chief Executive Officer and Director
Mr. C. Neil Lyons	52	Chief Financial Officer
Mr. David R. Crockford	63	Vice President, Clinical and Regulatory Affairs

Directors:
Dr. Allan L. Goldstein	71	Former Chairman, Department of Biochemistry and Molecular Biology, The George Washington University School of Medicine and Health Sciences; Founder, Chairman of the Board and Chief Scientific Advisor
Mr. Richard J. Hindin	66	Entrepreneur
Mr. Joseph C. McNay	75	Chairman, Chief Investment Officer and Managing Principal, Essex Investment Management Company
Mr. Mauro Bove	54	Head of Corporate and Business Development and Director, Sigma-Tau Finanziaria S.p.A and certain of its affiliates
Dr. L. Thompson Bowles, M.D.	77	Retired, former thoracic surgeon and former Dean of Medicine and Professor of Surgery, The George Washington University School of Medicine and Health Sciences
Mr. Finkelstein has served as our President and Chief Executive Officer and a member of our Board of Directors since 2002. Mr. Finkelstein also served as our Chief Executive Officer from 1984 to 1989 and as the Vice Chairman of our Board of Directors from 1989 to 1991. Mr. Finkelstein has worked as an executive officer and consultant in the bioscience industry for the past 27 years, including serving from 1989 to 1996 as chief executive officer of Cryomedical Sciences, Inc., a publicly-traded medical device company. Mr. Finkelstein has significant experience in developing early-stage companies. He has been responsible for the regulatory approval and marketing of several medical devices in the U.S. and abroad. Mr. Finkelstein has served on the executive committee of the Board of Directors of the Technology Council of Maryland since 2006, MdBio, Inc. since 1998 and currently chairs the MdBio Foundation, all of which are non-profit entities that support bioscience development and education in the State of Maryland. Mr. Finkelstein received a business degree in finance from the University of Texas.
Mr. Lyons has served as our Chief Financial Officer and Treasurer since 2005. With more than 25 years of experience, Mr. Lyons has developed expertise related to operations, finance, SEC compliance, complex transactions, strategy, information systems and corporate governance. From 1979 to 1990, Mr. Lyons practiced with Deloitte, providing assurance and advisory services to several public companies in the Washington, D.C. metro area. Following that, Mr. Lyons served as a senior financial executive with HFS, Inc. (a major Department of Defense contractor) from 1990 to 1996, with Bell Atlantic from 1996 to 1998, with SkyBridge LP (an international satellite broadband start-up affiliated with Alcatel) from 1998 to 2003, and consulting with area businesses regarding the initial implementations of the Sarbanes-Oxley Act from 2003 to 2005. Mr. Lyons is a certified public accountant and received a Bachelor of Science degree in accounting, magna cum laude, from Florida Southern College.
Mr. Crockford has served as our Vice President of Clinical and Regulatory Affairs since March 2005 and was a consultant to the Company from 2000 until his appointment as Vice President. He has more than 25 years of experience in the biotechnology and pharmaceutical industries. During his career as a clinical and regulatory affairs professional, Mr. Crockford has established strategic plans, implemented and obtained marketing approval for 18 drug products, including one of the first human growth hormone preparations sold in the U.S., 17 in vitro diagnostic tests, and an intraoperative medical device to detect and treat cancer. Mr. Crockford’s other clinical and regulatory achievements include the cost-effective and timely development of a number of innovative investigational drugs. Mr. Crockford is the author of a number of publications, including Development of Thymosin ß4 for Treatment of Patients with Ischemic Heart Disease, and is an inventor or co-inventor on approximately two dozen patents related to drug development. Mr. Crockford has a B.A. degree in biology and chemistry from Boston University. He also completed biochemistry and clinical chemistry course studies in Princeton, New Jersey, and seminars in reproductive medicine at medical schools at Wayne State University and UCLA.

Dr. Goldstein has served as the Chairman of our Board of Directors and our Chief Scientific Advisor since he founded our company in 1982. Dr. Goldstein has been a Professor of Biochemistry since 1978 and has served as Chairman of the Department of Biochemistry and Molecular Biology at the George Washington University School of Medicine and Health Sciences. Dr. Goldstein is a recognized expert in the field of immunology and protein chemistry, having authored over 430 scientific articles in professional journals. He is also the inventor on over 25 issued and/or pending patents in biochemistry, immunology, cardiology, cancer and wound healing. Dr. Goldstein discovered several important compounds, including Ta1, which is marketed worldwide, and Tb4, which is the basis for RegeneRx’s clinical program. Dr. Goldstein has served on the Board of Trustees of the Sabin Vaccine Institute since 2000 and on the Board of Directors of the Richard B. and Lynne V. Cheney Cardiovascular Institute since 2006. Dr. Goldstein has also done pioneering work in the area of medical education, developing distance learning programs offered through “Frontiers in Medicine,” a medical education series that Dr. Goldstein developed.
Mr. Hindin has served as a member of our Board of Directors since 2002. Mr. Hindin has been an entrepreneur during his more than 40 year career and is currently the principal stockholder of Chicken Out Rotisserie, Inc. Mr. Hindin has served since 1987 as a member and since 1989 as the chairman of the board of directors of The Institute for Advanced Studies in Aging & Geriatric Medicine, or IASIA, a non-profit corporation that disseminates medical information to the public as well as providing the pharmaceutical industry with an independent source for testing vaccines and drugs for the elderly.
Mr. McNay has served as a member of our Board of Directors since 2002. He is currently Chairman, Chief Investment Officer and Managing Principal of Essex Investment Management Company, LLC, positions he has held since 1976 when he founded Essex. He has direct portfolio management responsibilities for a variety of funds and on behalf of private clients. He is also a member of the firm’s Management Board. Prior to founding Essex, Mr. McNay was Executive Vice President and Director of Endowment Management & Research Corp. from 1967. Prior to that, Mr. McNay was Vice President and Senior Portfolio Manager at the Massachusetts Company. Currently he is serving as Trustee of National Public Radio, Trustee of the Dana Farber Cancer Institute, and is a Trustee and member of the Children’s Hospital Investment Committee. He received his A.B. degree from Yale University and his M.B.A. degree in finance from the Wharton School of the University of Pennsylvania.
Mr. Bove has served as a member of our Board of Directors since 2004 and has more than 25 years of business and management experience within the pharmaceutical industry. Mr. Bove is currently the Head of Corporate & Business Development and serves on the board of Sigma-Tau Finanziaria S.p.A., the holding company of Sigma-Tau Group, a leading international pharmaceutical company, and certain Sigma-Tau affiliates, positions he has held since 1993. Sigma-Tau Finanziaria S.p.A. and its affiliates are collectively our largest stockholder. Mr. Bove has also held a number of senior positions in business, licensing and corporate development within Sigma-Tau Group, which has subsidiaries in most European countries and the United States. Mr. Bove obtained his law degree at the University of Parma, Italy, in 1980. In 1985, he attended the Academy of American and International Laws at the International and Comparative Law Center, Dallas, Texas.
Dr. Bowles has served as a member of our Board of Directors since 2006. He retired from his career as a thoracic surgeon in 1988. Dr. Bowles served as Dean of Medicine and Professor of Surgery at The George Washington University (“GWU”) School of Medicine and Health Sciences from 1976 to 1988 and as Vice President for Medical Affairs and Executive Dean of the GWU Medical Center from 1988 to 1992. Dr. Bowles previously served as President of the National Board of Medical Examiners, a medical accrediting organization, from 1992 to 2000. He has also been a member of the National Academy of Sciences Institute of Medicine since 1988 and currently serves as a member of several other national medical societies including: The American College of Surgeons, The American Association for Thoracic Surgery, The Society of Thoracic Surgeons, The American College of Chest Physicians, The American Gerontological Society, The Society of Medical Administrators, The College of Physicians of Philadelphia, and The Washington Academy of Surgeons. Dr. Bowles has served on the editorial board of a number of medical journals, including the Journal of Medical Education and continued on as chairman of its newly revised updated version, Academic Medicine. Dr. Bowles has been President of the District of Columbia’s medical licensing board called the Healing Arts Commission (1977-1979), and was a member of the National Library of Medicine’s Board of Regents (1982-1986), chairman (1984-1986), member of the Special Medical Advisory Group of Veterans Administration (now Dept. of Veterans Affairs) 1984-1992, chairman 1992-1994. Dr. Bowles was also chairman of the National Committee on Foreign Medical Education and Accreditation, 1994-1996. Dr. Bowles received his medical degree from Duke University and his Ph.D. in higher education from New York University.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.
Corporate Code of Conduct and Ethics
We have adopted a corporate code of conduct and ethics that applies to all of our employees, officers and directors, as well as a separate code of ethics that applies specifically to our principal executive officer and principal financial officer. The corporate code of conduct and ethics and the code of ethics for our principal executive and financial officers are available on our corporate website at www.regenerx.com. If we make any substantive amendments to the corporate code of conduct and ethics or the code of ethics for our principal executive and financial officers, or grant any waivers from a provision of these codes to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.
Audit Committee and Audit Committee Financial Expert
We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Messrs. Hindin, McNay and Bowles. Mr. Hindin serves as chairman of the audit committee.
Our board of directors periodically reviews the independence of our audit committee members and has determined that all current members of our audit committee are independent under NYSE Amex listing standards.
Our board of directors has also determined that each of Mr. Hindin and Mr. McNay qualifies as an audit committee financial expert, as defined in applicable SEC rules.

Item 11. Executive Compensation.
Summary Compensation Table
The following table shows, for the fiscal years ended December 31, 2008 and 2007, compensation awarded to or paid to, or earned by, our chief executive officer and our two other most highly compensated executive officers during 2008 who were serving as executive officers at December 31, 2008. For purposes of this Annual Report, we refer to these officers as the named executive officers.

					Non-Equity
					Incentive
				Option	Plan	All Other
		Salary(1)	Bonus(2)	Awards(3)	Compensation(4)	Compensation(5)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Mr. J.J. Finkelstein, President and	2008	299,520	22,464	132,981	14,976	17,690	487,631
Chief Executive Officer	2007	299,520	22,464	116,808	22,464	17,322	478,578

Mr. C. Neil Lyons,	2008	200,817	12,152	158,363	10,127	8,508	389,967
Chief Financial Officer	2007	194,432	11,798	145,424	11,798	7,268	370,720

Mr. David R. Crockford, Vice President,	2008	209,203	12,613	130,270	10,511	11,681	374,278
Clinical and Regulatory Affairs	2007	202,792	12,246	120,574	12,246	11,425	359,283

(1)	Reflects base salary before pretax contributions and therefore includes compensation deferred under our 401(k) plan.

(2)	Reflects the discretionary portion of our bonus plan.

(3)
These amounts reflect expense recognized by us for a portion of the current and prior year option awards, adjusted to assume no forfeitures of the awards. Reference is made to Note 2, “Summary of Significant Accounting Policies,” to our financial statements for the year ended December 31, 2008, which identifies assumptions made in the valuation of option awards in accordance with SFAS No. 123(R).

(4)	Reflects amounts earned under our bonus plan subject to the achievement of corporate performance goals.

(5)	Primarily reflects our match of executive compensation deferrals into our 401(k) plan, along with supplemental life and disability insurance premiums. None of the individual items exceeded $10,000.
Employment Agreements; Potential Payments Upon Termination or Change in Control
We are party to written employment agreements with our named executive officers. These employment agreements contain severance and other provisions that may provide for payments to the named executive officers following termination of employment with us in specified circumstances. The following is a summary of the material terms of these employment agreements with our named executive officers.
J.J. Finkelstein. We entered into an employment agreement with Mr. Finkelstein in January 2002 for him to serve as our president and chief executive officer. Mr. Finkelstein’s employment agreement had an initial three-year term, which is automatically renewed for additional one-year periods unless either we or Mr. Finkelstein elect not to renew it. The agreement was amended and restated during 2008 primarily in order to make changes intended to comply with Section 409A of the Internal Revenue Code (the “Code”) and was further amended in 2009 to reduce Mr. Finkelstein’s base salary and to make other specified changes. Under the employment agreement, as amended to date, Mr. Finkelstein’s base salary has been reduced from $299,520 to $194,350, effective as of April 1, 2009. Mr. Finkelstein’s salary may not be adjusted downward without his written consent, except in a circumstance which is part of a general reduction or other concessionary arrangement affecting all employees or affecting senior executive officers. Mr. Finkelstein is also eligible to receive an annual bonus in an amount established by the board of directors and is entitled to participate in and receive all standard employee benefits and to participate in all of our applicable incentive plans, including stock option, stock, bonus, savings and retirement plans. We also provide him with $5 million in life and disability insurance.

Mr. Finkelstein is also eligible to receive options to purchase common stock under our Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”). The decision to grant any such options and the terms of such options are within the discretion of our board of directors or the compensation committee thereof. Through December 31, 2008, we had granted to Mr. Finkelstein options to purchase an aggregate of 850,000 shares of our common stock, which generally vest over four years from their respective dates of grant. In April 2009, in exchange for Mr. Finkelstein’s agreement to reduce his base salary, we granted Mr. Finkelstein an additional option to purchase 172,122 shares of our common stock, which option will vest, subject to the terms of the option, in quarterly installments through December 31, 2009. However, in the event that prior to December 31, 2009 we restore Mr. Finkelstein’s salary to at least the amount in effect at March 31, 2009, no additional vesting will occur with respect to the option thereafter, except that daily pro-rata vesting will be credited for the period since the date of the last vesting installment and any unvested portion of the option would terminate at that time. All vested options are exercisable for a period of time following any termination of Mr. Finkelstein’s employment as may be set forth in the 2000 Plan or in any option agreement between Mr. Finkelstein and us.
In the event that Mr. Finkelstein’s employment is terminated by us without “cause” or by Mr. Finkelstein for “good reason,” each as defined in his employment agreement, or if Mr. Finkelstein voluntarily terminates his employment within 12 months following a “change in control,” as defined in his employment agreement, then in each case, subject to Mr. Finkelstein’s entering into and not revoking a release of claims in a form acceptable to us, Mr. Finkelstein will be entitled to receive (i) a lump sum severance payment equal to his annual base salary then in effect (or if his base salary is less than the amount in effect as of March 31, 2009, the base salary in effect as of March 31, 2009), plus (ii) any earned bonus, and (iii) if he timely elects and remains eligible for continuation of healthcare benefits, that portion of the continued healthcare premiums that we were paying prior to the date of termination for a period of 12 months, in each case less applicable taxes and withholdings. If Mr. Finkelstein’s employment had been terminated for any of the reasons described in this paragraph as of December 31, 2008, he would have been entitled to receive a lump sum payment of $299,520, less taxes and withholdings, plus continuation of healthcare benefits with a value of $9,708.
In addition, if Mr. Finkelstein’s employment is terminated without “cause,” or if there is a “change in control” event, in each case as defined in either the 2000 Plan or in Mr. Finkelstein’s employment agreement, then the unvested portion of Mr. Finkelstein’s options to purchase 850,000 shares of common stock outstanding as of December 31, 2008 would accelerate in full. Upon these occurrence of either of these events, Mr. Finkelstein’s option granted in April 2009 would not accelerate, but Mr. Finkelstein would receive daily pro-rata vesting through the date of the triggering event.
C. Neil Lyons. We entered into an employment agreement with Mr. Lyons in April 2007 for him to serve as our chief financial officer. Mr. Lyons’ employment agreement had an initial one-year term, which is automatically renewed for additional one-year periods unless either we or Mr. Lyons elect not to renew it. The agreement was amended and restated during 2008 primarily in order to make changes intended to comply with Section 409A of the Code and was further amended in 2009 to reduce Mr. Lyons’ base salary and to make other specified changes. Under the employment agreement, as amended to date, Mr. Lyons’ base salary has been reduced from $202,537 to $131,649, effective as of April 1, 2009. Mr. Lyons is also eligible to receive an annual bonus in an amount established by the board of directors and chief executive officer and is entitled to participate in and receive all standard employee benefits and to participate in all of our applicable incentive plans, including stock option, stock, bonus, savings and retirement plans. We also reimburse Mr. Lyons for two-thirds of his annual term life insurance premium, for term life insurance coverage not to exceed two times his annual base salary.
Mr. Lyons is also eligible to receive options to purchase common stock under the 2000 Plan. The decision to grant any such options and the terms of such options are within the discretion of our board of directors or the compensation committee thereof. Through December 31, 2008, we had granted to Mr. Lyons options to purchase an aggregate of 350,000 shares of our common stock, which vest over periods between four and six years from their respective dates of grant. In April 2009, in exchange for Mr. Lyons’ agreement to reduce his base salary, we granted Mr. Lyons an additional option to purchase 116,592 shares of our common stock, which option will vest, subject to the terms of the option, in quarterly installments through December 31, 2009. However, in the event that prior to December 31, 2009 we restore Mr. Lyons’ salary to at least the amount in effect at March 31, 2009, no additional vesting will occur with respect to the option thereafter, except that daily pro-rata vesting will be credited for the period since the date of the last vesting installment and any unvested portion of the option would terminate at that time. All vested options are exercisable for a period of time following any termination of Mr. Lyons’ employment as may be set forth in the 2000 Plan or in any option agreement between Mr. Lyons and us.

In the event that Mr. Lyons’ employment is terminated by us without “cause” as defined in his employment agreement, or if Mr. Lyons voluntarily terminates his employment within 12 months following a “change in control,” as defined in his employment agreement, then in each case, subject to Mr. Lyons’ entering into and not revoking a release of claims in a form acceptable to us, Mr. Lyons will be entitled to receive (i) severance payments equal to his annual base salary then in effect (or if his base salary is less than the amount in effect as of March 31, 2009, the base salary in effect as of March 31, 2009), plus (ii) any earned bonus, and (iii) if he timely elects and remains eligible for continuation of healthcare benefits, that portion of the continued healthcare premiums that we were paying prior to the date of termination for a period of 12 months, in each case less applicable taxes and withholdings. If Mr. Lyons’s employment had been terminated for any of the reasons described in this paragraph as of December 31, 2008, he would have been entitled to receive severance payments of $202,537, less taxes and withholdings, plus continuation of healthcare benefits with a value of $18,024.
In addition, if Mr. Lyons’ employment is terminated without “cause,” or if there is a “change in control” event, in each case as defined in either the 2000 Plan or in Mr. Lyons’ employment agreement, then the unvested portion of Mr. Lyons’ options to purchase 350,000 shares of common stock outstanding as of December 31, 2008 would accelerate in full. Upon these occurrence of either of these events, Mr. Lyons’ option granted in April 2009 would not accelerate, but Mr. Lyons would receive daily pro-rata vesting through the date of the triggering event.
David R. Crockford. We entered into an employment agreement with Mr. Crockford in March 2005 for him to serve as our vice president of clinical and regulatory affairs. Mr. Crockford’s employment agreement had an initial one-year term, which is automatically renewed for additional one-year periods unless either we or Mr. Crockford elect not to renew it. The agreement was amended and restated during 2008 primarily in order to make changes intended to comply with Section 409A of the Code and was further amended in 2009. Under the employment agreement, as amended to date, Mr. Crockford’s base salary is $210,223. Mr. Crockford is also eligible to receive an annual bonus in an amount established by the board of directors and chief executive officer and is entitled to participate in and receive all standard employee benefits and to participate in all of our applicable incentive plans, including stock option, stock, bonus, savings and retirement plans. We also reimburse Mr. Crockford for two-thirds of his annual term life insurance premium, for term life insurance coverage not to exceed two times his annual base salary.
Mr. Crockford is also eligible to receive options to purchase common stock under the 2000 Plan. The decision to grant any such options and the terms of such options are within the discretion of our board of directors or the compensation committee thereof. Through December 31, 2008, we had granted to Mr. Crockford options to purchase an aggregate of 465,000 shares of our common stock, which vest over periods between four and five years from their respective dates of grant. All vested options are exercisable for a period of time following any termination of Mr. Crockford’s employment as may be set forth in the 2000 Plan or in any option agreement between Mr. Crockford and us.
In the event that Mr. Crockford’s employment is terminated by us without “cause” as defined in his employment agreement, or if Mr. Crockford voluntarily terminates his employment within 12 months following a “change in control,” as defined in his employment agreement, then in each case, subject to Mr. Crockford’s entering into and not revoking a release of claims in a form acceptable to us, Mr. Crockford will be entitled to receive (i) severance payments equal to his annual base salary then in effect, plus (ii) any earned bonus, and (iii) if he timely elects and remains eligible for continuation of healthcare benefits, that portion of the continued healthcare premiums that we were paying prior to the date of termination for a period of 12 months, in each case less applicable taxes and withholdings. If Mr. Crockford’s employment had been terminated for any of the reasons described in this paragraph as of December 31, 2008, he would have been entitled to receive severance payments of $210,223, less taxes and withholdings, plus continuation of healthcare benefits with a value of $15,372. In addition, upon a “change in control,” all of Mr. Crockford’s unvested options will accelerate in full, but there is no such acceleration upon a termination without cause.

Outstanding Equity Awards at December 31, 2008
The following table shows certain information regarding outstanding equity awards at December 31, 2008 for the named executive officers, all of which were stock options.

	Number of
	Shares	Number of Shares
	Underlying	Underlying
	Unexercised	Unexercised	Option Exercise
	Options (#)	Options (#)	Price	Option
Name	Exercisable	Unexercisable	($)	Expiration Date	Note
Mr. Finkelstein	500,000	—	0.33	1/1/2012
	75,000	25,000	3.21	4/1/2015	(1)
	31,250	93,750	2.34	3/15/2014	(1)
	—	125,000	1.15	4/15/2015	(1)
Mr. Lyons	99,999	100,001	3.10	4/7/2015	(2)
	18,750	56,250	2.34	3/15/2014	(1)
	—	75,000	1.50	6/15/2015	(1)
Mr. Crockford	15,000	—	1.07	7/1/2013
	87,500	37,500	0.86	1/1/2014	(3)
	45,000	55,000	3.21	4/1/2015	(3)
	11,250	13,750	3.82	5/25/2015	(3)
	12,500	37,500	2.15	1/16/2014	(3)
	18,750	56,250	2.34	3/15/2014	(1)
	—	75,000	1.15	4/15/2015	(1)

(1)	This option vests in equal installments on the first four anniversaries of the grant date.

(2)	This option vests in equal installments on the first six anniversaries of the grant date.

(3)	This option vests on the first five anniversaries of the grant date in the following installments: 10%, 15%, 20%, 25%, 30%.
Post-Employment Compensation
We do not maintain any plans providing for payment or other benefits at, following, or in connection with retirement other than a 401(k) plan made available to all employees. In addition, we do not maintain any non-qualified deferred compensation plans.
Director Compensation
The following table set forth certain information for the fiscal year ended December 31, 2008 with respect to the compensation of our directors. Mr. Finkelstein’s compensation is disclosed in the Summary Compensation Table above, and he does not receive any additional compensation for his service as a director. Dr. Goldstein is an employee of our company and his compensation as an employee is set forth in the table below. He does not receive any additional compensation for his service as a director.
During 2008, each non-employee director was eligible to receive an annual cash retainer of $13,905. Effective April 1, 2009, this annual retainer was reduced to $9,038. In 2008, the chairman of each of our audit committee and compensation committee received a supplemental annual cash retainer of $10,300, which retainer was reduced to $6,695 as of April 1, 2009. Mr. Hindin currently serves as the chairman of each of these committees.
During 2008, directors also received a cash payment of $1,288 for each board meeting attended in person and $412 for each meeting attended by telephone. Effective April 1, 2009, these amounts were reduced to $837 and $268, respectively. During 2008, members of each committee of the board of directors received a cash payment of $515 for each committee meeting attended, whether in person or by telephone, which amount was reduced to $335 effective as of April 1, 2009.

Additionally, non-employee directors receive a nonqualified stock option under the 2000 Plan to purchase 15,000 shares of common stock upon their re-election as a director at each annual meeting of stockholders. Newly elected or appointed non-employee directors receive a nonqualified stock option under the 2000 Plan to purchase 35,000 shares of common stock. All options granted to directors under this policy vest over four years, with 25% of the shares underlying the option vesting on the first through fourth anniversaries of the date of grant.
In connection with the reduction of the cash fees payable to our non-employee directors as of April 1, 2009 as described above, in April 2009 we granted options to Mr. Hindin, Mr. McNay, Mr. Bove and Dr. Bowles to purchase 26,624 shares, 12,036 shares, 10,732 shares and 14,765 shares, respectively, at an exercise price of $0.57 per share. These options will vest, subject to their terms, in quarterly installments through December 31, 2009. However, in the event that prior to December 31, 2009 we restore the non-employee director fees to at least the amounts in effect at March 31, 2009, then no additional vesting will occur with respect to these April 2009 options thereafter, except that daily pro-rata vesting will be credited for the period since the date of the last vesting installment and any unvested portion of the option would terminate at that time.
We also reimburse directors for expenses incurred in attending meetings of the board and other events attended on our behalf and at our request.
Director Compensation for Fiscal 2008

	Fees Earned or Paid	Option
	in Cash	Awards	All Other		Total
Name	($)	($)(1)	Compensation ($)		($)
Dr. Goldstein	—	108,786	206,206	(2)	314,996
Mr. Hindin	45,631	60,922	—		106,553
Dr. Bowles	25,031	91,210	—		116,241
Mr. McNay	20,600	60,922	—		81,522
Mr. Bove	18,386	60,922	—		79,308

(1)
These amounts reflect expense recognized by us in 2008 for a portion of the current and prior year option awards to directors, adjusted to assume no forfeiture of the awards. Reference is made to Note 2, “Summary of Significant Accounting Policies,” to our financial statements for the year ended December 31, 2008, which identifies assumptions made in the valuation of option awards in accordance with SFAS No. 123(R). At December 31, 2008, Messrs. Hindin, McNay and Bove each held 205,000 unexercised stock options, Dr. Bowles held 130,000 unexercised stock options, and Dr. Goldstein held 550,000 unexercised stock options.

(2)
In addition to being Chairman of our Board of Directors, Dr. Goldstein also serves as our Chief Scientific Advisor. In this capacity, Dr. Goldstein received a base salary of $187,460 for 2008, a bonus of $7,498 based on the achievement of corporate performance goals and a discretionary cash bonus of $11,248. In April 2009, Dr. Goldstein’s employment agreement was amended to reduce his base salary to $121,849. Under Dr. Goldstein’s employment agreement, in the event that his employment is terminated by us without “cause,” as defined in his employment agreement, or if he voluntarily terminates his employment within 12 months following a “change in control,” as defined in his employment agreement, then in each case, subject to Dr. Goldstein’s entering into and not revoking a release of claims in a form acceptable to us, Dr. Goldstein will be entitled to receive a lump sum severance payment equal to his annual base salary then in effect (or if his base salary is less than the amount in effect as of March 31, 2009, the base salary in effect as of March 31, 2009), plus any earned bonus as of the date of termination, in each case less applicable taxes and withholdings. Dr. Goldstein is not entitled to receive any continuing health and welfare benefits as part of our severance obligation to him. If Dr. Goldstein’s employment had been terminated for any of the reasons described in this paragraph as of December 31, 2008, he would have been entitled to receive a lump sum payment of $187,460, less taxes and withholdings. Dr. Goldstein is also eligible to receive options to purchase common stock under the 2000 Plan. The decision to grant any such options and the terms of such options are within the discretion of our board of directors or the compensation committee thereof. Through December 31, 2008, we had granted to Dr. Goldstein options to purchase an aggregate of 550,000 shares of our common stock, which vest over periods between three and four years from their respective dates of grant. In April 2009, in exchange for Dr. Goldstein’s agreement to reduce his base salary, we granted Dr. Goldstein an additional option to purchase 107,913 shares of our common stock, which option will vest, subject to the terms of the option, in quarterly installments through December 31, 2009. However, in the event that prior to December 31, 2009 we restore Dr. Goldstein’s salary to at least the amount in effect at March 31, 2009, no additional vesting will occur with respect to the option thereafter, except that daily pro-rata vesting will be credited for the period since the date of the last vesting installment and any unvested portion of the option would terminate at that time. In addition, if Dr. Goldstein’s employment is terminated without “cause,” or if there is a “change in control” event, in each case as defined in either the 2000 Plan or in Dr. Goldstein’s employment agreement, then the unvested portion of Dr. Goldstein’s options to purchase 550,000 shares of common stock outstanding as of December 31, 2008 would accelerate in full. Upon these occurrence of either of these events, Dr. Goldstein’s option granted in April 2009 would not accelerate, but he would receive daily pro-rata vesting through the date of the triggering event. All vested options are exercisable for a period of time following any termination of Dr. Goldstein’s employment as may be set forth in the 2000 Plan or in any option agreement between Dr. Goldstein and us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2009 by (i) each director; (ii) each of the named executive officers; (iii) all executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. The address for all directors and executive officers is c/o RegeneRx Biopharmaceuticals, Inc., 3 Bethesda Metro Center, Suite 630, Bethesda, MD 20814.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares		Percent of Total

5% Stockholders:

Entities affiliated with Sigma-Tau Finanziaria, S.p.A. Via Sudafrica, 20, Rome, Italy 00144	26,285,624	(2)	46.5%

Named Executive Officers and Other Directors:

J.J. Finkelstein	2,135,388	(3)	3.9%
Allan L. Goldstein	2,208,696	(4)	4.1%
Richard J. Hindin	1,775,210	(5)	3.3%
Joseph C. McNay	1,521,611	(6)	2.8%
Mauro Bove	182,500	(7)	*
L. Thompson Bowles	107,500	(8)	*
C. Neil Lyons	180,832	(9)	*
David R. Crockford	308,750	(8)	*

All directors and executive officers as a group (8 persons)	34,706,111	(10)	59.0%

*	Less than one percent.

(1)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 53,622,491 shares of common stock outstanding on March 31, 2009, adjusted as required by rules promulgated by the SEC.

(2)
Consists of 984,615 shares of common stock held of record and 246,154 shares of common stock issuable upon exercise of warrants held by Sigma-Tau Finanziaria, S.p.A. (“Sigma-Tau”) that are exercisable within 60 days of March 31, 2009; 12,011,185 shares of common stock held of record and 589,481 shares of common stock issuable upon exercise of warrants held by Defiante Farmaceutica LDA (“Defiante”), a subsidiary of Sigma-Tau, that are exercisable within 60 days of March 31, 2009; 4,740,082 shares of common stock held of record and 1,061,820 shares of common stock issuable upon exercise of warrants held by Inverlochy-Consultadoria e Servicos (S.U.) LDA (“Inverlochy”), an entity wholly owned by Claudio Cavazza, who directly and indirectly owns 57% of Sigma-Tau, that are exercisable within 60 days of March 31, 2009; and 5,590,467 shares of common stock held of record and 1,061,820 shares of common stock issuable upon exercise of warrants held by Chaumiere-Consultadoria e Servicos SDC Unipessoal LDA (“Chaumiere”), an indirect wholly-owned subsidiary of Aptafin S.p.A., which is owned by Paolo Cavazza and members of his family, that are exercisable within 60 days of March 31, 2009. Paolo Cavazza directly and indirectly owns 38% of Sigma-Tau.

(3)
Consists of 1,403,138 shares of common stock held of record by Mr. Finkelstein and 38,500 shares of common stock held of record by Mr. Finkelstein’s minor daughter over which Mr. Finkelstein shares voting and dispositive power. Also includes 693,750 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2009.

(4)	Consists of 1,752,446 shares of common stock held of record by Dr. Goldstein and 456,250 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2009.

(5)	Consists of 1,592,710 shares of common stock held of record by Mr. Hindin and 182,500 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2009.

(6)	Consists of 1,339,111 shares of common stock held of record by Mr. McNay and 182,500 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2009.

(7)
Consists of shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2009. Mr. Bove is an officer of Sigma-Tau, but he has no beneficial ownership over the reported securities as he has no voting or dispositive power with respect to the securities held by Sigma-Tau and its affiliates described in Note 2 above.

(8)	Consists of shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2009.

(9)	Consists of 10,000 shares of common stock held of record by Mr. Lyons and 170,832 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2009.

(10) Consists of 29,462,254 shares of common stock held of record, 2,959,275 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 31, 2009 and 2,284,582 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2009.

Equity Compensation Plan Information
The following table provides information as of December 31, 2008 about the securities authorized for issuance to our employees, directors and other eligible participants under our equity compensation plans, consisting solely of the 2000 Plan. Under the 2000 Plan, the Board of Directors, or the compensation committee thereof, may grant options to purchase shares of our common stock. Options may only be granted to our directors, officers, employees, consultants or advisors, and no single participant can receive options for more than 450,000 shares in any one year. The exercise price and term of any grant is determined at the time of grant but may not be less than the fair market value of our common stock on the date of the grant, and the term of an option may not exceed ten years. There are currently 6,500,000 shares authorized for issuance under the 2000 Plan.

Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon exercise	Weighted-average exercise	equity compensation plans
	of outstanding options,	price of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,117,500	$1.72	2,347,500

Equity compensation plans not approved by security holders	—	—	—

Total	4,117,500	$1.72	2,347,500

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Related Party Transactions
Since January 1, 2008, we have entered into three financing transactions with Sigma-Tau and its affiliates as described below. As described above, Mr. Bove is an officer of Sigma-Tau. Each of these transactions was approved by our Board of Directors and our audit committee, following disclosure of Mr. Bove’s potential interests in these transactions.
On February 29, 2008, pursuant to Securities Purchase Agreements dated as of February 27, 2008 (the “February 2008 Purchase Agreements”) between us and each of Chaumiere and Inverlochy (collectively, the “Purchasers”), Chaumiere purchased 2,500,000 shares of our common stock and Inverlochy purchased 2,500,000 shares of our common stock for a purchase price of $1.00 per share in a private placement. The February 2008 Purchase Agreements provide that (i) the Purchasers may not transfer the shares through December 31, 2010 (the “Restricted Period”) except for transfers to Affiliates (as defined therein), (ii) we, rather than the Purchasers, have all voting rights in respect of the shares during the Restricted Period, and (iii) we shall have the right to repurchase the shares at any time during the Restricted Period at a price of $2.00 per share, with respect to any repurchases made on or prior to December 31, 2009, and at a price of $2.50 per share with respect to any repurchases made between January 1, 2010 and December 31, 2010. In consideration for the purchase of such shares, on February 29, 2008, we issued warrants (i) to Inverlochy to purchase 500,000 shares of common stock and (ii) to Chaumiere to purchase 500,000 shares of common stock, in each case exercisable at a price of $1.60 per share. One-third of the warrants vested on February 29, 2008, one-third vested on December 31, 2008, and one-third is scheduled to vest on December 31, 2009. However, should we repurchase all of the shares sold under the February 2008 Purchase Agreements prior to December 31, 2009, any unvested warrants would terminate as of the date of repurchase.
On December 10, 2008, pursuant to Securities Purchase Agreements dated as of December 10, 2008 (the “December 2008 Purchase Agreements”) between us and each of Chaumiere and Inverlochy, Chaumiere purchased 1,034,482 shares of common stock and Inverlochy purchased 1,034,482 shares of common stock for a purchase price of $1.45 per share in a private placement. The December 2008 Purchase Agreements provide that (i) the Purchasers may not transfer the shares through December 31, 2011 except for transfers to Affiliates (as defined therein) and (ii) we, rather than the Purchasers, have all voting rights in respect to the shares through December 31, 2011. In consideration for the purchase of such shares, on December 10, 2008 we issued warrants (i) to Inverlochy to purchase 372,552 shares of common stock and (ii) to Chaumiere to purchase 372,552 shares of common stock, in each case vested upon issuance and exercisable at a price of $1.74 per share, in whole or in part, at any time and from time to time until December 31, 2011.
On April 30, 2009, pursuant to a Securities Purchase Agreement (the “April 2009 Purchase Agreement”) between us and Chaumiere, Chaumiere purchased 1,052,631 shares of common stock for a purchase price of $0.57 per share in a private placement. The April 2009 Purchase Agreement provides that (i) Chaumiere may not transfer the shares through April 30, 2012 except for transfers to Affiliates (as defined therein) and (ii) we, rather than Chaumiere, have all voting rights in respect to any shares issued under the April 2009 Purchase Agreement through April 30, 2012. In consideration for the purchase of such shares, on April 30, 2009, we issued a fully vested warrant to Chaumiere to purchase 263,158 shares of common stock, exercisable at a price of $0.91 per share, in whole or in part, at any time and from time to time until April 30, 2012.
Director Independence
After review of all relevant transactions or relationships between each director, or any of his family members, and our company, its senior management and its independent auditors, our board has determined that each of our current directors other than Mr. Finkelstein and Dr. Goldstein, and each member of the audit and compensation committees of our board of directors, are independent directors within the meaning of the listing standards of the NYSE Amex stock exchange. Mr. Finkelstein and Dr. Goldstein are not independent by virtue of their employment with us.
In making its determination as to independence, our board of directors found that none of the independent directors had a material or other disqualifying relationship with us. In determining the independence of Mr. Bove, the board of directors took into account the significant ownership of our common stock by Sigma-Tau and its affiliates. The board of directors does not believe that any of the transactions with Sigma-Tau and its affiliates described would interfere with Mr. Bove’s exercise of independent judgment in carrying out his responsibilities as a director of our company.

Item 14. Principal Accounting Fees and Services.
The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2008 and 2007 by Reznick Group, P.C., our independent registered public accounting firm. All such fees described below were approved by the audit committee.

	2008	2007
Audit fees	$51,000	$46,000
Audit-related fees (1)	—	2,850
Tax fees (2)	11,650	7,000
All other fees (3)	—	10,000
Total Fees	$62,650	$65,850

(1)	Audit-related fees include fees for reviews and consents necessary to engage in equity transactions.

(2)	Tax fees include the preparation of our corporate federal and state income tax returns.

(3)	All other fees represent the cost of an executive compensation survey during 2007.
Our audit committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Reznick Group, P.C. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accounting form or on an individual explicit case-by-case basis before the independent registered public accounting form is engaged to provide each service. On a periodic basis, the independent registered public accounting firm reports to the audit committee on the status of actual costs for approved services against the approved amounts.
The audit committee has determined that the rendering of the services other than audit services by Reznick Group P.C. is compatible with maintaining that firm’s independence.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Amendment No. 1 to Registration Statement (File No. 33-9370) (filed November 26, 1986)

3.2	Certificate of Amendment	Exhibit 3.2 to the Company’s Transitional Report on Form 10-K (File No. 1-15070) (filed March 18, 1991)

3.3	Certificate of Amendment	Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB (File No. 1-15070) (filed April 2, 2001)

3.4	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 2 to the Company’s Current Report on Form 10-K (File No. 1-15070) (filed May 2, 1994)

3.5	Amended and Restated Bylaws of the Company	Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (filed August 14, 2006)

3.6	Amendment to Amended and Restated Bylaws of the Company	Exhibit 3.6 to the Company’s Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Form of Stock Certificate	Exhibit 4.1 to Amendment No. 1 to Registration Statement (File No. 33-9370) (filed November 26, 1986)

4.2	Form of Rights Certificate	Exhibit 3 to the Company’s Current Report on Form 8-K (File No. 1-15070) (filed May 2, 1994)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 1 to the Company’s Current Report on Form 8-K (File No. 1-15070) (filed May 2, 1994)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to the Company’s Annual Report on Form 10-KSB (filed March 31, 2006)

Exhibit No.		Description of Exhibit	Reference*

10.1	^	Amended and Restated 2000 Stock Option and Incentive Plan, as amended	Annex A to the Company’s Proxy Statement on Schedule 14A (filed May 9, 2008)

10.2		Patent License Agreement — Exclusive, dated January 24, 2001, between the Company and the U.S. Public Health Service	Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB (File No. 1-15070) (filed April 2, 2001)**

10.3		Thymosin Beta 4 License and Supply Agreement, dated January 21, 2004, between the Company and Defiante Farmaceutica LDA	Exhibit 10.10 to the Company’s Registration Statement on Form SB-2 (File No. 333-113417) (filed March 9, 2004)**

10.4	^	Second Amended and Restated Employment Agreement, dated March 11, 2009, between the Company and Allan L. Goldstein, as amended	Filed herewith

10.5	^	Second Amended and Restated Employment Agreement, dated March 12, 2009, between the Company and J.J. Finkelstein, as amended	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed on April 15, 2009)

10.6	^	Second Amended and Restated Employment Agreement, dated March 31, 2009, between the Company and C. Neil Lyons, as amended	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed on April 15, 2009)

10.7	^	Second Amended and Restated Employment Agreement, dated March 31, 2009, between the Company and David Crockford	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed on April 15, 2009)

10.8		Form of Warrant to Purchase Common Stock	Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on January 6, 2005)

10.9		Form of Amendment to Warrant to Purchase Common Stock	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed January 7, 2008)

10.10		Form of Second Amendment to Warrant to Purchase Common Stock	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed April 4, 2008)

10.11		Stock Purchase Agreement, dated June 23, 2005	Exhibit 99.2 to the Company’s Current Report on Form 8-K (filed June 23, 2005)

Exhibit No.	Description of Exhibit	Reference*

23.1	Consent of Reznick Group, P.C.	Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed on April 15, 2009)

24.1	Powers of Attorney	Included on signature page to original filing on April 15, 2009

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed on April 15, 2009)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed on April 15, 2009)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2009.

RegeneRx Biopharmaceuticals, Inc. (Registrant)
By:	/s/ J.J.Finkelstein
J.J. Finkelstein
President and Chief Executive Officer

By:	/s/ C. Neil Lyons
C. Neil Lyons
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated.

Name	Title	Date

*	Chairman of the Board and Chief Scientific Advisor	April 30, 2009

Allan L. Goldstein

/s/ J.J. Finkelstein J.J. Finkelstein	President, Chief Executive Officer, and Director (Principal Executive Officer)	April 30, 2009

/s/ C. Neil Lyons C. Neil Lyons	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2009

*	Director	April 30, 2009
Richard J. Hindin

*	Director	April 30, 2009
Joseph C. McNay

*	Director	April 30, 2009
Mauro Bove
*	Director	April 30, 2009
L. Thompson Bowles

* By:	/s/ C. Neil Lyons
C. Neil Lyons
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.		Description of Exhibit	Reference*

10.4	^	Second Amended and Restated Employment Agreement, dated March 11, 2009, between the Company and Allan L. Goldstein, as amended	Filed herewith

31.1		Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2		Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith