Form 10-Q
period 2009-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2009-05-15
CIK 707511

Securities and Exchange Commission
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
54,675,122 shares of common stock, par value $0.001 per share, were outstanding as of May 8, 2009.

RegeneRx Biopharmaceuticals, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2009

Part I — Financial Information
Item 1. Financial Statements
RegeneRx Biopharmaceuticals, Inc.
Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,904,308	$5,655,367
Prepaid expenses and other current assets	164,072	236,477

Total current assets	4,068,380	5,891,844
Fixed assets, net of accumulated depreciation of $86,090 and $81,623	20,572	25,039
Other non-current assets	5,693	5,693

Total assets	$4,094,645	$5,922,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$371,629	$70,554
Accrued expenses	1,374,374	1,255,358

Total current liabilities	1,746,003	1,325,912

Commitments	—	—

Stockholders’ equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	—	—
Common stock, par value $.001 per share, 100,000,000 shares authorized; 53,622,491 issued and outstanding	53,623	53,623
Additional paid-in capital	82,817,213	82,550,585
Accumulated deficit	(80,522,194)	(78,007,544)

Total stockholders’ equity	2,348,642	4,596,664

Total liabilities and stockholders’ equity	$4,094,645	$5,922,576

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Operations
(unaudited)

	Three Months ended March 31,
	2009	2008
Revenues	$—	$32,167

Operating expenses:
Research and development	1,661,600	1,634,466
General and administrative	859,568	1,074,897

Total operating expenses	2,521,168	2,709,363

Loss from operations	(2,521,168)	(2,677,196)

Interest income	6,518	63,855

Net loss	$(2,514,650)	$(2,613,341)

Basic and diluted net loss per common share	$(0.05)	$(0.05)

Weighted average number of common shares outstanding	53,622,491	48,696,819

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Cash Flows
(unaudited)

	For the Three Months ended March 31,
	2009	2008

Operating activities:
Net loss	$(2,514,650)	$(2,613,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,467	5,177
Non-cash share-based compensation	266,628	262,202
Changes in operating assets and liabilities:
Accounts receivable	—	(5,216)
Prepaid expenses and other current assets	72,405	39,862
Accounts payable	301,075	240,373
Accrued expenses	119,016	(1,195,797)

Net cash used in operating activities	(1,751,059)	(3,266,740)

Investing activities:
Proceeds from sales/maturities of short-term investments	—	4,581,135

Net cash provided by investing activities	—	4,581,135

Financing activities:
Net proceeds from issuance of common stock	—	4,947,760

Net cash provided by financing activities	—	4,947,760

Net (decrease) increase in cash and cash equivalents	(1,751,059)	6,262,155

Cash and cash equivalents at beginning of period	5,655,367	3,696,878

Cash and cash equivalents at end of period	$3,904,308	$9,959,033

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Notes to Financial Statements
For the three months ended March 31, 2009 and 2008 (Unaudited)
A. organization, business overview and basis of presentation
Organization and Nature of Operations. RegeneRx Biopharmaceuticals, Inc. (the “Company”, “We”, “Us”, “Our”), a Delaware corporation, was incorporated in 1982. We are focused on the discovery and development of novel molecules to accelerate tissue and organ repair. Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (“segments”). Our operations are confined to one business segment: the development and marketing of product candidates based on Thymosin Beta 4 (“Tb4”), an amino acid peptide.
Management Plans to Address Operating Conditions. We incurred a net loss of $2.5 million for the three months ended March 31, 2009. Since inception, and through March 31, 2009, we have an accumulated deficit of $80.5 million and we had cash and cash equivalents of $3.9 million as of March 31, 2009. On April 30, 2009 we issued 1,052,631 shares of common stock and warrants to purchase 263,158 shares of our common stock to an affiliate of Sigma-Tau Group, our largest stockholder group, for gross proceeds of $600,000. We have also reduced our ongoing monthly cash outflows through salary reductions and reductions in director fees in exchange for the issuance of stock options to our non-employee directors and certain of our executives and employees. We expect the aggregate cash savings from these salary and fee reductions to be approximately $400,000 through December 31, 2009. Based on our operating plan with our expected reduced monthly cash outflows and the additional funds raised from this financing with Sigma-Tau, we believe that our cash and cash equivalents will fund our operations into early 2010.
We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tb4-based product candidates over multiple medical indications. We will need substantial additional funds in order to initiate any further preclinical studies or clinical trials, and to fund our operations beyond early 2010. Accordingly, we need financing and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaborations, licensing arrangements or the sale of our company or certain of our intellectual property rights.
Although we intend to continue to seek additional financing and/or strategic partners, we may not be able to complete a financing or strategic transaction, either on favorable terms or at all. If we are unable to complete a financing or strategic transaction, we may not be able to continue as a going concern after our funds have been exhausted, and we could be required to significantly curtail or cease operations, file for bankruptcy or liquidate and dissolve. There can be no assurance that we will be able to obtain any sources of funding.
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

To achieve profitability we, or a strategic partner, must successfully conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market those pharmaceutical products we wish to commercialize. The time required to reach profitability is highly uncertain and there can be no assurance that we will be able to achieve sustained profitability, if at all.
The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP. The accounting policies underlying our unaudited interim financial statements are consistent with those underlying our audited annual financial statements. These unaudited interim financial statements should be read in conjunction with the audited annual financial statements as of and for the year ended December 31, 2008, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”).
The accompanying December 31, 2008 financial information was derived from our audited financial statements. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or any other future period.
B. Sponsored Research Revenues
We account for non-refundable grants as “Sponsored Research Revenues.” Associated revenues are recognized when the associated research has been performed and the related underlying costs are incurred.
C. Net Loss per Common Share
Net loss per common share for the three-month periods ended March 31, 2009 and 2008, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 9,366,590 shares and 8,048,986 shares in 2009 and 2008, respectively, reserved for the exercise of outstanding options and warrants.
D. Stock Based Compensation
We recognized $266,628 and $262,202 in stock-based compensation expense for the three months ended March 31, 2009 and 2008, respectively. Given our current estimates of future forfeitures, we expect to recognize the compensation cost related to non-vested options as of March 31, 2009 of $1,088,000 over the weighted average remaining recognition period of 1.2 years.
During the first three months of 2009 and 2008, we did not grant options.

E. Income Taxes
As of March 31, 2009, there have been no material changes to our uncertain tax positions disclosures as provided in Note 8 of the Annual Report. We do not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2010.
F. Fair Value Measurements
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
At March 31, 2009, we held no qualifying liabilities, and our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $0.2 million using Level 1 inputs.
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
G. Subsequent Event
Effective April 1, 2009, we implemented initiatives to reduce our monthly cash outflows, including a 35% reduction in salaries of substantially all executives and staff. In return, the employees participating in the salary reduction have received, in the aggregate, options to purchase 701,282 shares of common stock at an exercise price of $0.57 per share, one-third of which are scheduled to vest at the end of each remaining calendar quarter during 2009. Our board of directors also approved a 35% reduction in compensation of non-employee directors. In return, our non-employee directors have received, in the aggregate, options to purchase 64,157 shares of common stock at an exercise price of $0.57 per share, which options are also scheduled to vest at the end of each remaining calendar quarter during 2009. We expect to incur a non-cash compensation expense in the aggregate of approximately $89,000 in each of the final three calendar quarters of 2009 as a result of these option grants.
On April 30, 2009 we issued 1,052,631 shares of common stock at a price of $0.57 per share, and warrants to purchase 263,158 shares of our common stock at $0.91 per share, to an affiliate of Sigma-Tau Group, our largest stockholder group, for gross proceeds of $600,000.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Part I., Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the words “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “may” or other similar expressions. In addition, any statements that refer to projections of our future financial performance, our clinical development programs and schedules, our future capital resources and funding requirements, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We cannot guarantee that we will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make, including those described under “Risk Factors” set forth below in Part II., Item 1A. In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.
Overview
Our operations consist primarily of pre-clinical studies and clinical trials related to the development of product candidates based on Thymosin beta 4 (“Tb4”), a 43 amino acid peptide. Currently, we have three Tb4-based drug formulations in clinical development: RGN-137, a topically applied gel product candidate for chronic dermal wounds; RGN-259, a sterile eye drop for ophthalmic injuries; and RGN-352, a parenteral (injectable) formulation for systemic delivery anticipated to be used in a Phase II acute myocardial infarction (“AMI”), or heart attack, trial. We are also seeking a partner for development of an inhaled formulation of Tb4 known as RGN-457, which is in preclinical development targeting cystic fibrosis.
In the first quarter of 2009, we completed and reported results from two Phase II dermal wound healing clinical trials using RGN-137 and terminated a proof-of-concept Phase II ophthalmic wound healing trial using RGN-259, due to slow patient enrollment in the trial and encouraging compassionate use data in another study. Under a compassionate use Investigational New Drug Application (“IND”), corneal wound healing was observed following treatment of four patients with RGN-259. Subject to our ability to obtain additional financing, we intend to initiate in late 2009 or early 2010 a new Phase II/III trial to evaluate RGN-259 in an ophthalmic indication more similar to that observed under the compassionate use IND. We have also finished treating 80 healthy subjects in a Phase I clinical trial utilizing RGN-352, consisting of 40 subjects in each of two phases, to support our cardiovascular clinical program, and to date there have been no reported drug-related adverse events. These healthy subjects will be followed for six months after treatment, at which time we will report final results from this trial.
We are currently enrolling patients in one ongoing Phase II dermal wound healing clinical trial evaluating RGN-137 in the treatment of Epidermolysis Bullosa, or EB, which we expect to complete no earlier than 2010.
An affiliate of Sigma-Tau Group, who together with its affiliates are our largest stockholder group, funded all costs associated with one of the Phase II dermal wound healing clinical trials for RGN-137 in the European Union. We have been primarily responsible for the costs associated with the other completed trials as well as the ongoing Phase II trial for EB.

We incurred a net loss of $2.5 million for the three months ended March 31, 2009. Since inception, and through March 31, 2009, we have an accumulated deficit of $80.5 million and we had cash and cash equivalents of $3.9 million as of March 31, 2009. On April 30, 2009 we issued 1,052,631 shares of common stock and warrants to purchase 263,158 shares of our common stock to an affiliate of Sigma-Tau Group, our largest stockholder group, for gross proceeds of $600,000. We have also reduced our ongoing monthly cash outflows through salary reductions and reductions in director fees in exchange for the issuance of stock options to our non-employee directors and certain of our executives and employees. We expect the aggregate cash savings from these salary and fee reductions to be approximately $400,000 through December 31, 2009. Based on our operating plan with our expected reduced monthly cash outflows and the additional funds raised from this financing with Sigma-Tau, we believe that our cash and cash equivalents will fund our operations into early 2010.
We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tb4-based product candidates over multiple medical indications. We will need substantial additional funds in order to initiate any further preclinical studies or clinical trials, and to fund our operations beyond early 2010. Accordingly, we need financing and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaborations, licensing arrangements or the sale of our company or certain of our intellectual property rights.
Although we intend to continue to seek additional financing and/or strategic partners, we may not be able to complete a financing or strategic transaction, either on favorable terms or at all. If we are unable to complete a financing or strategic transaction, we may not be able to continue as a going concern after our funds have been exhausted, and we could be required to significantly curtail or cease operations, file for bankruptcy or liquidate and dissolve. There can be no assurance that we will be able to obtain any sources of funding.
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
To achieve profitability we, or a strategic partner, must successfully conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market those pharmaceutical products we wish to commercialize. The time required to reach profitability is highly uncertain and there can be no assurance that we will be able to achieve sustained profitability, if at all.
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
Critical Accounting Policies
In Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on April 15, 2009 (the “Annual Report”), we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our Annual Report.
Results of Operations
Comparison of the three months ended March 31, 2009 and 2008
Revenues. For the three months ended March 31, 2009 and 2008, revenues recognized under our grant from the National Institutes of Health (“NIH”) for the orphan indication Epidermolysis Bullosa (“EB”) decreased from approximately $32 thousand in 2008 to $0 in 2009 as we had exhausted all funds available to us under this grant. As of March 31, 2009, all of the $681,000 in funding had been received and we do not expect to receive any additional funds under this grant.
R&D Expenses. For the three months ended March 31, 2009 and 2008, our R&D expenses increased by approximately $27 thousand, or 1.7% from $1.634 million to $1.661 million. While the underlying clinical trial activity varied between the periods, the net overall expenditures remained consistent. During the three-month period ended March 31, 2009 the Phase I trial for the injectable formulation RGN-352 was enrolling the last cohorts of healthy subjects and incurred costs of approximately $522 thousand, an increase of approximately $355 thousand over the same period in 2008. This increase in activity was largely offset by decreased activity in our Phase II pressure ulcer trial evaluating RGN-137 which incurred virtually no costs, a reduction of approximately $200 thousand compared to the same period last year. We also terminated our Phase II ophthalmic trial evaluating RGN-259 during the first quarter of 2009. For the three-month period ended March 31, 2009 we incurred approximately $492 thousand on this trial, which was a reduction of approximately $98 thousand compared to the same period in 2008. Enrollment for our EB trial evaluating RGN-137 has been erratic due to the orphan nature of this disease and our costs to treat patients also varies widely from period to period. For the three-month period ended March 31, 2009 we incurred approximately $30 thousand in costs for this trial, a reduction of approximately $67 thousand compared to the same period in 2008. The remaining difference, an increase in R&D costs for the three-month period ended March 31, 2009 of approximately $37 thousand, primarily relates to consulting services of medical specialists and bio-statisticians who have been reviewing the significant amounts of data supporting our clinical announcements during the first quarter of 2009, namely the data from our Phase II trials evaluating RGN-137 in the treatment of pressure ulcers and venous stasis ulcers and our Phase I trial of RGN-352.

G&A Expenses. Our G&A expenses decreased $215 thousand, or 20%, from $1.075 million to $0.860 million, during the three months ended March 31, 2009 and 2008. This difference was attributable to a decrease in legal costs needed to support our intellectual property portfolio and other business development matters. All other elements of our G&A expenses remained relatively the same between the periods.
Liquidity and Capital Resources
Sources of Liquidity
We have not commercialized any of our product candidates to date and have incurred significant losses since inception. We have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings. During 2008 and 2009, we have been dependent on our largest stockholder group, Sigma-Tau Group and its affiliates, to provide the necessary funding in order to continue our operations. In 2008, we raised approximately $8.0 million from Sigma-Tau and its affiliates through the sale of common stock and warrants. In April 2009, we raised an additional $600,000 from an affiliate of Sigma-Tau through the sale of common stock and warrants.
As of March 31, 2009, we had cash and cash equivalents of approximately $3.9 million. This compares to cash and cash equivalents of approximately $5.7 million at December 31, 2008. Our cash position decreased in the first three months of 2009 by a net $1.8 million. During the three-month period the full $1.8 million decrease was attributable to operating activities, and there was no sources or uses of cash for investing or financing activities.
We are party to a license agreement with an affiliate of Sigma-Tau Pharmaceuticals that provides the opportunity for us to receive milestone payments upon specified events and royalty payments upon commercial sales of Tb4 in Europe. However, there can be no assurance that we will be able to attain such milestones and generate any such payments under the agreement.
Potential sources of outside capital include entering into strategic business relationships, public or private sales of shares of our capital stock, or debt, or other similar financial instruments. While we closed private placements of common stock and warrants to purchase common stock involving Sigma-Tau and its affiliates in December 2008 and April 2009, we do not have any other committed sources of outside capital at this time. Consequently, there can be no assurance that we will be able to obtain additional capital in sufficient amounts, on acceptable terms, or at all.
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

Cash Flows
Net Cash Used in Operating Activities. Net cash used in operating activities for the three months ended March 31, 2009 was approximately $1.8 million, approximately $1.5 million less than net cash used in operating activities during the same period in 2008. While the net operating losses and the non cash expenses for the two periods were relatively similar, the difference was primarily due to cash used in the first quarter of 2008 to pay down liabilities incurred towards the end of 2007, related primarily to a periodic production of Tb4, along with some significant clinical activities that had been performed but not billed.
Net Cash Provided By Investing Activities. Net cash provided by investing activities was $0 for the three months ended March 31, 2009 and was approximately $4.6 million for the three months ended March 31, 2008. Our investing activities provided cash in the first three months of 2008 from the maturity of various short-term investments which were re-invested in U.S. Treasury Bills at the time, which were accounted for as a cash equivalent.
Net Cash Provided by Financing Activities. Net cash provided by financing activities was $0 for the three months ended March 31, 2009 and was approximately $4.9 million for the three months ended March 31, 2008. Our financing activities provided cash for the first three months of 2008 from a private placement of securities on February 29, 2008 with affiliates of the Sigma-Tau Group.
Future Funding Requirements
The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. During the first quarter of 2009, we completed two Phase II clinical trials, closed one additional Phase II clinical trial and completed the treatment phase of another Phase I clinical trial. As a result, as of the date of this report, we are actively enrolling patients in only one trial. In order to continue the development of our product candidates, we intend to conduct additional clinical trials, the timing of which is uncertain.
As of the date of this report, we believe we will have sufficient liquidity and capital resources to fund our operations until early 2010, without considering the benefits of any potential future milestone payments that we may receive under the license agreement described above. Accordingly, we need financing and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing or corporate collaboration and licensing arrangements, or the sale of certain of our intellectual property rights. However, we do not currently have any commitments for future external funding and additional equity or debt financing may not be available on a timely basis, on acceptable terms, or at all.
In the first quarter of 2009, we also initiated a number of cash preservation initiatives, including salary reductions and reductions in non-employee director fees in exchange for stock options to our non-employee directors and certain of our executives and other key employees. We expect these efforts to preserve approximately $400,000 through the end of 2009.
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

The length of time required for clinical trials varies substantially according to the type, complexity, novelty and intended use of a product candidate. Some of the factors that could decrease our liquidity and increase our capital needs beyond our current expectations include, but are not limited to:
•	the progress of our clinical trials,
•	the progress of our research activities,
•	the number and scope of our research programs,
•	the progress of our pre-clinical development activities,
•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims,
•	the costs related to development and manufacture of pre-clinical, clinical and validation lots for regulatory purposes and commercialization of drug supply associated with our product candidates,
•	our ability to enter into corporate collaborations and the terms and success of these collaborations,
•	the costs and timing of regulatory approvals. and
•	the costs of establishing manufacturing, sales and distribution capabilities.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
At March 31, 2009, our cash and cash equivalents, which totaled approximately $3.9 million, were comprised primarily of FDIC insured bank deposits as set forth in Note F to the unaudited financial statements included elsewhere in this report, with the remainder in money-market investments backed by U.S. government obligations, U.S. government agency obligations and investment-grade corporate bonds. Money market investments are subject to default, changes in credit ratings and changes in market value. We limit our default risk by investing in high-quality, investment grade instruments. Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. Due to the short-term nature of these investments, if market interest rates were to increase by 10% from levels as of March 31, 2009, the decline in fair value would not be material.

Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based upon this evaluation, management has concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
b) Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part II, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.
Risks Related to Our Liquidity and Need for Financing
We estimate that our current liquidity and capital resources are sufficient to fund our operations into early 2010. However, we will need substantial additional funds to expand operations, which we may not be able to raise on favorable terms, or at all.
In the first quarter of 2009, we reported on several trials in our clinical program: the results of a Phase II clinical trial evaluating our topical gel product candidate RGN-137 in patients with pressure ulcers; the results of a Phase II clinical trial evaluating our topical gel product candidate RGN-137 in patients with venous stasis ulcers; the results of a Phase I clinical trial evaluating our injectable product candidate RGN-352 in healthy volunteers; and the early termination of a Phase I clinical trial evaluating our ophthalmic product candidate RGN-259 due to data obtained under a compassionate IND indicating RGN-259’s positive effects on corneal wound healing. As of the date of this report, we are continuing to enroll patients in our Phase II clinical trial evaluating our topical gel product candidate RGN-137 in patients with EB, furthering our research with our peptide fragments targeting the cosmeceutical market and actively pursuing potential licensing partnerships for our other product candidates. As of the date of this report, we believe we have sufficient liquidity and capital resources to fund our operations into early 2010. However, we will need substantial additional funds in order to initiate any further preclinical studies or clinical trials, and to fund our operations beyond early 2010. Accordingly, we need financing and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing or corporate collaboration and licensing arrangements or the sale of certain of our intellectual property rights.

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
We have recently implemented a number of efforts to preserve our cash, including salary reductions for certain of our employees and reductions in non-employee director fees, and we recently obtained $600,000 in equity financing from an affiliate of Sigma-Tau Group, our largest stockholder group. With our expected reduced monthly cash outflows and these additional funds, we believe that our cash and cash equivalents, which were approximately $3.9 million at March 31, 2009, will fund our operations into early 2010. Although we intend to continue to seek additional financing or a strategic partner, we may not be able to complete a financing or corporate transaction, either on favorable terms or at all. If we are unable to complete a financing or strategic transaction, we may not be able to continue as a going concern after our funds have been exhausted, and we could be required to take actions that may result in stockholders having little or no continuing interest in our assets, such as ceasing operations, seeking protection under the provisions of the U.S. Bankruptcy Code or liquidating and dissolving our company.
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
We have incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tb4. As of March 31, 2009, our accumulated deficit totaled $80.5 million and our cash and cash equivalents totaled $3.9 million.

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
We incurred a net loss of approximately $10.6 million for 2008 and $2.5 million for the three-month period ended March 31, 2009. In light of our current cash position, we have taken, and we plan to undertake, a number of actions intended to preserve our cash balances in 2009. In April 2009, we initiated activities to reduce monthly cash outflows, including salary reductions for certain of our employees, reductions in general and administrative expenses and reductions in non-employee director fees. If these reductions are not effectively managed, or if our management and key employees do not continue with us, we may experience unanticipated effects from these reductions causing harm to our business and our relationships with third parties.
We are currently not in compliance with NYSE Amex rules regarding the minimum shareholders’ equity requirement and are at risk of being delisted from the NYSE Amex stock exchange, which may subject us to the SEC’s penny stock rules and decrease the liquidity of our common stock. If our common stock is delisted, this would likely make capital raising efforts more difficult.
Because of our historical losses from operations, NYSE Amex rules require that we maintain a minimum shareholders’ equity of $6 million, unless our market capitalization exceeds $50 million. As of March 31, 2009, our total stockholders’ equity was $2.3 million, and our market capitalization is below $50 million. In April 2009, we received a notice from NYSE Amex indicating that were below certain of the exchange’s continued listing standards.
We may submit a plan of compliance to NYSE Amex by May 25, 2009 that demonstrates our ability to regain compliance with the listing standards within an 18 month remediation period. We currently intend to submit such a plan, but there can be no assurance that we will be able to do so in a timely manner or that any such plan we submit will be accepted. If the plan is accepted, we may be able to continue our listing during the 18-month plan period, during which time we will be subject to periodic review to determine whether we are making progress consistent with the plan. There can be no assurance that, if accepted, such a plan will ultimately be successful, or that, if the plan is rejected or we are determined to not be making progress consistent with the plan, any appeals by us to the exchange would be successful.
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

Potential sources of outside capital include entering into strategic business relationships, public or private sales of shares of our capital stock, or the issuance of debt, or other similar financial instruments. We do not have any committed sources of outside capital at this time, and there can be no assurance that we will be able to obtain further capital in sufficient amounts, or on acceptable terms, or in the timeframe needed to ensure the uninterrupted execution of our business strategy.

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
Mauro Bove, a member of our Board of Directors, is also a director and officer of Sigma-Tau Finanziaria S.p.A, who with its affiliated entities are collectively our largest stockholder group. Sigma-Tau Pharmaceuticals is also our strategic partner in Europe with respect to the development of certain of our drug candidates. During 2008, we issued shares of common stock and common stock warrants to affiliates of Sigma-Tau in two private placement financing transactions, but we retained the right to repurchase some of these shares under certain circumstances. In April 2009, we sold common stock and warrants for $600,000 in gross proceeds to an affiliate of Sigma-Tau.
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
We have received an exclusive worldwide license to intellectual property discovered at the National Institutes of Health, or NIH, pertaining to the use of Tb4 in wound healing and tissue repair. The intellectual property rights from this license form the basis for our current commercial development focus with Tb4. This license terminates upon the last to expire of the patent applications that are filed in connection with the license. This license requires us to pay a minimum annual royalty to the NIH, regardless of the success of our product development efforts, plus certain other royalties upon the sale of products created by the intellectual property granted under the license. We rely on this license for a significant portion of our business. This license may be terminated for a number of reasons, including non-payment of the royalty or lack of continued product development, among others. While to date we believe that we have complied with all requirements to maintain the license, the loss of this license would have a material adverse effect on our business and business prospects and may require us to cease development of our current line of Tb4-based product candidates.
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
As of April 30, 2009, our officers, directors and principal stockholders together control approximately 55% of our outstanding common stock. Included in this group is Sigma-Tau and its affiliates, which together hold outstanding shares representing approximately 44% of our outstanding common stock. A portion of the shares of common stock currently held by Sigma-Tau and its affiliates, representing 16% of our outstanding common stock, are subject to voting agreements under which our Board controls the voting power of such stock. We cannot assure you that such voting agreements would prevent Sigma-Tau and its affiliates from taking actions not in your best interests and effectively exercising control over us. These voting agreements expire between June 2010 and April 2012. After such time, we will have no control over the voting of these shares controlled by Sigma-Tau, including with respect to the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.
Our rights to repurchase certain shares of stock held by Sigma-Tau expire over time, and we may never be able or elect to exercise these rights.
Until June 2010, we have the right to repurchase at a price of $5.00 per share a number of shares of common stock issued to Sigma-Tau and its affiliates equal to the lesser of the shares sold to Sigma-Tau and its affiliates in connection with our private placement of securities in June 2005, or the number of shares necessary to reduce Sigma-Tau’s ownership of our outstanding capital stock to an aggregate of approximately 30% at the time of such repurchase. In addition, we have the right to repurchase at any time until December 31, 2009, for $2.00 per share or, at any time between January 1, 2010 and December 31, 2010, for $2.50 per share, up to 5,000,000 shares of common stock issued to Sigma-Tau in connection with a private placement of securities in February 2008. After December 31, 2010, our rights to repurchase common stock held by Sigma-Tau and its affiliates will expire. These provisions could, under certain circumstances, allow us to reduce dilution by repurchasing these shares at prices lower than the then-prevailing market price of our common stock. However, we cannot assure you that our share price will increase sufficiently to make such repurchases economically feasible or that we would avail ourselves of the opportunity to make such repurchases even if our share price had risen to such a level.
A sale of a substantial number of shares of our common stock, or the perception that such sales will occur, may cause the price of our common stock to decline.
Currently, we are authorized to issue up to 100,000,000 shares of our common stock, and as of April 30, 2009, there were issued and outstanding 54,675,122 shares of our common stock. The authorized but unissued shares may be issued by us in such transactions and at such times as our Board considers appropriate, whether in public or private offerings, as stock splits or dividends or in connection with mergers and acquisitions or otherwise. Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline.
The exercise of options and warrants and other issuances of shares of common stock or securities convertible into common stock will dilute your interest.
As of April 30, 2009, there were outstanding options to purchase an aggregate of 4,882,939 shares of our common stock at exercise prices ranging from $0.28 per share to $3.82 per share, of which options to purchase 2,938,999 shares were exercisable as of such date. As of April 30, 2009, there were exercisable warrants to purchase 5,178,916 shares of our common stock, at a weighted average exercise price of $2.70. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Amendment No. 1 to Registration Statement (File No. 33-9370) (filed November 26, 1986)

3.2	Certificate of Amendment	Exhibit 3.2 to the Company’s Transitional Report on Form 10-K (File No. 1-15070) (filed March 18, 1991)

3.3	Certificate of Amendment	Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB (File No. 1-15070) (filed April 2, 2001)

3.4	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 2 to the Company’s Current Report on Form 10-K (File No. 1-15070) (filed May 2, 1994)

3.5	Amended and Restated Bylaws of the Company	Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (filed August 14, 2006)

3.6	Amendment to Amended and Restated Bylaws of the Company	Exhibit 3.6 to the Company’s Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Form of Stock Certificate	Exhibit 4.1 to Amendment No. 1 to Registration Statement (File No. 33-9370) (filed November 26, 1986)

4.2	Form of Rights Certificate	Exhibit 3 to the Company’s Current Report on Form 8-K (File No. 1-15070) (filed May 2, 1994)

Exhibit No.		Description of Exhibit	Reference*

4.3		Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 1 to the Company’s Current Report on Form 8-K (File No. 1-15070) (filed May 2, 1994)

4.4		Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to the Company’s Annual Report on Form 10-KSB (filed March 31, 2006)

10.1	^	Second Amended and Restated Employment Agreement, dated March 11, 2009, between the Company and Allan L. Goldstein, as amended	Exhibit 10.4 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008 (filed April 30, 2009)

10.2	^	Second Amended and Restated Employment Agreement, dated March 12, 2009, between the Company and J.J. Finkelstein, as amended	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed on April 15, 2009)

10.3	^	Second Amended and Restated Employment Agreement, dated March 31, 2009, between the Company and C. Neil Lyons, as amended	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed on April 15, 2009)

10.4	^	Second Amended and Restated Employment Agreement, dated March 31, 2009, between the Company and David Crockford	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed on April 15, 2009)

31.1		Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2		Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

Exhibit No.	Description of Exhibit	Reference*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*
Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

^	Compensatory plan, contract or arrangement.

Signatures
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc. (Registrant)
Date: May 15, 2009	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer

/s/ C. Neil Lyons
C. Neil Lyons
Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002