Form 10-Q
period 2009-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2009-08-14
CIK 707511

Securities and Exchange Commission
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
54,675,122 shares of common stock, par value $0.001 per share, were outstanding as of August 7, 2009.

RegeneRx Biopharmaceuticals, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2009

Part I — Financial Information
Item 1. Financial Statements
RegeneRx Biopharmaceuticals, Inc.
Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,875,127	$5,655,367
Prepaid expenses and other current assets	138,518	236,477

Total current assets	3,013,645	5,891,844
Fixed assets, net of accumulated depreciation of $90,232 and $81,623	16,430	25,039
Other non-current assets	5,693	5,693

Total assets	$3,035,768	$5,922,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$157,892	$70,554
Accrued expenses	1,278,020	1,255,358

Total current liabilities	1,435,912	1,325,912

Commitments	—	—

Stockholders’ equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	—	—
Common stock, par value $.001 per share, 100,000,000 shares authorized; 54,675,122 and 53,622,491 issued and outstanding	54,675	53,623
Additional paid-in capital	83,527,079	82,550,585
Accumulated deficit	(81,981,898)	(78,007,544)

Total stockholders’ equity	1,599,856	4,596,664

Total liabilities and stockholders’ equity	$3,035,768	$5,922,576

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Operations
 (Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Revenues	$—	$—	$—	$32,167

Operating expenses:
Research and development	754,230	1,797,697	2,415,830	3,432,163
General and administrative	708,006	1,105,390	1,567,574	2,180,287

Total operating expenses	1,462,236	2,903,087	3,983,404	5,612,450

Loss from operations	(1,462,236)	(2,903,087)	(3,983,404)	(5,580,283)

Interest income	2,532	43,879	9,050	107,734

Net loss	$(1,459,704)	$(2,859,208)	$(3,974,354)	$(5,472,549)

Basic and diluted net loss per common share	$(0.03)	$(0.06)	$(0.07)	$(0.11)

Weighted average number of common shares outstanding	54,339,668	51,553,527	53,983,282	50,125,173

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Cash Flows
 (Unaudited)

	For the Six Months ended June 30,
	2009	2008

Operating activities:
Net loss	$(3,974,354)	$(5,472,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,609	10,087
Non-cash share-based compensation	403,863	540,350
Changes in operating assets and liabilities:
Accounts receivable	—	26,951
Prepaid expenses and other current assets	97,959	27,620
Accounts payable	87,338	179,336
Accrued expenses	22,662	(883,752)

Net cash used in operating activities	(3,353,923)	(5,571,957)

Investing activities:
Proceeds from sales/maturities of short-term investments	—	4,581,135

Net cash provided by investing activities	—	4,581,135

Financing activities:
Net proceeds from issuance of common stock	573,683	4,947,760

Net cash provided by financing activities	573,683	4,947,760

Net increase (decrease) in cash and cash equivalents	(2,780,240)	3,956,938

Cash and cash equivalents:
Beginning of period	5,655,367	3,696,878

End of period	$2,875,127	$7,653,816

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Notes to Financial Statements
For the three and six months ended June 30, 2009 and 2008 (Unaudited)
A. organization, business overview and basis of presentation
Organization and Nature of Operations. RegeneRx Biopharmaceuticals, Inc. (the “Company”, “We”, “Us”, “Our”), a Delaware corporation, was incorporated in 1982. We are focused on the discovery and development of novel molecules to accelerate tissue and organ repair. The Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (“segments”). Our operations are confined to one business segment: the development and marketing of product candidates based on Thymosin Beta 4 (“Tß4”), an amino acid peptide.
Management Plans to Address Operating Conditions. We incurred a net loss of $4.0 million for the six months ended June 30, 2009. Since inception, and through June 30, 2009, we have an accumulated deficit of $82.0 million and we had cash and cash equivalents of $2.9 million as of June 30, 2009. On April 30, 2009 we issued 1,052,631 shares of common stock and warrants to purchase 263,158 shares of our common stock to an affiliate of Sigma-Tau Group, our largest stockholder group, for gross proceeds of $600,000. We have also reduced our ongoing monthly cash outflows through salary reductions and reductions in director fees in exchange for the issuance of stock options to our non-employee directors and certain of our executives and employees. We expect the aggregate cash savings from these salary and fee reductions to be approximately $400,000 through December 31, 2009. We intend to maintain tight cost controls and continue to operate under a closely monitored budget approved by the Board of Directors. Based on our operating plan with our expected reduced monthly cash outflows and the additional funds raised from this financing with Sigma-Tau, we believe that our cash and cash equivalents will fund our operations into early 2010.
We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple medical indications. We will need substantial additional funds in order to initiate any further preclinical studies or clinical trials, and to fund our operations beyond early 2010. Accordingly, we need financing and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaborations, licensing arrangements or the sale of our company or certain of our intellectual property rights.
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
The accompanying December 31, 2008 financial information was derived from our audited financial statements. Operating results for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or any other future period.
B. New Accounting Standards
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC, which only apply to SEC registrants, such as the Company. The Codification will supersede all existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of SFAS 168 will not impact the Company’s financial position or results of operations, but will change the way in which GAAP is referenced in the Company’s financial statements. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted SFAS 165 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of June 30, 2009 through August 7, 2009, the date the financial statements were issued. During this period, the Company did not have any recognizable subsequent events.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim disclosures about Fair Value Measurement,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments for interim reporting periods. This FSP also requires companies to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to describe any changes during the period. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 effective April 1, 2009 and the adoption did not have a material impact on the Company’s financial position or results of operations.
C. Sponsored Research Revenues
We account for non-refundable grants as “Sponsored Research Revenues.” Associated revenues are recognized when the associated research has been performed and the related underlying costs are incurred.
D. Net Loss per Common Share
Net loss per common share for the three- and six-month periods ended June 30, 2009 and 2008, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 10,395,187 shares and 8,536,486 shares in 2009 and 2008, respectively, reserved for the exercise of outstanding options and warrants.
E. Stock Based Compensation
We recognized $137,235 and $278,148 in stock-based compensation expense for the three months ended June 30, 2009 and 2008, respectively. We recognized $403,863 and $540,350 in stock-based compensation expense for the six months ended June 30, 2009 and 2008, respectively. Given our current estimates of future forfeitures, we expect to recognize the compensation cost related to non-vested options as of June 30, 2009 of $1,020,000 over the weighted average remaining recognition period of 0.93 years.
In the second quarter of 2009, we implemented a 35% reduction in salaries of substantially all executives and staff, along with our directors. In return, those participating in the salary reduction received, in the aggregate, options to purchase 765,439 shares of RegeneRx common stock at a price of $0.57 per share, which generally vest quarterly for the remainder of 2009. During the second quarter of 2008, 487,500 options were granted to our employees at a weighted average price per share of $1.25. During the first three months of 2009 and 2008, we did not grant options.

We use the Black-Scholes valuation model to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price and volatility of our common stock. We used the following forward-looking range of assumptions to value each stock option granted to employees, directors and consultants during the six months ended June 30, 2009 and 2008:

	2009	2008

Dividend yield	0.0%	0.0%
Risk free rate of return	1.9%	2.7 – 3.7%
Expected life in years	5.38	4.75
Volatility	72%	73%
Forfeitures	2.6%	0.0%
F. Income Taxes
As of June 30, 2009, there have been no material changes to our uncertain tax positions disclosures as provided in Note 8 of the Annual Report. We do not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2010.
G. Fair Value Measurements
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
At June 30, 2009, we held no qualifying liabilities, and our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $0.8 million using Level 1 inputs.
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
H. Equity
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
Overview
Our operations consist primarily of pre-clinical studies and clinical trials related to the development of product candidates based on Thymosin beta 4 (“Tß4”), a 43 amino acid peptide. Currently, we have three Tß4-based drug formulations in clinical development: RGN-137, a topically applied gel product candidate for chronic dermal wounds; RGN-259, a sterile eye drop for ophthalmic injuries; and RGN-352, a parenteral (injectable) formulation for systemic delivery anticipated to be used in a Phase II acute myocardial infarction (“AMI”), or heart attack, trial. We are also seeking a partner for development of an inhaled formulation of Tß4 known as RGN-457, which is in preclinical development targeting cystic fibrosis.
In the first quarter of 2009, we completed and reported results from two Phase II dermal wound healing clinical trials using RGN-137 and terminated a proof-of-concept Phase II ophthalmic wound healing trial using RGN-259, due to slow patient enrollment in the trial and encouraging compassionate use data in another study. Under a compassionate use Investigational New Drug Application (“IND”), corneal wound healing was observed following treatment of four patients with RGN-259. Subject to our ability to obtain additional financing, we intend to initiate in late 2009 or 2010 a new Phase II/III trial to evaluate RGN-259 in an ophthalmic indication more similar to that observed under the compassionate use IND. We have also finished treating 80 healthy subjects in a Phase I clinical trial utilizing RGN-352, consisting of 40 subjects in each of two phases, to support our cardiovascular clinical program. To date there have been no reported drug-related adverse events. These healthy subjects will be followed for six months after treatment, at which time we will report final results from this trial.
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

We incurred a net loss of $4.0 million for the six months ended June 30, 2009. Since inception, and through June 30, 2009, we have an accumulated deficit of $82.0 million and we had cash and cash equivalents of $2.9 million as of June 30, 2009. On April 30, 2009 we issued 1,052,631 shares of common stock and warrants to purchase 263,158 shares of our common stock to an affiliate of Sigma-Tau Group, our largest stockholder group, for gross proceeds of $600,000. We have also reduced our ongoing monthly cash outflows through salary reductions and reductions in director fees in exchange for the issuance of stock options to our non-employee directors and certain of our executives and employees. We expect the aggregate cash savings from these salary and fee reductions to be approximately $400,000 through December 31, 2009. We intend to maintain tight cost controls and continue to operate under a closely monitored budget approved by the Board of Directors. Based on our operating plan with our expected reduced monthly cash outflows and the additional funds raised from this financing with Sigma-Tau, we believe that our cash and cash equivalents will fund our operations into early 2010.
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
Results of Operations
Comparison of the three months ended June 30, 2009 and 2008
R&D Expenses. For the three months ended June 30, 2009 as compared to the same period in 2008, our R&D expenses decreased by approximately $1.05 million, or 58%, from $1.80 million to $0.75 million. During the three months ended June 30, 2008 we were actively enrolling patients in our Phase II trial of RGN-137 for pressure ulcers and in our Phase II trial of RGN-259 for corneal debridement during vitrectomy. Also, our Phase I safety trial of RGN-352 (our parenteral formulation) was actively enrolling healthy subjects. During the three months ended June 30, 2009 these trials had been completed and relatively less costly study close-out activities were in process. Consequently, our clinically-related direct costs decreased by $0.84 million, or 71%, as compared to 2008. As we have separately reported, we instituted a cost reduction program which included the issuance of stock options in lieu of a 35% salary reduction to most of our executive officers, and employees. These actions led to a reduction of $0.17 million, or 32%, in R&D personnel costs between periods. Miscellaneous other R&D costs, primarily travel, also declined by $0.02 million, or 32%, due to the reduced clinical activity in the period.
G&A Expenses. For the three months ended June 30, 2009 as compared to the same period in 2008, our G&A expenses decreased $0.39 million, or 35%, from $1.10 million to $0.71 million. This decrease was attributable to our overall cost reduction activities.
Comparison of the six months ended June 30, 2009 and 2008
Revenues. During the first quarter of 2008 we recognized revenue of $32,167 under a grant from the National Institutes of Health. As of March 31, 2008 we exhausted all funds available under this grant, and we do not expect to receive any additional funds under this grant.

R&D Expenses. For the six months ended June 30, 2009 as compared to the same period in 2008, our R&D expenses decreased by approximately $1.02 million, or 30%, from $3.43 million to $2.41 million. During the six months ended June 30, 2008 we were actively enrolling patients in our Phase II trial of RGN-137 for pressure ulcers and in our Phase II trial of RGN-259 for corneal debridement during vitrectomy. Also, our Phase I safety trial of RGN-352 (our parenteral formulation) was actively enrolling healthy subjects. During the six months ended June 30, 2009 these trials were completed and relatively less costly study close-out activities were in process. Consequently, our clinically-related direct costs decreased by $0.84 million, or 37%, as compared to 2008. As we have separately reported, we instituted a cost reduction program which included the issuance of stock options in lieu of a 35% salary reduction to most of our executive officers and employees. These actions led to a reduction of $0.14 million, or 13%, in R&D personnel costs between periods. Miscellaneous other R&D costs, primarily travel, also declined by $0.04 million, or 27%, due to the reduced clinical activity in the period.
G&A Expenses. For the six months ended June 30, 2009 as compared to the same period in 2008, our G&A expenses decreased $0.61 million, or 28%, from $2.18 million to $1.57 million. This decrease was attributable to our overall cost reduction activities.
Liquidity and Capital Resources
Sources of Liquidity
We have not commercialized any of our product candidates to date and have incurred significant losses since inception. We have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings. During 2008 and 2009, we have been dependent on our largest stockholder group, Sigma-Tau Group and its affiliates, to provide the necessary funding in order to continue our operations. In 2008, we raised approximately $8.0 million from Sigma-Tau and its affiliates through the sale of common stock and warrants. In April 2009, we raised an additional $600,000 ($573,683 net of associated costs) from an affiliate of Sigma-Tau through the sale of common stock and warrants.
As of June 30, 2009, we had cash and cash equivalents of approximately $2.88 million. This compares to cash and cash equivalents of approximately $5.66 million at December 31, 2008. Our cash position decreased in the first six months of 2009 by a net $2.78 million. During the six-month period operations used $3.35 million, which was partially offset by $0.57 million in net proceeds from the sale of common stock and warrants mentioned above.
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
Cash Flows
Net Cash Used in Operating Activities. Net cash used in operating activities for the six months ended June 30, 2009 was approximately $3.35 million, approximately $2.22 million less than net cash used in operating activities during the same period in 2008. This reduction of cash used in operations was primarily due to the reduced clinical development activity during this period, along with our cost reductions previously described.
Net Cash Provided By Investing Activities. Net cash provided by investing activities was $0 for the six months ended June 30, 2009 and was approximately $4.6 million for the six months ended June 30, 2008. Our investing activities provided cash in the first six months of 2008 from the maturity of various short-term investments. These proceeds were re-invested in U.S. Treasury Bills, which were accounted for as a cash equivalent.
Net Cash Provided by Financing Activities. Net cash provided by financing activities was $0.57 million for the six months ended June 30, 2009 and was approximately $4.95 million for the six months ended June 30, 2008. During both periods, financing was provided from private placements of securities to affiliates of the Sigma-Tau Group.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2009, our cash and cash equivalents, which totaled approximately $2.9 million, were comprised primarily of FDIC insured bank deposits as set forth in Note F to the unaudited financial statements included elsewhere in this report, with the remainder in money-market investments backed by U.S. government obligations, U.S. government agency obligations and investment-grade corporate bonds. Money market investments are subject to default, changes in credit ratings and changes in market value. We limit our default risk by investing in high-quality, investment grade instruments. Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. Due to the short-term nature of these investments, if market interest rates were to increase by 10% from levels as of June 30, 2009, the decline in fair value would not be material.

Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based upon this evaluation, management has concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
b) Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have recently implemented a number of efforts to preserve our cash, including salary reductions for certain of our employees and reductions in non-employee director fees, and we obtained $600,000 in equity financing from an affiliate of Sigma-Tau Group, our largest stockholder group, during the second quarter of 2009. With our expected reduced monthly cash outflows and these additional funds, we believe that our cash and cash equivalents, which were approximately $2.9 million at June 30, 2009, will fund our operations into early 2010. Although we intend to continue to seek additional financing or a strategic partner, we may not be able to complete a financing or corporate transaction, either on favorable terms or at all. If we are unable to complete a financing or strategic transaction, we may not be able to continue as a going concern after our funds have been exhausted, and we could be required to take actions that may result in stockholders having little or no continuing interest in our assets, such as ceasing operations, seeking protection under the provisions of the U.S. Bankruptcy Code or liquidating and dissolving our company.
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
We have incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of June 30, 2009, our accumulated deficit totaled $82.0 million and our cash and cash equivalents totaled $2.9 million.
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
The recent downturn in the U.S. economy and the extraordinary pressure being placed on both debt and equity markets have led to significant retraction in U.S. businesses, sudden and severe decreases in the prices of U.S. equities generally and a severe shortage in available credit. These factors have made it more difficult, in general, for companies to expand or maintain their current operations and have increased the likelihood that certain companies will fail. Although we cannot say with certainty the impact the current economic crises has had on us to date or may have on us in the future, continued pressure on the U.S. economy and its capital markets may make it more difficult for us to raise capital or enter into collaborations or licensing relationships for purposes of developing our technology and/or increasing our liquidity. Any inability for us to raise capital or enter into strategic relationships, as a result of the economic downturn or otherwise, would make it more difficult or impossible for us to continue operations after early 2010. The economic downturn may also lead to or accelerate a decrease in the trading price of our common stock, which could make it more difficult for us to maintain compliance with certain continued listing requirements of the NYSE Amex exchange, including a market capitalization of at least $50 million, as described below.

If we are unable to successfully implement our cash preservation efforts, our business could be materially adversely affected.
We incurred a net loss of approximately $10.6 million for 2008 and $4.0 million for the six-month period ended June 30, 2009. In light of our current cash position, we have taken, and we plan to undertake, a number of actions intended to preserve our cash balances in 2009. In April 2009, we initiated activities to reduce monthly cash outflows, including salary reductions for certain of our employees, reductions in general and administrative expenses and reductions in non-employee director fees. If these reductions are not effectively managed, or if our management and key employees do not continue with us, we may experience unanticipated effects from these reductions causing harm to our business and our relationships with third parties.
We are currently not in compliance with NYSE Amex rules regarding the minimum shareholders’ equity requirement and are at risk of being delisted from the NYSE Amex stock exchange, which may subject us to the SEC’s penny stock rules and decrease the liquidity of our common stock. If our common stock is delisted, this would likely make capital raising efforts more difficult.
Because of our historical losses from operations, NYSE Amex rules require that we maintain a minimum shareholders’ equity of $6 million, unless our market capitalization exceeds $50 million. As of June 30, 2009, our total stockholders’ equity was $1.6 million, and our market capitalization was below $50 million. In April 2009, we received a notice from NYSE Amex indicating that we were below certain of the exchange’s continued listing standards.
In the second quarter of 2009, we submitted a plan of compliance to NYSE Amex that forecasted our ability to regain compliance with the listing standards by October 2010. NYSE Amex has accepted our compliance plan, which is subject to periodic review by NYSE Amex to determine whether we are making progress consistent with the plan. There can be no assurance that our plan will ultimately be successful, or that, if we are determined to not be making progress consistent with the plan, any appeals by us to the exchange would be successful.
If during the remediation period we fail to make substantial progress towards compliance, or at the conclusion of the remediation period we have not achieved compliance, we expect that our common stock would be delisted from the NYSE Amex exchange. Following any such delisting, our common stock may be traded over-the-counter on the OTC Bulletin Board or in the “pink sheets.” These alternative markets, however, are generally considered to be less efficient than, and not as broad as, the NYSE Amex exchange. Many OTC Bulletin Board and pink sheets stocks trade less frequently and in smaller volumes than securities traded on the NYSE Amex, which could have a material adverse effect on the liquidity of our common stock. If our common stock is delisted from NYSE Amex, there may be a limited market for our stock, trading in our stock may become more difficult and our share price could decrease even further. Specifically, you may not be able to resell your shares of common stock at or above the price you paid for such shares or at all.
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
We have only limited resources, experience with and capacity to conduct requisite testing and clinical trials of our drug candidates. As a result, we rely and expect to continue to rely on third-party service providers and collaborators, including corporate partners, licensors and contract research organizations, or CROs, to perform a number of activities relating to the development of our drug candidates, including the design and conduct of clinical trials, and potentially the obtaining of regulatory approvals. For example, we currently rely on several third-party contractors to manufacture and formulate Tß4 into the product candidates used in our clinical trials, develop assays to assess Tß4’s effectiveness in complex biological systems, recruit clinical investigators and sites to participate in our trials, manage the clinical trial process and collect, evaluate and report clinical results.
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
Our current primary business focus is the development of Tß4, and its analogues, derivatives and fragments, for the treatment of non-healing wounds and other conditions. While we have in the past explored and may in the future explore the use of other compounds for the treatment of other medical conditions, we presently have no immediate plans to develop products for such purposes. Unlike many pharmaceutical companies that have a number of unique chemical entities in development, we are dependent on a single molecule, formulated for different administrations, for our potential commercial success. As a result, any common safety or efficacy concerns for Tß4-based products that cross formulations would have a much greater impact on our business prospects than if our product pipeline were more diversified.
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
If any of these potential problems occurs, we may never successfully market Tß4-based products.
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
We do not own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We currently rely, and expect to continue to rely, primarily on one of the leading peptide manufacturers to supply us with Tß4 for further formulation into our product candidates. We have engaged three separate smaller drug formulation contractors for the formulation of clinical grade product candidates, one each for RGN-137, RGN-259 and RGN-352. We currently do not have an alternative source of supply for either Tß4 or the individual drug candidates. If these suppliers, together or individually, are not able to supply us with either Tß4 or individual product candidates on a timely basis, in sufficient quantities, at acceptable levels of quality and at a competitive price, or if we are unable to identify a replacement manufacturer to perform these functions on acceptable terms as needed, our development programs could be seriously jeopardized.

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
Our ability to reduce our liability exposure for human clinical trials and commercial sales, if any, of Tß4 is dependent in part on our ability to obtain sufficient product liability insurance or to collaborate with third parties that have adequate insurance. Although we intend to obtain and maintain product liability insurance coverage, we cannot guarantee that product liability insurance will continue to be available to us on acceptable terms, or at all, or that its coverage will be sufficient to cover all claims against us. A product liability claim, even one without merit or for which we have substantial coverage, could result in significant legal defense costs, thereby potentially exposing us to expenses significantly in excess of our revenues.

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
Clinical trials for product candidates such as ours are often conducted with patients who have more advanced forms of a particular condition and/or other unrelated conditions. For example, in clinical trials for our lead product candidate RGN-137, we have studied patients who are not only suffering from chronic epidermal wounds but are also older and much more likely to have other serious adverse conditions. During the course of treatment with our product candidates, patients could die or suffer other adverse events for reasons that may or may not be related to the drug candidate being tested. Furthermore, and as a consequence of all of our drug candidates being based on Tß4, cross-over risk exists such that a patient in one trial may be adversely impacted by one drug candidate, and that adverse event may have implications for our other trials and other drug candidates. However, even if unrelated to our product candidates, such adverse events can nevertheless negatively impact our clinical trials, and our business prospects would suffer.

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
Our drug candidates, which are all based on the molecule Tß4, are new and rapidly evolving and have not been shown to be effective on a widespread basis. Our product candidates, and the technology underlying them, are new and unproven and there is no guarantee that health care providers or patients will be interested in our product candidates even if they are approved for use. Our success will depend in part on our ability to demonstrate sufficient clinical benefits, reliability, safety, and cost effectiveness of our product candidates and technology relative to other approaches, as well as on our ability to continue to develop our product candidates to respond to competitive and technological changes. If the market does not accept our product candidates, when and if we are able to commercialize them, then we may never become profitable. Factors that could delay, inhibit or prevent market acceptance of our product candidates may include:
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
Our success will depend in substantial part on our ability to obtain, defend and enforce patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and abroad. Pursuant to an exclusive worldwide license from the NIH, we have exclusive rights under a patent application filed by the NIH for the use of Tß4 in the treatment of non-healing wounds. While this patent has issued in certain countries, we cannot guarantee whether or when the patent will be issued or the scope of the patent issued in other countries. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. We have also in-licensed other intellectual property rights from third parties that could be subject to the same risks as our own patents. If any of these patent applications do not issue, or do not issue in certain countries, or are not enforceable, the ability to commercialize Tß4 in various medical indications could be substantially limited or eliminated.
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
For the period from January 1, 2008 through June 30, 2009, our closing stock price has ranged from $0.42 to $1.92 with an average daily trading volume of approximately 29,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:
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
As of June 30, 2009, our officers, directors and principal stockholders together control approximately 56% of our outstanding common stock. Included in this group is Sigma-Tau and its affiliates, which together hold outstanding shares representing approximately 46% of our outstanding common stock. A portion of the shares of common stock currently held by Sigma-Tau and its affiliates, representing 16% of our outstanding common stock, are subject to voting agreements under which our Board controls the voting power of such stock. We cannot assure you that such voting agreements would prevent Sigma-Tau and its affiliates from taking actions not in your best interests and effectively exercising control over us. These voting agreements expire between June 2010 and April 2012. After such time, we will have no control over the voting of these shares controlled by Sigma-Tau, including with respect to the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

Our rights to repurchase certain shares of stock held by Sigma-Tau expire over time, and we may never be able or elect to exercise these rights.
Until June 2010, we have the right to repurchase at a price of $5.00 per share a number of shares of common stock issued to Sigma-Tau and its affiliates equal to the lesser of the shares sold to Sigma-Tau and its affiliates in connection with our private placement of securities in June 2005, or the number of shares necessary to reduce Sigma-Tau’s ownership of our outstanding capital stock to an aggregate of approximately 30% at the time of such repurchase. In addition, we have the right to repurchase at any time until December 31, 2009, for $2.00 per share or, at any time between January 1, 2010 and December 31, 2010, for $2.50 per share, up to 5,000,000 shares of common stock issued to Sigma-Tau and its affiliates in connection with a private placement of securities in February 2008. After December 31, 2010, our rights to repurchase common stock held by Sigma-Tau and its affiliates will expire. These provisions could, under certain circumstances, allow us to reduce dilution by repurchasing these shares at prices lower than the then-prevailing market price of our common stock. However, we cannot assure you that our share price will increase sufficiently to make such repurchases economically feasible or that we would avail ourselves of the opportunity to make such repurchases even if our share price had risen to such a level.
A sale of a substantial number of shares of our common stock, or the perception that such sales will occur, may cause the price of our common stock to decline.
Currently, we are authorized to issue up to 100,000,000 shares of our common stock, and as of June 30, 2009, there were issued and outstanding 54,675,122 shares of our common stock. The authorized but unissued shares may be issued by us in such transactions and at such times as our Board considers appropriate, whether in public or private offerings, as stock splits or dividends or in connection with mergers and acquisitions or otherwise. Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline.
The exercise of options and warrants and other issuances of shares of common stock or securities convertible into common stock will dilute your interest.
As of June 30, 2009, there were outstanding options to purchase an aggregate of 4,882,939 shares of our common stock at exercise prices ranging from $0.28 per share to $3.82 per share, of which options to purchase 3,251,694 shares were exercisable as of such date. As of June 30, 2009, there were exercisable warrants to purchase 5,178,916 shares of our common stock, at a weighted average exercise price of $2.70. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.
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

RegeneRx Biopharmaceuticals, Inc. (Registrant)
Date: August 14, 2009	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer

/s/ C. Neil Lyons
C. Neil Lyons
Chief Financial Officer

Exhibit No.	Description of Exhibit	Reference

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith