Form 10-Q
period 2009-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2009-11-16
CIK 707511

Securities and Exchange Commission
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
60,406,828 shares of common stock, par value $0.001 per share, were outstanding as of November 13, 2009.

RegeneRx Biopharmaceuticals, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2009

Part I — Financial Information

Item 1.	Financial Statements
RegeneRx Biopharmaceuticals, Inc.
Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,108,870	$5,655,367
Prepaid expenses and other current assets	266,069	236,477

Total current assets	1,374,939	5,891,844
Fixed assets, net of accumulated depreciation of $94,201 and $81,623	12,461	25,039
Other non-current assets	5,693	5,693

Total assets	$1,393,093	$5,922,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$56,750	$70,554
Accrued expenses	774,039	1,255,358

Total current liabilities	830,789	1,325,912

Commitments	—	—

Stockholders’ equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; none issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000,000 shares authorized; 54,675,122 and 53,622,491 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	54,675	53,623
Additional paid-in capital	83,730,656	82,550,585
Accumulated deficit	(83,223,027)	(78,007,544)

Total stockholders’ equity	562,304	4,596,664

Total liabilities and stockholders’ equity	$1,393,093	$5,922,576

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Operations
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Sponsored research revenue	$—	$136,245	$—	$168,412

Operating expenses:
Research and development	648,418	1,766,350	3,064,248	5,198,515
General and administrative	593,965	773,892	2,161,539	2,954,177

Total operating expenses	1,242,383	2,540,242	5,225,787	8,152,692

Loss from operations	(1,242,383)	(2,403,997)	(5,225,787)	(7,984,280)

Interest income	1,254	30,606	10,304	138,340

Net loss	$(1,241,129)	$(2,373,391)	$(5,215,483)	$(7,845,940)

Basic and diluted net loss per common share	$(0.02)	$(0.05)	$(0.10)	$(0.16)

Weighted average number of common shares outstanding	54,675,122	51,553,527	54,216,430	50,604,767

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Cash Flows
(Unaudited)

	For the Nine Months ended
	September 30,
	2009	2008

Operating activities:
Net loss	$(5,215,483)	$(7,845,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,578	14,802
Non-cash share-based compensation	607,440	820,959
Changes in operating assets and liabilities:
Accounts receivable	—	26,951
Prepaid expenses and other current assets	(29,592)	(6,506)
Accounts payable	(13,804)	128,508
Accrued expenses	(481,319)	(977,648)

Net cash used in operating activities	(5,120,180)	(7,838,874)

Investing activities:
Proceeds from sales/maturities of short-term investments	—	4,581,135

Net cash provided by investing activities	—	4,581,135

Financing activities:
Net proceeds from issuance of common stock	573,683	4,947,760

Net cash provided by financing activities	573,683	4,947,760

Net (decrease) increase in cash and cash equivalents	(4,546,497)	1,690,021

Cash and cash equivalents:
Beginning of period	5,655,367	3,696,878

End of period	$1,108,870	$5,386,899

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Notes to Financial Statements
For the three and nine months ended September 30, 2009 and 2008 (Unaudited)
A. Organization, Business Overview and Basis of Presentation
Organization and Nature of Operations. RegeneRx Biopharmaceuticals, Inc. (the “Company”, “We”, “Us”, “Our”), a Delaware corporation, was incorporated in 1982. We are focused on the discovery and development of novel molecules to accelerate tissue and organ repair. Our operations are confined to one business segment: the development and marketing of product candidates based on Thymosin Beta 4 (“Tb4”), an amino acid peptide.
Management Plans to Address Operating Conditions. We incurred a net loss of $5.2 million for the nine months ended September 30, 2009 and had an accumulated deficit of $83.2 million as of that date. On April 30, 2009, we issued 1,052,631 shares of common stock and warrants to purchase 263,158 shares of our common stock to an affiliate of Sigma-Tau Group, our largest stockholder group, for gross proceeds of $600,000. On October 5, 2009, we issued 4,512,194 shares of common stock and warrants to purchase 2,256,097 shares of our common stock in a registered direct offering to new institutional investors, for gross proceeds of approximately $3.7 million. On October 15, 2009, we issued 1,219,512 shares of common stock and warrants to purchase 609,756 shares of our common stock to an affiliate of Sigma-Tau Group for gross proceeds of $1.0 million. Between April 1, 2009 and September 30, 2009 we also reduced our ongoing monthly cash outflows through salary reductions and reductions in director fees in exchange for the issuance of stock options to our non-employee directors and certain of our executives and employees. Those actions reduced our cash expenses by approximately $0.3 million through September 30, 2009. We intend to maintain tight cost controls and continue to operate under a closely monitored budget approved by the Board of Directors. Accordingly, we believe that our cash resources will fund our operations through the second quarter of 2010.
We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tb4-based product candidates over multiple medical indications. We will need substantial additional funds in order to initiate any further preclinical studies or clinical trials, and to fund our operations beyond the second quarter of 2010. Accordingly, we are in the process of exploring various alternatives, including, without limitation, additional public offerings or private placements of our securities, debt financing, corporate collaborations, licensing arrangements or the sale of our company or certain of our intellectual property rights.
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
The accompanying December 31, 2008 financial information was derived from our audited financial statements. Operating results for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or any other future period.
B. New Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. We began to use the new guidance and reflect the new accounting guidance references when referring to GAAP in this Form 10-Q for the quarterly period ended September 30, 2009, and all subsequent public filings will use the new accounting guidance references as the sole source of authoritative literature. As the guidance was not intended to change or alter existing GAAP, adoption of this pronouncement did not have an effect on our financial statements.
We adopted the provisions of FASB Accounting Standards Updated (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU No. 2009-05”) for interim periods ending after August 28, 2009. ASU No. 2009-05 provides guidance on measuring liabilities at fair value when a quoted price in an active market for the identical liability is not available. The adoption of this pronouncement did not have a material impact on our financial position or results of operations.
We adopted the provisions of FASB Accounting Standards Codification (“ASC”) Topic 855 (formerly SFAS No. 165, “Subsequent Events”) for the interim periods ending after June 15, 2009. ASC 855-10-50-1 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The adoption of this pronouncement did not have a material impact on our financial position or results of operations.
We adopted the provisions of ASC 825-10-65-1 (formerly FASB Staff Position No. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments”) for the interim periods ending after March 15, 2009. ASC 825-10-65-1 expands the fair value disclosures required for all financial instruments within the scope of ASC 825-10-65-1 to include interim periods. The adoption of this pronouncement did not have a material impact on our financial position or results of operations.

C. Sponsored Research Revenues
We account for non-refundable grants as “Sponsored Research Revenue.” Associated revenues are recognized when the associated research has been performed and the related underlying costs are incurred.
D. Net Loss per Common Share
Net loss per common share for the three- and nine-month periods ended September 30, 2009 and 2008, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 9,998,860 shares and 8,596,486 shares in 2009 and 2008, respectively, reserved for the exercise of outstanding options and warrants.
E. Stock-Based Compensation
We recognized $203,577 and $280,609 in stock-based compensation expense for the three months ended September 30, 2009 and 2008, respectively, and $607,440 and $820,959 in stock-based compensation expense for the nine months ended September 30, 2009 and 2008, respectively. Given our current estimates of future forfeitures, we expect to recognize the compensation cost related to non-vested options as of September 30, 2009 of $684,000 over the weighted average remaining recognition period of 0.95 years.
In the second quarter of 2009, we implemented a 35% reduction in salaries of substantially all executives and staff, along with our directors. In return, our directors and those employees participating in the salary reduction received, in the aggregate, options to purchase 765,439 shares of our common stock at an exercise price of $0.57 per share. Effective October 1, 2009, the salaries and fees paid to our employees and directors were restored to the levels in effect at December 31, 2008 and, therefore, the options ceased vesting as of September 30, 2009 but remain exercisable in accordance with the terms of our stock option plan. During the nine months ended September 30, 2008, 487,500 options were granted to our employees at a weighted average exercise price per share of $1.25.
We use the Black-Scholes valuation model to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price and volatility of our common stock. We used the following forward-looking range of assumptions to value each stock option granted to employees, directors and consultants during the nine months ended September 30, 2009 and 2008:

	2009	2008

Dividend yield	0.0%	0.0%
Risk free rate of return	1.9%	2.7 – 3.7%
Expected life in years	5.38	4.75
Volatility	72%	68 – 73%
Forfietures	2.6%	0.0%

F. Income Taxes
As of September 30, 2009, there have been no material changes to our uncertain tax positions disclosures as provided in Note 8 of the Annual Report. We do not anticipate unrecognized tax benefits will significantly change prior to September 30, 2010.
G. Fair Value Measurements
We adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements), with respect to non-financial assets and liabilities effective January 1, 2009. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of ASC 820-10 did not have an impact on the Company’s financial statements. ASC 820-10 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value. For assets and liabilities that are already required to be disclosed at fair value, ASC 820-10 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. Namely, fair values should reflect the amounts that we estimate to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (the “exit price”). To facilitate the determination of these estimates, ASC 820-10 established a hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:
•	Level 1 — Quoted prices in active markets for identical assets and liabilities.
•	Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities.
•	Level 3 — Unobservable inputs.
At September 30, 2009, we held no qualifying liabilities, and our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in “Cash and Cash Equivalents” valued at $0.5 million using Level 1 inputs.
H. Equity
On April 30, 2009 we issued 1,052,631 shares of common stock at a price of $0.57 per share, and warrants to purchase 263,158 shares of our common stock at $0.91 per share, to an affiliate of Sigma-Tau Group, our largest stockholder group, for gross proceeds of $600,000.
I. Subsequent Event
We evaluated all events and transactions through November 15, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events. However, we did have the following non-recognizable subsequent events:
•
On October 5, 2009, we issued 4,512,194 shares of common stock and warrants to purchase 2,256,097 shares of our common stock in a registered direct offering to new institutional investors, for proceeds of approximately $3.3 million, net of approximately $400,000 of offering costs.

•	On October 15, 2009, we issued 1,219,512 shares of common stock and warrants to purchase 609,756 shares of our common stock to an affiliate of Sigma-Tau Group for gross proceeds of $1.0 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Our operations consist primarily of pre-clinical studies and clinical trials related to the development of product candidates based on Thymosin beta 4 (“Tb4”), a 43 amino acid peptide. Currently, we have three Tb4-based drug formulations in clinical development: RGN-137, a topically applied gel product candidate for chronic dermal wounds; RGN-259, a sterile eye drop for ophthalmic injuries; and RGN-352, a parenteral (injectable) formulation for internal indications, such as acute myocardial infarction (“AMI”), or heart attack, stroke and multiple sclerosis. We are also seeking a partner for development of an inhaled formulation of Tb4 known as RGN-457, which is in preclinical development targeting cystic fibrosis.
In the first quarter of 2009, we completed and reported results from two Phase II dermal wound healing clinical trials using RGN-137 and terminated a proof-of-concept Phase II ophthalmic wound healing trial using RGN-259, due to slow patient enrollment in the trial and encouraging compassionate use data in another study. Under a compassionate use Investigational New Drug Application (“IND”), corneal wound healing was observed following treatment of four patients with RGN-259. Subject to our ability to obtain additional financing, we intend to initiate in 2010 a new Phase II/III trial to evaluate RGN-259 in an ophthalmic indication more similar to that observed under the compassionate use IND. We have also finished treating 80 healthy subjects in a Phase I clinical trial utilizing RGN-352, consisting of 40 subjects in each of two phases, to support our cardiovascular clinical program. To date there have been no reported drug-related adverse events. These healthy subjects will be followed for six months after treatment, at which time we will report final results from this trial.
We are currently enrolling patients in one ongoing Phase II dermal wound healing clinical trial evaluating RGN-137 in the treatment of Epidermolysis Bullosa, or EB, which we expect to complete in 2010.
An affiliate of Sigma-Tau Group, who together with its affiliates are our largest stockholder group, funded all costs associated with one of the Phase II dermal wound healing clinical trials for RGN-137 in the European Union. We have been primarily responsible for the costs associated with the other completed trials as well as the ongoing Phase II trial for EB.

We incurred a net loss of $5.2 million for the nine months ended September 30, 2009 and had an accumulated deficit of $83.2 million as of that date. On April 30, 2009, we issued 1,052,631 shares of common stock and warrants to purchase 263,158 shares of our common stock to an affiliate of Sigma-Tau Group, our largest stockholder group, for gross proceeds of $600,000. On October 5, 2009, we issued 4,512,194 shares of common stock and warrants to purchase 2,256,097 shares of our common stock in a registered direct offering to new institutional investors, for gross proceeds of approximately $3.7 million. On October 15, 2009, we issued 1,219,512 shares of common stock and warrants to purchase 609,756 shares of our common stock to an affiliate of Sigma-Tau Group for gross proceeds of $1.0 million. Between April 1, 2009 and September 30, 2009 we also reduced our ongoing monthly cash outflows through salary reductions and reductions in director fees in exchange for the issuance of stock options to our non-employee directors and certain of our executives and employees. Those actions reduced our cash expenses by approximately $0.3 million through September 30, 2009. We have reinstated salaries and directors fees effective October 1, 2009. We intend to maintain tight cost controls and continue to operate under a closely monitored budget approved by the Board of Directors. Accordingly, we believe that our cash resources will fund our operations through the second quarter of 2010.
We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tb4-based product candidates over multiple medical indications. We will need substantial additional funds in order to initiate any further preclinical studies or clinical trials, and to fund our operations beyond the second quarter of 2010. Accordingly, we are in the process of exploring various alternatives, including, without limitation, additional public offerings or private placements of our securities, debt financing, corporate collaborations, licensing arrangements or the sale of our company or certain of our intellectual property rights.
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
Results of Operations
Comparison of the three months ended September 30, 2009 and 2008
R&D Expenses. For the three months ended September 30, 2009 as compared to the same period in 2008, our R&D expenses decreased by approximately $1.12 million, or 63%, from $1.77 million to $0.65 million. During the three months ended September 30, 2008 we were actively enrolling patients in our Phase II trial of RGN-137 for pressure ulcers and in our Phase II trial of RGN-259 for corneal debridement during vitrectomy. Also, our Phase I safety trial of RGN-352 (our parenteral formulation) was actively enrolling healthy subjects. During the three months ended September 30, 2009 most of these trials had either been completed or relatively less costly study close-out activities were in process. Consequently, our clinically-related direct costs decreased by $0.94 million, or 77%, as compared to 2008. As we have separately reported in April 2009 we instituted a cost reduction program which included a 35% cash salary reduction for most of our executive officers, and employees in exchange for stock options. These actions led to a reduction of $0.14 million, or 30%, in R&D personnel costs between periods. Miscellaneous other R&D costs, primarily travel, also declined by $0.03 million, or 48%, due to the reduced clinical activity in the period.
G&A Expenses. For the three months ended September 30, 2009 as compared to the same period in 2008, our G&A expenses decreased $0.18 million, or 23%, from $0.77 million to $0.59 million. This decrease was attributable to our overall cost reduction activities.
Comparison of the nine months ended September 30, 2009 and 2008
Revenues. For the nine months ended September 30, 2008 we recognized revenue of $168,412 under a grant from the National Institutes of Health. As of September 30, 2008 we exhausted all funds available under this grant, and we do not expect to receive any additional funds.

R&D Expenses. For the nine months ended September 30, 2009 as compared to the same period in 2008, our R&D expenses decreased by approximately $2.13 million, or 41%, from $5.20 million to $3.06 million. During the nine months ended September 30, 2008 we were actively enrolling patients in our Phase II trial of RGN-137 for pressure ulcers and in our Phase II trial of RGN-259 for corneal debridement during vitrectomy. Also, our Phase I safety trial of RGN-352 (our parenteral formulation) was actively enrolling healthy subjects. During the nine months ended September 30, 2009 these trials were completed and relatively less costly study close-out activities were in process. Consequently, our clinically-related direct costs decreased by $1.75 million, or 49%, as compared to 2008. Our cost reduction program described above also led to a reduction of $0.30 million, or 22%, in R&D personnel costs between periods. Miscellaneous other R&D costs, primarily travel, also declined by $0.08 million, or 34%, due to the reduced clinical activity in the period.
G&A Expenses. For the nine months ended September 30, 2009 as compared to the same period in 2008, our G&A expenses decreased $0.79 million, or 27%, from $2.95 million to $2.16 million. This decrease was attributable to our overall cost reduction activities in 2009.
Liquidity and Capital Resources
Sources of Liquidity
We have not commercialized any of our product candidates to date and have incurred significant losses since inception. We have primarily financed our operations through the issuance of common stock and common stock warrants in private placements and public offerings. During 2008 and much of 2009, we have been dependent on our largest stockholder group, Sigma-Tau Group and its affiliates, to provide the necessary funding in order to continue our operations. In 2008, we raised approximately $8.0 million from Sigma-Tau and its affiliates through the sale of common stock and warrants. In April and October 2009, we raised an aggregate of $1.6 million from an affiliate of Sigma-Tau through the sale of common stock and warrants. In October 2009, we also raised $3.7 million in a registered direct offering of our common stock and warrants to purchase common stock to new institutional investors.
As of September 30, 2009, our cash and cash equivalents balance was approximately $1.11 million. Following the October 2009 equity transactions described above, our cash and cash equivalents balance as of October 31, 2009 increased to approximately $5.1 million. This compares to cash and cash equivalents of approximately $5.66 million at December 31, 2008. Our cash position decreased during the first nine months of 2009 by a net $4.55 million, primarily as a result of our net loss of $5.21 million during this period. We used $5.12 million in our operations, which was partially offset by $0.57 million in net proceeds from the April 2009 sale of common stock and warrants to an affiliate of Sigma-Tau Group.
We are party to a license agreement with an affiliate of Sigma-Tau Pharmaceuticals that provides the opportunity for us to receive milestone payments upon specified events and royalty payments upon commercial sales of Tb4 in Europe. However, there can be no assurance that we will be able to attain such milestones and generate any such payments under the agreement.
Potential sources of outside capital include entering into strategic business relationships, public or private sales of shares of our capital stock, or debt, or other similar financial instruments. While we closed a registered direct offering of our common stock and warrants to purchase common stock in October 2009 and private placements of our common stock and warrants to purchase common stock involving Sigma-Tau and its affiliates in December 2008 and April and October 2009, we do not have any other committed sources of outside capital at this time. Consequently, there can be no assurance that we will be able to obtain additional capital in sufficient amounts, on acceptable terms, or at all.

If we raise additional capital through a strategic business relationship, we may have to give up valuable short- and/or long-term rights to intellectual property. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the ownership interest of our existing stockholders may be significantly diluted. In addition, if additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets.
Cash Flows
Net Cash Used in Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2009 was approximately $5.12 million, approximately $2.72 million less than net cash used in operating activities during the same period in 2008. This reduction of cash used in operations was primarily due to the reduced clinical development activity during this period, along with our cost reductions previously described.
Net Cash Provided By Investing Activities. Net cash provided by investing activities was $0 for the nine months ended September 30, 2009 and was approximately $4.6 million for the nine months ended September 30, 2008. Our investing activities provided cash in the first nine months of 2008 from the maturity of various short-term investments. These proceeds were re-invested in U.S. Treasury Bills, which were accounted for as a cash equivalent.
Net Cash Provided by Financing Activities. Net cash provided by financing activities was $0.57 million for the nine months ended September 30, 2009 and was approximately $4.95 million for the nine months ended September 30, 2008. During both periods, financing was provided from private placements of securities to affiliates of Sigma-Tau Group.
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
As of the date of this report, we believe we will have sufficient liquidity and capital resources to fund our operations through the second quarter of 2010, without considering the benefits of any potential future milestone payments that we may receive under the license agreement described above. Accordingly, we need financing and are in the process of exploring various alternatives, including, without limitation, additional public offerings or private placements of our securities, debt financing or corporate collaboration and licensing arrangements, or the sale of certain of our intellectual property rights. However, we do not currently have any commitments for future external funding and additional equity or debt financing may not be available on a timely basis, on acceptable terms, or at all.
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
In addition to our obligations under clinical trials, we are committed under an office space lease that expires on January 31, 2010 that requires monthly rental payments of approximately $7,300.
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
At September 30, 2009, our cash and cash equivalents, which totaled approximately $1.1 million, were split between FDIC-insured bank deposits and money-market investments backed by U.S. government obligations, as set forth in Note G to the unaudited financial statements included elsewhere in this report. Money market investments are subject to default, changes in credit ratings and changes in market value. We limit our default risk by investing in high-quality, investment grade instruments. Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. Due to the short-term nature of these investments, if market interest rates were to increase by 10% from levels as of September 30, 2009, the decline in fair value would not be material.

Item 4.	Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based upon this evaluation, management has concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Liquidity and Need for Financing
We estimate that our current liquidity and capital resources are sufficient to fund our operations through the second quarter of 2010. However, we will need substantial additional funds to expand operations, which we may not be able to raise on favorable terms, or at all.
In the first quarter of 2009, we reported on several trials in our clinical program: the results of a Phase II clinical trial evaluating our topical gel product candidate RGN-137 in patients with pressure ulcers; the results of a Phase II clinical trial evaluating our topical gel product candidate RGN-137 in patients with venous stasis ulcers; the results of a Phase I clinical trial evaluating our injectable product candidate RGN-352 in healthy volunteers; and the early termination of a Phase I clinical trial evaluating our ophthalmic product candidate RGN-259 due to data obtained under a compassionate IND indicating RGN-259’s positive effects on corneal wound healing. As of the date of this report, we are continuing to enroll patients in our Phase II clinical trial evaluating our topical gel product candidate RGN-137 in patients with EB, furthering our research with our peptide fragments targeting the cosmeceutical market and actively pursuing potential licensing partnerships for our other product candidates. As of the date of this report, we believe we have sufficient liquidity and capital resources to fund our operations through the second quarter of 2010. However, we will need substantial additional funds in order to initiate any further preclinical studies or clinical trials, and to fund our operations beyond that date. Accordingly, we need financing and are in the process of exploring various alternatives, including, without limitation, additional public offerings or private placements of our securities, debt financing or corporate collaboration and licensing arrangements or the sale of certain of our intellectual property rights.

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
We are actively considering strategic alternatives with the goal of maximizing the value of our assets. In addition, we are considering restructuring alternatives, including business arrangements such as the out-licensing or sale of product candidates or our company as a whole. There are substantial challenges and risks which will make it difficult to successfully implement any of these opportunities before the third quarter of 2010, after which we may not be able to fund our current operations without additional financing. Even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable terms, if at all.
We have incurred losses since inception and expect to incur significant losses in the foreseeable future and may never become profitable.
We have incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tb4. As of September 30, 2009, our accumulated deficit totaled $83.2 million.
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
Because of our historical losses from operations, NYSE Amex rules require that we maintain a minimum stockholders’ equity of $6 million, unless our market capitalization exceeds $50 million. As of September 30, 2009, our total stockholders’ equity was $0.6 million, and our market capitalization was below $50 million. In April 2009, we received a notice from NYSE Amex indicating that we were below certain of the exchange’s continued listing standards.
In the second quarter of 2009, we submitted a plan of compliance to NYSE Amex that forecasted our ability to regain compliance with the listing standards by October 2010. NYSE Amex has accepted our compliance plan, which is subject to periodic review by NYSE Amex to determine whether we are making progress consistent with the plan. Our compliance plan contemplated the raise of additional equity capital, which we achieved in October 2009 through the issuance of common stock and warrants for aggregate gross proceeds of approximately $4.7 million. Following these transactions our stockholders’ equity remains below $6 million. Consequently we will need to raise additional funds to regain compliance with that requirement, and the NYSE Amex may determine at any time before October 2010 that we are not making sufficient progress on our plan. There can be no assurance that our compliance plan will ultimately be successful.
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
Mauro Bove, a member of our Board of Directors, is also a director and officer of Sigma-Tau Finanziaria S.p.A, who with its affiliated entities are collectively our largest stockholder group. Sigma-Tau Pharmaceuticals is also our strategic partner in Europe with respect to the development of certain of our drug candidates. During 2008, we issued shares of common stock and common stock warrants to affiliates of Sigma-Tau in two private placement financing transactions, but we retained the right to repurchase some of these shares under certain circumstances. In 2009, we sold additional common stock and warrants to an affiliate of Sigma-Tau in two private placements for aggregate gross proceeds of $1.6 million.

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
We are highly dependent on the principal members of our management team. The loss of our chairman and chief scientific advisor, Allan Goldstein, or our chief executive officer, J.J. Finkelstein, could prevent or significantly delay the achievement of our goals. We have employment agreements with Dr. Goldstein and Mr. Finkelstein. For part of 2009, we effected salary reductions for certain of our employees, including Dr. Goldstein and Mr. Finkelstein. Although their salaries were restored effective as of October 1, 2009, we cannot assure you that their employment agreements would prevent Dr. Goldstein or Mr. Finkelstein from terminating their employment with or without good reason, and they, or other key employees, may elect to terminate their employment as a result of the salary reductions or for other reasons. In addition, we do not maintain a key man life insurance policy with respect to Dr. Goldstein or Mr. Finkelstein. In the future, we anticipate that we may need to add additional management and other personnel. Competition for qualified personnel in our industry is intense, and our success will depend in part on our ability to attract and retain highly skilled personnel. We cannot assure you that our efforts to attract or retain such personnel will be successful.
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
With respect to wound healing, Johnson & Johnson is marketing Regranex™ for this purpose in patients with diabetic foot ulcers. Other companies, such as Novartis, are developing and marketing artificial skins, which could compete with our product candidates in certain wound healing areas. Moreover, wound healing is a large and highly fragmented marketplace attracting many companies, large and small, to develop products for treating acute and chronic wounds, including, for example, honey-based ointments, hyperbaric oxygen therapy, and low frequency cavitational ultrasound. Additionally, most large pharmaceutical companies and many smaller biomedical companies are vigorously pursuing therapeutics to treat patients after heart attacks and other cardiovascular indications.
There are also numerous ophthalmic companies developing drugs for corneal wound healing and other outside-of-the-eye diseases and injuries. Amniotic membranes have been successfully used to treat corneal wounds in certain cases, as have topical steroids and antibacterial agents.

We are also developing potential cosmeceutical products, which are loosely defined as products that bridge the gap between cosmetics and pharmaceuticals, for example, by improving skin texture and reducing the appearance of aging. This industry is intensely competitive, with potential competitors from large multinational companies to very small specialty companies. New cosmeceutical products often have a short shelf life and are frequently replaced with newer products developed to address the latest trends in appearance and fashion. We may not be able to adapt to changes in the industry as quickly as larger and more experienced cosmeceutical companies. Further, larger cosmetics companies have the financial and marketing resources to effectively compete with smaller companies like us in order to sell products aimed at larger markets.
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
For the period from January 1, 2008 through September 30, 2009, our closing stock price has ranged from $0.42 to $1.92 with an average daily trading volume of approximately 36,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:
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
As of October 15, 2009, our officers, directors and principal stockholders together control approximately 52% of our outstanding common stock. Included in this group is Sigma-Tau and its affiliates, which together hold outstanding shares representing approximately 43% of our outstanding common stock. A portion of the shares of common stock currently held by Sigma-Tau and its affiliates, representing 14% of our outstanding common stock, are subject to voting agreements under which our Board controls the voting power of such stock. We cannot assure you that such voting agreements would prevent Sigma-Tau and its affiliates from taking actions not in your best interests and effectively exercising control over us. These voting agreements expire between June 2010 and April 2012. After such time, we will have no control over the voting of these shares controlled by Sigma-Tau, including with respect to the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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
Currently, we are authorized to issue up to 100,000,000 shares of our common stock, and as of October 15, 2009, there were issued and outstanding 60,406,828 shares of our common stock. The authorized but unissued shares may be issued by us in such transactions and at such times as our Board considers appropriate, whether in public or private offerings, as stock splits or dividends or in connection with mergers and acquisitions or otherwise. Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline.
The exercise of options and warrants and other issuances of shares of common stock or securities convertible into common stock will dilute your interest.
As of October 15, 2009, there were outstanding options to purchase an aggregate of 4,914,112 shares of our common stock at exercise prices ranging from $0.28 per share to $3.82 per share, of which options to purchase 3,251,694 shares were exercisable as of such date. As of October 15, 2009, there were warrants outstanding to purchase 8,378,101 shares of our common stock, at a weighted average exercise price of $1.07. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.
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
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submission of Matters to a Vote of Security Holders
(a) The Company’s annual meeting of stockholders (the “Annual Meeting”) was held on July 29, 2009.

(b) Each director of the Company was elected at the Annual Meeting as follows:

	Votes For	Votes Withheld

J.J. Finkelstein	46,360,041	2,497,510

Allan L. Goldstein	47,098,259	1,759,292

Richard J. Hindin	47,070,075	1,787,476

Joseph C. McNay	48,491,324	366,227

Mauro Bove	48,485,624	371,927

L. Thompson Bowles	47,133,225	1,724,326
(c) Results of votes with respect to other proposals submitted at the Annual Meeting are set forth below:
To consider and vote upon a proposal to ratify the selection of Reznick Group, P.C. as our independent registered public accounting firm for the fiscal year ending December 31, 2009. Votes recorded were as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes

48,597,580	141,275	118,695	—
Item 5.	Other Information
None.
Item 6.	Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Amendment No. 1 to Registration Statement (File No. 33-9370) (filed November 26, 1986)

3.2	Certificate of Amendment	Exhibit 3.2 to the Company’s Transitional Report on Form 10-K (File No. 1-15070) (filed March 18, 1991)

3.3	Certificate of Amendment	Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB (File No. 1-15070) (filed April 2, 2001)

3.4	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 2 to the Company’s Current Report on Form 10-K (File No. 1-15070) (filed May 2, 1994)

3.5	Amended and Restated Bylaws of the Company	Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (filed August 14, 2006)

Exhibit No.	Description of Exhibit	Reference*

3.6	Amendment to Amended and Restated Bylaws of the Company	Exhibit 3.6 to the Company’s Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Form of Stock Certificate	Exhibit 4.1 to Amendment No. 1 to Registration Statement (File No. 33-9370) (filed November 26, 1986)

4.2	Form of Rights Certificate	Exhibit 3 to the Company’s Current Report on Form 8-K (File No. 1-15070) (filed May 2, 1994)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 1 to the Company’s Current Report on Form 8-K (File No. 1-15070) (filed May 2, 1994)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to the Company’s Annual Report on Form 10-KSB (filed March 31, 2006)

10.1	Placement Agency Agreement, dated as of September 30, 2009, by and among the Company, Roth Capital Partners, LLC and Boenning & Scattergood, Inc.	Exhibit 1.1 to the Company’s Current Report on Form 8-K (filed September 30, 2009)

10.2	Securities Purchase Agreement, dated as of September 30, 2009, by and between the Company and each of the purchasers identified on the signature pages thereto	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed September 30, 2009)

Exhibit No.	Description of Exhibit	Reference*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

RegeneRx Biopharmaceuticals, Inc. (Registrant)
Date: November 16, 2009	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer

/s/ C. Neil Lyons
C. Neil Lyons
Chief Financial Officer