Form 10-Q
period 2010-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2010-05-17
CIK 707511

Securities and Exchange Commission
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number 001-15070
RegeneRx Biopharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	52-1253406

(State of Incorporation)	(IRS Employer I.D. Number)
15245 Shady Grove Road
Suite 470
Rockville, Maryland 20850
(Address of Principal Executive Offices)
(301) 208-9191
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
60,406,828 shares of common stock, par value $0.001 per share, were outstanding as of May 10, 2010.

RegeneRx Biopharmaceuticals, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2010

Part I — Financial Information

Item 1.	Financial Statements
RegeneRx Biopharmaceuticals, Inc.
Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,189,990	$4,355,768
Prepaid expenses and other current assets	225,166	196,546

Total current assets	3,415,156	4,552,314
Fixed assets, net of accumulated depreciation of $101,444 and $98,171	23,443	8,492
Other assets	17,255	22,948

Total assets	$3,455,854	$4,583,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$177,718	$140,206
Accrued expenses	588,651	740,198

Total current liabilities	766,369	880,404

Commitments	—	—

Stockholders’ equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	—	—
Common stock, par value $.001 per share, 100,000,000 shares authorized; 60,406,828 issued and outstanding	60,407	60,407
Additional paid-in capital	88,276,191	88,144,347
Accumulated deficit	(85,647,113)	(84,501,404)

Total stockholders’ equity	2,689,485	3,703,350

Total liabilities and stockholders’ equity	$3,455,854	$4,583,754

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Operations
(unaudited)

	Three Months ended
	March 31,
	2010	2009
Revenues	$—	$—

Operating expenses:
Research and development	470,434	1,661,600
General and administrative	678,068	859,568

Total operating expenses	1,148,502	2,521,168

Loss from operations	(1,148,502)	(2,521,168)

Interest income	2,793	6,518

Net loss	$(1,145,709)	$(2,514,650)

Basic and diluted net loss per common share	$(0.02)	$(0.05)

Weighted average number of common shares outstanding	60,406,828	53,622,491

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Cash Flows
(unaudited)

	For the Three Months ended
	March 31,
	2010	2009
Operating activities:
Net loss	$(1,145,709)	$(2,514,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,273	4,467
Non-cash share-based compensation	131,844	266,628
Gain on settlement of accrued liabilities	(141,016)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(28,620)	72,405
Other assets	5,693	—
Accounts payable	37,512	301,075
Accrued expenses	(10,531)	119,016

Net cash used in operating activities	(1,147,554)	(1,751,059)

Investing activities:
Purchase of fixed assets	(18,224)	—

Net cash used in investing activities	(18,224)	—

Net decrease in cash and cash equivalents	(1,165,778)	(1,751,059)

Cash and cash equivalents at beginning of period	4,355,768	5,655,367

Cash and cash equivalents at end of period	$3,189,990	$3,904,308

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Notes to Financial Statements
For the three months ended March 31, 2010 and 2009 (Unaudited)
1. organization, business overview and basis of presentation
Organization and Nature of Operations. RegeneRx Biopharmaceuticals, Inc. (the “Company”, “We”, “Us”, “Our”), a Delaware corporation, was incorporated in 1982. We are focused on the development of a novel therapeutic peptide, Thymosin Beta 4 (“Tß4”), for tissue and organ protection, repair and regeneration. Our operations are confined to one business segment: the development and marketing of product candidates based on Tß4.
Management Plans to Address Operating Conditions. We incurred net losses of $6.5 million for the year ended December 31, 2009 and $1.1 million for the three months ended March 31, 2010. Since inception, and through March 31, 2010, we have an accumulated deficit of $85.6 million and we had cash and cash equivalents of $3.2 million as of March 31, 2010. Based on our operating plan, we believe that our cash and cash equivalents as of March 31, 2010 will fund our operations into the third quarter of 2010, without additional capital. We anticipate incurring substantial future losses as we continue development of Tβ4-based product candidates. We will therefore need substantial additional funds in order to fund our operations beyond the third quarter of 2010.
We have filed a registration statement with the Securities and Exchange Commission (“SEC”) for the public offering of our common stock and warrants to purchase additional common stock. In May 2010, we were awarded a grant from the National Institutes of Health as more fully described in Note 6 below, and we intend to apply for additional grant funding and tax credits set aside for biotechnology companies under recently enacted healthcare reform legislation.
We may explore other funding alternatives, including, without limitation, public or private placements of our securities, debt financing, corporate collaborations and licensing arrangements or the sale of our company or certain of our intellectual property rights. If we are unable to complete the contemplated public offering or another financing or strategic transaction, we may not be able to continue as a going concern after our funds have been exhausted, and we could be required to significantly curtail or cease operations, file for bankruptcy or liquidate and dissolve.
These factors raise substantial doubt about our ability to continue as a going concern as of the date of the accompanying financial statements. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be forced to take any such actions.
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

Basis of Presentation. The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the SEC, for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP. The accounting policies underlying our unaudited interim financial statements are consistent with those underlying our audited annual financial statements. These unaudited interim financial statements should be read in conjunction with the audited annual financial statements as of and for the year ended December 31, 2009, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”).
The accompanying December 31, 2009 financial information was derived from our audited financial statements. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or any other future period.
References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”) in June 2009.
Subsequent events have been evaluated through the filing date of these unaudited financial statements.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
2. Net Loss per Common Share
Net loss per common share for the three-month periods ended March 31, 2010 and 2009, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 12,847,963 shares and 9,366,590 shares for the three months ended March 31, 2010 and 2009, respectively, reserved for the exercise of outstanding options and warrants.
3. Stock Based Compensation
We recognized $131,844 and $266,628 in stock-based compensation expense for the three months ended March 31, 2010 and 2009, respectively. Given our current estimates of future forfeitures, we expect to recognize the compensation cost related to non-vested options as of March 31, 2010 of $590,780 over the weighted average remaining recognition period of 1.1 years.
We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model. We did not grant any stock options during the three months ended March 31, 2010 and 2009.
4. Income Taxes
As of March 31, 2010, there have been no material changes to our uncertain tax positions disclosures as provided in Note 8 of the Annual Report. We do not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2011.

5. Fair Value Measurements
We have adopted authoritative guidance that defines fair value and establishes a framework for fair value measurements. This authoritative guidance established a three-level hierarchy for fair value measurements. The hierarchy is based upon the transparency of inputs and the valuation of an asset or a liability as of the measurement date. The three levels of inputs are as follows:
•	Level 1 — Quoted prices in active markets for identical assets and liabilities.

•	Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 — Unobservable inputs.
At March 31, 2010, we held no qualifying liabilities, and our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $0.2 million using Level 1 inputs.
6. Subsequent Events
On May 13, 2010, we were awarded a $3 million grant from the National Institutes of Health’s National Heart, Lung and Blood Institute to support and accelerate the clinical development of our product candidate RGN-352, an injectable formulation Tß4, for patients who have suffered an acute myocardial infarction, commonly known as a heart attack. The award is being issued under the American Reinvestment and Recovery Act of 2009.

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
Overview
We are a biopharmaceutical company focused on the development of a novel therapeutic peptide, Thymosin beta 4, or Tß4, for tissue and organ protection, repair, and regeneration. We have formulated Tß4 into three distinct product candidates currently in clinical development:
•
RGN-352, an injectable product candidate to treat cardiovascular diseases, central nervous system diseases, and other medical indications that may be treated by systemic administration, for which we intend to initiate a Phase 2 clinical trial in the second half of 2010;

•	RGN-259, a topical eye drop for ophthalmic indications that was evaluated in a small Phase 2 clinical trial and is currently being supported in compassionate use studies; and

•	RGN-137, a topically applied gel for chronic dermal wounds and reduction of scar tissue that is currently in a Phase 2 clinical trial for the treatment of the skin defect epidermolysis bullosa, or EB.
We have a fourth product candidate, RGN-457, in preclinical development. RGN-457 is an inhaled formulation of Tß4 targeting cystic fibrosis and other pulmonary diseases.
During 2009, we completed a Phase 1 clinical trial evaluating the safety of RGN-352 in 60 healthy subjects. Based on the results of this Phase 1 trial and subject to available funding, we intend to initiate a Phase 2 clinical trial in the second half of 2010 to evaluate RGN-352’s ability to salvage and regenerate damaged cardiac tissue and improve cardiac function after a heart attack. In May 2010, we were awarded a $3 million grant from the National Institutes of Health’s National Heart, Lung and Blood Institute to support the further clinical development of RGN-352 for patients who have suffered a heart attack. We do not expect that we will be able to complete the trial without additional capital. Depending on our capital resources and available funding, including any proceeds from the contemplated public offering of our common stock and warrants, we may conduct the trial while also continuing strategic partnership discussions with biotechnology and pharmaceutical companies for the further development of RGN-352.

Additionally, recent preclinical research published in the scientific journal Neuroscience also indicates that RGN-352 may prove useful for patients with multiple sclerosis, or MS, and stroke. In research involving mice, the administration of Tß4 resulted in improvement in neurological functional recovery. Based on this research, we intend to support a proposed Phase 1/2 clinical trial to be conducted at a major U.S. medical center under a physician-sponsored investigational new drug application, or IND, in order to evaluate the therapeutic potential of RGN-352 in patients with MS. We are planning to supply RGN-352 and provide clinical and regulatory guidance for the trial. We believe that we can support this trial from our existing capital resources.
We are continuing to support the development of RGN-259 in ophthalmic indications under compassionate use INDs and expect to report final patient data from these trials in the third quarter of 2010. We are also planning to support a physician-sponsored clinical trial in patients with dry eye secondary to graft versus host disease, or GvHD, in order to gain further insight into RGN-259’s ability to repair and regenerate ophthalmic tissues. Our support includes manufacturing and supplying RGN-259 for the trial and providing regulatory and clinical guidance. We are continuing to collaborate with the U.S. military to evaluate the potential of RGN-259 to prevent or reduce eye damage caused by chemical warfare agents. We are also engaged in discussions with potential partners regarding the clinical development of this product candidate. Once enough human data is generated, we intend to seek strategic partnerships with one or more ophthalmic specialty companies.
We are evaluating the use of RGN-137 in the treatment of patients with EB, which is a genetic defect that results in fragile skin and other epidermal tissues that can blister at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. A portion of this trial was funded by a grant from the FDA due to the orphan nature of the indication. Despite the small patient population with this disease, we are continuing to enroll patients in this Phase 2 trial and expect to complete the trial in late 2010 or early 2011. Once we complete our Phase 2 EB trial, we will analyze the data in conjunction with our two other completed Phase 2 trials of RGN-137, along with preclinical data indicating Tß4’s ability to reduce scarring, at which time we will further evaluate our strategy for the clinical development of RGN-137.
In addition to our four pharmaceutical product candidates, we are also pursuing the commercial development of peptide fragments and derivatives of Tß4 for potential cosmeceutical use. These fragments are amino acid sequences, and variations thereof, within the Tß4 molecule that have demonstrated activity in several in vitro preclinical research studies that we have sponsored. We believe the biological activities of these fragments may be useful, for example, in developing novel cosmeceutical products for the anti-aging market. Our strategy is to enter into a collaboration with other companies to develop cosmeceutical formulations based on these peptides.
As of the date of this report, we believe we have sufficient liquidity and capital resources to fund our operations, including our ongoing clinical trials and other research initiatives, into the third quarter of 2010, without considering any other sources of capital. We have filed a registration statement with the Securities and Exchange Commission, or SEC, for a public offering of our common stock and warrants to purchase additional common stock. There can be no assurance, however, that we will complete the public offering. With the net proceeds of the contemplated public offering that we currently expect, we believe that we will be able to initiate and conduct at least a portion of our Phase 2 AMI trial of RGN-352, including a planned interim analysis of data, as well as to complete our ongoing Phase 2 trial of RGN-137 in EB patients and to support the compassionate use studies of RGN-259 and the proposed Phase 1/2 trial of RGN-352 in multiple sclerosis patients. However, even if we complete the public offering, we will need substantial additional funds beyond the expected proceeds of the offering in order to initiate and complete further clinical trials beyond those currently contemplated and to continue to fund our operations.

Financial Operations Overview
Historically, we have received only immaterial amounts of revenue from non-refundable government grants. In May 2010, we were awarded a $3 million grant from the National Institutes of Health’s National Heart, Lung and Blood Institute to support our clinical development of RGN-352. Subject to our compliance with the terms and conditions of the award, the funding will be made available over a three-year period.
We have never generated product revenues, and we do not expect to generate product revenues until the FDA approves one of our product candidates, if ever, and we begin marketing it. Subject to the availability of financing, we expect to invest increasingly significant amounts in the furtherance of our current clinical programs and may add additional preclinical studies and new clinical trials as we explore the potential of our current product candidates in other indications and explore new formulations of Tß4-based product candidates. As we expand our clinical development initiatives, we expect to incur substantial and increasing losses. Accordingly, we will need to generate significant product revenues in order to ultimately achieve and then maintain profitability. Also, we expect that we will need to raise substantial additional capital in addition to the expected proceeds of our contemplated public offering in order to meet product development requirements. We cannot assure investors that such capital will be available when needed, on acceptable terms, or at all.
Most of our expenditures to date have been for research and development, or R&D, activities and general and administrative, or G&A, activities. R&D costs include all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors. Those costs include manufacturing Tß4 and peptide fragments, formulation of Tß4 into our product candidates, stability studies for both Tß4, and the various formulations, preclinical toxicology, safety and pharmacokinetic studies, clinical trial management, medical oversight, laboratory evaluations, statistical data analysis, regulatory compliance, quality assurance and other related activities. R&D includes cash and non-cash compensation, employee benefits, travel and other miscellaneous costs of our internal R&D personnel, seven persons in total, who are wholly dedicated either on a full or part-time basis to R&D efforts. R&D also includes a proration of our common infrastructure costs for office space and communications. We expense our R&D costs as they are incurred.
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

Critical Accounting Policies
In Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 31, 2010, which we refer to as the Annual Report, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our Annual Report.
Results of Operations
Comparison of the three months ended March 31, 2010 and 2009
R&D Expenses. For the three months ended March 31, 2010, our R&D expenses decreased by approximately $1.2 million, or 72%, to $470,000, from approximately $1.7 million for the same period in 2009. The decrease was primarily the result of reduced clinical activity in 2010 as compared to 2009. During the three months ended March 31, 2009, we concluded our Phase 2 clinical trials evaluating RGN-137 in patients with pressure ulcers and venous stasis ulcers, as well as the clinical portion of our Phase 1 trial evaluating the safety of RGN-352 in healthy subjects. In January 2009, we also terminated the clinical portion of our Phase 2 clinical trial evaluating the safety and efficacy of RGN-259 to treat diabetic patients whose corneal epithelium had been scraped during vitrectomy surgery.
G&A Expenses. For the three months ended March 31, 2010, our G&A expenses decreased by $181,000, or 21%, to approximately $678,000, from approximately $859,000 for the same period in 2009. The decrease was largely the result of lower legal, accounting and business development expenses during the three months ended March 31, 2010. In addition, during the second quarter of 2009 we changed our assumed forfeiture rate for stock-based awards, which had the effect of reducing non-cash stock-based compensation expense by $85,000 during the three months ended March 31, 2010 as compared to the same period in 2009.
Liquidity and Capital Resources
Overview
We have not commercialized any of our product candidates to date and have incurred significant losses since inception. We have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings, although as discussed below we have recently been awarded a government grant and intend to apply for additional federal cash grants and tax credits. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2009 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.

We incurred net losses of $6.5 million and $1.1 million for the year ended December 31, 2009 and the three months ended March 31, 2010, respectively. We had cash and cash equivalents totaling $3.2 million and $4.4 million at March 31, 2010 and December 31, 2009, respectively. The decrease during the three months ended March 31, 2010 was largely the result of our net loss during this period. As of March 31, 2010, we had an accumulated deficit of $85.6 million. During 2009, we issued shares of common stock and warrants to purchase additional shares of our common stock to institutional investors in multiple transactions for gross proceeds of approximately $5.3 million. For a portion of 2009, we also reduced our ongoing monthly cash outflows through salary reductions and reductions in director fees in exchange for the issuance of stock options to our non-employee directors and certain of our executives and employees. We intend to maintain tight cost controls and continue to operate under a closely monitored budget approved by the Board of Directors until sufficient funding is obtained to enable expanded research activities. Based on our current operations, we believe our cash resources will be adequate to fund our operations into the third quarter of 2010, without considering any other sources of capital. As described elsewhere in this report, we have filed a registration statement with the SEC for the public offering of our common stock and warrants to purchase additional common stock. There can be no assurance that we will be able to complete the contemplated offering. Even if we do complete the offering, we do not expect that the net proceeds will be sufficient to fund our operations beyond the second quarter of 2011 or to provide sufficient liquidity to allow us to generate cash flow from our operations. Accordingly, we will continue to have a need for financing, which we may not be able to complete either on favorable terms or at all.
Cash Flows for the Three Months Ended March 31, 2010 and 2009
Our net cash used in operating activities was approximately $1.2 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively. In both periods, the net cash used in operating activities was primarily the result of our net losses during the periods. Included in these net losses were non-cash expenses related to employee stock compensation and depreciation of $135,000 and $271,000 for the three months ended March 31, 2010 and 2009, respectively. Also included in the net loss for the three months ended March 31, 2010 was a $141,000 non-cash gain upon the settlement of accrued liabilities. Finally, changes in working capital resulted in net cash inflows of approximately $4,000 during the three months ended March 31, 2010, as opposed to net cash inflows of $492,000 during the three months ended March 31, 2009. During the three months ended March 31, 2010, we spent approximately $18,000 for the purchase of furniture and equipment, which was our only investing activity during the period. There were no investing activities during the three months ended March 31, 2009 and no financing activities during either the three months ended March 31, 2010 or 2009.
Future Funding Requirements
The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, we are actively enrolling patients in one Phase 2 trial, for RGN-137 in EB patients, while we are supporting small compassionate use studies of RGN-259. Subject to available funding, we intend to commence a Phase 2 clinical trial of RGN-352 for AMI patients in the second half of 2010 and to support a Phase 1/2 clinical trial of RGN-352 for MS patients, as well as a physician-sponsored Phase 2 clinical trial of RGN-259 in patients with dry eye secondary to graft versus host disease. We currently do not have sufficient capital resources to continue clinical development beyond the third quarter of 2010, unless we are able to complete our contemplated public offering or to raise additional capital.

In addition, the length of time required for clinical trials varies substantially according to the type, complexity, novelty and intended use of a product candidate. Some of the factors that could impact our liquidity and capital needs include, but are not limited to:
•	the progress of our clinical trials;

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our preclinical development activities;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the costs related to development and manufacture of preclinical, clinical and validation lots for regulatory purposes and commercialization of drug supply associated with our product candidates;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs and timing of regulatory approvals; and

•	the costs of establishing manufacturing, sales and distribution capabilities.
In addition, the duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:
•	the number of patients that ultimately participate in the trial;

•	the duration of patient follow-up that seems appropriate in view of the results;

•	the number of clinical sites included in the trials; and

•	the length of time required to enroll suitable patient subjects.
Also, we test our potential product candidates in numerous preclinical studies to identify indications for which they may be product candidates. We may conduct multiple clinical trials to cover a variety of indications for each product candidate. As we obtain results from trials, we may elect to discontinue clinical trials for certain product candidates or for certain indications in order to focus our resources on more promising product candidates or indications.
Our proprietary product candidates also have not yet achieved FDA regulatory approval, which is required before we can market them as therapeutic products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the FDA must conclude that our clinical data establish safety and efficacy. Historically, the results from preclinical studies and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

In addition to our obligations under clinical trials, we are committed under an office space lease through January 2013 that requires average base rental payments of approximately $7,300 per month.
Sources of Liquidity
We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings. Our largest stockholder group, which we refer to in this report as Sigma-Tau, has historically provided significant equity capital to us. In 2009, Sigma-Tau provided approximately $1.6 million in gross proceeds out of the approximately $5.3 million in total gross proceeds raised during the year, with new investors providing the remaining $3.7 million. Sigma-Tau provided all of the $8.0 million in gross proceeds we raised during 2008.
As described elsewhere in this report, we have filed a registration statement for a public offering of our common stock and warrants to purchase common stock. There can be no assurance that we will be able to complete this offering, and even if we are successful, we do not expect that the net proceeds of the offering, together with our cash resources, will be sufficient to fund our operations beyond the second quarter of 2011.
We are party to a license agreement with Sigma-Tau that provides the opportunity for us to receive milestone payments upon specified events and royalty payments upon commercial sales of Tß4 in Europe. However, we have not received any milestone payments to date, and there can be no assurance that we will be able to attain such milestones and generate any such payments under the agreement.
We also are aggressively pursuing federally-sourced funding and were recently awarded a $3 million grant more fully described in Note 6 to the Financial Statements. In the recently passed Patient Protection and Affordable Care Act, H.R. 3590, a new incentive for biotechnology companies like ours was provided: the Qualifying Therapeutic Discovery Project Credit, or Therapeutic Credit. The Therapeutic Credit will allow small businesses to apply for a grant in an amount equal to 50% of their investment in qualifying therapeutic discovery projects for 2009 and 2010. Qualifying therapeutic discovery projects, among others include those designed to treat or prevent diseases or conditions by conducting pre-clinical or clinical activities for the purpose of securing FDA approval of a product. We believe that our entire Tß4 development program qualifies for the Therapeutic Credit, and that 50% of our qualifying costs for 2009 and 2010 will approximate $4.0 million. We also believe there will be many applicants for the Therapeutic Credit. Given the level of competition expected we cannot forecast what, if any, proceeds from the Therapeutic Credit will be awarded to us. Finally, the Federal government is evaluating RGN-259, our sterile eye drop formulation, in animals exposed to caustic agents. We believe our other formulations may also be of interest in healing damaged tissues for indications that result from battlefield or home land security situations. As such, we have engaged a consulting firm to help us identify other sources of Federal funding.
In addition to our contemplated public offering and other funding sources mentioned above, potential sources of outside capital include entering into strategic business relationships, private sales of shares of our capital stock, or debt, or other similar financial instruments. There can be no assurance that we will be able to obtain additional capital in sufficient amounts, on acceptable terms, or at all.

If we raise additional capital through a strategic business relationship, we may have to give up valuable rights to intellectual property. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, such as in the proposed public offering, the ownership interest of our existing stockholders may be significantly diluted. In addition, if additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets.
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
Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2010, these cash equivalents were $3.2 million. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of March 31, 2010, the change in fair value of our financial instruments would not have been material.

Item 4.	Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based upon this evaluation, management has concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
b) Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part II, Item 1A. Risk Factors” of the Annual Report.
Risks Related to Our Liquidity and Need for Financing
Without giving effect to the proceeds of our contemplated public offering, we estimate that our existing capital resources will only be sufficient to fund our operations into the third quarter of 2010.
If we are able to complete our contemplated public offering of common stock and warrants, we intend to use the proceeds from the public offering to fund our ongoing research and development activities; however, we may not be able to complete all of the trials we intend to initiate in 2010 or beyond 2010 without additional funding. We intend to use a portion of the proceeds of the public offering, together with our existing capital resources, to fund our existing initiatives in supporting a Phase 1/2 clinical trial of RGN-352 in patients with multiple sclerosis, supporting ongoing compassionate use studies of RGN-259 in patients with corneal defects, supporting a physician-sponsored clinical trial in patients with dry eye secondary to GvHD using RGN-259, and completing our ongoing Phase 2 trial of RGN-137 in patients with EB. We also intend to use a portion of the proceeds of the contemplated public offering to initiate and conduct at least a portion of a Phase 2 clinical trial of RGN-352 in patients who have suffered an acute myocardial infarction. We expect that the Phase 2 trial design will allow for an interim review of patient data, and we currently expect that the proceeds of the offering, together with our cash resources and the funding from the recently awarded grant from the NIH, will be sufficient to reach this point in the trial.
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources and the proceeds from the contemplated offering sooner than we currently expect.
In addition to our current development objectives, we will need substantial additional capital for the continued development of product candidates through marketing approval and for our longer-term future operations.
Beyond our current liquidity needs, we anticipate that substantial new capital resources will be required to continue our longer-term independent product development efforts, including any and all follow-on trials that will result from our current clinical programs beyond those currently contemplated, and to scale up manufacturing processes for our product candidates. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include, without limitation:
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

Emerging biotechnology companies like us may raise capital through corporate collaborations and by licensing intellectual property rights to other biotechnology or pharmaceutical enterprises. We intend to pursue this strategy, but there can be no assurance that we will be able to license our intellectual property or product development programs on commercially reasonable terms, if at all. There are substantial challenges and risks that will make it difficult to successfully implement any of these alternatives. If we are successful in raising additional capital through such a license or collaboration, we may have to give up valuable rights to our intellectual property. In addition, the business priorities of a strategic partner may change over time, which creates the possibility that the interests of the strategic partner in developing our technology may diminish, which could have a potentially material negative impact on the value of our interest in the licensed intellectual property or product candidates.
We also intend to apply for federal cash grants and tax credits that have been set aside for small biotechnology companies under recently enacted healthcare reform legislation. However, there can be no assurance that we will qualify for or otherwise be able to obtain any such grants or credits.
Further, if we raise additional funds by selling shares of our common stock or securities convertible into our common stock, the ownership interest of our existing stockholders may be significantly diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants or the granting of security interests in our assets.
Our failure to successfully address long-term liquidity requirements would have a material negative impact on our business, including the possibility of surrendering our rights to some technologies or product opportunities, delaying our clinical trials or ceasing our operations.
We have incurred losses since inception and expect to incur significant losses in the foreseeable future and may never become profitable.
We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of March 31, 2010, our accumulated deficit totaled approximately $85.6 million.

As we expand our research and development efforts and seek to obtain regulatory approval of our product candidates to make them commercially viable, we anticipate substantial and increasing operating losses. Our ability to generate additional revenues and to become profitable will depend largely on our ability, alone or through the efforts of third-party licensees and collaborators, to efficiently and successfully complete the development of our product candidates, obtain necessary regulatory approvals for commercialization, scale-up commercial quantity manufacturing capabilities either internally or through third-party suppliers, and market our product candidates. There can be no assurance that we will achieve any of these objectives or that we will ever become profitable or be able to maintain profitability. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time and are not otherwise able to raise necessary funds to continue our development efforts and maintain our operations, we may be forced to cease operations.
We are currently not in compliance with NYSE Amex rules regarding the minimum shareholders’ equity requirement and are at risk of being delisted from the NYSE Amex stock exchange, which may subject us to the SEC’s penny stock rules and decrease the liquidity of our common stock.
Because of our historical losses from operations, NYSE Amex rules require that we maintain minimum stockholders’ equity of $6 million, unless our market capitalization exceeds $50 million. We are not currently in compliance with either of these continued listing standards. In the second quarter of 2009, we submitted a compliance plan to the NYSE Amex that forecasted our ability to regain compliance with the listing standards by October 2010. NYSE Amex has accepted our compliance plan, which is subject to periodic review by NYSE Amex to determine whether we are making progress consistent with the plan. Our compliance plan contemplates the raise of additional equity capital, such as through our contemplated public offering. While the expected proceeds of the offering may enable us to achieve compliance with the $6 million stockholders’ equity requirement, we will likely require additional capital in the future to maintain compliance with this continued listing standard. Additionally, we cannot assure you that we will meet or maintain compliance with the $50 million market capitalization alternative standard after completion of the offering, if it occurs. Even if we raise net proceeds equal to or greater than the amount required to satisfy the $6 million stockholders’ equity requirement by October 2010, there can be no assurance that, because of our significant operating cash requirements, we will be able to maintain compliance with that requirement or remain eligible for continued listing on the NYSE Amex. Further, even if we raise net proceeds equal to or greater than the amount necessary to regain compliance, there can be no assurance that NYSE Amex will agree that we have satisfied the compliance plan.
If we do not achieve or maintain compliance with NYSE Amex listing rules, we expect that our common stock would be delisted from the NYSE Amex exchange. Following any such delisting, our common stock may be traded over-the-counter on the OTC Bulletin Board or in the “pink sheets.” These alternative markets, however, are generally considered to be less efficient than, and not as broad as, the NYSE Amex exchange. If our common stock is delisted from NYSE Amex, there may be a limited market for our stock, trading in our stock may become more difficult and our share price could decrease. Specifically, you may not be able to resell your shares of common stock at or above the price you paid for such shares or at all.
In addition, if our common stock is delisted, our ability to raise additional capital may be impaired because of the less liquid nature of the OTC Bulletin Board and the pink sheets. While we cannot guarantee that we would be able to complete an equity financing on acceptable terms, or at all, we believe that dilution from any equity financing while our shares are quoted on the OTC Bulletin Board or the pink sheets would likely be substantially greater than if we were to complete a financing while our common stock is traded on the NYSE Amex exchange.

In the event our common stock is delisted, it may also become subject to penny stock rules. The SEC generally defines “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. We are not currently subject to the penny stock rules because our common stock qualifies for an exception to the SEC’s penny stock rules for companies that have an equity security that is quoted on an exchange. However, if we were delisted, our common stock would become subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell our common stock. If our common stock were considered penny stock, the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares in the secondary market would be limited and, as a result, the market liquidity for our common stock would likely be adversely affected. We cannot assure you that trading in our securities will not be subject to these or other regulations in the future.
The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern.
The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. Although we expect that the proceeds of our contemplated public offering will provide us the ability to fund our operations through the third quarter of 2011, we will continue to have a need for additional financing even if the offering is consummated, which we may not be able to complete either on favorable terms or at all. As a result, we cannot assure you that, after taking into account the expected proceeds of the contemplated offering and our anticipated expenditures for the remainder of 2010, the report of our independent registered public accounting firm for the year ending December 31, 2010 will not express substantial doubt about our ability to continue as a going concern. If this were to occur, we would once again face the need to obtain sufficient financing in the short term, and the failure to do so would, in all likelihood, create severe liquidity problems and cause us to have to curtail our operations. If we were to curtail our operations, we could be placed into bankruptcy or undergo liquidation, the result of which would adversely affect the value of our common stock.
Risks Related to Our Business and Operations
All of our drug candidates are based on a single compound that has yet to be proven effective in human subjects.
Our current primary business focus is the development of Tß4, and its analogues, derivatives and fragments, for the improvement of cardiac function, the acceleration of corneal healing, the treatment of non-healing wounds and other conditions. Unlike many pharmaceutical companies that have a number of unique chemical entities in development, we are dependent on a single molecule, formulated for different routes of administration and different clinical indications, for our potential commercial success. As a result, any common safety or efficacy concerns for Tß4-based products that cross formulations would have a much greater impact on our business prospects than if our product pipeline were more diversified.
We may never be able to commercialize our product candidates.
Although Tß4 has shown biological activity in in vitro and animal models, we cannot assure you that our product candidates will exhibit activity or importance in humans. Our drug candidates are still in research and development, and we do not expect them to be commercially available for the foreseeable future, if at all. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These include the possibility that the potential products may:
•	be found ineffective or cause harmful side effects during preclinical studies or clinical trials;

•	fail to receive necessary regulatory approvals;

•	be precluded from commercialization by proprietary rights of third parties;

•	be difficult to manufacture on a large scale; or

•	be uneconomical or otherwise fail to achieve market acceptance.
If any of these potential problems occurs, we may never successfully market Tß4-based products.
We are subject to intense government regulation, and we may not receive regulatory approvals for our drug candidates.
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
Three of our drug candidates are currently in the clinical stage, and we cannot be certain that we or our collaborators will successfully complete the clinical trials necessary to receive regulatory product approvals. The regulatory approval process is lengthy, unpredictable and expensive. To obtain regulatory approvals in the United States, we or a collaborator must ultimately demonstrate to the satisfaction of the U.S. Food and Drug Administration, or FDA, that our product candidates are sufficiently safe and effective for their proposed administration to humans. Many factors, known and unknown, can adversely impact clinical trials and the ability to evaluate a product candidate’s safety and efficacy, including:
•	the FDA or other health regulatory authorities, or institutional review boards, or IRBs, do not approve a clinical trial protocol or place a clinical trial on hold;

•
suitable patients do not enroll in a clinical trial in sufficient numbers or at the expected rate, for reasons such as the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the perceptions of investigators and patients regarding safety, and the availability of other treatment options;

•	clinical trial data is adversely affected by trial conduct or patient withdrawal prior to completion of the trial;

•	there may be competition with ongoing clinical trials and scheduling conflicts with participating clinicians;

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

•	service providers, collaborators or co-sponsors do not adequately perform their obligations in relation to the clinical trial or cause the trial to be delayed or terminated;

•	we are unable to obtain a sufficient supply of manufactured clinical trial materials;

•	regulatory inspections of manufacturing facilities, which may, among other things, require us or a co-sponsor to undertake corrective action or suspend the clinical trials;

•	the interim results of the clinical trial are inconclusive or negative;

•	the clinical trial, although approved and completed, generates data that is not considered by the FDA or others to be sufficient to demonstrate safety and efficacy; and

•	changes in governmental regulations or administrative actions affect the conduct of the clinical trial or the interpretation of its results.
There can be no assurance that our clinical trials will in fact demonstrate, to the satisfaction of the FDA and others, that our product candidates are sufficiently safe or effective. The FDA or we may also restrict or suspend our clinical trials at any time if either believes that we are exposing the subjects participating in the trials to unacceptable health risks.
Clinical trials for product candidates such as ours are often conducted with patients who have more advanced forms of a particular condition or other unrelated conditions. For example, in clinical trials for our product candidate RGN-137, we have studied patients who are not only suffering from chronic epidermal wounds but who are also older and much more likely to have other serious adverse conditions. During the course of treatment with our product candidates, patients could die or suffer other adverse events for reasons that may or may not be related to the drug candidate being tested. Further, and as a consequence of all of our drug candidates being based on Tß4, crossover risk exists such that a patient in one trial may be adversely impacted by one drug candidate, and that adverse event may have implications for our other trials and other drug candidates. However, even if unrelated to our product candidates, such adverse events can nevertheless negatively impact our clinical trials, and our business prospects would suffer.
These factors, many of which may be outside of our control, may have a negative impact on our business by making it difficult to advance product candidates or by reducing or eliminating their potential or perceived value. As a consequence, we may need to perform more or larger clinical trials than planned. Further, if we are forced to contribute greater financial and clinical resources to a study, valuable resources will be diverted from other areas of our business. If we fail to complete or if we experience material delays in completing our clinical trials as currently planned, or we otherwise fail to commence or complete, or experience delays in, any of our other present or planned clinical trials, including as a result of the actions of third parties upon which we rely for these functions, our ability to conduct our business as currently planned could materially suffer.
We may not successfully establish and maintain development and testing relationships with third-party service providers and collaborators, which could adversely affect our ability to develop our product candidates.
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
We also have less control over the timing and other aspects of our clinical trials than if we conducted the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our clinical trials on our anticipated schedule or consistent with a clinical trial protocol or applicable regulations. We also rely on clinical research organizations to perform much of our data management and analysis. They may not provide these services as required or in a timely manner. If any of these parties do not meet deadlines or follow proper procedures, including procedures required by law, the preclinical studies and clinical trials may take longer than expected, may be delayed or may be terminated, which would have a materially negative impact on our product development efforts. If we were forced to find a replacement entity to perform any of our preclinical studies or clinical trials, we may not be able to find a suitable entity on favorable terms or at all. Even if we were able to find a replacement, resulting delays in the tests or trials may result in significant additional expenditures and delays in obtaining regulatory approval for drug candidates, which could have a material adverse impact on our results of operations and business prospects.

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
We have initially targeted our product candidate RGN-352 for cardiovascular indications. Most large pharmaceutical companies and many smaller biomedical companies are vigorously pursuing the development of therapeutics to treat patients after heart attacks and other cardiovascular indications. With respect to our product candidate RGN-259 for corneal defects, there are also numerous ophthalmic companies developing drugs for corneal wound healing and other outside-of-the-eye diseases and injuries. Amniotic membranes have been successfully used to treat corneal wounds in certain cases, as have topical steroids and antibacterial agents. With respect to our product candidate RGN-137 for wound healing, Johnson & Johnson has previously marketed Regranex TM for this purpose in patients with diabetic foot ulcers. Other companies, such as Novartis, are developing and marketing artificial skins, which we believe could also compete with RGN-137. Moreover, wound healing is a large and highly fragmented marketplace attracting many companies, large and small, to develop products for treating acute and chronic wounds, including, for example, honey-based ointments, hyperbaric oxygen therapy, and low frequency cavitational ultrasound.
We are also developing potential cosmeceutical products, which are loosely defined as products that bridge the gap between cosmetics and pharmaceuticals, for example, by improving skin texture and reducing the appearance of aging. This industry is intensely competitive, with potential competitors ranging from large multinational companies to very small specialty companies. New cosmeceutical products often have a short product life and are frequently replaced with newer products developed to address the latest trends in appearance and fashion. We may not be able to adapt to changes in the industry as quickly as larger and more experienced cosmeceutical companies. Further, larger cosmetics companies have the financial and marketing resources to effectively compete with smaller companies like us in order to sell products aimed at larger markets.
Even if approved for marketing, our technologies and product candidates are unproven and they may fail to gain market acceptance.
Our product candidates, all of which are based on the molecule Tß4, are new and unproven and there is no guarantee that health care providers or patients will be interested in our product candidates, even if they are approved for use. If any of our product candidates are approved by the FDA, our success will depend in part on our ability to demonstrate sufficient clinical benefits, reliability, safety, and cost effectiveness of our product candidates relative to other approaches, as well as on our ability to continue to develop our product candidates to respond to competitive and technological changes. If the market does not accept our product candidates, when and if we are able to commercialize them, then we may never become profitable. Factors that could delay, inhibit or prevent market acceptance of our product candidates may include:
•	the timing and receipt of marketing approvals;

•	the safety and efficacy of the products;

•	the emergence of equivalent or superior products;

•	the cost-effectiveness of the products; and

•	ineffective marketing.
It is difficult to predict the future growth of our business, if any, and the size of the market for our product candidates because the markets are continually evolving. There can be no assurance that our product candidates will prove superior to products that may currently be available or may become available in the future or that our research and development activities will result in any commercially profitable products.
We have no marketing experience, sales force or distribution capabilities. If our product candidates are approved, and we are unable to recruit key personnel to perform these functions, we may not be able to commercialize them successfully.
Although we do not currently have any marketable products, our ability to produce revenues ultimately depends on our ability to sell our product candidates if and when they are approved by the FDA and other regulatory authorities. We currently have no experience in marketing or selling pharmaceutical products, and we do not have a marketing and sales staff or distribution capabilities. Developing a marketing and sales force is also time-consuming and could delay the launch of new products or expansion of existing product sales. In addition, we will compete with many companies that currently have extensive and well-funded marketing and sales operations. If we fail to establish successful marketing and sales capabilities or fail to enter into successful marketing arrangements with third parties, our ability to generate revenues will suffer.
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

Governmental and third-party payors may subject any product candidates we develop to sales and pharmaceutical pricing controls that could limit our product revenues and delay profitability.
The successful commercialization of our product candidates, if they are approved by the FDA, will likely depend on our ability to obtain reimbursement for the cost of the product and treatment. Government authorities, private health insurers and other organizations, such as health maintenance organizations, are increasingly seeking to lower the prices charged for medical products and services. Also, the trend toward managed health care in the United States, the growth of healthcare maintenance organizations, and recently enacted legislation reforming healthcare and proposals to reform government insurance programs could have a significant influence on the purchase of healthcare services and products, resulting in lower prices and reducing demand for our product candidates. The cost containment measures that healthcare providers are instituting and any healthcare reform could reduce our ability to sell our product candidates and may have a material adverse effect on our operations. We cannot assure you that reimbursement in the United States or foreign countries will be available for any of our product candidates, and that any reimbursement granted will be maintained, or that limits on reimbursement available from third-party payors will not reduce the demand for, or the price of, our product candidates. The lack or inadequacy of third-party reimbursements for our product candidates would decrease the potential profitability of our operations. We cannot forecast what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect the legislation or regulation would have on our business.
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
We do not own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We currently rely, and expect to continue to rely, primarily on peptide manufacturers to supply us with Tß4 for further formulation into our product candidates. We have engaged three separate smaller drug formulation contractors for the formulation of clinical grade product candidates, one for each of our three product candidates in clinical development. We currently do not have an alternative source of supply for either Tß4 or the individual drug candidates. If these suppliers, together or individually, are not able to supply us with either Tß4 or individual product candidates on a timely basis, in sufficient quantities, at acceptable levels of quality and at a competitive price, or if we are unable to identify a replacement manufacturer to perform these functions on acceptable terms as needed, our development programs could be seriously jeopardized.
The risks of relying solely on single suppliers for each of our product candidates include:
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
Our ability to reduce our liability exposure for human clinical trials and commercial sales, if any, of Tß4 is dependent in part on our ability to obtain sufficient product liability insurance or to collaborate with third parties that have adequate insurance. Although we intend to obtain and maintain product liability insurance coverage if we gain approval to market any of our product candidates, we cannot guarantee that product liability insurance will continue to be available to us on acceptable terms, or at all, or that its coverage will be sufficient to cover all claims against us. A product liability claim, even one without merit or for which we have substantial coverage, could result in significant legal defense costs, thereby potentially exposing us to expenses significantly in excess of our revenues, as well as harm to our reputation and distraction of our management.

If any of our key employees discontinue their services with us, our efforts to develop our business may be delayed.
We are highly dependent on the principal members of our management team. The loss of our chairman and chief scientific advisor, Allan Goldstein, or our chief executive officer, J.J. Finkelstein, could prevent or significantly delay the achievement of our goals. We have employment agreements with Dr. Goldstein and Mr. Finkelstein. For part of 2009, we effected salary reductions for certain of our employees, including Dr. Goldstein and Mr. Finkelstein. Although their salaries were restored effective as of October 1, 2009, we cannot assure you that they, or other key employees, may elect to terminate their employment as a result of the salary reductions or for other reasons. In addition, we do not maintain a key man life insurance policy with respect to Dr. Goldstein or Mr. Finkelstein. In the future, we anticipate that we may need to add additional management and other personnel. Competition for qualified personnel in our industry is intense, and our success will depend in part on our ability to attract and retain highly skilled personnel. We cannot assure you that our efforts to attract or retain such personnel will be successful.
Mauro Bove, a member of our Board, is also a director and officer of entities affiliated with Sigma-Tau, a relationship which could give rise to a conflict of interest involving Mr. Bove.
Mauro Bove, a member of our Board of Directors, is also a director and officer of entities affiliated with Sigma-Tau, which collectively make up our largest stockholder group. Sigma-Tau has provided us with significant funding, may continue doing so in the future, and is also our strategic partner in Europe with respect to the development of certain of our drug candidates. During 2008 and 2009, we issued shares of common stock and common stock warrants to Sigma-Tau in four separate private placement financing transactions, but we retained the right to repurchase some of these shares under certain circumstances.
We have licensed certain rights to our product candidates generally for the treatment of dermal and internal wounds to Sigma-Tau. Under the license agreement, upon the completion of a Phase 2 clinical trial of either of these product candidates that yields positive results in terms of clinical efficacy and safety, Sigma-Tau is obligated to either make a $5 million milestone payment to us or to initiate and fund a pivotal Phase 3 clinical trial of the product candidate. In 2009, we completed two Phase 2 clinical trials of RGN-137 in the treatment of pressure ulcers and venous stasis ulcers. However, due to the lack of statistical significance of the reported efficacy results, these trials are not sufficient to trigger the milestone obligation described above. There can be no assurance that we will ever receive this payment or be able to initiate a pivotal Phase 3 clinical trial of RGN-137 that would be funded by Sigma-Tau. As a result of Mr. Bove’s relationship with Sigma-Tau, there could be a conflict of interest between Sigma-Tau and our other stockholders with respect to these and other agreements and circumstances that may require the exercise of the Board’s discretion with respect to Sigma-Tau. Any decision in the best interests of Sigma-Tau may not be in the best interest of our other stockholders.
Risks Related To Our Intellectual Property
We are heavily reliant on our license from the National Institutes of Health for the rights to Tß4, and any loss of these rights would adversely affect our business.
We have received an exclusive worldwide license to intellectual property discovered at the National Institutes of Health, or NIH, pertaining to the use of Tß4 in wound healing and tissue repair. The intellectual property rights from this license form the basis for our current commercial development focus with Tß4. This license terminates upon the last to expire of the patent applications that are filed, or any patents that may issue from such applications, in connection with the license. This license requires us to pay a minimum annual royalty to the NIH, regardless of the success of our product development efforts, plus certain other royalties upon the sale of products created by the intellectual property granted under the license. This license may be terminated for a number of reasons, including our non-payment of the royalty or lack of continued product development, among others. While to date we believe that we have complied with all requirements to maintain the license, the loss of this license would have a material adverse effect on our business and business prospects and may require us to cease development of our current line of Tß4-based product candidates.

If we are not able to maintain adequate patent protection for our product candidates, we may be unable to prevent our competitors from using our technology or technology that we license.
Our success will depend in substantial part on our ability to obtain, defend and enforce patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and abroad. Pursuant to an exclusive worldwide license from the NIH, we have exclusive rights to use Tß4 in the treatment of non-healing wounds. While patents covering our use of Tß4 have issued in some countries, we cannot guarantee whether or when corresponding patents will be issued, or the scope of any patents that may be issued, in other countries. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. We have also in-licensed other intellectual property rights from third parties that could be subject to the same risks as our own patents. If any of these patent applications do not issue, or do not issue in certain countries, or are not enforceable, the ability to commercialize Tß4 in various medical indications could be substantially limited or eliminated.
In addition, the patent positions of the products being developed by us and our collaborators involve complex legal and factual uncertainties. As a result, we cannot assure you that any patent applications filed by us, or by others under which we have rights, will result in patents being issued in the United States or foreign countries. In addition, there can be no assurance that any patents will be issued from any pending or future patent applications of ours or our collaborators, that the scope of any patent protection will be sufficient to provide us with competitive advantages, that any patents obtained by us or our collaborators will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights we or our collaborators may hold. Unauthorized parties may try to copy aspects of our product candidates and technologies or obtain and use information we consider proprietary. Policing the unauthorized use of our proprietary rights is difficult. We cannot guarantee that no harm or threat will be made to our or our collaborators’ intellectual property. In addition, changes in, or different interpretations of, patent laws in the United States and other countries may also adversely affect the scope of our patent protection and our competitive situation.
Due to the significant time lag between the filing of patent applications and the publication of such patents, we cannot be certain that our licensors were the first to file the patent applications we license or, even if they were the first to file, also were the first to invent, particularly with regards to patent rights in the United States. In addition, a number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our product candidates. Some of these technologies, applications or patents may conflict with our or our licensors’ technologies or patent applications. A conflict could limit the scope of the patents, if any, that we or our licensors may be able to obtain or result in denial of our or our licensors’ patent applications. If patents that cover our activities are issued to other companies, we may not be able to develop or obtain alternative technology.
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
The value of our patents depends in part on their duration. A shorter period of patent protection could lessen the value of our rights under any patents that may be obtained and may decrease revenues derived from its patents. For example, the U.S. patent laws were previously amended to change the term of patent protection from 17 years following patent issuance to 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology applications may be more than three years depending on the subject matter, a 20-year patent term from the filing date may result in substantially shorter patent protection. Future changes to patent laws could shorten our period of patent exclusivity and may decrease the revenues that we might derive from the patents and the value of our patent portfolio.
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

Risks Related To Our Securities
Our common stock price is volatile and has had limited trading volume, and any investment in our securities could decline substantially in value.
For the period from January 1, 2009 through April 30, 2010, our closing stock price has fluctuated between prices of $0.42 to $1.75 per share, with an average daily trading volume of approximately 80,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:
•	results of preclinical studies and clinical trials;

•	commercial success of approved products;

•	corporate partnerships;

•	technological innovations by us or competitors;

•	changes in laws and government regulations both in the U.S. and overseas;

•	changes in key personnel at our company;

•	developments concerning proprietary rights, including patents and litigation matters;

•	public perception relating to the commercial value or safety of any of our product candidates;

•	future sales of our common stock;

•	future issuance of our common stock causing dilution;

•	anticipated or unanticipated changes in our financial performance;

•	general trends related to the biopharmaceutical and biotechnological industries; and

•	general conditions in the stock market.
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
As of April 30, 2010, our officers, directors and principal stockholders together controlled approximately 52% of our outstanding common stock. Included in this group is Sigma-Tau, which holds approximately 43% of our outstanding common stock as of April 30, 2010. A portion of the shares of common stock currently held by Sigma-Tau, representing approximately 18% of our outstanding common stock, is subject to voting agreements under which we control the voting power of these shares. We cannot assure you that these voting agreements would prevent Sigma-Tau from taking actions not in your best interests and effectively exercising control over us. These voting agreements are currently scheduled to expire between June 2010 and September 2012. After their expiration, we will have no control over the voting of these shares controlled by Sigma-Tau, including with respect to the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, the price of our common stock and other securities and their trading volume could decline.
The trading market for our common stock and other securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If securities or industry analysts do not commence or maintain coverage of us, the trading price for our common stock and other securities would be negatively affected. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and other securities and their trading volume to decline.
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
As of April 30, 2010, there were outstanding options to purchase an aggregate of 4,914,112 shares of our common stock at exercise prices ranging from $0.28 per share to $3.82 per share, of which options to purchase 3,613,069 shares were exercisable as of such date. As of April 30, 2010, there were warrants outstanding to purchase 7,933,851 shares of our common stock, at a weighted average exercise price of $2.01 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.
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
Our certificate of incorporation provides our Board with the power to issue shares of preferred stock without stockholder approval. In addition, under our stockholder rights plan, our Board has the discretion to issue certain rights to purchase our capital stock to our stockholders when a person acquires in excess of 25% of our outstanding common shares. These provisions may make it more difficult for stockholders to take corporate actions and may have the effect of delaying or preventing a change in control, even if such actions or change in control would be in your best interests. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Subject to specified exceptions, this section provides that a corporation may not engage in any business combination with any interested stockholder, as defined in that statute, during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could also have the effect of delaying or preventing a change of control of our company. The foregoing factors could reduce the price that investors or an acquirer might be willing to pay in the future for shares of our common stock.
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
As a public company, we continue to be subject to the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to comply with Section 404 in a timely manner it may affect the reliability of our internal control over financial reporting.
Assessing our staffing and training procedures to improve our internal control over financial reporting is an ongoing process. We are currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and to make an assessment of the effectiveness of our internal control over financial reporting. However, our independent registered public accounting firm has not been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting.
We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify. Under current SEC rules, our independent registered public accounting firm will also be required to deliver an attestation report on the operating effectiveness of our internal control over financial reporting beginning with the year ending December 31, 2010.
We cannot be certain at this time that we will be able to successfully complete the attestation requirements of Section 404 or that we or our independent registered public accounting firm will not identify material weaknesses in our internal control over financial reporting. If we fail to comply with the requirements of Section 404 or if we or our independent registered public accounting firm identify and report a material weakness, it may affect the reliability of our internal control over financial reporting, which could adversely affect our stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.5	Amended and Restated Bylaws adopted July 26, 2006	Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (filed August 14, 2006)

3.6	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to the Company’s Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

Exhibit No.	Description of Exhibit	Reference*

4.1	Specimen Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith***

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith***

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

***
These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

^	Compensatory plan, contract or arrangement.

Signatures
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: May 17, 2010	/s/ J.J. Finkelstein J.J. Finkelstein
President and Chief Executive Officer

/s/ C. Neil Lyons C. Neil Lyons
Chief Financial Officer