Form 10-Q
period 2010-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2010-08-13
CIK 707511

Securities and Exchange Commission
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
73,531,578 shares of common stock, par value $0.001 per share, were outstanding as of August 10, 2010.

RegeneRx Biopharmaceuticals, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2010

Part I — Financial Information
Item 1. Financial Statements
RegeneRx Biopharmaceuticals, Inc.
Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,591,276	$4,355,768
Accounts receivable	11,129	—
Prepaid expenses and other current assets	170,555	196,546

Total current assets	6,772,960	4,552,314
Fixed assets, net of accumulated depreciation of $103,569 and $98,171	25,500	8,492
Other non-current assets	17,255	22,948

Total assets	$6,815,715	$4,583,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$271,809	$140,206
Accrued expenses	606,864	740,198

Total current liabilities	878,673	880,404

Commitments	—	—

Stockholders’ equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	—	—
Common stock, par value $.001 per share, 200,000,000 shares authorized, 73,531,578 issued and outstanding as of June 30, 2010; 100,000,000 authorized, 60,406,828 issued and outstanding as of December 31, 2009	73,531	60,407
Additional paid-in capital	92,881,064	88,144,347
Accumulated deficit	(87,017,553)	(84,501,404)

Total stockholders’ equity	5,937,042	3,703,350

Total liabilities and stockholders’ equity	$6,815,715	$4,583,754

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Operations
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Sponsored research revenues	$11,129	$—	$11,129	$—

Operating expenses:
Research and development	527,618	754,230	998,052	2,415,830
General and administrative	855,671	708,006	1,533,739	1,567,574

Total operating expenses	1,383,289	1,462,236	2,531,791	3,983,404

Loss from operations	(1,372,160)	(1,462,236)	(2,520,662)	(3,983,404)

Interest income	1,720	2,532	4,513	9,050

Net loss	$(1,370,440)	$(1,459,704)	$(2,516,149)	$(3,974,354)

Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.04)	$(0.07)

Weighted average number of common shares outstanding	66,105,924	54,339,668	63,272,119	53,983,282

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six Months ended June 30,
	2010	2009

Operating activities:
Net loss	$(2,516,149)	$(3,974,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,398	8,609
Non-cash share-based compensation	244,590	403,863
Gain on settlement of accrued liabilities	(141,016)	—
Changes in operating assets and liabilities:
Accounts receivable	(11,129)	—
Prepaid expenses and other current assets	25,991	97,959
Other non-current assets	5,693	—
Accounts payable	131,603	87,338
Accrued expenses	7,682	22,662

Net cash used in operating activities	(2,247,337)	(3,353,923)

Investing activities:
Purchase of fixed assets	(22,406)	—

Net cash used in investing activities	(22,406)	—

Financing activities:
Net proceeds from issuance of common stock	4,505,251	573,683

Net cash provided by financing activities	4,505,251	573,683

Net increase (decrease) in cash and cash equivalents	2,235,508	(2,780,240)

Cash and cash equivalents:
Beginning of period	4,355,768	5,655,367

End of period	$6,591,276	$2,875,127

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Notes to Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
1. organization, business overview and basis of presentation
Organization and Nature of Operations. RegeneRx Biopharmaceuticals, Inc. (the “Company”, “We”, “Us”, “Our”), a Delaware corporation, was incorporated in 1982. We are focused on the development of a novel therapeutic peptide, Thymosin Beta 4 (“Tß4”), for tissue and organ protection, repair and regeneration. Our operations are confined to one business segment: the development and marketing of product candidates based on Tß4.
Management Plans to Address Operating Conditions. We incurred net losses of $6.5 million for the year ended December 31, 2009 and $2.5 million for the six months ended June 30, 2010. Since inception, and through June 30, 2010, we have an accumulated deficit of $87.0 million and we had cash and cash equivalents of $6.6 million as of June 30, 2010. Based on our operating plan, we believe that our cash and cash equivalents as of June 30, 2010 will fund our operations into the second quarter of 2011, without additional capital. We anticipate incurring substantial future losses as we continue development of Tβ4-based product candidates. We will therefore need substantial additional funds in order to fund our operations beyond the first quarter of 2011.
During the quarter ended June 30, 2010, we sold an aggregate of 13,124,750 shares of our common stock and warrants to purchase an additional 5,249,900 shares of our common stock in a public offering for net proceeds of approximately $4.5 million. In May 2010, we were awarded a grant from the National Institutes of Health under which we may receive up to $3.0 million for development expenses we may incur over a three-year period, as more fully described in Note 6 below. We intend to pursue other government funding. For example, in July 2010 we applied for a federal grant of up to $5.0 million under a program for biotechnology companies established as part of the recently enacted healthcare reform legislation. We expect to receive notice of whether we will receive an award under this program at the end of October 2010.
We may explore other funding alternatives, including, without limitation, public or private placements of our securities, debt financing, corporate collaborations and licensing arrangements or the sale of our company or certain of our intellectual property rights. If we are unable to obtain additional financing, we may not be able to continue as a going concern after our funds have been exhausted, and we could be required to significantly curtail or cease operations, file for bankruptcy or liquidate and dissolve.
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
Basis of Presentation. The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP. The accounting policies underlying our unaudited interim financial statements are consistent with those underlying our audited annual financial statements. These unaudited interim financial statements should be read in conjunction with the audited annual financial statements as of and for the year ended December 31, 2009, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”).
The accompanying December 31, 2009 financial information was derived from our audited financial statements. Operating results for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or any other future period.
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
2. Net Loss per Common Share
Net loss per common share for the three- and six-month periods ended June 30, 2010 and 2009, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 18,902,863 shares and 10,395,187 shares in 2010 and 2009, respectively, reserved for the exercise of outstanding options and warrants.
3. Stock-Based Compensation
We recognized $112,746 and $137,235 in stock-based compensation expense for the three months ended June 30, 2010 and 2009, respectively. We recognized $244,590 and $403,863 in stock-based compensation expense for the six months ended June 30, 2010 and 2009, respectively. Given our current estimates of future forfeitures, we expect to recognize the compensation cost related to non-vested options as of June 30, 2010 of $478,034 over the weighted average remaining recognition period of 1.0 year.

We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model. We did not grant any stock options during the six months ended June 30, 2010. We used the following forward-looking range of assumptions to value each stock option granted to employees and directors during the six months ended June 30, 2009:

Dividend yield	0.0%
Risk-free rate of return	1.9%
Expected life in years	5.38
Volatility	72%
Forfeiture rate	2.6%
4. Income Taxes
As of June 30, 2010, there have been no material changes to our uncertain tax positions disclosures as provided in Note 8 of the Annual Report. We do not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2011.
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
At June 30, 2010, we held no qualifying liabilities, and our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $0.2 million using Level 1 inputs.
6. NIH Grant
On May 13, 2010, we were awarded a grant from the National Institutes of Health’s National Heart, Lung and Blood Institute to support and accelerate the clinical development of our product candidate RGN-352, an injectable formulation of Tß4, for patients who have suffered an acute myocardial infarction, commonly known as a heart attack. The award was issued under the American Reinvestment and Recovery Act of 2009. Subject to our compliance with the terms and conditions of the award, we are eligible to receive up to $3.0 million over a three-year period in cost reimbursements for direct costs incurred for the purposes set forth in the grant, as well as allocable indirect costs. Revenue from the grant will be recorded during the same periods when we incur eligible expenses.

7. Public Offering
During the quarter ended June 30, 2010, we sold an aggregate of 13,124,750 shares of our common stock and warrants to purchase an additional 5,249,900 shares of our common stock for net proceeds of approximately $4.5 million. These securities were sold as units, with each unit consisting of one share of common stock and a warrant to purchase 0.4 shares of our common stock. Each unit was sold at a public offering price of $0.41.
Each warrant has a term of five years and represents the right to purchase one share of common stock at an exercise price of $0.56 per share. In the event the closing sale price of our common stock is at least $1.78 per share for any 20 trading days within a period of 30 consecutive trading days, we may call these warrants for redemption, at a redemption price of $0.01 per warrant, by providing at least 30 days notice to each warrant holder. The warrants were valued using the Black-Scholes option-pricing model as of the closing date and accounted for in permanent equity. The estimated fair value of the warrants at the date of issuance was approximately $725,000.
In addition, the representative of the underwriters in the public offering was granted a warrant to purchase 805,000 shares of our common stock at an exercise price of $0.45 per share. This warrant is exercisable beginning on November 17, 2010 and continuing until May 17, 2015. The representative’s warrant also provides for one demand registration until May 17, 2015. The representative’s warrant was also valued using the Black-Scholes option-pricing model as of the closing date and accounted for as a cost of the offering. The estimated fair value of the representative’s warrant at the date of issuance was approximately $112,000.
The public offering was made pursuant to a registration statement on Form S-1 (Registration No. 333-166146, which was declared effective by the Securities and Exchange Commission (the “SEC”) on May 17, 2010, and a final prospectus filed with the SEC on May 18, 2010.
8. Subsequent Event
On July 14, 2010, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). The terms of the 2010 Plan provide for the discretionary grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, other stock awards and performance cash awards to our employees, directors and consultants. At inception of the 2010 Plan, 5,000,000 shares of the Company’s common stock were reserved for future issuance.
We previously adopted an equity incentive plan, known as the Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”). The 2000 Plan has a term of ten years that will expire in December 2010. Upon the adoption of the 2010 Plan, we anticipate that no further awards will be granted under the 2000 Plan prior to its expiration, but all outstanding option awards granted under the 2000 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such option awards and the terms of the 2000 Plan. Shares remaining available for issuance under the share reserve of the 2000 Plan will not be subject to future awards under the 2010 Plan, and shares subject to outstanding awards under the 2000 Plan that are terminated or forfeited in the future will not be subject to future awards under the 2010 Plan.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Part I., Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the words “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “may” or other similar expressions or their negatives. In addition, any statements that refer to projections of our future financial performance, our clinical development programs and schedules, our future capital resources and funding requirements, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We cannot guarantee that we will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make, including those described under “Risk Factors” set forth below in Part II., Item 1A. In addition, any forward-looking statements we make in this report speak only as of the date of this report, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.
Overview
We are a biopharmaceutical company focused on the development of a novel therapeutic peptide, Thymosin beta 4, or Tß4, for tissue and organ protection, repair, and regeneration. We have formulated Tß4 into three distinct product candidates currently in clinical development:
•	RGN-352, an injectable product candidate to treat cardiovascular diseases, central nervous system diseases, and other medical indications that may be treated by systemic administration;

•	RGN-259, a topical eye drop for regeneration of corneal tissues damaged by injury, disease or other pathology; and

•	RGN-137, a topically applied gel for dermal wounds and reduction of scar tissue.
We have a fourth product candidate, RGN-457, in preclinical development. RGN-457 is an inhaled formulation of Tß4 targeting cystic fibrosis and other pulmonary diseases.
We are continuing strategic partnership discussions with biotechnology and pharmaceutical companies regarding the further clinical development of all of our product candidates.
During 2009, we completed a Phase 1 clinical trial evaluating the safety of RGN-352 in 60 healthy subjects. Based on the results of this Phase 1 trial and extensive preclinical efficacy data published in peer-reviewed journals, we are initiating a Phase 2 clinical trial in the second half of 2010 to evaluate RGN-352’s ability to salvage and regenerate damaged cardiac tissue and improve cardiac function after an acute myocardial infarction (“AMI”), or heart attack.

Additionally, recent preclinical research published in the scientific journals Neuroscience and the Journal of Neurosurgery indicate that RGN-352 may prove useful for patients with multiple sclerosis, or MS, as well as stroke and traumatic brain injury. In these studies, the administration of Tß4 resulted in regeneration of neuronal tissue and improvement of neurological function. Based on this preclinical research, we intend to support a proposed Phase 1/2 clinical trial to be conducted at a major U.S. medical center under a physician-sponsored investigational new drug application, or IND, in order to evaluate the therapeutic potential of RGN-352 in patients with MS. We are planning to supply RGN-352 and provide clinical and regulatory guidance for the trial.
We are continuing to support the development of RGN-259 in ophthalmic indications under compassionate use INDs and expect to report final patient data from these trials in the third quarter of 2010. We are also planning to support a physician-sponsored clinical trial in patients with dry eye secondary to graft versus host disease, or GvHD, in order to evaluate RGN-259’s ability to repair and regenerate damaged ophthalmic tissues. Our support includes manufacturing and supplying RGN-259 for the trial and providing regulatory and clinical guidance. We are continuing to collaborate with the U.S. military to evaluate the potential of RGN-259 to prevent or reduce eye damage caused by chemical warfare agents.
We are evaluating the use of RGN-137 in the treatment of patients with epidermolysis bullosa, or EB, which is a genetic defect that results in fragile skin and other epithelial tissues that can blister at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. A portion of this trial was funded by a grant from the U.S. Food and Drug Administration, or FDA. Despite the small patient population with EB, we continue to enroll patients in this Phase 2 trial and expect to complete the trial in early 2011. Once we complete our Phase 2 EB trial, we will analyze the data in conjunction with our two other completed Phase 2 trials of RGN-137, along with preclinical data indicating Tß4’s ability to reduce scarring, at which time we will further evaluate our strategy for the clinical development of RGN-137. Additionally, we intend to discuss with the FDA the possibility of converting the Phase 2 trial to a pivotal trial for marketing approval, should the data from the Phase 2 trial warrant. We believe that there is precedent for this process, particularly in cases of product candidates under development for ultra-orphan indications, where patient accrual is limited but the clinical data confirms both safety and efficacy.
In addition to our four pharmaceutical product candidates, we are also pursuing the commercial development of peptide fragments and derivatives of Tß4 for potential cosmeceutical use. These fragments are amino acid sequences, and variations thereof, within the Tß4 molecule that have demonstrated activity in several in vitro preclinical research studies that we have sponsored. We believe the biological activities of these fragments may be useful, for example, in developing novel cosmeceutical products for the anti-aging market. Our strategy is to enter into a collaboration with another company to develop cosmeceutical formulations based on these peptides.
As of the date of this report, we believe we have sufficient liquidity and capital resources to fund our operations, including our ongoing clinical trials and other research initiatives, into the second quarter of 2011, without considering any other sources of capital. During this time period we believe that we will be able to complete our ongoing Phase 2 trial of RGN-137 in EB patients and our support of the compassionate use studies of RGN-259. We also expect to be able to initiate and conduct at least a portion of our Phase 2 AMI trial for RGN-352 and to support portions of the physician-sponsored Phase 2 GvHD trial for RGN-259 and the proposed Phase 1/2 trial of RGN-352 for MS patients. However, we will need substantial additional funds in order to initiate and complete further clinical trials beyond those currently contemplated and to continue to fund our operations.

Financial Operations Overview
We have never generated product revenues, and we do not expect to generate product revenues until the FDA approves one of our product candidates, if ever, and we begin marketing it. Subject to the availability of financing, we expect to invest increasingly significant amounts in the furtherance of our current clinical programs and may add additional nonclinical studies and new clinical trials as we explore the potential of our current product candidates in other indications and explore new formulations of Tß4-based product candidates. As we expand our clinical development initiatives, we expect to incur substantial and increasing losses. Accordingly, we will need to generate significant product revenues in order to ultimately achieve and then maintain profitability. Also, we expect that we will need to raise substantial additional capital in order to meet product development requirements. We cannot assure investors that such capital will be available when needed, on acceptable terms, or at all.
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
R&D expenditures are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these expenses could exceed our expectations, possibly materially. We are uncertain as to what we will incur in future research and development costs for our clinical studies, as these amounts are subject to the outcome of current studies, management’s continuing assessment of the economics of each individual research and development project and the internal competition for project funding. As described below under “Sources of Liquidity,” in May 2010 we were awarded a grant from the National Institutes of Health, or NIH, to support the development of RGN-352. Subject to our compliance with the terms and conditions of the grant, we are eligible to receive up to $3.0 million over a three-year period in cost reimbursements related to the purposes set forth in the grant.
G&A costs include outside professional fees for legal, business development, audit and accounting services, including the costs to maintain our intellectual property portfolio. G&A also includes cash and non-cash compensation, employee benefits, travel and other miscellaneous costs of our internal G&A personnel, three in total, who are wholly dedicated to G&A efforts. G&A also includes a proration of our common infrastructure costs for office space, and communications.

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
Results of Operations
Comparison of the three months ended June 30, 2010 and 2009
Revenue. We recognized approximately $11,000 in revenue for the three months ended June 30, 2010 from the NIH grant awarded in May 2010. The revenue recognized was based on the costs incurred during the period related to this grant. There were no revenue-generating grants or other sources of revenue during 2009.
R&D Expenses. For the three months ended June 30, 2010, our R&D expenses decreased by approximately $226,000, or 30%, to $528,000, from approximately $754,000 for the same period in 2009. The decrease was directly related to the termination of our Phase 2 clinical trial evaluating the safety and efficacy of RGN-259 to treat diabetic patients whose corneal epithelium had been scraped during vitrectomy surgery. During the first quarter of 2009, the patients in this trial completed treatment, and during the second quarter of 2009, trial wrap-up activities such as data analysis were performed. During 2010 there were no activities related to this trial. During both periods, we continued to enroll patients in our Phase 2 trial to evaluate the safety and efficacy of RGN-137 to treat EB patients, along with other supportive development activities for all of our drug candidates.
G&A Expenses. For the three months ended June 30, 2010, our G&A expenses increased by approximately $148,000, or 21%, to approximately $856,000, from approximately $708,000 for the same period in 2009. This net increase was comprised of an increase in support of our intellectual property portfolio of approximately $151,000 and personnel costs of approximately $64,000. These cost increases were offset by reductions in the use of other outside professionals of approximately $52,000 and miscellaneous costs of approximately $15,000. Costs increased to support our intellectual property portfolio as the number of active patents increased between the periods. While our personnel have not received salary increases, the recorded costs for the three months ended June 30, 2010 as compared to the same period in 2009 increased as our costs in 2009 were lower due to a 35% salary reduction in effect during that period. The reduction in the use of outside professionals and other miscellaneous costs were due to overall reduced research activity between the periods.
Comparison of the six months ended June 30, 2010 and 2009
Revenue. We recognized approximately $11,000 in revenue for the six months ended June 30, 2010 from the NIH grant awarded in May 2010. The revenue recognized was based on the costs incurred during the period related to this grant. There were no revenue-generating grants or other sources of revenue during 2009.
R&D Expenses. For the six months ended June 30, 2010, our R&D expenses decreased by approximately $1.4 million, or 59%, to approximately $1.0 million, from approximately $2.4 million for the same period in 2009. The decrease was primarily the result of reduced clinical activity in 2010 as compared to 2009. During the six months ended June 30, 2009, we concluded our Phase 2 clinical trials evaluating RGN-137 in patients with pressure ulcers and venous stasis ulcers, as well as the clinical portion of our Phase 1 trial evaluating the safety of RGN-352 in healthy subjects. We also terminated our Phase 2 clinical trial evaluating the safety and efficacy of RGN-259 to treat diabetic patients whose corneal epithelium had been scraped during vitrectomy surgery.

G&A Expenses. For the six months ended June 30, 2010, our G&A expenses decreased by $34,000, or 2%, to approximately $1.5 million from approximately $1.6 million for the same period in 2009. This net decrease was comprised of an increase in support of our intellectual property portfolio of approximately $225,000, offset by reductions in the use of other outside professionals of approximately $216,000 and other miscellaneous costs of approximately $43,000. Costs increased to support our intellectual property portfolio as the number of active patents increased between the periods. The reduction in the use of outside professionals and other miscellaneous costs were due to general cost reduction initiatives in place during the second half of 2009 and the first half of 2010.
Liquidity and Capital Resources
Overview
We have not commercialized any of our product candidates to date and have incurred significant losses since inception. We have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings, although as discussed below we have recently been awarded a government grant, have applied for additional federal cash grants and will continue to pursue other governmental funding sources. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2009 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.
We incurred net losses of $6.5 million for the year ended December 31, 2009 and $2.5 million for the six months ended June 30, 2010. We had cash and cash equivalents totaling $6.6 million and $4.4 million at June 30, 2010 and December 31, 2009, respectively. The increase during the six months ended June 30, 2010 resulted from the sale of shares of our common stock and warrants to purchase shares of our common stock, offset by our net operating loss during the period. As of June 30, 2010, we had an accumulated deficit of $87.0 million. Based on our current operations, we believe our cash resources will be adequate to fund our operations into the second quarter of 2011, without considering any other sources of capital. Accordingly, we will continue to have a need for financing, which we may not be able to complete either on favorable terms or at all.
Cash Flows for the Six Months Ended June 30, 2010 and 2009
Our net cash used in operating activities was approximately $2.2 million and $3.4 million for the six months ended June 30, 2010 and 2009, respectively. In both periods, the net cash used in operating activities was primarily the result of our net losses during the periods. Included in these net losses were non-cash expenses related to employee stock compensation and depreciation of $250,000 and $412,000 for the six months ended June 30, 2010 and 2009, respectively. Also included in the net loss for the six months ended June 30, 2010 was a $141,000 non-cash gain upon the settlement of accrued liabilities. Finally, changes in working capital resulted in net cash inflows of approximately $160,000 during the six months ended June 30, 2010, as opposed to net cash inflows of $208,000 during the six months ended June 30, 2009. During the six months ended June 30, 2010, we spent approximately $22,000 for the purchase of furniture and equipment, which was our only investing activity during the period, and there were no investing activities during the same period of 2009. During the six months ended June 30, 2010, we raised net cash proceeds of approximately $4.5 million from the sale of units in a public offering as described elsewhere in this report. During the same period of 2009, we raised approximately $574,000 in net proceeds from a private placement of our common stock and warrants.

Future Funding Requirements
The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, we are actively enrolling patients in one Phase 2 trial, for RGN-137 in EB patients, while we are supporting small compassionate use studies of RGN-259. We have also commenced planning for a Phase 2 clinical trial of RGN-352 for AMI patients and intend to begin enrolling patients in this trial in the fourth quarter of 2010. In the second half of 2010 we will also support a physician-sponsored Phase 2 clinical trial of RGN-259 in patients with dry eye secondary to GvHD, and a Phase 1/2 clinical trial of RGN-352 for MS patients. We currently do not have sufficient capital resources to continue clinical development beyond the first quarter of 2011 without additional funding.
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
Sources of Liquidity
We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings. Our largest stockholder group, which we refer to in this report as Sigma-Tau, has historically provided significant equity capital to us. Since we began development of our Tß4-based product candidates in 2000, we have raised approximately $52 million, of which Sigma-Tau has contributed approximately $32 million. As described elsewhere in this report, during the first half of 2010 we raised approximately $4.5 million from a public offering of our securities. During 2009, we raised approximately $3.7 million from a public offering of our securities and an additional $1.6 million from private placements of our securities issued to Sigma-Tau.
We are also party to a license agreement with Sigma-Tau that provides the opportunity for us to receive milestone payments upon specified events and royalty payments upon commercial sales of Tß4 in Europe. However, we have not received any milestone payments to date, and there can be no assurance that we will be able to attain such milestones and generate any such payments under the agreement.
We are also aggressively pursuing government funding and were recently awarded a grant from the NIH’s National Heart, Lung and Blood Institute to support the requisite nonclinical development of RGN-352 for patients who have suffered a heart attached. These nonclinical activities are being conducted in parallel with our ongoing Phase 2 clinical trial of RGN-352. Subject to our compliance with the terms and conditions of the grant, we are eligible to receive up to $3.0 million over a three-year period in cost reimbursements for our associated costs incurred for the purposes set forth in the grant. Revenue from the grant will be recorded during the same periods when we incur eligible expenses.

In the recently enacted Patient Protection and Affordable Care Act, a new incentive for biotechnology companies like ours, known as the Qualifying Therapeutic Discovery Project Credit, or Therapeutic Credit, was established. The Therapeutic Credit allows small businesses to apply for a grant in an amount equal to 50% of their investment in qualifying therapeutic discovery projects for 2009 and 2010. Qualifying therapeutic discovery projects include those designed to treat or prevent diseases or conditions by conducting pre-clinical or clinical activities for the purpose of securing FDA approval of a product. We believe that our entire Tß4 development program qualifies for the Therapeutic Credit, and that 50% of our qualifying costs for 2009 and 2010 will approximate the maximum award allowable of $5.0 million. In July 2010, we submitted award applications under the Therapeutic Credit program for each of our three drug candidates under active development. We believe that there will be many applicants under the Therapeutic Credit program, and given the level of competition expected we cannot forecast what, if any, proceeds from the Therapeutic Credit will be awarded to us. We expect to receive notice of whether we will receive an award under this program at the end of October 2010.
Finally, the U.S. government is evaluating RGN-259, our sterile eye drop formulation, in animals exposed to chemical warfare agents. We believe our other formulations may also be of interest in healing damaged tissues for indications that result from battlefield or homeland security situations. As such, we have engaged a consulting firm to help us identify other sources of funding from U.S. government agencies. There can be no assurance, however, that we will be able to secure additional funds from the U.S. government or other governmental sources.
Other potential sources of outside capital include entering into strategic business relationships, additional issuances of equity securities, or debt financing or other similar financial instruments. If we raise additional capital through a strategic business relationship, we may have to give up valuable rights to our intellectual property. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the ownership interest of our existing stockholders may be significantly diluted. In addition, if additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our cash equivalents, which are generally comprised of federally insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and could decrease in value if market interest rates increase. As of June 30, 2010, our cash and cash equivalents totaled $6.6 million. Due to the short-term nature of our cash equivalents, if market interest rates differed by 10% from their levels as of June 30, 2010, the change in fair value of our financial instruments would not have been material.
Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based upon this evaluation, management has concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
b) Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Risks Related to Our Liquidity and Need for Financing
We estimate that our existing capital resources will only be sufficient to fund our operations into the second quarter of 2011.
We intend to use our existing capital resources to fund our ongoing research and development activities; however, we may not be able to complete all of the trials we intend to initiate in 2010 without additional funding. Our research initiatives include support for a Phase 1/2 clinical trial of RGN-352 in patients with multiple sclerosis, supporting ongoing compassionate use studies of RGN-259 in patients with corneal defects, supporting a physician-sponsored clinical trial in patients with dry eye secondary to GvHD using RGN-259, and completing our ongoing Phase 2 trial of RGN-137 in patients with EB. We also intend to initiate and conduct at least a portion of a Phase 2 clinical trial of RGN-352 in patients who have suffered an acute myocardial infarction. We expect that the Phase 2 trial design will allow for an interim review of patient data, which, if positive, we believe will facilitate discussions with potential strategic partners.
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
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
We have applied for federal cash grants set aside for small biotechnology companies under recently enacted healthcare reform legislation. However, there can be no assurance that we will qualify for or otherwise be able to obtain any such grants.
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
We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of June 30, 2010, our accumulated deficit totaled approximately $87.0 million.
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
We are currently not in compliance with NYSE Amex rules regarding the minimum stockholders’ equity requirement and are at risk of being delisted from the NYSE Amex stock exchange, which may subject us to the SEC’s penny stock rules and decrease the liquidity of our common stock.
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

If we do not achieve or maintain compliance with NYSE Amex listing rules or if NYSE Amex determines that we are not making sufficient progress consistent with our plan to regain compliance, it could take action to delist our stock from the NYSE Amex exchange at any time. Following any such delisting, our common stock may be traded over-the-counter on the OTC Bulletin Board or in the “pink sheets.” These alternative markets, however, are generally considered to be less efficient than, and not as broad as, the NYSE Amex exchange. If our common stock is delisted from NYSE Amex, there may be a limited market for our stock, trading in our stock may become more difficult and our share price could decrease. Specifically, you may not be able to resell your shares of common stock at or above the price you paid for such shares or at all.
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
The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. We estimate that our existing capital resources will only be sufficient to fund our operations into the second quarter of 2011. As a result, unless we obtain significant additional financing, the report of our independent registered public accounting firm for the year ending December 31, 2010 will continue to express substantial doubt about our ability to continue as a going concern.
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
We are engaged in a business that is highly competitive. Research and development activities for the development of drugs to treat indications within our focus are being sponsored or conducted by private and public research institutions and by major pharmaceutical companies located in the United States and a number of foreign countries. Most of these companies and institutions have financial and human resources that are substantially greater than our own and they have extensive experience in conducting research and development activities and clinical trials and in obtaining the regulatory approvals necessary to market pharmaceutical products that we do not have. As a result, they may develop competing products more rapidly that are safer, more effective, or have fewer side effects, or are less expensive, or they may develop and commercialize products that render our product candidates non-competitive or obsolete.
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
For the period from January 1, 2009 through July 31, 2010, our closing stock price has fluctuated between prices of $0.26 to $1.75 per share, with an average daily trading volume of approximately 106,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:
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
As of July 31, 2010, our officers, directors and principal stockholders together controlled approximately 43% of our outstanding common stock. Included in this group is Sigma-Tau, which held approximately 36% of our outstanding common stock as of July 31, 2010. A portion of the shares of common stock currently held by Sigma-Tau, representing approximately 13% of our outstanding common stock, is subject to voting agreements under which we control the voting power of these shares. We cannot assure you that these voting agreements would prevent Sigma-Tau from taking actions not in your best interests and effectively exercising control over us. These voting agreements are currently scheduled to expire between December 2010 and September 2012. After their expiration, we will have no control over the voting of these shares controlled by Sigma-Tau, including with respect to the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.
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
As of July 31, 2010, there were outstanding options to purchase an aggregate of 4,914,112 shares of our common stock at exercise prices ranging from $0.28 per share to $3.82 per share, of which options to purchase 3,802,027 shares were exercisable as of such date. As of July 31, 2010, there were warrants outstanding to purchase 13,988,751 shares of our common stock, at a weighted average exercise price of $1.38 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Reserved
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

Exhibit No.	Description of Exhibit	Reference*

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws adopted July 26, 2006	Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to the Company’s Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

Exhibit No.	Description of Exhibit	Reference*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith**

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

RegeneRx Biopharmaceuticals, Inc. (Registrant)
Date: August 13, 2010	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer (duly authorized officer)

/s/ C. Neil Lyons
C. Neil Lyons
Chief Financial Officer (principal financial officer)