Form 10-Q
period 2010-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2010-11-12
CIK 707511

Securities and Exchange Commission
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
73,531,578 shares of common stock, par value $0.001 per share, were outstanding as of November 10, 2010.

RegeneRx Biopharmaceuticals, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2010

Part I — Financial Information
Item 1. Financial Statements
RegeneRx Biopharmaceuticals, Inc.
Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$4,975,947	$4,355,768
Accounts receivable	15,603	—
Prepaid expenses and other current assets	582,225	196,546

Total current assets	5,573,775	4,552,314
Fixed assets, net of accumulated depreciation of $105,655 and $98,171	24,640	8,492
Other non-current assets	17,255	22,948

Total assets	$5,615,670	$4,583,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$605,138	$140,206
Accrued expenses	544,732	740,198

Total current liabilities	1,149,870	880,404

Commitments	—	—

Stockholders’ equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	—	—
Common stock, par value $.001 per share, 200,000,000 shares authorized, 73,531,578 issued and outstanding as of September 30, 2010; 100,000,000 authorized, 60,406,828 issued and outstanding as of December 31, 2009	73,531	60,407
Additional paid-in capital	92,997,669	88,144,347
Accumulated deficit	(88,605,400)	(84,501,404)

Total stockholders’ equity	4,465,800	3,703,350

Total liabilities and stockholders’ equity	$5,615,670	$4,583,754

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Operations
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Sponsored research revenues	$42,690	$—	$53,819	$—

Operating expenses:
Research and development	820,984	648,418	1,819,036	3,064,248
General and administrative	811,880	593,965	2,345,619	2,161,539

Total operating expenses	1,632,864	1,242,383	4,164,655	5,225,787

Loss from operations	(1,590,174)	(1,242,383)	(4,110,836)	(5,225,787)

Interest income	2,327	1,254	6,840	10,304

Net loss	$(1,587,847)	$(1,241,129)	$(4,103,996)	$(5,215,483)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.06)	$(0.10)

Weighted average number of common shares outstanding	73,531,578	54,675,122	66,729,519	54,216,430

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months ended September 30,
	2010	2009

Operating activities:
Net loss	$(4,103,996)	$(5,215,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,484	12,578
Non-cash share-based compensation	361,195	607,440
Gain on settlement of accrued liabilities	(141,016)	—
Changes in operating assets and liabilities:
Accounts receivable	(15,603)	—
Prepaid expenses and other current assets	(385,679)	(29,592)
Other non-current assets	5,693	—
Accounts payable	464,932	(13,804)
Accrued expenses	(54,450)	(481,319)

Net cash used in operating activities	(3,861,440)	(5,120,180)

Investing activities:
Purchase of fixed assets	(23,632)	—

Net cash used in investing activities	(23,632)	—

Financing activities:
Net proceeds from issuance of common stock	4,505,251	573,683

Net cash provided by financing activities	4,505,251	573,683

Net increase (decrease) in cash and cash equivalents	620,179	(4,546,497)

Cash and cash equivalents:
Beginning of period	4,355,768	5,655,367

End of period	$4,975,947	$1,108,870

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
Management Plans to Address Operating Conditions.
We incurred net losses of $6.5 million for the year ended December 31, 2009 and $4.1 million for the nine months ended September 30, 2010. Since inception, and through September 30, 2010, we have an accumulated deficit of $88.6 million and we had cash and cash equivalents of $5.0 million as of September 30, 2010. Based on our operating plan and a recently awarded $733,438 cash grant more fully described below, we believe that our cash and cash equivalents as of September 30, 2010 will fund our operations into the second quarter of 2011, without additional capital. We anticipate incurring substantial future losses as we continue development of Tß4-based product candidates, and will therefore need substantial additional capital resources.
During the quarter ended June 30, 2010, we sold an aggregate of 13,124,750 shares of our common stock and warrants to purchase an additional 5,249,900 shares of our common stock in a public offering for net proceeds of approximately $4.5 million. In May 2010, we were awarded a grant from the National Institutes of Health under which we may receive up to $3.0 million for development expenses that we may incur over a three-year period, as more fully described in Note 5 below. In October 2010, we were awarded a cash grant totaling $733,438 under Section 48D of the Internal Revenue Code, as more fully described in Note 8 below, in support of our research and development initiatives for our product candidates.
We will explore other funding alternatives, such as additional government funding, public or private placements of our securities, debt financing, corporate collaborations and licensing arrangements or the sale of our company or certain of our intellectual property rights. If we are unable to obtain additional financing, we may not be able to continue as a going concern after our funds have been exhausted, and we could be required to significantly curtail or cease operations, file for bankruptcy or liquidate and dissolve.
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
Basis of Presentation.
The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared without audit in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP. The accounting policies underlying our unaudited interim financial statements are consistent with those underlying our audited annual financial statements. These unaudited interim financial statements should be read in conjunction with the audited annual financial statements as of and for the year ended December 31, 2009, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”).
The accompanying December 31, 2009 financial information was derived from our audited financial statements. Operating results for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or any other future period.
Subsequent events have been evaluated through the filing date of these unaudited financial statements.
Use of Estimates.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
Sponsored Research Revenues.
We account for non-refundable grants as “Sponsored research revenues” in the accompanying statements of operations. Revenues are recognized when the associated research has been performed and the related underlying costs are incurred.
New Accounting Pronouncements.
In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition—Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby all or a portion of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact, if any, of the application of this ASU on our financial condition and results of operations.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This legislation includes an exemption for companies with less than $75 million in market capitalization from the requirement set forth in Section 404(b) of the Sarbanes-Oxley Act of 2002 to include an external auditor’s report on the effectiveness of a registrant’s internal control over financial reporting. As a result of the new legislation, our independent registered public accounting firm will not be required to issue an attestation report with respect to our internal control over financial reporting. However, we will continue to be subject to the requirement of Section 404 of the Sarbanes-Oxley Act of 2002 for our management to make an annual assessment of the effectiveness of our internal control over financial reporting.
2. Net Loss per Common Share
Net loss per common share for the three- and nine-month periods ended September 30, 2010 and 2009, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented, as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 19,545,363 shares and 9,998,860 shares for the nine months ended September 30, 2010 and 2009, respectively, reserved for the exercise of outstanding options and warrants.
3. Stock-Based Compensation
We recognized $116,605 and $203,577 in stock-based compensation expense for the three months ended September 30, 2010 and 2009, respectively. We recognized $361,195 and $607,440 in stock-based compensation expense for the nine months ended September 30, 2010 and 2009, respectively. Given our current estimates of future forfeitures, we expect to recognize the compensation cost related to non-vested options as of September 30, 2010 of $447,364 over the weighted average remaining recognition period of 1.2 years.
We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model. We used the following forward-looking range of assumptions to value each stock option granted to employees and directors during the nine months ended September 30, 2010 and 2009:

	2010	2009

Dividend yield	0.0%	0.0%
Risk-free rate of return	1.6%	1.9%
Expected life in years	4.75	5.38
Volatility	70%	72%
Forfeiture rate	2.6%	2.6%

4. Fair Value Measurements
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
At September 30, 2010, we held no qualifying liabilities, and our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market accounts, insured bank deposits and U.S. Treasury Bills, included in Cash and Cash Equivalents valued at $5.0 million using Level 1 inputs.
5. NIH Grant
On May 13, 2010, we were awarded a grant from the National Institutes of Health’s National Heart, Lung and Blood Institute to support and accelerate the clinical development of our product candidate RGN-352, an injectable formulation of Tß4 for patients who have suffered an acute myocardial infarction, commonly known as a heart attack. The award was issued under the American Reinvestment and Recovery Act of 2009. Subject to our compliance with the terms and conditions of the award, we are eligible to receive up to $3.0 million over a three-year period in cost reimbursements for direct costs incurred for the purposes set forth in the grant, as well as allocable indirect costs. We recorded sponsored research revenue of $42,690 for the three months ended September 30, 2010 and $53,819 for the nine months ended September 30, 2010 from this grant.
6. Public Offering
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
The public offering was made pursuant to a registration statement on Form S-1 (Registration No. 333-166146), which was declared effective by the SEC on May 17, 2010, and a final prospectus filed with the SEC on May 18, 2010.

7. 2010 Equity Incentive Plan
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
8. Subsequent Event
On October 29, 2010, we were notified by the Internal Revenue Service that we have been certified to receive a total cash grant of $733,438 related to the previously filed applications under the Qualifying Therapeutic Discovery Projects (Section 48D of the Internal Revenue Code). This amount will be recognized as revenue and is expected to be received in 2010.

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
During 2009, we completed a Phase 1 clinical trial evaluating the safety of RGN-352 in 60 healthy subjects. Based on the results of this Phase 1 trial and extensive preclinical efficacy data published in peer-reviewed journals, we are initiating a Phase 2 clinical trial in the second half of 2010 to evaluate RGN-352’s ability to salvage and regenerate damaged cardiac tissue and improve cardiac function after an acute myocardial infarction, or AMI, commonly known as a heart attack.

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
We are supporting a physician-sponsored clinical trial in patients with dry eye secondary to graft versus host disease, or GvHD, in order to evaluate RGN-259’s ability to repair and regenerate damaged ophthalmic tissues. Our support includes manufacturing and supplying RGN-259 for the trial and providing regulatory and clinical guidance. We are continuing to collaborate with the U.S. military to evaluate the potential of RGN-259 to prevent or reduce eye damage caused by chemical warfare agents.
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
As of the date of this report, we believe we have sufficient liquidity and capital resources to fund our operations, including our ongoing clinical trials and other research initiatives, into the second quarter of 2011. This estimate includes the $733,438 of Federal funds awarded as a grant in October 2010, more fully described in Note 8 to the financial statements included in this report, and does not consider any other sources of capital. During this time period we believe that we will be able to complete our ongoing Phase 2 trial of RGN-137 in EB patients. We also expect to be able to initiate and conduct a portion of our Phase 2 AMI trial for RGN-352 and to support portions of the physician-sponsored Phase 2 GvHD trial for RGN-259 and the proposed Phase 1/2 trial of RGN-352 for multiple sclerosis patients. However, we will need substantial additional funds in order to initiate and complete further clinical trials beyond those currently contemplated and to continue to fund our operations.

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
G&A costs include outside professional fees for legal, business development, audit and accounting services. G&A also includes cash and non-cash compensation, employee benefits, travel and other miscellaneous costs of our internal G&A personnel, three in total, who are wholly dedicated to G&A efforts. G&A also includes a proration of our common infrastructure costs for office space, and communications.
Our G&A expenses also include costs to maintain our intellectual property portfolio. During 2010, we have expanded our patent prosecution activities and have been reviewing our pending patent applications in the United States, Europe and other countries with the advice of outside legal counsel. In some cases, we have filed patent applications for non-critical strategic purposes intended to prevent others from filing similar patent claims. We continue to closely monitor our patent applications to determine if they will continue to provide strategic benefits. In cases where we believe the benefit has been realized or it becomes unnecessary due to the issuance of other patents, or for other reasons that will not affect the strength of our intellectual property portfolio, we will abandon these patent applications in order to reduce our costs of prosecution.

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
Results of Operations
Comparison of the three months ended September 30, 2010 and 2009
Revenue. We recognized approximately $43,000 in revenue for the three months ended September 30, 2010 from the NIH grant awarded in May 2010. The revenue recognized was based on the costs incurred during the period related to this grant. There were no revenue-generating grants or other sources of revenue during 2009.
R&D Expenses. For the three months ended September 30, 2010, our R&D expenses increased by approximately $173,000, or 27%, to $821,000, from approximately $648,000 for the same period in 2009. Approximately $148,000 of the increase was directly related to the initiation of several research activities, including drug formulation and other preparatory work for our Phase 2 clinical trial with AMI patients, our Phase 2 clinical trial with GvHD patients and two pre-clinical dry eye studies. During both periods, we continued to enroll patients in our Phase 2 EB trial with RGN-137, along with other supportive development activities for all of our drug candidates. The remaining $25,000 of the increase relates to new technology licenses activated during the period.
G&A Expenses. For the three months ended September 30, 2010, our G&A expenses increased by approximately $218,000, or 37%, to approximately $812,000, from approximately $594,000 for the same period in 2009. This increase included an increase in outside legal fees of approximately $120,000 primarily in support of our intellectual property portfolio, an increase in our investor relations activities of approximately $50,000 primarily due to the engagement of an outside investor relations firm, and an increase of approximately $8,000 in insurance premiums. Additionally, compensation expense for our G&A employees and Board members increased by a net $20,000. This increase in compensation costs resulted from the restoration of cash-based compensation for most of our employees and our Board, which had been reduced by 35% during the quarter ended September 30, 2009, along with the restoration of the company’s matching contribution for retirement benefits and variances in the amount of non-cash incentive stock compensation expense. The remainder of the increase in G&A was due to timing differences, as we incurred administrative costs during the third quarter of 2010 that were incurred during other periods in 2009.

Comparison of the nine months ended September 30, 2010 and 2009
Revenue. We recognized approximately $54,000 in revenue for the nine months ended September 30, 2010 from the NIH grant awarded in May 2010. The revenue recognized was based on the costs incurred during the period related to this grant. There were no revenue-generating grants or other sources of revenue during 2009.
R&D Expenses. For the nine months ended September 30, 2010, our R&D expenses decreased by approximately $1.3 million, or 41%, to approximately $1.8 million, from approximately $3.1 million for the same period in 2009. The decrease was primarily the result of reduced clinical activity in 2010 as compared to 2009. During the nine months ended September 30, 2009, we concluded our Phase 2 clinical trials evaluating RGN-137 in patients with pressure ulcers and venous stasis ulcers, as well as the clinical portion of our Phase 1 trial evaluating the safety of RGN-352 in healthy subjects. We also terminated our Phase 2 clinical trial evaluating the safety and efficacy of RGN-259 to treat diabetic patients whose corneal epithelium had been scraped during vitrectomy surgery. Offsetting these cost reductions we commenced new clinical activities in the quarter ended September 30, 2010 as described in the comparison of the three-month period analysis above.
G&A Expenses. For the nine months ended September 30, 2010, our G&A expenses increased by approximately $200,000, or 9%, to approximately $2.4 million from approximately $2.2 million for the same period in 2009. This net change included increases of approximately $310,000 in support of our intellectual property portfolio, approximately $55,000 primarily due to the engagement of an outside investor relations firm and other investor relations activities, approximately $10,000 in additional compensation costs, and approximately $8,000 in additional insurance premiums. These increases were offset by a reduction in legal and other outside consulting costs of approximately $183,000.
Liquidity and Capital Resources
Overview
We have not commercialized any of our product candidates to date and have incurred significant losses since inception. We have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings, although as discussed below we have recently been awarded government grants and will continue to pursue other governmental funding sources. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2009 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.
We incurred net losses of $6.5 million for the year ended December 31, 2009 and $4.1 million for the nine months ended September 30, 2010. We had cash and cash equivalents totaling $5.0 million and $4.4 million at September 30, 2010 and December 31, 2009, respectively. The increase during the nine months ended September 30, 2010 resulted from the sale of shares of our common stock and warrants to purchase shares of our common stock, partially offset by our net loss during the period. As of September 30, 2010, we had an accumulated deficit of $88.6 million. Based on our current operations, we believe our cash resources, including the recent government grant of $733,438 that we expect to receive in the fourth quarter of 2010, will be adequate to fund our operations into the second quarter of 2011, without considering any other sources of capital. Accordingly, we will continue to have a need for financing, which we may not be able to complete either on favorable terms or at all.

Cash Flows for the Nine Months Ended September 30, 2010 and 2009
Our net cash used in operating activities was approximately $3.9 million and $5.1 million for the nine months ended September 30, 2010 and 2009, respectively. In both periods, the net cash used in operating activities was primarily the result of our net losses during the periods. Included in these net losses were non-cash expenses related to employee stock compensation and depreciation of approximately $369,000 and $620,000 for the nine months ended September 30, 2010 and 2009, respectively. Also included in the net loss for the nine months ended September 30, 2010 was a $141,000 non-cash gain upon the settlement of accrued liabilities. Finally, changes in working capital resulted in net cash inflows of approximately $15,000 during the nine months ended September 30, 2010, as opposed to net cash outflows of $525,000 during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we spent approximately $24,000 for the purchase of furniture and equipment, which was our only investing activity during the period, and there were no investing activities during the same period of 2009. During the nine months ended September 30, 2010, we raised net cash proceeds of approximately $4.5 million from the sale of units in a public offering as described elsewhere in this report. During the same period of 2009, we raised approximately $574,000 in net proceeds from a private placement of our common stock and warrants.
Future Funding Requirements
The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, we are actively enrolling patients in one Phase 2 trial, for RGN-137 in EB patients. We have also commenced planning for a Phase 2 clinical trial of RGN-352 for AMI patients and intend to begin enrolling patients in this trial in the first quarter of 2011. We are also supporting a physician-sponsored Phase 2 clinical trial of RGN-259 in patients with dry eye secondary to GvHD, and a planned Phase 1/2 clinical trial of RGN-352 for MS patients. We currently have sufficient capital resources to continue clinical development into the second quarter of 2011, but will require substantial capital resources to continue operations beyond that time.
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
We are also party to a license agreement with Sigma-Tau that provides the opportunity for us to receive milestone payments upon specified events and royalty payments in connection with commercial sales of Tß4 in Europe. However, we have not received any milestone payments to date, and there can be no assurance that we will be able to attain such milestones and generate any such payments under the agreement.
We are also aggressively pursuing government funding and were recently awarded a grant from the NIH’s National Heart, Lung and Blood Institute to support the requisite nonclinical development of RGN-352 for patients who have suffered a heart attack. These nonclinical activities are being conducted in parallel with our ongoing Phase 2 clinical trial of RGN-352. Subject to our compliance with the terms and conditions of the grant, we are eligible to receive up to $3.0 million over a three-year period in cost reimbursements for our associated costs incurred for the purposes set forth in the grant. Revenue from the grant will be recorded during the same periods when we incur eligible expenses.
The recently enacted Patient Protection and Affordable Care Act included a new incentive for biotechnology companies like ours, known as the Qualifying Therapeutic Discovery Project grant program. Under this program, small businesses were able to apply for a federal grant in an amount equal to 50% of their eligible investment in qualifying therapeutic discovery projects for 2009 and 2010. Qualifying therapeutic discovery projects include those designed to treat or prevent diseases or conditions by conducting pre-clinical or clinical activities for the purpose of securing FDA approval of a product. We submitted three applications covering each of our clinical-stage product candidates. In October 2010, we were notified that we received an award of $733,438 under this program, which we will record as revenue in the fourth quarter of 2010.
Additionally, the U.S. government is evaluating RGN-259, our sterile eye drop formulation, in animals exposed to chemical warfare agents. We believe our other formulations may also be of interest in healing damaged tissues for indications that result from battlefield or homeland security situations. As such, we have engaged a consulting firm to help us identify other sources of funding from U.S. government agencies. There can be no assurance, however, that we will be able to secure additional funds from the U.S. government or other governmental sources.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our cash equivalents, which are generally comprised of federally insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and could decrease in value if market interest rates increase. As of September 30, 2010, our cash and cash equivalents totaled $5.0 million. Due to the short-term nature of our cash equivalents, if market interest rates differed by 10% from their levels as of September 30, 2010, the change in fair value of our financial instruments would not have been material.
Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based upon this evaluation, management has concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
b) Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We intend to use our existing capital resources to fund our ongoing research and development activities; however, we may not be able to complete all of the trials we intend to initiate in 2010 without additional funding. Our research initiatives include support for a Phase 1/2 clinical trial of RGN-352 in patients with multiple sclerosis and a physician-sponsored clinical trial in patients with dry eye secondary to GvHD using RGN-259, and completing our ongoing Phase 2 trial of RGN-137 in patients with EB. We also intend to initiate and conduct a portion of a Phase 2 clinical trial of RGN-352 in patients who have suffered an acute myocardial infarction. We expect that the Phase 2 trial design will allow for an interim review of patient data, which, if positive, we believe will facilitate discussions with potential strategic partners.
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

Emerging biotechnology companies like us may raise capital through corporate collaborations and by licensing intellectual property rights to other biotechnology or pharmaceutical enterprises. We intend to pursue this strategy, but there can be no assurance that we will be able to license our intellectual property or product development programs on commercially reasonable terms, if at all. There are substantial challenges and risks that will make it difficult to successfully implement any of these alternatives. If we are successful in raising additional capital through such a license or collaboration, we may have to give up valuable rights to our intellectual property. In addition, the business priorities of a strategic partner may change over time, which creates the possibility that the interests of the strategic partner in developing our technology may diminish and could have a potentially material negative impact on the value of our interest in the licensed intellectual property or product candidates.
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
We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of September 30, 2010, our accumulated deficit totaled approximately $88.6 million.
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
Because of our historical losses from operations, NYSE Amex rules require that we maintain minimum stockholders’ equity of $6 million, unless our market capitalization exceeds $50 million. We were previously operating under a compliance plan intended to allow us to regain compliance with the Exchange’s stockholders’ equity requirement by October 25, 2010. On October 26, 2010, the Company was notified by the NYSE Amex that the Company has not timely regained compliance under its plan. As a result, the notice indicated that the Company’s securities are subject to delisting from the Exchange. The Company has been granted a hearing before the Exchange’s Listing Qualifications Panel that is scheduled for December 17, 2010. Pending the hearing and the Listing Qualifications Panel’s final decision following the hearing, the Company’s common stock will remain listed and eligible for trading. There can be no assurance that the Exchange will grant the Company’s request for continued listing.
If our common stock is delisted from the Exchange, it may be traded over-the-counter on the OTC Bulletin Board or on the “pink sheets.” These alternative markets, however, are generally considered to be less efficient than, and not as broad as, the NYSE Amex exchange. If our common stock is delisted from NYSE Amex, there may be a limited market for our stock, trading in our stock may become more difficult and our share price could decrease. Specifically, you may not be able to resell your shares of common stock at or above the price you paid for such shares or at all.
In addition, if our common stock is delisted, our ability to raise additional capital may be impaired because of the less liquid nature of the over-the-counter markets. While we cannot guarantee that we would be able to complete an equity financing on acceptable terms, or at all, we believe that dilution from any equity financing while our shares are quoted on an over-the-counter market would likely be substantially greater than if we were to complete a financing while our common stock is traded on the NYSE Amex exchange.
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
We are highly dependent on the principal members of our management team. The loss of our chairman and chief scientific advisor, Allan Goldstein, or our chief executive officer, J.J. Finkelstein, could prevent or significantly delay the achievement of our goals. We have employment agreements with Dr. Goldstein and Mr. Finkelstein. For part of 2009, we effected salary reductions for certain of our employees, including Dr. Goldstein and Mr. Finkelstein. Although their salaries were restored effective as of October 1, 2009, we cannot assure you that they, or other key employees, will not elect to terminate their employment as a result of the salary reductions or for other reasons. In addition, we do not maintain a key man life insurance policy with respect to Dr. Goldstein or Mr. Finkelstein. In the future, we anticipate that we may need to add additional management and other personnel. Competition for qualified personnel in our industry is intense, and our success will depend in part on our ability to attract and retain highly skilled personnel. We cannot assure you that our efforts to attract or retain such personnel will be successful.
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
For the period from January 1, 2009 through October 31, 2010, our closing stock price has fluctuated between prices of $0.24 to $1.75 per share, with an average daily trading volume of approximately 107,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:
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
As of October 31, 2010, our officers, directors and principal stockholders together controlled approximately 42% of our outstanding common stock. Included in this group is Sigma-Tau, which held approximately 36% of our outstanding common stock as of October 31, 2010. A portion of the shares of common stock currently held by Sigma-Tau, representing approximately 13% of our outstanding common stock, is subject to voting agreements under which we control the voting power of these shares. We cannot assure you that these voting agreements would prevent Sigma-Tau from taking actions not in your best interests and effectively exercising control over us. These voting agreements are currently scheduled to expire between December 2010 and September 2012. After their expiration, we will have no control over the voting of these shares controlled by Sigma-Tau, including with respect to the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.
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
As of October 31, 2010, there were outstanding options to purchase an aggregate of 5,348,863 shares of our common stock at exercise prices ranging from $0.27 per share to $3.82 per share, of which options to purchase 3,708,653 shares were exercisable as of such date. As of October 31, 2010, there were warrants outstanding to purchase 13,988,751 shares of our common stock, at a weighted average exercise price of $1.38 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.
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
We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify. We cannot be certain at this time that we will be able to successfully complete the attestation requirements of Section 404 or that we will not identify material weaknesses in our internal control over financial reporting. If we fail to comply with the requirements of Section 404 or if we identify and report a material weakness, it may affect the reliability of our internal control over financial reporting, which could adversely affect our stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Reserved
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws adopted July 26, 2006	Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to the Company’s Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

Exhibit No.	Description of Exhibit	Reference*

10.1	RegeneRx Biopharmaceuticals, Inc. 2010 Equity Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.2	Forms of Stock Option Grant Notice and Option Agreement under 2010 Equity Incentive Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith**

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

RegeneRx Biopharmaceuticals, Inc. (Registrant)
Date: November 12, 2010	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer (duly authorized officer)

/s/ C. Neil Lyons
C. Neil Lyons
Chief Financial Officer (principal financial officer)