Form 10-K
period 2010-12-31
REGENERX BIOPHARMACEUTICALS INC
filed 2011-03-31
CIK 707511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Registrant’s telephone number, including area code: 301-280-1992
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value, including associated Series A Participating Cumulative Preferred Stock Purchase Rights
Warrants to Purchase Common Stock, $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11.5 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NYSE Amex on June 30, 2010.
The number of shares outstanding of the registrant’s common stock, as of March 30, 2011, was 79,860,282.
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
General
We are a biopharmaceutical company focused on the development of a novel therapeutic peptide, Tß4, for tissue and organ protection, repair, and regeneration. We have formulated Tß4 into three distinct product candidates currently in clinical development:
•
RGN-352, an injectable product candidate to treat cardiovascular diseases, central nervous system diseases, and other medical indications that may be treated by systemic administration, for which we began a Phase 2 clinical trial in the second half of 2010;

•	RGN-259, a topical eye drop for ophthalmic indications for which we are supporting a physician-sponsored clinical trial in patients with dry eye; and

•	RGN-137, a topically applied gel for chronic dermal wounds and reduction of scar tissue that is currently in a Phase 2 clinical trial for the treatment of the skin defect epidermolysis bullosa, or EB.
We have a fourth product candidate, RGN-457, in preclinical development. RGN-457 is an inhaled formulation of Tß4 targeting cystic fibrosis and other pulmonary diseases.
In addition to our four pharmaceutical product candidates, we are also pursuing the commercial development of peptide fragments and derivatives of Tß4 for cosmeceutical use. Cosmeceuticals are cosmetic products with biologically active ingredients. We believe the biological activities of these fragments may be useful, for example, in developing novel cosmeceutical products for the anti-aging market.
Overview of Tß4
Tß4 is a naturally occurring 43-amino acid peptide that was originally isolated from bovine thymus glands. It plays a vital role in cell structure and motility and in the protection, regeneration, remodeling and healing of tissues.
Although it is recognized that wound healing is a complex process, most companies working to develop new drugs in this area have focused primarily on the development of growth factors to stimulate healing and have, to date, failed to demonstrate dramatic improvements in the healing process. Unlike growth factors, numerous preclinical animal studies, published by independent researchers, have identified several important biological activities involving Tß4 that we believe make it potentially useful as a wound healing, repair and tissue regenerating agent. These activities include:
•
Progenitor (Stem) Cell Differentiation. Research published in the journal Nature in November 2006 featured the discovery that Tß4 is the key signaling molecule that triggers adult epicardial progenitor cells, or EPCs, to differentiate into coronary blood vessels. EPCs are partially differentiated stem cells that can further differentiate into specific cell types when needed. Confirmatory research published in 2009 in the Journal of Molecular and Cellular Cardiology concluded that Tß4 is responsible for the initiation of the embryonic coronary developmental program and EPC differentiation in adult mice. These publications confirm that Tß4’s interaction with EPCs is necessary for the maintenance of a healthy adult animal heart, as well as normal fetal animal heart development.

The 2006 Nature publication also concluded that Tß4’s interaction with EPCs resulted in the formation of cardiomyocytes that repaired damaged myocardium, or heart tissue, in mice after an induced acute myocardial infarction, or AMI, commonly known as a heart attack. Research published in the journal Circulation in April 2008 showed Tß4’s cardioprotective effects in a pig ischemic-reperfusion model. This pig model is accepted as an important model upon which to base human clinical research, as pigs are larger mammals, the anatomy of the pig heart is similar to the human heart, and vascular response processes are completed five to six times faster in pigs than in humans, so that long-term results can be obtained in a relatively short period of time. This research also identified Tß4’s interaction with EPCs as the underlying basis of cardioprotection through the differentiation of EPCs into cardiomyocytes, yielding statistically significant cardiac functional recovery results when compared to the administration of placebo.
Similar research in the area of brain tissue was published in the journal Neuroscience in September 2009. This publication concluded that Tß4 triggered the differentiation of oligodendrocyte progenitor cells to form myelin-producing oligodendrocytes, which led to the remyelination of axons in the brain of mice with experimental autoimmune encephalomyelitis, or EAE. This mouse model is an accepted small animal model for the study of multiple sclerosis.
•
Actin Regulation. Tß4 regulates actin, which comprises up to 10% of the protein of non-muscle cells in the body and plays a central role in cell structure and in the movement of cells. Research studies have indicated that Tß4 stimulates the migration of human keratinocytes, or skin cells, human endothelial cells, and progenitor cells. Endothelial cells are the major cell type responsible for the formation of new blood vessels, a process known as angiogenesis. Certain of these studies conducted at the National Institutes of Health, or NIH were the first to suggest the role of Tß4 in wound healing. The data from these studies encouraged us to license the rights to Tß4 from the NIH in 2001 and to launch an initial clinical development program that targeted the use Tß4 for chronic dermal wounds.

•
Reduction of Inflammation. Uncontrolled inflammation is the underlying basis of many pathologies and injuries. Research has shown that Tß4 is a potent anti-inflammatory agent in skin cells and in corneal epithelial cells in the eye. Tß4 has also been shown to decrease the levels of inflammatory mediators and to significantly reduce the influx of inflammatory cells in the reperfused heart of animals. More recent preclinical research suggests that Tß4 blocks activation of the NFκB pathway, which is involved in DNA activation of inflammatory mediators, thereby modulating inflammation in the body. This anti-inflammatory activity may explain, in part, the mechanism by which Tß4 appeared to improve functional outcome in the mouse multiple sclerosis model described above, as well as promoting repair in the heart and skin. Identifying a factor such as Tß4 that blocks activation of NFκB suggests that Tß4 could have additional important therapeutic applications for inflammation-related diseases, such as cancer, osteoarthritis, rheumatic diseases, autoimmune diseases, inflammatory pulmonary disease and pancreatitis.

•
Collagen and Laminin-5 Stimulation. Tß4 has a number of additional biological activities shown to reduce inflammation, stimulate the formation of collagen, and up-regulate the expression of laminin-5, a subepithelial basement membrane protein. Both collagen and laminin-5 are central to healthy tissue and the prevention of disease.

•
Apoptosis. Tß4 has been shown to prevent apoptosis, or programmed cell death, in two animal models and in two tissue types. In the rodent model, corneal apoptosis, or loss of corneal epithelial cells leading to corneal epithelial thinning, was prevented through topical administration of Tß4, and in the heart muscle of ischemic animal models, such as in mice and pigs, cell death was prevented by the systemic administration of Tß4.

In combination, we believe that these various biological activities work together to play a vital role in the healing and repair of injured or damaged tissue and suggest that Tß4 is an essential component of the tissue protection and regeneration process that may lead to many potential medical applications. All of our product candidates are based on Tß4, manufactured as a synthetic copy of the naturally occurring peptide and formulated for various routes of administration and applications.

Our Product Candidates
RGN-352
Our product candidate RGN-352 is an injectable formulation of Tß4 for systemic administration. We have initially targeted RGN-352 for patients who have suffered an AMI. Preclinical research published in the scientific journal Nature has indicated that Tß4 can guide specific types of stem cells from the outer layer of the heart to generate new myocardial blood vessels and tissue at injured sites.
Clinical Development. In 2009, we completed a Phase 1 clinical trial evaluating the safety, tolerability and the pharmacokinetics of the intravenous administration of RGN-352. We also designed this trial to explore the use of RGN-352 in other indications in which acute administration of Tß4 may be warranted. We conducted the Phase 1 trial in two consecutive parts, referred to as Phase 1A and Phase 1B, both of which were double-blind, placebo-controlled, and dose-escalating over four doses. We enrolled a total of 60 healthy subjects in the trial, consisting of 40 subjects in each phase, of which 20 subjects participated in both phases. In Phase 1A, we evaluated a single administration of RGN-352, and in Phase 1B we evaluated once daily administration for 14 consecutive days.
In September 2008, we reported the results of Phase 1A. The single intravenous injection of RGN-352 was well-tolerated at all four dose levels. In December 2009, we reported the results of Phase 1B. A daily intravenous injection of RGN-352 for 14 consecutive days was also observed to be well-tolerated at all four dose levels. There were no reported dose-limiting adverse events in either Phase 1A or Phase 1B.
In May 2010, we were awarded a $3 million grant from the NIH’s Heart, Lung and Blood Institute to support the further development of RGN-352.
Future Plans. Based on data from animals treated with RGN-352 post-myocardial infarction and the results of our Phase 1 trial, we began a Phase 2 clinical trial in the second half of 2010 to evaluate RGN-352 in patients who have suffered an AMI and were scheduled to begin enrolling patients near the end of the first quarter of 2011. We designed this trial to evaluate RGN-352’s cardioprotective effects and its ability to salvage and regenerate damaged cardiac tissue and improve cardiac function after a heart attack. However, in March 2011, we were notified by the U.S. Food and Drug Administration, or FDA that the trial had been placed on clinical hold pending the resolution of compliance issues at one of our contract manufacturers. Based on available information, we are unable to estimate how long the trial will be on clinical hold. The clinical hold is limited to Good Manufacturing Practice compliance issues at our contract manufacturer and is not related to the manufacture of Tß4 peptide, safety of RGN-352, the trial protocol or our clinical development plan, nor does it affect any of our other clinical trials or drug candidates.
Of significance, our Phase 2 AMI trial allows for an interim review of patient data from an initial group of evaluated patients. Because of our limited capital resources, we will need to raise additional capital to complete this trial. Depending on our capital resources, we may conduct the AMI trial while continuing strategic partnership discussions with biotechnology and pharmaceutical companies to further clinical development of RGN-352.
Recent preclinical research published in the scientific journals Neuroscience and Journal of Neurosurgery also indicates that RGN-352 may prove beneficial for patients with multiple sclerosis, or MS, as well as stroke and traumatic brain injury. In these studies, the administration of Tß4 resulted in regeneration of neuronal tissue and improvement of neurological function. Based on this research, we intend to support a proposed Phase 1/2 clinical trial to be conducted at a major U.S. medical center under a physician-sponsored investigational new drug application, or IND, in order to evaluate the therapeutic potential of RGN-352 in patients with MS. This trial is estimated to commence in early 2012.
RGN-259
Our product candidate RGN-259 is a sterile topical eye drop formulation of Tß4 for ophthalmic indications.
Clinical Development. Emerging human clinical data from two compassionate use studies have demonstrated the ability of RGN-259 to repair and regenerate corneal tissue. In the first compassionate study, a middle-aged diabetic woman had undergone corneal epithelial debridement during surgery. The resultant corneal defect had not healed for 23 days prior to treatment with RGN-259. Typically, these wounds heal within a few days after surgery. Following treatment with RGN-259, the patient experienced reduced ocular irritation and the wound fully healed within 11 days.
In the second compassionate use study, a corneal specialist treated nine patients divided into two groups. The first group consisted of six patients with a single non-healing eye ulcer resulting from neurotrophic keratitis, or NK, a rare degenerative corneal disease commonly caused by the herpes zoster virus and induced by a nerve impairment resulting in painful corneal lesions that can lead to blindness. The NK patients evaluated had defects that had not healed for at least six weeks and in some cases for several years. The second group consisted of three patients with diffuse punctate erosions, corneal defects that appear as numerous small pinhole-sized lesions.

All nine patients were treated with RGN-259 for periods of up to 49 days. The six NK patients with single non-healing ulcers showed clinically significant improvement during the treatment with RGN-259 and the follow-up period, with four of the six patients healing completely. The completely healed ulcers remained healed during the follow-up period, and those that had demonstrated significant improvement continued to improve after completion of treatment with RGN-259. The three patients with diffuse punctate erosions demonstrated no significant improvement, although they did report reduced ocular irritation.
We had previously initiated a Phase 2 clinical trial to evaluate RGN-259 in diabetic patients undergoing corneal epithelial debridement, or removal of the outer transparent tissue layer of the front part of the eye, during vitrectomy surgery. In this randomized, double-blind, placebo-controlled, dose-response trial conducted at several U.S. clinical sites, we originally intended to evaluate the safety, tolerability, and healing efficacy of three different concentrations of RGN-259 compared to placebo, applied as eye drops, four times daily for up to 14 consecutive days.
While we did not view this particular ophthalmic indication as a significant commercial opportunity, we believed that it represented a “proof-of-concept” clinical model to evaluate the safety and efficacy of RGN-259 for the treatment of corneal indications. We intended to obtain initial data that could be used to address other ophthalmic indications with larger market potential. Patient enrollment in the trial was significantly slower than anticipated due to newer surgical techniques and equipment that reduced the need for corneal epithelial debridement required for the trial. We closed the trial in January 2009, after completion of the first low-dose cohort of 12 patients, in order to focus our research on other commercial opportunities. The encouraging compassionate use data described above, which we received during the course of the trial, also influenced our decision to close the trial earlier than originally intended.
In the 12 patients evaluated in the trial, there were no reported drug-related adverse events associated with RGN-259. We observed increased corneal epithelial thickening and reduced cell flare and inflammation in the low-dose patients treated with RGN-259 as compared to patients receiving placebo, which we believe to be indicative of corneal re-epithelialization and healing. None of the results from the trial are considered to be statistically significant.
In all patients treated to date, RGN-259 has been well-tolerated, and there have been no drug-related adverse events. Based on these preliminary findings, we believe that RGN-259 may provide a novel approach to the treatment of patients with corneal defects.
Future Plans. We are supporting a physician-sponsored clinical trial in patients with dry eye in order to gain further insight into RGN-259’s ability to repair and regenerate ophthalmic tissues. Our support includes manufacturing and supplying RGN-259 for the trial and providing regulatory and clinical guidance. We are continuing to collaborate with the U.S. military to evaluate the potential of RGN-259 to prevent or reduce eye damage caused by chemical warfare agents. We are also engaged in discussions with potential partners regarding the clinical development of this product candidate. Once enough human data is generated, we intend to seek strategic partnerships with one or more ophthalmic specialty companies.
RGN-137
Our product candidate RGN-137 is a topical gel formulation of Tß4 intended to promote dermal wound healing and tissue regeneration. Preclinical research has demonstrated that Tß4 can accelerate dermal regeneration after a wound, while more recent research indicates that Tß4 can reduce scarring after injury in the skin and heart. Based on research conducted at the NIH, we initiated a series of Phase 2 clinical trials to evaluate RGN-137 for the treatment of three different types of skin wounds.
Clinical Development — Epidermolysis Bullosa. In 2005, we began enrolling patients in a Phase 2 trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with EB. EB is a genetic defect that results in fragile skin and other epidermal tissues that can blister at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. In this randomized, double-blind, placebo-controlled, dose-response trial, nine U.S. clinical sites are enrolling a total of 36 patients to evaluate the safety, tolerability, and wound healing effectiveness of three different concentrations of RGN-137 compared to placebo. RGN-137 is being applied topically to the skin, once daily for up to 56 consecutive days.
EB has been designated as an “orphan” indication by the FDA. We estimate the prevalence of EB in the United States to be between 20,000 and 30,000 patients, with a subpopulation of approximately 5,000 patients in the group eligible for inclusion in our Phase 2 clinical trial. We received a grant of $681,000 from the FDA’s Office of Orphan Products Development to partially fund this trial. While enrollment has been difficult due to the small addressable patient population, we currently expect to complete this trial in 2011.
Clinical Development — Pressure Ulcers. In late 2005, we began enrolling patients in a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with chronic pressure ulcers, commonly known as bedsores. In this randomized, double-blind, placebo-controlled, dose-response trial, 15 clinical sites in the United States enrolled a total of 72 patients to evaluate the safety, tolerability, and wound healing effectiveness of three different concentrations of RGN-137 compared to placebo. RGN-137 was applied topically to the ulcers, once daily for up to 84 consecutive days. Patients in the trial were between 19 and 85 years old and had at least one stable Stage III or IV pressure ulcer with a surface area between 5 and 70 cm2. Stage III and IV pressure ulcers are full thickness wounds that penetrate through the skin and muscle, sometimes completely to the bone.

In January 2009, we reported final data from this trial. RGN-137 was well-tolerated at all three dose levels studied, with no dose-limiting adverse events, which achieved the primary objective of the study. As for efficacy, all Tß4 doses performed similarly compared to placebo, with no statistically significant efficacy results. Patients treated with the middle dose showed a 17% rate of wound healing, which was the highest rate among the three active doses evaluated. The improvement in ulcer healing in this middle dose group following nine weeks of treatment was equal to the improvement in patients treated with placebo after 12 weeks of treatment.
Clinical Development — Venous Stasis Ulcers. In 2006, we began enrolling patients in a Phase 2 trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with venous stasis ulcers. In this randomized, double-blind dose-response trial, eight clinical sites in Italy and Poland enrolled a total of 73 patients to evaluate the safety, tolerability, and wound healing effectiveness of three different concentrations of RGN-137 compared to placebo. RGN-137 was applied topically to the ulcers, once daily for up to 84 consecutive days. Patients in the trial were between 18 to 79 years old and had at least one venous stasis ulcer with a surface area between 3 and 30 cm 2 . We were the sponsor of the trial, and it was conducted and funded by Sigma-Tau.
In March 2009, we reported final data from the trial. RGN-137 was well-tolerated at all three dose levels, with no dose-limiting adverse events, which achieved the primary objective of the study. Thirty-three percent (33%) of the patients who received the middle dose of RGN-137 had their ulcers heal completely after the 12 weeks of treatment, compared to 24% of patients receiving the placebo, 16% of the patients receiving the lowest drug dose and 17% of patients receiving the highest drug dose. Of the patients receiving the middle dose whose ulcers healed completely, the median time to complete healing decreased by approximately 45%, as compared to a 37% decrease in the time to healing for patients in the placebo-treated group. None of the differences observed between RGN-137 and placebo were statistically significant.
Future Plans. Once we complete our Phase 2 EB trial, we will analyze the data in conjunction with our two other completed Phase 2 trials of RGN-137, along with preclinical data indicating Tß4’s ability to reduce scarring, at which time we will further evaluate our strategy for the clinical development of RGN-137.
RGN-457
Our preclinical product candidate RGN-457 is based on Tß4 formulated as an inhaled therapeutic agent. We have completed a substantial amount of preclinical work necessary for an IND application, and we are currently seeking a strategic partner to assist in the development of RGN-457 for the treatment of cystic fibrosis, or CF. CF is a life-threatening, hereditary disease that impairs the patient’s ability to breathe due to the accumulation of mucus secretions in the airways of the lungs. The predicted median age of survival for patients with cystic fibrosis is 37 years. There are estimated to be approximately 30,000 CF patients in the United States and approximately 40,000 CF patients in Europe. It is therefore considered to be an orphan disease in both territories. While we believe RGN-457 may prove beneficial in the treatment of CF, we remain focused primarily on development of our other product candidates while we continue strategic partnership discussions with respect to RGN-457.
Peptide Fragments for Cosmeceutical Applications
We are also seeking to identify and evaluate Tß4 peptide fragments and derivatives that may be useful as novel components in cosmeceutical and consumer products. We have identified several amino acid sequences, and variations thereof, within the Tß4 molecule that have demonstrated in vitro activity in preclinical research studies that we have sponsored, and we have filed a number of patent applications related to this research. We believe the biological activities of these fragments may be useful, for example, in developing novel cosmeceutical products for the anti-aging market. To date, research has suggested that these fragments suppress inflammation, accelerate the deposition of certain types of collagen, promote the production of elastin, and inhibit programmed cell death, among other activities. Our development and commercialization strategy is to identify suitable commercial partners to license these novel fragments for various cosmeceutical applications. We have held discussions with several multinational cosmetics and consumer products companies focused on potential collaborations to further develop and commercialize these fragments.
Our Strategy
We seek to maximize the value of our product candidates by advancing their clinical development and then identifying suitable partners for further development, regulatory approval, and marketing. We intend to engage in strategic partnerships with companies with clinical development and commercialization strengths in desired pharmaceutical therapeutic fields. We are actively seeking partners with suitable infrastructure, expertise and a long-term initiative in our medical fields of interest.
For example, in 2004, we entered into a strategic partnership with Defiante Farmaceutica S.A., or Defiante, a subsidiary and one of several entities affiliated with Sigma-Tau Group, a leading international pharmaceutical company which collectively comprise our largest shareholder, or Sigma-Tau, for development and marketing of RGN-137 and RGN-352 for specified indications in Europe and other contiguous countries. Sigma-Tau also funded and co-managed our Phase 2 clinical trial of RGN-137 in Europe for the treatment of venous stasis ulcers.

Manufacturing
We use a contract manufacturer to produce bulk Tß4 by an established and proven manufacturing process known as solid-phase peptide synthesis, and we are in the early stages of qualifying backup manufacturers. While we do not currently have long-term supply agreements in place, we intend to establish a long-term supply arrangement with at least one manufacturer once practicable. No assurance can be given, however, that such agreements will be negotiated on favorable terms, or at all. Contractors are selected on the basis of their supply capability, ability to produce a drug substance in accordance with current Good Manufacturing Practice requirements of the FDA, and ability to meet our established specifications.
We also use a number of outside contract manufacturers to formulate bulk Tß4 into our product candidates. All of these formulations may require modifications along with additional studies as we move through our clinical development programs. As described elsewhere in this report, our contract manufacturer for RGN-352 recently underwent a manufacturing inspection by the FDA and was alleged not to be in compliance with the FDA’s Good Manufacturing Practices. In March 2011, we were notified of this matter by the FDA, and our Phase 2 AMI clinical trial was placed on clinical hold pending resolution of the issues with the manufacturer. If we are unable to use the RGN-352 previously produced by this manufacturer in our clinical trial, in order to continue the trial we would need to have new material prepared by the current manufacturer if it has remediated the compliance issues to the FDA’s satisfaction or we would need to obtain an alternate manufacturer of RGN-352 for the trial.
Competition
We are engaged in a business that is highly competitive, and our target medical indications are ones with significant unmet needs. Moreover, the cosmetic and cosmeceutical industries are rapidly developing new products based on new scientific research. Consequently, there are many enterprises, both domestic and foreign, pursuing therapies and products that could compete with ours. Most of these entities have financial and human resources that are substantially greater than ours, specifically with regard to the conduct of clinical research and development activities, clinical testing and in obtaining the regulatory approvals necessary to market pharmaceutical products. Brief descriptions of some of these competitive products follow:
•
RGN-352. Currently, there are no approved pharmaceutical products for regenerating cardiac tissue following a heart attack, nor are there approved pharmaceutical products for the remyelination of axons for patients with multiple sclerosis. However, many pharmaceutical companies and research organizations are developing products and technologies that are intended to prevent cardiac damage, improve cardiac function, and regenerate cardiac muscle after a heart attack. There are also companies developing products that remyelinate neurons and provide functional improvement for multiple sclerosis patients. If we were to successfully develop RGN-352 for other cardiovascular indications, such as acute or chronic heart failure, such a product would have to compete with other drugs or therapies currently marketed by large pharmaceutical companies for similar indications, as would products for the treatment of multiple sclerosis.

•
RGN-259. Most specialty ophthalmic companies have a number of products on the market that could compete with RGN-259. There are numerous antibiotics to treat eye infections that cause corneal wounds and many eye lubrication products to help eye healing and function, many of which are sold without prescriptions. Companies also market steroids to treat certain severe conditions within our area of interest. Allergan, Inc. has marketed Restasis TM, a relatively new approved eye drop to treat dry eye. Dry eye is a condition related to a number of diseases and one that we believe could benefit from the use of RGN-259.

•
RGN-137. Johnson & Johnson has marketed RegranexTM for patients with diabetic foot ulcers. Companies such as Novartis are developing and marketing artificial skins, which would compete with RGN-137 in the treatment of dermal wound healing. There are other companies developing new pharmaceutical products for wound healing. Products and therapies such as antibiotics, honey-based ointments and low frequency cavitational ultrasound are also used to treat certain types of dermal wounds. Moreover, dermal wound healing is a large and highly fragmented marketplace that includes numerous therapeutic products and medical devices for treating acute and chronic dermal wounds.

•
RGN-457. CF is a genetic defect for which there is no cure. There are mucolytic agents and antibiotic drugs on the market, such as Genentech’s pulmozyme and Novartis’ TOBI®, an inhaled version of tobramycin, that relieve the symptoms posed by CF and could potentially compete with RGN-457.

•
Cosmeceuticals. The cosmetics industry is highly competitive and dependent on effective marketing and distribution. There are multiple products currently launched by major international cosmetic enterprises that claim the same or similar benefits that may be claimed with our product candidates.

Government Regulation
In the United States, the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacturing, labeling, storing, recordkeeping, distribution, advertising and promotion of our product candidates. Regulation by governmental authorities in the United States and foreign countries will be a significant factor in the manufacturing and marketing of our product candidates and in our ongoing research and product development activities. Any product candidate we develop will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical studies, clinical trials and other approval procedures by the FDA and similar health authorities in foreign countries. The process of obtaining these approvals and subsequent compliance with appropriate federal and state statutes and regulations requires the expenditure of substantial resources.
Preclinical studies must ordinarily be conducted to evaluate an investigational new drug’s potential safety by toxicology studies and potential efficacy by pharmacology studies. The results of these studies, among other things, are submitted to the FDA as part of an Investigational New Drug Application, or IND, which must be reviewed by the FDA before clinical trials can begin. Typically, clinical evaluation involves a three-stage process. Phase 1 clinical trials are conducted with a small number of healthy volunteers to determine the safety profile and the pattern of drug absorption, distribution, metabolism and excretion, and to assess the drug’s effect on the patient. Phase 2, or therapeutic exploratory, trials are conducted with somewhat larger groups of patients, who are selected by relatively narrow criteria yielding a more homogenous population that is afflicted with the target disease, in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. Phase 2 trials should allow for the determination of the dose to be used in Phase 3 clinical trials. Phase 3, or therapeutic confirmatory, large scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of safety and efficacy required by the FDA and other regulatory authorities. The primary objective of Phase 3 clinical trials is to show that the drug confers therapeutic benefit that outweighs any safety risks. All clinical trials must be registered with a central public database, such as www.clinicaltrials.gov, and once completed, results of the clinical trials must be entered in the database.
The results of all of these preclinical studies and clinical trials, along with detailed information on manufacturing, are submitted to the FDA in the form of a New Drug Application, or NDA, for approval to commence commercial sales. The FDA’s review of an NDA requires the payment of a user fee currently in excess of $1 million, which may be waived for the first NDA submitted by a qualifying small business. In responding to an NDA, the FDA may refuse to file the application if the FDA determines that the application does not satisfy its regulatory approval criteria, request additional information or grant marketing approval. Therefore, even if we complete Phase 3 clinical trials for our product candidates and submit an NDA to the FDA, there can be no assurance that the FDA will grant marketing approval, or if granted, that it will be granted on a timely basis. If the FDA does approve a product candidate, it may require, among other things, post-marketing testing, including potentially expensive Phase 4 trials, which monitor the safety of the drug. In addition, the FDA may in some circumstances impose risk evaluation and mitigation strategies that may be difficult and expensive to administer. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market.
Among the conditions for NDA approval is the requirement that the applicable clinical, pharmacovigilance, quality control and manufacturing procedures conform on an ongoing basis with current Good Clinical Practices, Good Laboratory Practices, current Good Manufacturing Practices, and computer information system validation standards. During the review of an NDA, the FDA will perform a pre-licensing inspection of select clinical sites, manufacturing facilities and the related quality control records to determine the applicant’s compliance with these requirements. To assure compliance, applicants must continue to expend time, money and effort in the area of training, production and quality control. After approval of any product, manufacturers are subject to periodic inspections by the FDA. If a company fails to comply with FDA regulatory requirements, FDA may pursue a wide range of remedial actions, including seizure of products, corrective actions, warning letters and fines. As described in this report, one of our contract manufacturers has recently been alleged by the FDA to have not complied with current Good Manufacturing Practices, which could impair our ability to timely conduct our pending Phase 2 AMI trial with RGN-352.
In June 2004, we received orphan drug designation from the FDA for Tß4 for the treatment of EB. The FDA may designate a product or products as having orphan drug status to treat a disease or condition that affects less than 200,000 individuals in the United States, or, if patients of a disease number more than 200,000, the sponsor can establish that it does not realistically anticipate its product sales will be sufficient to recover its costs. If a product candidate is designated as an orphan drug, then the sponsor may receive incentives to undertake the development and marketing of the product, including grants for clinical trials, as well as a waiver of the user fees for submission of an NDA application. For example, as described above, we received a grant of approximately $681,000 in the aggregate for our ongoing Phase 2 clinical trial of RGN-137 to treat patients with EB.

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
Intellectual Property
We hold worldwide patents and patent applications covering peptide compositions, uses and formulations related to dermal and ophthalmic indications and other organ and tissue repair activities, as well as for cosmetic and consumer product applications. In 2001, we entered into a license agreement with the NIH under which we received an exclusive worldwide license from the NIH for all claims within the scope of the NIH’s patent application, and any issued patents, covering the use of Tß4 as a tissue repair and regeneration factor. During 2007, a patent was issued in Europe and the U.S. related to the original NIH patent application, which patent expires in July 2019. Corresponding patents have been granted in Hong Kong, Australia and China and certain other territories. The issued European patent was opposed by a third party at the European Patent Office and in December 2009, we argued the case before the Opposition Division of the European Patent Office in Munich, Germany and prevailed with certain amendments to the claims. In exchange for the exclusive license, we agreed to make certain minimum royalty and milestone payments to the NIH. Through December 31, 2010, we have complied with all minimum royalty requirements, and no milestone payments have been required under the agreement.
We hold a U.S. patent relating to the use of Tß4 for treatment of alopecia, an autoimmune skin disease that results in hair loss, which expires in 2017, with corresponding patents in Europe and Singapore that expire in 2018. In 2006, we were issued a patent in China for the use of Tß4 to treat EB, which expires in 2022.
Under a research agreement with The George Washington University, or GWU, we funded Tß4 research at GWU and received a sole and exclusive worldwide license to any resulting patents. While we no longer fund any research under this agreement, we remain obligated to pay GWU a royalty of 4% of the net sales, if any, of specified products covered by patents issued in connection with the agreement. Pursuant to the research agreement, we have exclusive rights to patent applications filed in the United States and in Europe disclosing the use of Tß4 for the treatment of septic shock and associated syndromes, including Adult Respiratory Distress Syndrome. Two U.S. patents covered by this agreement have been issued, which expire in 2013 and 2014.
We have also filed numerous additional U.S. and international patent applications covering various compositions, uses, formulations and other components of Tß4, as well as for novel peptides resulting from our research efforts, the latest of which were filed during 2010. There can be no assurance that these, or any other future patent applications under which we have rights, will result in the issuance of a patent or that any patent issued will not be subject to challenge or opposition. In the case of a claim of patent infringement by or against us, there can be no assurance that we will be able to afford the expense of any litigation that may be necessary to enforce our proprietary rights.
Material Agreements
National Institutes of Health
We have entered into a license agreement with NIH under which we are obligated to pay an annual minimum royalty of $25,000. Additionally, we are obligated to pay the NIH a percentage of sales of qualifying product candidates, if any. There have been no such sales to date.
Defiante/Sigma-Tau
We have exclusively licensed certain internal and external wound healing European rights to Tß4 to Defiante. These licensed rights to Tß4 include its use to treat indications that are the subject of all of our current dermal clinical trials as well as the treatment of heart attacks. The license excludes the use of Tß4 in ophthalmic indications and other indications that are disease-based and not the result of a wound. Under the agreement, Sigma-Tau will develop Tß4 for the treatment of internal and external wounds in Europe and certain other contiguous and geographically relevant countries. The license agreement expires on a country-by-country basis upon the later of the expiration of the last to expire of any granted patent in the territory having at least one valid claim covering the products then on the market, the expiration of any other exclusive or proprietary marketing rights, or January 2016.

Under the license agreement, Sigma-Tau is obligated to pay us a royalty on commercial sales, if any, and we will supply all required Tß4 for development. Upon the completion of a Phase 2 clinical trial for the covered indications that yields positive results in terms of efficacy and safety, Sigma-Tau must either pay us a $5 million milestone payment or initiate and fund a pivotal Phase 3 clinical trial for the applicable product candidate in order to maintain the license. As described elsewhere in this report, in 2009, we completed two Phase 2 clinical trials of RGN-137 for the treatment of pressure ulcers and venous stasis ulcers, which, due to the lack of statistical significance of the reported efficacy results, have not triggered the milestone obligation described above.
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
Development Agreements
We have entered into agreements with outside service providers for the manufacture and development of Tß4, the formulation of Tß4 into our product candidates, the conduct of nonclinical safety, toxicology and efficacy studies in animal models, and the management and execution of clinical trials in humans. Terms of these agreements vary in that they can last from a few months to more than a year in duration. Certain of these agreements require initial upfront payments ranging from 25% to 50% of the total estimated cost. For additional information regarding our research and development expenses over the past two years, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in this report.
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
Corporate Information
We were incorporated in Delaware in 1982 under the name Alpha 1 Biomedicals, Inc. In 2000, we changed our corporate name to RegeneRx Biopharmaceuticals, Inc. Our principal executive office is located at 15245 Shady Grove Road, Suite 470, Rockville, Maryland 20850. Our telephone number is (301) 208-9191.
Available Information
Our corporate website is www.regenerx.com. Our electronic filings with the U.S. Securities and Exchange Commission, or SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after we have electronically filed such information with, or furnished such information to, the SEC.

Item 1A.	Risk Factors
Risks Related to Our Liquidity and Need for Financing
Before giving effect to any potential sales of our securities, we estimate that our existing capital resources will only be sufficient to fund our operations into the second half of 2011, or into 2012 if our Phase 2 AMI trial is delayed.
We intend to use our existing capital resources to fund our ongoing research and development activities; however, we may not be able to complete all of our active trials and those we intend to initiate and support in 2011 and 2012 without additional funding. We project that our existing capital resources will support our operations into the second half of 2011, without giving effect to any other financing activities, including any purchases under a committed equity facility that we recently entered into with Lincoln Park Capital, as described below. Our research initiatives include support for a Phase 1/2 clinical trial of RGN-352 in patients with multiple sclerosis and a physician-sponsored clinical trial in patients with dry eye using RGN-259, and completing our ongoing Phase 2 trial of RGN-137 in patients with EB. We also intend to conduct a portion of a Phase 2 clinical trial of RGN-352 in patients who have suffered an acute myocardial infarction or AMI, although, as described elsewhere in this report, this trial is currently on clinical hold pending resolution of issues at our contract manufacturer relating to compliance with FDA good manufacturing practices. If the Phase 2 AMI trial remains on hold, or if we are required to have new batches of RGN-352 re-manufactured for the trial, we would need to delay patient enrollment in this trial until additional funding is available. If we do not resume the trial, we project that our current cash resources would support our operations into 2012.

In January 2011, we entered into a committed equity facility with Lincoln Park Capital, or LPC, under which we may direct LPC to purchase up to $11,000,000 worth of shares of our common stock over a 30-month period. If we make sales of our common stock under the facility, we would be able to fund our operations for a longer period of time. However, the extent to which we will rely on the facility as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and volume of trading and the extent to which we are able to secure working capital from other sources. Specifically, LPC does not have the obligation to purchase any shares of our common stock on any business day that the price of our common stock is less than $0.15 per share.
We have registered the resale of 15,000,000 shares by LPC. In the event we elect to issue more than 15,000,000 shares, we would be required to file a new registration statement and have it declared effective by the SEC. If obtaining sufficient funding from LPC does not occur or is prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this prospectus. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
We may not be able to access the full amounts available under the LPC committed equity facility.
Under the facility with LPC, we may direct LPC to purchase up to $11,000,000 worth of shares of our common stock over a 30-month period, generally in amounts of up to 200,000 shares every two business days. LPC does not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.15. The amount we can sell under the facility may be increased to 400,000 shares every two business days as long as the closing sale price of our common stock is not below $0.35 per share on the purchase date.
Depending on the prevailing market price of our common stock, we may not be able to sell shares to LPC for the maximum $11,000,000 over the term of the facility. If the market price of our common stock is less than $0.35 per share, our sales will be limited to 200,000 shares on each purchase date. At the minimum price of $0.15 per share, we would be able to sell 200,000 shares for proceeds of $30,000 on each purchase date. Assuming that we sold shares to LPC ten times each month, we would receive $300,000 in proceeds per month, or $9,000,000 over the term of the facility. In the event that we make less frequent sales to LPC, the aggregate proceeds available to us will be even less.
In addition, we have only registered 15,000,000 shares of our common stock for sale to LPC. Assuming a purchase price of $0.22 per share, the closing sale price of our common stock on March 25, 2011, and the issuance to LPC of 15,000,000 shares, which would be comprised of 14,717,909 shares purchased at $0.22 per share and 282,091 shares issued as additional pro rata commitment shares for no additional consideration, the proceeds to us would only be $3.2 million. In the event we elect to issue more than 15,000,000 shares, we would be required to file a new registration statement and have it declared effective by the SEC.
In addition to our current development objectives, we will need substantial additional capital for the continued development of product candidates through marketing approval and for our longer-term future operations.
Beyond our current liquidity needs, we anticipate that substantial new capital resources will be required to continue our longer-term independent product development efforts, including any and all follow-on trials that will result from our current clinical programs beyond those currently contemplated, and to scale up manufacturing processes for our product candidates. We may be able to obtain funding under the committed equity facility with LPC in order to further some of these efforts. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include, without limitation:
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
Further, if we raise additional funds by selling shares of our common stock or securities convertible into our common stock, including under our committed equity facility with LPC, the ownership interest of our existing stockholders may be significantly diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants or the granting of security interests in our assets.
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
We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of December 31, 2010, our accumulated deficit totaled approximately $89.5 million.
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
Our common stock has been delisted from the NYSE Amex stock exchange, which subjects us to the SEC’s penny stock rules and will further decrease the liquidity of our common stock.
We were previously operating under a compliance plan intended to allow us to regain compliance with the NYSE Amex stock exchange’s, or the Exchange’s stockholders’ equity requirement by October 25, 2010. On October 26, 2010, we were notified by the Exchange that we had not timely regained compliance with the Exchange’s continued listing standards. As a result, the notice indicated that our securities were subject to delisting from the Exchange. We were initially granted a hearing before the Exchange’s Listing Qualifications Panel that was scheduled for December 17, 2010. On December 15, 2010, we withdrew our request for a hearing, and our common stock was suspended from trading on the Exchange as of the commencement of trading on December 23, 2010 and was delisted.
As of December 23, 2010, our common stock began trading over-the-counter on the OTC Bulletin Board. Over-the-counter markets are generally considered to be less efficient than, and not as broad as, a stock exchange. There may be a limited market for our stock now that it is quoted on the OTC Bulletin Board, trading in our stock may become more difficult and our share price could decrease. Specifically, you may not be able to resell your shares of common stock at or above the price you paid for such shares or at all.
In addition, our ability to raise additional capital may be impaired because of the less liquid nature of the over-the-counter markets. While we cannot guarantee that we would be able to complete an equity financing on acceptable terms, or at all, we believe that dilution from any equity financing while our shares are quoted on an over-the-counter market would likely be substantially greater than if we were to complete a financing while our common stock is traded on a national securities exchange. Further, now that our stock is not traded on an exchange, we are no longer eligible to use short-form registration statements on Form S-3 for the registration of our securities, which could impair our ability to raise additional capital as needed.

Our common stock is also subject to penny stock rules, which impose additional sales practice requirements on broker-dealers who sell our common stock. The SEC generally defines “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares in the secondary market will be limited and, as a result, the market liquidity for our common stock will likely be adversely affected. We cannot assure you that trading in our securities will not be subject to these or other regulations in the future.
The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern.
The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. We estimate that our existing capital resources, without giving effect to any proceeds that we may receive from sales of our shares to LPC, will only be sufficient to fund our operations into the second half of 2011, or into early 2012 if our Phase 2 AMI trial is delayed, as described above. If we are unable to obtain sufficient financing in the near term, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.
Risks Related to Our Business and Operations
Our pending Phase 2 clinical trial of RGN-352 was recently placed on clinical hold by the FDA and we are unsure when, if ever, we will be able to resume this trial.
In the second half of 2010, we began a phase 2 clinical trial to evaluate RGN-352 in patients who have suffered an acute myocardial infarction, or AMI. We had planned to begin enrolling patients near the end of the first quarter of 2011. However, in March 2011, we were notified by the FDA that the trial has been placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with Good Manufacturing Practices. Ultimately, the FDA could prohibit us from using any of the active drug or placebo manufactured by our manufacturer, which would require us to either have new material manufactured by the manufacturer, in the event that the FDA’s concerns are addressed, or we would be required to identify a new manufacturer. In the event a new manufacturer is needed, significant preparatory time and procedures would be required before the new manufacturer would be able to manufacture RGN-352 for the AMI trial. We are unable to estimate the length of time that the trial will be on clinical hold, or if a new manufacturer will ultimately be needed. If the FDA clinical hold remains in effect or if we need to re-manufacture RGN-352 we will need to delay the commencement of this trial until additional funding is available. Consequently, there can be no assurance that we will be able to timely resume or complete this trial, if at all.
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
Our product candidates will require regulatory approvals prior to sale. In particular, therapeutic agents are subject to stringent approval processes, prior to commercial marketing, by the FDA and by comparable agencies in most foreign countries. The process of obtaining FDA and corresponding foreign approvals is costly and time-consuming, and we cannot assure you that such approvals will be granted. Also, the regulations we are subject to change frequently and such changes could cause delays in the development of our product candidates
Three of our drug candidates are currently in the clinical stage, and we cannot be certain that we or our collaborators will successfully complete the clinical trials necessary to receive regulatory product approvals. The regulatory approval process is lengthy, unpredictable and expensive. To obtain regulatory approvals in the United States, we or a collaborator must ultimately demonstrate to the satisfaction of the FDA that our product candidates are sufficiently safe and effective for their proposed administration to humans. Many factors, known and unknown, can adversely impact clinical trials and the ability to evaluate a product candidate’s safety and efficacy, including:
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

•
regulatory inspections of manufacturing facilities, which may, among other things, require us or a co-sponsor to undertake corrective action or suspend the clinical trials, such as the recent clinical hold with respect to our pending Phase 2 clinical trial of RGN-352;

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
Clinical trials for product candidates such as ours are often conducted with patients who have more advanced forms of a particular condition or other unrelated conditions. For example, in clinical trials for our product candidate RGN-137, we have studied patients who are not only suffering from chronic epidermal wounds but who are also older and much more likely to have other serious adverse conditions. During the course of treatment with our product candidates, patients could die or suffer other adverse events for reasons that may or may not be related to the drug candidate being tested. Further, and as a consequence that all of our drug candidates are based on Tß4, crossover risk exists such that a patient in one trial may be adversely impacted by one drug candidate, and that adverse event may have implications for our other trials and other drug candidates. However, even if unrelated to our product candidates, such adverse events can nevertheless negatively impact our clinical trials, and our business prospects would suffer.

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

We have initially targeted our product candidate RGN-352 for cardiovascular indications. Most large pharmaceutical companies and many smaller biomedical companies are vigorously pursuing the development of therapeutics to treat patients after heart attacks and other cardiovascular indications. With respect to our product candidate RGN-259 for corneal defects, there are also numerous ophthalmic companies developing drugs for corneal wound healing and other outside-of-the-eye diseases and injuries. Amniotic membranes have been successfully used to treat corneal wounds in certain cases, as have topical steroids and antibacterial agents. With respect to our product candidate RGN-137 for wound healing, Johnson & Johnson has previously marketed Regranex™ for this purpose in patients with diabetic foot ulcers. Other companies, such as Novartis, are developing and marketing artificial skins, which we believe could also compete with RGN-137. Moreover, wound healing is a large and highly fragmented marketplace attracting many companies, large and small, to develop products for treating acute and chronic wounds, including, for example, honey-based ointments, hyperbaric oxygen therapy, and low frequency cavitational ultrasound.
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
The risks of relying solely on single suppliers for each of our product candidates include:
•
the possibility that they may not be able to ensure quality and compliance with regulations relating to the manufacture of pharmaceuticals, as illustrated by the FDA’s recent determination that our contract manufacturer for RGN-352 was in non-compliance with current Good Manufacturing Practices;

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
We are highly dependent on the principal members of our management team. The loss of our chairman and chief scientific advisor, Allan Goldstein, or our chief executive officer, J.J. Finkelstein, could prevent or significantly delay the achievement of our goals. We have employment agreements with Dr. Goldstein and Mr. Finkelstein. We cannot assure you that they, or other key employees, will not elect to terminate their employment. In addition, we do not maintain a key man life insurance policy with respect to Dr. Goldstein or Mr. Finkelstein. In the future, we anticipate that we may need to add additional management and other personnel. Competition for qualified personnel in our industry is intense, and our success will depend in part on our ability to attract and retain highly skilled personnel. We cannot assure you that our efforts to attract or retain such personnel will be successful.
Mauro Bove, a member of our Board, is also a director and officer of entities affiliated with Sigma-Tau, a relationship which could give rise to a conflict of interest involving Mr. Bove.
Mauro Bove, a member of our Board of Directors, is also a director and officer of entities affiliated with Sigma-Tau, which collectively make up our largest stockholder group. Sigma-Tau has provided us with significant funding, may continue doing so in the future, and is also our strategic partner in Europe with respect to the development of certain of our drug candidates. We have issued shares of common stock and common stock warrants to Sigma-Tau in several private placement financing transactions, including as recently as January 2011, but we retained the right to repurchase some of these shares under certain circumstances.
We have licensed certain rights to our product candidates generally for the treatment of dermal and internal wounds to Sigma-Tau. Under the license agreement, upon the completion of a Phase 2 clinical trial of either of these product candidates that yields positive results in terms of clinical efficacy and safety, Sigma-Tau is obligated to either make a $5 million milestone payment to us or to initiate and fund a pivotal Phase 3 clinical trial of the product candidate. In 2009, we completed two Phase 2 clinical trials of RGN-137 in the treatment of pressure ulcers and venous stasis ulcers. However, due to the lack of statistical significance of the reported efficacy results, these trials were not sufficient to trigger the milestone obligation described above. There can be no assurance that we will ever receive this payment or be able to initiate a pivotal Phase 3 clinical trial of RGN-137 that would be funded by Sigma-Tau. As a result of Mr. Bove’s relationship with Sigma-Tau, there could be a conflict of interest between Sigma-Tau and our other stockholders with respect to these and other agreements and circumstances that may require the exercise of the Board’s discretion with respect to Sigma-Tau. Any decision in the best interests of Sigma-Tau may not be in the best interest of our other stockholders.

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
Risks Related To Our Securities
Our common stock price is volatile, our stock is highly illiquid, and any investment in our securities could decline substantially in value.
For the period from January 1, 2009 through December 31, 2010, the closing price of our common stock has ranged from $0.21 to $1.75, with an average daily trading volume of approximately 117,000 shares. We expect the trading volume of our common stock to decline further in light of our recent delisting from the NYSE Amex exchange. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:
•	the recent delisting of our common stock from the NYSE Amex exchange;

•	results of pre-clinical studies and clinical trials;

•	commercial success of approved products;

•	corporate partnerships;

•	technological innovations by us or competitors;

•	changes in laws and government regulations both in the U.S. and overseas;

•	changes in key personnel at our company;

•	developments concerning proprietary rights, including patents and litigation matters;

•	public perception relating to the commercial value or safety of any of our product candidates;

•	future sales of our common stock, including to LPC under our committed equity facility;

•	other issuances of our common stock causing dilution;

•	anticipated or unanticipated changes in our financial performance;

•	general trends related to the biopharmaceutical and biotechnological industries; and

•	general conditions in the stock market.
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
Following the investment transactions that were consummated on January 7, 2011, our officers, directors and principal stockholders together controlled approximately 43% of our outstanding common stock. Included in this group is Sigma-Tau and its affiliates, which together held outstanding shares representing approximately 38% of our outstanding common stock. A portion of the shares of common stock currently held by Sigma-Tau and its affiliates are subject to voting agreements under which our Board controls the voting power of such stock. We cannot assure you that such voting agreements would prevent Sigma-Tau and its affiliates from taking actions not in your best interests and effectively exercising control over us. These voting agreements expire periodically through September 2012. After their expiration, we will have no control over the voting of these shares controlled by Sigma-Tau, including with respect to the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.
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
As of the date of this report, there are outstanding options to purchase an aggregate of 5,348,863 shares of our common stock at exercise prices ranging from $0.27 per share to $3.82 per share and outstanding warrants to purchase 16,136,900 shares of our common stock at a weighted average exercise price of $0.89 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts, including our committed equity facility with LPC.
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
In addition, most of the outstanding warrants to purchase shares of our common stock have an exercise price above the current market price for our common stock. As a result, these warrants may not be exercised prior to their expiration, in which case we would not realize any proceeds from their exercise.
The sale of shares of our common stock to LPC may cause substantial dilution to our existing stockholders and could cause the price of our common stock to decline.
Under our committed equity facility with LPC, we may sell to LPC, under certain circumstances, up to $11,000,000 of our common stock over approximately 30 months. Generally, we have the right, but no obligation, to direct LPC to periodically purchase up to $11,000,000 of our common stock in specific amounts under certain conditions, which periodic purchase amounts can be increased under specified circumstances.

We have also agreed to issue to LPC up to an aggregate of 1,916,666 shares of common stock as a fee for LPC’s commitment to purchase our shares. Of these commitment shares, we issued one-half, or 958,333 shares, upon entering into the facility with LPC. The remaining commitment shares are issuable to LPC on a pro rata basis as purchases are made under the facility.
Depending upon market liquidity at the time, sales of shares of our common stock to LPC may cause the trading price of our common stock to decline. LPC may ultimately purchase all, some or none of the $11,000,000 of common stock, and after it has acquired shares, LPC may sell all, some or none of those shares. Therefore, sales to LPC by us could result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to LPC, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to LPC, and we may terminate the facility at any time, in our discretion, without any cost to us.
Our certificate of incorporation, our stockholder rights plan and Delaware law contain provisions that could discourage or prevent a takeover or other change in control, even if such a transaction would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.
Our certificate of incorporation provides our Board with the power to issue shares of preferred stock without stockholder approval. In addition, under our stockholder rights plan, our Board has the discretion to issue certain rights to purchase our capital stock when a person acquires in excess of 25% of our outstanding common shares. Our Board has exempted purchases by Sigma-Tau to date and purchases that may be made by LPC under the committed equity facility from the operation of our stockholder rights plan. The stockholder rights plan may make it more difficult for stockholders to take corporate actions and may have the effect of delaying or preventing a change in control, even if such actions or change in control would be in your best interests. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Subject to specified exceptions, this section provides that a corporation may not engage in any business combination with any interested stockholder, as defined in that statute, during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could also have the effect of delaying or preventing a change of control of our company. The foregoing factors could reduce the price that investors or an acquirer might be willing to pay in the future for shares of our common stock.
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
Our common stock is quoted on the OTC Bulletin Board under the symbol “RGRX.” Our common stock last traded at $0.22 on March 25, 2011. Prior to December 23, 2010, our stock traded on the NYSE Amex stock exchange under the symbol “RGN.” The following table provides the high and low closing prices for our common stock for each quarterly period within the two most recent fiscal years as quoted on the NYSE Amex or reported by the OTC Bulletin Board, as appropriate. The quotation reported by the OTC Bulletin Board reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
The following table sets forth the high and low bid prices for our common stock for the periods indicated.

	2010		2009
	High	Low	High	Low

First Quarter	$0.65	$0.53	$1.75	$0.42
Second Quarter	$0.68	$0.26	$0.85	$0.45
Third Quarter	$0.35	$0.24	$1.12	$0.52
Fourth Quarter	$0.30	$0.21	$0.83	$0.55
As of December 31, 2010, we had 832 holders of record of our common stock and over 4,100 beneficial holders of our common stock.
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
During 2009, we completed a Phase 1 clinical trial evaluating the safety of RGN-352 in 60 healthy subjects. Based on the results of this Phase 1 trial and extensive preclinical efficacy data published in peer-reviewed journals, we began a Phase 2 clinical trial in the second half of 2010 to evaluate RGN-352’s ability to salvage and regenerate damaged cardiac tissue and improve cardiac function after an acute myocardial infarction, or AMI, commonly known as a heart attack. We were scheduled to begin enrolling patients near the end of the first quarter of 2011. However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold pending the resolution of certain compliance issues at the contract manufacturer supplying RGN-352. Based on available information, we are unable to estimate the length of time that the trial will be on clinical hold. The clinical hold is limited to Good Manufacturing Practices at the contract manufacturer and is not related to the manufacture of Tß4 peptide, safety of RGN-352, the trial protocol or our clinical development plan, nor does it affect any of our other clinical trials or drug candidates.

Additionally, recent preclinical research published in the scientific journals Neuroscience and the Journal of Neurosurgery indicate that RGN-352 may prove useful for patients with multiple sclerosis, or MS, as well as stroke and traumatic brain injury. In these studies, the administration of Tß4 resulted in regeneration of neuronal tissue and improvement of neurological function. Based on this preclinical research, we intend to support a proposed Phase 1/2 clinical trial to be conducted at a major U.S. medical center under a physician-sponsored investigational new drug application, or IND, in order to evaluate the therapeutic potential of RGN-352 in patients with MS. Depending on the status of our operations and our ability to procure RGN-352, either from our current contract manufacturer, if it resolves its compliance issues with the FDA, or from an alternate manufacturer, we are planning to supply RGN-352 and provide clinical and regulatory guidance for the trial, which we currently estimate will commence in early 2012.
We are supporting a physician-sponsored clinical trial in patients with dry eye, in order to evaluate RGN-259’s ability to repair and regenerate damaged ophthalmic tissues. Our support includes manufacturing and supplying RGN-259 for the trial and providing regulatory and clinical guidance. We are continuing to collaborate with the U.S. military to evaluate the potential of RGN-259 to prevent or reduce eye damage caused by chemical warfare agents.
We are evaluating the use of RGN-137 in the treatment of patients with epidermolysis bullosa, or EB, which is a genetic defect that results in fragile skin and other epithelial tissues that can blister at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. A portion of this trial was funded by a grant from the U.S. Food and Drug Administration, or FDA. Despite the small patient population with EB, we continue to enroll patients in this Phase 2 trial and expect to complete the trial in 2011. Once we complete our Phase 2 EB trial, we will analyze the data in conjunction with our two other completed Phase 2 trials of RGN-137, along with preclinical data indicating Tß4’s ability to reduce scarring, at which time we will further evaluate our strategy for the clinical development of RGN-137.
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
We intend to use our existing capital resources to fund our ongoing research and development activities; however, we may not be able to complete all of our active trials and those we intend to initiate or support in 2011 and 2012 without additional funding. We project that our existing capital resources will be sufficient to support our operations into the second half of 2011, without giving effect to any other financing activities, including any sales of our common stock to LPC under our committed equity facility described below. Our research initiatives include support for a Phase 1/2 clinical trial of RGN-352 in patients with multiple sclerosis and a physician-sponsored clinical trial in patients with dry eye using RGN-259, and completing our ongoing Phase 2 trial of RGN-137 in patients with EB. We also intend to conduct a portion of a Phase 2 clinical trial of RGN-352 in patients who have suffered an acute myocardial infarction or AMI, although, as described elsewhere in this report, this trial is currently on clinical hold pending resolution of certain Good Manufacturing Practices by our contract manufacturer for RGN-352. If the Phase 2 AMI trial remains on hold or if new batches of RGN-352 are required to be manufactured, we would need to delay patient enrollment in this trial until additional funding is available. If we do not resume the trial, we project that our current cash resources would support our operations into early 2012. Of significance, the Phase 2 trial design allows for an interim review of patient data, which, if positive, we believe will facilitate discussions with potential strategic partners when it becomes available. In any event, we will need substantial additional funds in order to initiate and complete further clinical trials beyond those currently contemplated and to continue to fund our operations.
Financial Operations Overview
We have never generated product revenues, and we do not expect to generate product revenues until the FDA approves one of our product candidates, if ever, and we begin marketing and selling it. Subject to the availability of financing, we expect to invest increasingly significant amounts in the furtherance of our current clinical programs and may add additional nonclinical studies and new clinical trials as we explore the potential of our current product candidates in other indications and explore new formulations of Tß4-based product candidates. As we expand our clinical development initiatives, we expect to incur substantial and increasing losses. Accordingly, we will need to generate significant product revenues in order to ultimately achieve and then maintain profitability. Also, we expect that we will need to raise substantial additional capital in order to meet product development requirements. We cannot assure investors that such capital will be available when needed, on acceptable terms, or at all.

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
Share-based payment
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
The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Notes 2 and 7 to the Financial Statements for a further discussion on stock-based compensation and the relative ranges of our historical, underlying assumptions.
Costs of pre-clinical studies and clinical trials
We accrue estimated costs for pre-clinical studies and clinical trials conducted by contract research organizations and participating hospitals. These costs are a significant component of research and development expenses. We accrue costs for pre-clinical studies and clinical trials performed by contract research organizations based on estimates of work performed under the contracts. Costs of setting up hospital sites for participation in trials are accrued immediately. Hospital costs related to patient enrollment are accrued as patients are entered in the trial.

Recent Accounting Pronouncements
In April 2010, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2010-17, “Revenue Recognition—Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby all or a portion of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU No. 2010-17 is not expected to have a material impact on our financial position, results of operations or cash flows.
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
Results of Operations
Comparison of years ended December 31, 2010 and 2009
Revenues. For the year ended December 31, 2010, grant revenue was approximately $850,000 compared to $0 for the year ended December 31, 2009. In May 2010, we were awarded a grant from NIH’s National Heart Lung & Blood Institute (“NHLBI”). This grant was for $1 million per year for three years. During the year ended December 31, 2010, we recognized approximately $117,000 based on costs incurred related to this grant. In addition, in October 2010 we were awarded approximately $733,000 under the Patient Protection and Affordable Care Act as part of an incentive for biotechnology companies. There were no revenue-generating grants or other sources of revenue during 2009.
Expenses — Research and development. For the year ended December 31, 2010, our R&D expenditures decreased by approximately $1.0 million, or 27%, to approximately $2.7 million, from approximately $3.7 million in 2009.
Our outsourced R&D costs, which are costs paid directly to contract research organizations and outside consultants, decreased by approximately $1.0 million, or 47%, to approximately $1.1 million, from approximately $2.1 million. This net decrease is directly related to the conclusion of several clinical trials in early 2009.
In early 2009 we concluded the data evaluation of our Phase 2 trials of RGN-137 to treat patients with pressure ulcers and venous stasis ulcers. We also terminated our Phase 2 trial of RGN-259 to treat patients with corneal defects related to vitrectomy surgery, and we concluded the last cohort of healthy volunteers in our Phase 1 trial of RGN-352 evaluating safety. During the remaining portion of 2009 we were actively enrolling patients in our Phase 2 trial of RGN-137 to treat patients with EB. In contrast, during 2010, we continued our efforts to enroll EB patients and commenced work on our Phase 2 trials with RGN-259 to treat patients with dry eye and our Phase 2 trial to treat AMI patients.
Our internal R&D costs remained relatively unchanged at approximately $1.6 million.
Expenses — General and administrative. For the year ended December 31, 2010, our G&A expenses increased by approximately $0.4 million, or 14%, to approximately $3.2 million, from approximately $2.8 million in 2009. This increase is the result of an increase of approximately $0.4 million in legal fees incurred for the prosecution of our increasing patent portfolio.
Interest Income. For the year ended December 31, 2010, our interest income decreased by approximately $4,000, or 33%, to approximately $8,000, from approximately $12,000 in 2009. The decrease was due to lower average interest-bearing cash balances during 2010.
Liquidity and Capital Resources
We have not commercialized any of our product candidates to date and have incurred significant losses since inception. We have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings, although as discussed below we have recently been awarded government grants and will continue to pursue other governmental funding sources. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.

We incurred a net loss of $5.0 million for the year ended December 31, 2010. We had cash and cash equivalents totaling $3.8 million at December 31, 2010. Based on our current operations, we believe our existing cash resources will be adequate to fund our operations into the second half of 2011, without considering any potential sales of our common stock to LPC or any other sources of capital. If our Phase 2 AMI trial remains on hold or if new drug product (RGN-352) requires re-manufacture, as described elsewhere in this report, we will need to delay the commencement of this trial until additional funding is available. In that event, we project that our current cash resources would support our operations into 2012. In any event, we will continue to have a need for financing, which we may not be able to complete either on favorable terms or at all.
Net Cash Used in Operating Activities. Net cash used in operating activities was approximately $5.0 million and $6.2 million for the years ended December 31, 2010 and 2009, respectively. While our reported net loss for the year ended December 31, 2010 was approximately $5.0 million, it included approximately $0.5 million in non-cash expenses, primarily non-cash share-based compensation, which was offset by approximately $0.5 million of cash used for working capital purposes during 2010. During 2009, approximately $0.7 million in non-cash share based compensation expenses was offset by approximately $0.4 million of cash used for working capital purposes, the net of which reduced the reported net loss for the year of approximately $6.5 million to approximately $6.2 million of cash used in operating activities.
Net Cash Used in Investing Activities. Net cash used in investing activities was approximately $26,000 and $0 for the years ended December 31, 2010 and 2009, respectively. During 2010 we purchased office equipment and furnishings in connection with the relocation of our corporate headquarters, which was our only investing activity during the year.
Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled approximately $4.5 million and $4.9 million for the years ended December 31, 2010 and 2009, respectively. In both periods, these net proceeds result from the issuance of common stock and warrants to purchase common stock as more fully described in Note 7 to our financial statements included in this report.
Future Funding Requirements
The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. During 2009, we completed two Phase 2 clinical trials, closed one additional Phase 2 clinical trial and completed a Phase 1 clinical trial. Currently, we are actively enrolling patients in only a Phase 2 trial, for RGN-137 in EB patients, and we are supporting a physician-sponsored Phase 2 clinical trial of RGN-259 in patients with dry eye. We had intended to commence patient enrollment in a Phase 2 clinical trial of RGN-352 for AMI patients near the end of the first quarter of 2011, but this trial has recently been placed on clinical hold by the FDA pending resolution of certain manufacturing compliance issues at our contract manufacturer. We are unable to estimate when this trial will resume, whether our manufactured RGN-352 will be available for use in that trial or whether it will need to be re-manufactured and at an alternate site.
We project that we currently have sufficient capital resources to continue clinical development, as originally planned, into the second half of 2011, without giving effect any sales of our securities. If our Phase 2 AMI trial remains on hold or if new batches of RGN-352 are required to be manufactured, as described elsewhere in this report, we will need to delay patient enrollment in this trial until additional funding is available. In that event, we project that our current cash resources would support our operations into 2012. In any event, we will require substantial capital resources to continue operations beyond that time.
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
In addition to our obligations under clinical trials, we are committed under an office space lease through January 31, 2013 that requires average base rental payments of approximately $7,300 per month.
Sources of Liquidity
We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings. Our largest stockholder group, which we refer to as Sigma-Tau, has historically provided significant equity capital to us, including private placements of $950,000 in January 2011 and $1.6 million in October 2009. In January 2011, we also raised $500,000 from a registered direct offering of our securities to LPC. During the first half of 2010, we raised approximately $4.5 million from an underwritten public offering of our securities, and during 2009, we raised approximately $3.7 million from a registered direct offering of our securities.
In January 2011, we also entered into a committed equity facility with LPC. We have an effective registration statement for the resale by LPC of the common stock issuable under the facility. If and when we being making draws under the facility, over approximately 30 months thereafter, we will have the right but not the obligation to direct LPC to purchase up to 200,000 shares of common stock every two business days at a purchase price calculated by reference to the prevailing market price of our common stock without any fixed discount, subject to the floor price of $0.15 per share. We may sell up to $11,000,000 worth of shares under the facility. There are no trading volume requirements or restrictions under the facility, and we will control the timing and amount of any sales of our common stock to LPC. Our ability to sell our shares to LPC is also subject to our obtaining all necessary consents, amendments or waivers as may be required, and subject to the shares to be sold having been registered for resale. LPC has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the facility. We can also accelerate the amount of common stock to be purchased under certain circumstances. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages. We may terminate the facility at any time, in our discretion, without any penalty or cost to us.
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
We are also aggressively pursuing government funding and in May 2010 were awarded a grant from the NIH’s National Heart, Lung and Blood Institute to support the requisite nonclinical development of RGN-352 for patients who have suffered a heart attack. These nonclinical activities are being conducted in parallel with our pending Phase 2 clinical trial of RGN-352. Subject to our compliance with the terms and conditions of the grant, we are eligible to receive up to $3.0 million over a three-year period in cost reimbursements for our associated costs incurred for the purposes set forth in the grant. Revenue from the grant will be recorded during the same periods when we incur eligible expenses.
The Patient Protection and Affordable Care Act enacted in 2010 included a new incentive for biotechnology companies like ours, known as the Qualifying Therapeutic Discovery Project grant program. Under this program, small businesses were able to apply for a federal grant in an amount equal to 50% of their eligible investment in qualifying therapeutic discovery projects for 2009 and 2010. Qualifying therapeutic discovery projects included those designed to treat or prevent diseases or conditions by conducting pre-clinical or clinical activities for the purpose of securing FDA approval of a product. We submitted three applications, covering each of our clinical-stage product candidates, and in October 2010 were awarded an aggregate of $733,438 under this program.

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
Other potential sources of outside capital include entering into strategic business relationships, additional issuances of equity securities or debt financing or other similar financial instruments. If we raise additional capital through a strategic business relationship, we may have to give up valuable rights to our intellectual property. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the ownership interest of our existing stockholders may be significantly diluted. In addition, if additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets.
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
Our cash equivalents, which are generally comprised of Federally-insured bank deposits and short-term U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of December 31, 2010, these cash equivalents were $3.8 million. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of December 31, 2010, the change in fair value of our financial instruments would not have been material.

Item 8.	Financial Statements and Supplementary Data.
The financial statements required by this item are included beginning on page 49 of this report.

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
We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2010, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 at the reasonable assurance level.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B.	Other Information.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Executive Officers and Directors
The following table sets forth as of March 15, 2011 the name, age and position of each person who serves as an executive officer or director of our company. There are no family relationships among any of our executive officers or directors, with the exception that Mr. Finkelstein is the first cousin of Dr. Goldstein’s wife.
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

Name	Age	Position
Executive Officers:
Mr. J.J. Finkelstein	59	President, Chief Executive Officer and Director
Mr. C. Neil Lyons	54	Chief Financial Officer
Mr. David R. Crockford	65	Vice President, Clinical and Regulatory Affairs

Directors:
Dr. Allan L. Goldstein	73	Former Chairman, Department of Biochemistry and Molecular Biology, The George Washington University School of Medicine and Health Sciences; Founder, Chairman of the Board and Chief Scientific Advisor
Mr. R. Don Elsey	57	Senior Vice President Finance & Administration and Chief Financial Officer of Emergent BioSolutions, Inc.
Mr. Joseph C. McNay	77	Chairman, Chief Investment Officer and Managing Principal, Essex Investment Management Company
Mr. Mauro Bove	56	Head of Corporate and Business Development and Director, Sigma-Tau Finanziaria S.p.A and certain of its affiliates
Dr. L. Thompson Bowles, M.D.	79	Retired, former thoracic surgeon and former Dean of Medicine and Professor of Surgery, The George Washington University School of Medicine and Health Sciences
Mr. Finkelstein has served as our President and Chief Executive Officer and a member of our Board of Directors since 2002. Mr. Finkelstein also served as our Chief Executive Officer from 1984 to 1989 and as the Vice Chairman of our Board of Directors from 1989 to 1991. Mr. Finkelstein has worked as an executive officer and consultant in the bioscience industry for the past 30 years, including serving from 1989 to 1996 as chief executive officer of Cryomedical Sciences, Inc., a publicly-traded medical device company. Mr. Finkelstein has significant experience in developing early-stage companies. He has been responsible for the regulatory approval and marketing of several medical devices in the U.S. and abroad. Mr. Finkelstein has served on the executive committee of the Board of Directors of the Technology Council of Maryland since 2006, MdBio, Inc. since 1998 and currently chairs the MdBio Foundation, all of which are non-profit entities that support bioscience development and education in the State of Maryland. Mr. Finkelstein received a business degree in finance from the University of Texas. The Board believes that Mr. Finkelstein’s history and long tenure as our Chief Executive Officer positions him to contribute to the Board his extensive knowledge of our company and to provide Board continuity. In addition, the Board believes that his experience at prior companies has provided him with operational and industry expertise, as well as leadership skills that are important to the Board.
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
Mr. Elsey has served as a member of our Board of Directors since September 2010. He has served as senior vice president and chief financial officer of Emergent BioSolutions Inc., a publicly held biopharmaceutical company, since May 2007, and as its chief financial officer since March 2006 and Treasurer since June 2005. Mr. Elsey previously served as vice president, finance of Emergent BioSolutions from June 2005 to May 2007. He served as the director of finance and administration at IGEN International, Inc., a publicly held biotechnology company, and its successor BioVeris Corporation, from April 2000 to June 2005. Prior to joining IGEN, Mr. Elsey served as director of finance at Applera, a genomics and sequencing company, and in several finance positions at International Business Machines, Inc. He received an M.B.A. in finance and a B.A. in economics from Michigan State University. Mr. Elsey is a certified management accountant. The Board believes that Mr. Elsey’s experience as chief financial officer of a public company is particularly valuable to our business in that it positions him to contribute to our board’s and audit committee’s understanding of financial matters.
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
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.
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
Audit Committee and Audit Committee Financial Expert
We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Messrs. McNay and Elsey, and Dr. Bowles. Mr. McNay serves as chairman of the audit committee.
Our board of directors periodically reviews the independence of our audit committee members and has determined that all current members of our audit committee are independent under NYSE Amex listing standards. Although our common stock is no longer listed on the NYSE Amex exchange, we have determined the independence of our audit committee members using the NYSE Amex definitions of independence.
Our board of directors has also determined that each of Mr. McNay and Mr. Elsey qualifies as an audit committee financial expert, as defined in applicable SEC rules.

Item 11.	Executive Compensation.
Summary Compensation Table
The following table shows, for the fiscal years ended December 31, 2010 and 2009, compensation awarded to or paid to, or earned by, our chief executive officer and our two other most highly compensated executive officers during 2010 who were serving as executive officers at December 31, 2010. For purposes of this report, we refer to these officers as the named executive officers.
Of note, our annual rates of compensation for our named executive officers in effect at December 31, 2010 and 2009 remain the same. However, given our limited cash resources during 2009, the named executive officers other than Mr. Crockford had their annual base salaries reduced by 35% for the period from April 1 to September 30, 2009. Consequently, the salary amounts set forth in the following table may differ from the disclosed annual base salaries then in effect.

In return for the 35% salary reduction, Mr. Finkelstein and Mr. Lyons received options to purchase shares of our common stock at an exercise price of $0.57 per share. Effective October 1, 2009, their salaries were restored to the levels in effect at December 31, 2008 and, therefore, the options ceased vesting as of September 30, 2009 but remain exercisable in accordance with the terms of our stock option plan. The number of shares vested and outstanding from these option grants are set forth in the table within the “Outstanding Equity Awards at December 31, 2010” section below.

				Option	All Other
		Salary(1)	Bonus(2)	Awards(3)	Compensation(4)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
J.J. Finkelstein, President and	2010	299,520	—	19,396	18,425	337,341
Chief Executive Officer	2009	244,608	18,720	116,198	13,005	392,531
C. Neil Lyons,	2010	202,537	2,000	15,284	6,886	226,707
Chief Financial Officer	2009	167,093	11,140	74,395	4,999	257,627
David R. Crockford,	2010	210,223	2,000	15,284	10,321	237,828
Vice President, Clinical and Regulatory Affairs	2009	210,223	5,781	—	6,818	222,822

(1)	Reflects base salary before pretax contributions and therefore includes compensation deferred under our 401(k) plan.

(2)	Reflects the payment of discretionary bonus.

(3)	These amounts reflect the aggregate total grant date fair values (computed in accordance with FASB ASC Topic 718) of options granted to executives during the respective fiscal years.

(4)	Primarily reflects our match of executive compensation deferrals into our 401(k) plan, along with supplemental life and disability insurance premiums. None of the individual items exceeded $10,000.
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
Mr. Finkelstein is eligible to receive options to purchase common stock under our equity incentive plans. The decision to grant any such options and the terms of such options are within the discretion of our board of directors or the compensation committee thereof. All vested options are exercisable for a period of time following any termination of Mr. Finkelstein’s employment as may be set forth in the applicable benefit plan or in any option agreement between Mr. Finkelstein and us.
In the event that Mr. Finkelstein’s employment is terminated by us without “cause” or by Mr. Finkelstein for “good reason,” each as defined in his employment agreement, or if Mr. Finkelstein voluntarily terminates his employment within 12 months following a “change in control,” as defined in his employment agreement, then in each case, subject to Mr. Finkelstein’s entering into and not revoking a release of claims in a form acceptable to us, Mr. Finkelstein will be entitled to receive (i) a lump sum severance payment equal to his annual base salary then in effect (or if his base salary is less than the amount in effect as of March 31, 2009, the base salary in effect as of March 31, 2009), plus (ii) any earned bonus, and (iii) if he timely elects and remains eligible for continuation of healthcare benefits, that portion of the continued healthcare premiums that we were paying prior to the date of termination for a period of 12 months, in each case less applicable taxes and withholdings. If Mr. Finkelstein’s employment had been terminated for any of the reasons described in this paragraph as of December 31, 2010, he would have been entitled to receive a lump sum payment of $299,520, less taxes and withholdings, plus continuation of healthcare benefits with a value of $9,204.

In addition, if Mr. Finkelstein’s employment is terminated without “cause,” or if there is a “change in control” event, in each case as defined in either the applicable benefit plan or in Mr. Finkelstein’s employment agreement, then the unvested portion of Mr. Finkelstein’s options outstanding as of December 31, 2010 would accelerate in full.
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
Mr. Lyons is eligible to receive options to purchase common stock under our equity incentive plans. The decision to grant any such options and the terms of such options are within the discretion of our board of directors or the compensation committee thereof. All vested options are exercisable for a period of time following any termination of Mr. Lyons’ employment as may be set forth in the applicable benefit plan or in any option agreement between Mr. Lyons and us.
In the event that Mr. Lyons’ employment is terminated by us without “cause” as defined in his employment agreement, or if Mr. Lyons voluntarily terminates his employment within 12 months following a “change in control,” as defined in his employment agreement, then in each case, subject to Mr. Lyons’ entering into and not revoking a release of claims in a form acceptable to us, Mr. Lyons will be entitled to receive (i) severance payments equal to his annual base salary then in effect, plus (ii) any earned bonus, and (iii) if he timely elects and remains eligible for continuation of healthcare benefits, that portion of the continued healthcare premiums that we were paying prior to the date of termination for a period of 12 months, in each case less applicable taxes and withholdings. If Mr. Lyons’s employment had been terminated for any of the reasons described in this paragraph as of December 31, 2010, he would have been entitled to receive severance payments of $202,537, less taxes and withholdings, plus continuation of healthcare benefits with a value of $17,844.
In addition, if Mr. Lyons’ employment is terminated without “cause,” or if there is a “change in control” event, in each case as defined in either the applicable benefit plan or in Mr. Lyons’ employment agreement, then the unvested portion of Mr. Lyons’ options to purchase 350,000 shares of common stock outstanding as of December 31, 2010 would accelerate in full.
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
Mr. Crockford is eligible to receive options to purchase common stock under our equity incentive plans. The decision to grant any such options and the terms of such options are within the discretion of our board of directors or the compensation committee thereof. All vested options are exercisable for a period of time following any termination of Mr. Crockford’s employment as may be set forth in the applicable benefit plan or in any option agreement between Mr. Crockford and us.
In the event that Mr. Crockford’s employment is terminated by us without “cause” as defined in his employment agreement, or if Mr. Crockford voluntarily terminates his employment within 12 months following a “change in control,” as defined in his employment agreement, then in each case, subject to Mr. Crockford’s entering into and not revoking a release of claims in a form acceptable to us, Mr. Crockford will be entitled to receive (i) severance payments equal to his annual base salary then in effect, plus (ii) any earned bonus, and (iii) if he timely elects and remains eligible for continuation of healthcare benefits, that portion of the continued healthcare premiums that we were paying prior to the date of termination for a period of 12 months, in each case less applicable taxes and withholdings. If Mr. Crockford’s employment had been terminated for any of the reasons described in this paragraph as of December 31, 2010, he would have been entitled to receive severance payments of $210,223, less taxes and withholdings, plus continuation of healthcare benefits with a value of $15,324. In addition, upon a “change in control,” all of Mr. Crockford’s unvested options will accelerate in full, but there is no such acceleration upon a termination without cause.

Outstanding Equity Awards at December 31, 2010
The following table shows certain information regarding outstanding equity awards at December 31, 2010 for the named executive officers, all of which were stock options.

	Number of
	Shares	Number of Shares
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options (#)	Options (#)	Exercise Price	Option
Name	Exercisable	Unexercisable	($)	Expiration Date	Note

Mr. Finkelstein	500,000	—	0.33	1/1/2012
	100,000	—	3.21	4/1/2015
	93,750	31,250	2.34	3/15/2014	(1)
	62,500	62,500	1.15	4/15/2015	(1)
	114,748	—	0.57	4/10/2019
	31,250	93,750	0.76	10/11/2016	(1)
	—	125,000	0.27	07/14/2017	(1)
Mr. Lyons	166,667	33,333	3.10	4/7/2015	(2)
	56,250	18,750	2.34	3/15/2014	(1)
	37,500	37,500	1.50	6/15/2015	(1)
	77,728	—	0.57	4/10/2019
	18,750	56,250	0.76	10/11/2016	(1)
	—	98,500	0.27	07/14/2017	(1)
Mr. Crockford	15,000	—	1.07	7/1/2013
	125,000	—	0.86	1/1/2014
	100,000	—	3.21	4/1/2015
	25,000	—	3.82	5/25/2015
	37,500	12,500	2.15	1/16/2014	(1)
	56,250	18,750	2.34	3/15/2014	(1)
	37,500	37,500	1.15	4/15/2015	(1)
	—	98,500	0.27	07/14/2017	(1)

(1)	This option vests in equal installments on the first four anniversaries of the grant date. In each case these options were granted seven years prior to the listed expiration dates.

(2)	This option vests in equal installments on the first six anniversaries of the grant date which was April 7, 2005.
Post-Employment Compensation
We do not maintain any plans providing for payment or other benefits at, following, or in connection with retirement other than a 401(k) plan made available to all employees. In addition, we do not maintain any non-qualified deferred compensation plans.
Director Compensation
The following table sets forth certain information for the fiscal year ended December 31, 2010 with respect to the compensation of our directors. Mr. Finkelstein’s compensation is disclosed in the Summary Compensation Table above, and he does not receive any additional compensation for his service as a director. Dr. Goldstein is an employee of our company and his compensation as an employee is set forth in the table below. He does not receive any additional compensation for his service as a director.
Each non-employee director is eligible to receive an annual cash retainer of $13,905. The chairman of each of our audit committee and compensation committee is eligible to receive a supplemental annual cash retainer of $10,300. Mr. McNay currently serves as the chairman of the audit committee and Dr. Bowles currently serves as the chairman of the Compensation Committee.
Directors also receive $1,288 for each board meeting attended in person and $412 for each Board meeting attended by telephone. Additionally, members of each committee of the board of directors are eligible to receive $515 for each committee meeting attended, whether in person or by telephone.
Additionally, non-employee directors receive a nonqualified stock option under our equity incentive plan to purchase 20,000 shares of common stock upon their re-election as a director at each annual meeting of stockholders. Newly elected or appointed non-employee directors receive a nonqualified stock option to purchase 40,000 shares of common stock. All options granted to directors under this policy vest over four years, with 25% of the shares underlying the option vesting on the first through fourth anniversaries of the date of grant.

We also reimburse directors for expenses incurred in attending meetings of the board and other events attended on our behalf and at our request.
Director Compensation for Fiscal 2010

	Fees Earned
	or Paid	Option	All Other
	in Cash	Awards	Compensation		Total
Name	($)	($)(1)	($)		($)

Allan Goldstein, Ph.D.	—	15,284	187,460	(2)	202,744
R. Don Elsey	7,726	6,403	—		14,129
L. Thompson Bowles M.D., Ph.D.	28,017	3,103	—		31,120
Joseph McNay	25,028	3,103	—		28,131
Mauro Bove	17,303	3,103	—		20,406
Richard Hindin (3)	21,836	—	—		21,836

(1)
These amounts reflect the aggregate total grant date fair values (computed in accordance with FASB ASC Topic 718) of options granted to directors during 2010. Options held by each Board member as of December 31, 2010, are as follows:

Allan Goldstein, Ph.D.	795,442
R. Don Elsey	40,000
L. Thompson Bowles M.D., Ph.D.	174,843
Joseph McNay	248,024
Mauro Bove	247,155

(2)
In addition to being Chairman of our Board of Directors, Dr. Goldstein also serves as our Chief Scientific Advisor. In this capacity, Dr. Goldstein received a base salary of $187,460 for 2010. Under Dr. Goldstein’s employment agreement, in the event that his employment is terminated by us without “cause,” as defined in his employment agreement, or if he voluntarily terminates his employment within 12 months following a “change in control,” as defined in his employment agreement, then in each case, subject to Dr. Goldstein’s entering into and not revoking a release of claims in a form acceptable to us, Dr. Goldstein will be entitled to receive a lump sum severance payment equal to his annual base salary then in effect, plus any earned bonus as of the date of termination, in each case less applicable taxes and withholdings. Dr. Goldstein is not entitled to receive any continuing health and welfare benefits as part of our severance obligation to him. If Dr. Goldstein’s employment had been terminated for any of the reasons described in this paragraph as of December 31, 2010, he would have been entitled to receive a lump sum payment of $187,460, less taxes and withholdings. Dr. Goldstein is eligible to receive options to purchase common stock under our equity incentive plans. The decision to grant any such options and the terms of such options are within the discretion of our board of directors or the compensation committee. In addition, if Dr. Goldstein’s employment is terminated without “cause,” or if there is a “change in control” event, in each case as defined in either the applicable benefit plan or in Dr. Goldstein’s employment agreement, then the unvested portion of Dr. Goldstein’s options would accelerate in full. All vested options are exercisable for a period of time following any termination of Dr. Goldstein’s employment as may be set forth in the applicable benefit plan or in any option agreement between Dr. Goldstein and us.

(3)	Mr. Hindin’s term as a director ended in July 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information regarding the ownership of our common stock as of March 15, 2011 by (i) each director; (ii) each of the named executive officers; (iii) all executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. The address for all directors and executive officers is c/o RegeneRx Biopharmaceuticals, Inc., 15245 Shady Grove Road, Suite 470, Rockville, MD 20850.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares		Percent of Total

5% Stockholders:

Entities affiliated with Sigma-Tau Finanziaria, S.p.A. Via Sudafrica, 20, Rome, Italy 00144	33,997,378	(2)	40.5%

Named Executive Officers and Other Directors:

J.J. Finkelstein	2,393,386	(3)	3.0%
Allan L. Goldstein	1,958,788	(4)	2.4%
R. Don Elsey	—		*
Joseph C. McNay	1,548,385	(5)	1.9%
Mauro Bove	208,405	(6)	*
L. Thompson Bowles	136,093	(7)	*
C. Neil Lyons	438,978	(8)	*
David R. Crockford	446,250	(7)	*

All directors and executive officers as a group (8 persons)	7,130,285	(9)	8.6%

*	Less than one percent.

(1)
This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 79,860,282 shares of common stock outstanding on March 15, 2010, adjusted as required by rules promulgated by the Securities and Exchange Commission (the “SEC”).

(2)
Consists of 984,615 shares of common stock held of record held by Sigma-Tau Finanziaria, S.p.A. (“Sigma-Tau”); 12,937,111 shares of common stock held of record and 589,481 shares of common stock issuable upon exercise of warrants held by Defiante Farmaceutica S.A. (“Defiante”), a subsidiary of Sigma-Tau, that are exercisable within 60 days of March 15, 2011; 6,348,878 shares of common stock held of record and 1,228,486 shares of common stock issuable upon exercise of warrants held by Taufin International S.A. (“Taufin”), an entity wholly owned by Taufin SPA, which is owned directly by Claudio Cavazza, who directly and indirectly owns 57% of Sigma-Tau, that are exercisable within 60 days of March 15, 2011; and 9,711,407 shares of common stock held of record and 2,197,400 shares of common stock issuable upon exercise of warrants held by Sinaf S.A. (“Sinaf”), an indirect wholly-owned subsidiary of Aptafin S.p.A., which is owned by Paolo Cavazza and members of his family, that are exercisable within 60 days of March 15, 2011. Paolo Cavazza directly and indirectly owns 38% of Sigma-Tau.

(3)
Consists of 1,377,638 shares of common stock held of record by Mr. Finkelstein and 51,000 shares of common stock held of record by Mr. Finkelstein’s daughter over which Mr. Finkelstein shares voting and dispositive power. Also includes 964,748 shares of common stock issuable upon exercise of options exercisable within 60 days of March 15, 2011.

(4)	Consists of 1,336,846 shares of common stock held of record by Dr. Goldstein and 621,942 shares of common stock issuable upon exercise of options exercisable within 60 days of March 15, 2011.

(5)	Consists of 1,339,111 shares of common stock held of record by Mr. McNay and 209,274 shares of common stock issuable upon exercise of options exercisable within 60 days of March 15, 2011.

(6)
Consists of shares of common stock issuable upon exercise of options exercisable within 60 days of March 15, 2011. Mr. Bove is an officer of Sigma-Tau, but he has no beneficial ownership over the reported securities as he has no voting or dispositive power with respect to the securities held by Sigma-Tau and its affiliates described in Note 2 above.

(7)	Consists of shares of common stock issuable upon exercise of options exercisable within 60 days of March 15, 2011.

(8)	Consists of 30,000 shares of common stock held of record by Mr. Lyons and 408,978 shares of common stock issuable upon exercise of options exercisable within 60 days of March 15, 2011.

(9)	Consists of 4,134,595 shares of common stock held of record and 2,995,690 shares of common stock issuable upon exercise of options exercisable within 60 days of March 15, 2011.

Equity Compensation Plan Information
The following table provides information as of December 31, 2010 about the securities authorized for issuance to our employees, directors and other eligible participants under our equity compensation plans, consisting of the Amended and Restated 2000 Stock Option and Incentive Plan and the 2010 Equity Incentive Plan.

Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon exercise	Weighted-average exercise	equity compensation plans
	of outstanding options,	price of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,348,863	$1.37	4,327,500

Equity compensation plans not approved by security holders	—	—	—

Total	5,348,863	$1.37	4,327,500

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Related Party Transactions
The following is a summary of transactions, and series of related transactions, since January 1, 2010 to which we have been or will be a participant, in which the amount involved exceeded or will exceed one percent of the average of our total assets at year end for the last two completed fiscal years and in which any of our executive officers, directors or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest, other than executive and director compensation arrangements, including the employment, termination of employment and change of control arrangements, which are described in the section of this report entitled “Executive Compensation.”
Since January 1, 2010, we have entered into three financing transactions in which Sigma-Tau and its affiliates have participated, as described below. Mauro Bove, one of our directors, is an officer of Sigma-Tau. Each of these transactions was approved by our Board of Directors and our audit committee, following disclosure of Mr. Bove’s potential interests in these transactions.
On May 21, 2010, we completed a public offering of units, consisting of shares of our common stock and warrants to purchase common stock. Sinaf S.A. or Sinaf, which participated in the offering, is a direct wholly-owned subsidiary of Aptafin S.p.A., or Aptafin. Aptafin is owned directly by Paolo Cavazza and members of his family, who directly own 38% of Sigma Tau. Sinaf purchased 240,000 units, consisting of 240,000 shares of common stock and warrants to purchase 96,000 shares of our common stock, for a purchase price of $0.41 per unit, in the public offering on the same terms and conditions as other investors participating in the public offering.
On June 29, 2010, Inverlochy-Consultadoria e Servicos (S.U.) LDA, or Inverlochy, an entity wholly owned by Claudio Cavazza, who directly and indirectly owns 57% of Sigma-Tau, merged with and into Taufin International S.A., or Taufin. Taufin is a direct wholly-owned subsidiary of Taufin SPA. Taufin SPA is owned directly by Claudio Cavazza. As a result of the merger, Taufin became the direct beneficial owner of the warrants and shares of common stock owned by Inverlochy immediately prior to the merger. Also on June 29, 2010, Chaumiere-Consultadoria e Servicos SDC Unipessoal LDA, or Chaumiere, which was an indirect wholly-owned subsidiary of an entity owned by Paolo Cavazza and members of his family, merged with and into Sinaf, and Sinaf thereby became the direct beneficial owner of the warrants and shares of Common Stock owned by Chaumiere immediately prior to the merger.

On January 7, 2011, we issued 925,926 shares of common stock to Defiante Farmaceutica S.A., or Defiante, a subsidiary of Sigma Tau, as well as, 1,296,296 shares to Taufin and 1,296,297 shares to Sinaf, all at a purchase price of $0.27 per share in a private placement. We also issued warrants to each of Defiante, Taufin and Sinaf to purchase 370,370 shares, 518,518 shares and 518,519 shares of our common stock, respectively, at an exercise price of $0.38 per share. The warrants will be exercisable on July 7, 2011 and thereafter until January 7, 2016. We also entered into an agreement with Defiante, Taufin and Sinaf to amend the terms of certain warrants held by them. Under the warrant amendment, all outstanding warrants held by Defiante, Taufin and Sinaf that were issued between March 2006 and December 2008, exercisable for an aggregate of 3,046,453 shares of common stock and with exercise prices between $1.60 per share and $4.06 per share, were amended to reduce their exercise prices to $0.38 per share and to extend their expiration dates to December 31, 2011.
Director Independence
Under NYSE Amex listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board. Although our common stock is no longer listed on the NYSE Amex exchange, we have determined the independence of our directors using the NYSE Amex definitions of independence. Our board consults with counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NYSE Amex, as in effect from time to time.
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his family members, and our company, our senior management and our independent auditors, our board has determined that the following four directors are independent directors within the meaning of the applicable NYSE Amex listing standards: Mr. Elsey, Mr. Bove, Mr. McNay and Dr. Bowles. In making this determination, the board found that none of the these directors had a material or other disqualifying relationship with us. Mr. Finkelstein, our President and Chief Executive Officer, and Dr. Goldstein our Chief Scientific Advisor, are not independent by virtue of their employment with us.
In determining the independence of Mr. Bove, the board of directors took into account the significant ownership of our common stock by Sigma-Tau and its affiliates. The board of directors does not believe that any of the transactions with Sigma-Tau and its affiliates described in this report has interfered or would reasonably be expected to interfere with Mr. Bove’s exercise of independent judgment in carrying out his responsibilities as a director of our company.

Item 14.	Principal Accounting Fees and Services.
The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2010 and 2009 by Reznick Group, P.C., our independent registered public accounting firm. All such fees described below were approved by the audit committee.

	2010	2009
Audit fees	$77,453	$76,000
Tax fees (1)	22,053	25,000

Total Fees	$99,506	$101,000

(1)	Tax fees include the preparation of our corporate federal and state income tax returns.
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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment of Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to Quarterly Report on Form 10-Q (File No. 001-15070) for the quarter ended June 30, 2006 (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

Exhibit No.		Description of Exhibit	Reference*

4.5		Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6		Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.1	^	Amended and Restated 2000 Stock Option and Incentive Plan, as amended	Annex A to the Company’s Proxy Statement on Schedule 14A (File No. 001-15070) (filed May 9, 2008)

10.2	^	2010 Equity Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.3		Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.4		Patent License Agreement — Exclusive, dated January 24, 2001, between the Company and the U.S. Public Health Service	Exhibit 10.1 to Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 001-15070) (filed April 2, 2001)**

10.5		Thymosin Beta 4 License and Supply Agreement, dated January 21, 2004, between the Company and Defiante Farmaceutica S.A.	Exhibit 10.10 to Registration Statement on Form SB-2 (File No. 333-113417) (filed March 9, 2004)**

10.6	^	Second Amended and Restated Employment Agreement, dated March 11, 2009, between the Company and Allan L. Goldstein, as amended	Exhibit 10.4 to Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 30, 2009)

10.7	^	Second Amended and Restated Employment Agreement, dated March 12, 2009, between the Company and J.J. Finkelstein, as amended	Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 15, 2009)

10.8	^	Second Amended and Restated Employment Agreement, dated March 31, 2009, between the Company and C. Neil Lyons, as amended	Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 15, 2009)

10.9	^	Second Amended and Restated Employment Agreement, dated March 31, 2009, between the Company and David Crockford	Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 15, 2009)

10.10		Lease, by and between the Company and The Realty Associates Fund V, L.P., dated December 10, 2009	Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15070) (filed March 31, 2010)

Exhibit No.	Description of Exhibit	Reference*

10.11	Stock Purchase Agreement, dated June 23, 2005	Exhibit 99.2 to Current Report on Form 8-K (File No. 001-15070) (filed June 23, 2005)

10.12	Form of Warrant to Purchase Common Stock, dated March 17, 2006	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed March 7, 2006)

10.13	Registration Rights Agreement, dated December 15, 2006	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed December 18, 2006)

10.14	Form of Warrant to Purchase Common Stock, dated December 18, 2006	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed December 18, 2006)

10.15	Form of Securities Purchase Agreement, dated February 27, 2008	Exhibit 99.1 to Current Report on Form 8-K (File No. 001-15070) (filed February 27, 2008)

10.16	Form of Warrant to Purchase Common Stock, dated February 29, 2008	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed February 27, 2008)

10.17	Form of Securities Purchase Agreement, dated December 10, 2008	Exhibit 99.1 to Current Report on Form 8-K (File No. 001-15070) (filed December 12, 2008)

10.18	Form of Warrant to Purchase Common Stock, dated December 10, 2008	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed December 12, 2008)

10.19	Form of Warrant to Purchase Common Stock dated April 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 16, 2009)

10.20	Securities Purchase Agreement, dated April 13, 2009	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed April 16, 2009)

10.21	Form of Common Stock Purchase Warrant, dated October 5, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 30, 2009)

10.22	Securities Purchase Agreement, dated September 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 30, 2009)

10.23	Form of Warrant, dated October 15, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 5, 2009)

Exhibit No.	Description of Exhibit	Reference*

10.24	Securities Purchase Agreement, dated September 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 5, 2009)

10.25	Representative’s Warrant to Purchase Common Stock, dated May 21, 2010	Exhibit 4.3 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

10.26	Purchase Agreement, dated January 4, 2011	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.27	Registration Rights Agreement, dated January 4, 2011	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.28	Securities Purchase Agreement, dated January 5, 2011	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.29	Warrant to Purchase Common Stock, dated January 7, 2011, issued to Lincoln Park Capital	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.30	Securities Purchase Agreement, dated January 5, 2011, by and between the Company and Defiante Farmaceutica S.A.	Exhibit 10.4 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.31	Securities Purchase Agreement, dated January 5, 2011, by and between the Company and Taufin International S.A.	Exhibit 10.5 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.32	Securities Purchase Agreement, dated January 5, 2011, by and between the Company and Sinaf S.A.	Exhibit 10.6 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.33	Form of Warrant to Purchase Common Stock, dated January 7, 2011, issued to the Sigma-Tau Purchasers	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.34	Omnibus Warrant Amendment Agreement, dated January 5, 2011	Exhibit 4.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

Exhibit No.	Description of Exhibit	Reference*

23.1	Consent of Reznick Group, P.C.	Filed herewith

24.1	Powers of Attorney	Included on signature page

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith***

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith***

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

RegeneRx Biopharmaceuticals, Inc. (Registrant)
Date: March 31, 2011	By:	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer

	By:	/s/ C. Neil Lyons
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

Name	Title	Date

/s/ Allan L. Goldstein	Chairman of the Board,	March 31, 2011

Allan L. Goldstein	Chief Scientific Advisor, and Director

/s/ J.J. Finkelstein	President, Chief Executive Officer, and Director	March 31, 2011

J.J. Finkelstein	(Principal Executive Officer)

/s/ C. Neil Lyons	Chief Financial Officer and Treasurer	March 31, 2011

C. Neil Lyons	(Principal Financial Officer and Principal Accounting Officer)

/s/ R. Don Elsey	Director	March 31, 2011

R. Don Elsey

/s/ Joseph C. McNay	Director	March 31, 2011

Joseph C. McNay

/s/ Mauro Bove	Director	March 31, 2011

Mauro Bove

/s/ L. Thompson Bowles	Director	March 31, 2011

L. Thompson Bowles

RegeneRx Biopharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
RegeneRx Biopharmaceuticals, Inc.
We have audited the accompanying balance sheets of RegeneRx Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has experienced negative cash flows from operations since inception and is dependent upon future financing in order to meet its planned operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ REZNICK GROUP, P.C.
Vienna, Virginia
March 31, 2011

RegeneRx Biopharmaceuticals, Inc.
Balance Sheets

	December 31,	December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$3,790,352	$4,355,768
Grant receivable	10,703	—
Prepaid expenses and other current assets	384,806	196,546

Total current assets	4,185,861	4,552,314
Property and equipment, net of accumulated depreciation of $107,907 and $98,171	24,940	8,492
Other assets	17,255	22,948

Total assets	$4,228,056	$4,583,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$185,643	$140,206
Accrued expenses	430,996	740,198

Total current liabilities	616,639	880,404

Commitments	—	—

Stockholders’ equity
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.001 per share, 200,000,000 shares authorized, 73,531,578 shares issued and outstanding as of December 31, 2010; 100,000,000 shares authorized, 60,406,828 shares issued and outstanding as of December 31, 2009	73,532	60,407
Additional paid-in capital	93,063,201	88,144,347
Accumulated deficit	(89,525,316)	(84,501,404)

Total stockholders’ equity	3,611,417	3,703,350

Total liabilities and stockholders’ equity	$4,228,056	$4,583,754

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Operations

	Years ended December 31,
	2010	2009

Sponsored research revenue	$849,539	$—

Operating expenses
Research and development	2,707,909	3,724,514
General and administrative	3,173,729	2,781,790

Total operating expenses	5,881,638	6,506,304

Loss from operations	(5,032,099)	(6,506,304)

Interest income	8,187	12,444

Net loss	$(5,023,912)	$(6,493,860)

Basic and diluted net loss per common share	$(0.07)	$(0.12)

Weighted average number of common shares outstanding	68,444,011	55,680,525

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Changes in Stockholders’ Equity
Years ended December 31, 2010 and 2009

					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders’
	Shares	Amount	paid-in capital	deficit	income/(loss)	equity

Balance, December 31, 2008	53,622,491	$53,623	$82,550,585	$(78,007,544)	$—	$4,596,664

Issuance of common stock, net of offering costs of $447,933	6,784,337	6,784	4,845,282	—	—	4,852,066
Share-based compensation expense	—	—	748,480	—	—	748,480
Net loss	—	—	—	(6,493,860)	—	(6,493,860)

Balance, December 31, 2009	60,406,828	60,407	88,144,347	(84,501,404)	$—	$3,703,350

Issuance of common stock, net of offering costs of $923,524	13,124,750	13,125	4,444,499	—	—	4,457,624
Share-based compensation expense	—	—	474,355	—	—	474,355
Net loss	—	—	—	(5,023,912)	—	(5,023,912)

Balance, December 31, 2010	73,531,578	$73,532	$93,063,201	$(89,525,316)	$—	$3,611,417

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Cash Flows

	Years ended December 31,
	2010	2009

Operating activities:
Net loss	$(5,023,912)	$(6,493,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,736	16,547
Non-cash share-based compensation	474,355	748,480
Gain on settlement of accrued expenses	(141,016)	(100,000)
Changes in operating assets and liabilities:
Grant receivable	(10,703)	—
Prepaid expenses and other current assets	(188,260)	39,931
Other assets	5,693	(17,255)
Accounts payable	45,437	69,652
Accrued expenses	(168,186)	(415,160)

Net cash used in operating activities	(4,996,856)	(6,151,665)

Investing activities:
Purchase of property and equipment	(26,184)	—

Net cash used in investing activities	(26,184)	—

Financing activities:
Net proceeds from issuance of common stock	4,457,624	4,852,066

Net cash provided by financing activities	4,457,624	4,852,066

Net decrease in cash and cash equivalents	(565,416)	(1,299,599)

Cash and cash equivalents at beginning of year	4,355,768	5,655,367

Cash and cash equivalents at end of year	$3,790,352	$4,355,768

The accompanying notes are an integral part of these financial statements.

1. ORGANIZATION AND BUSINESS
Organization and Nature of Operations. RegeneRx Biopharmaceuticals, Inc. (“RegeneRx”, the “Company”, “We”, “Us”, “Our”), a Delaware corporation, was incorporated in 1982. We are focused on the discovery and development of novel molecules to accelerate tissue and organ repair. Our operations are confined to one business segment: the development and marketing of product candidates based on Thymosin Beta 4 (“Tb4”), an amino acid peptide.
Management Plans to Address Operating Conditions. We have incurred net losses of $5.0 million and $6.5 million for the years ended December 31, 2010 and 2009, respectively. Since inception, and through December 31, 2010, we have an accumulated deficit of $89.5 million and we had cash and cash equivalents of $3.8 million as of December 31, 2010. On January 5, 2011 and January 7, 2011, we raised aggregate net proceeds of $1.4 million from the sale of our securities (See Note 10, Subsequent Events). Based on our current operating plan which includes a Phase 2 trial to evaluate RGN-352 in patients suffering from an acute myocardial infarction (heart attack) or AMI, support of a physician sponsored Phase 2 trial to evaluate RGN-259 in patients suffering from dry eye, and a Phase 2 trial to evaluate RGN-137 in patients suffering from epidermolysis bullosa or EB, we project that our existing capital resources would fund our operations into the second half of 2011, without giving effect to any other financing activities, including any purchases under our recent committed equity facility with Lincoln Park Capital (See Note 10, Subsequent Events). However, in March 2011, we were notified by the U.S. Food and Drug Administration, or FDA, that the Phase 2 AMI trial had been placed on clinical hold pending the resolution of issues at our contract manufacturer relating to compliance with FDA good manufacturing practices. Based on the information available as of the date of these financial statements, we are unable to estimate how long the trial will be on clinical hold. The clinical hold is limited to Good Manufacturing Practice compliance issues at our contract manufacturer and is not related to the manufacture of Tß4 peptide, safety of RGN-352, the trial protocol or our clinical development plan, nor does it affect any of our other clinical trials or drug candidates. If the Phase 2 AMI trial remains on hold or if we are required to have new batches of RGN-352 manufactured for the trial, we would need to delay patient enrollment in this trial until additional funding is available. If we do not resume the trial, we project that our current cash resources would support our operations into early 2012.
We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tb4-based product candidates over multiple indications. We will need substantial additional funds in order to initiate any further preclinical studies or clinical trials, and to fund our operations beyond the second half of 2011. Accordingly, we will have a need for financing and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing or corporate collaboration and licensing arrangements or the sale of our company or certain of our intellectual property rights.
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
Property and Equipment. Property and equipment consists of office furniture and equipment, and is stated at cost and depreciated over the estimated useful lives of the assets (generally two to five years) using the straight-line method. Expenditures for maintenance and repairs which do not significantly prolong the useful lives of the assets are charged to expense as incurred. Depreciation expense was $9,736 and $16,547 for the years ended December 31, 2010 and 2009, respectively.
Impairment of Long-lived Assets. When we record long-lived assets our policy is to regularly perform reviews to determine if and when the carrying value of our long-lived assets becomes impaired. During the two years ended December 31, 2010 we did not report qualifying long-lived assets and therefore no impairment losses were recorded.
Sponsored Research Revenues. We account for non-refundable grants as “Sponsored research revenues” in the accompanying statements of operations. Revenue from non-refundable grants is recognized when the following criteria are met; persuasive evidence of an arrangement exists, services have been rendered and the underlying costs incurred, the contract price is fixed or determinable, and collectability is reasonably assured. For the year ended December 31, 2010, all of our revenues were received from multiple grants.
Research and Development. Research and development (“R&D”) costs are expensed as incurred and include all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors. Those costs include: manufacturing Tb4; formulation of Tb4 into the various product candidates; stability for both Tb4 and the various formulations; pre-clinical toxicology; safety and pharmacokinetic studies; clinical trial management; medical oversight; laboratory evaluations; statistical data analysis; regulatory compliance; quality assurance; and other related activities. R&D includes cash and non-cash compensation, employee benefits, travel and other miscellaneous costs of our internal R&D personnel, six persons in total, who are wholly dedicated to R&D efforts. R&D also includes a pro-ration of our common infrastructure costs for office space and communications.
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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. We recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2010 and 2009. We have significant net operating loss carryforwards to potentially reduce future federal and state taxable income, and research and experimentation tax credit carryforwards available to potentially offset future federal and state income taxes. Use of our net operating loss and research and experimentation credit carryforwards may be limited due to changes in our ownership as defined within Section 382 of the Internal Revenue Code.
Net Loss Per Common Share. Net loss per common share for the years ended December 31, 2010 and 2009, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 19,337,615 shares and 12,847,964 shares in 2010 and 2009, respectively, reserved for the exercise of outstanding options and warrants.
Share-Based Compensation. We measure share-based compensation expense based on the grant date fair value of the awards which is then recognized over the period which service is required to be provided. We estimate the grant date fair value using the Black-Scholes option-pricing model (“Black-Scholes”). We recognized $474,355 and $748,480 in share-based compensation expense for the years ended December 31, 2010 and 2009, respectively.
Fair Value of Financial Instruments. The carrying amounts of our financial instruments, as reflected in the accompanying balance sheets, approximate fair value. Financial instruments consist of cash and cash equivalents, and accounts payable.
Recent Accounting Pronouncements. In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-17, “Revenue Recognition—Milestone Method (Topic 605) — Milestone Method of Revenue Recognition — a consensus of the FASB Emerging Issues Task Force.” ASU 2010-17 provides guidance to vendors on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We have not yet begun to generate revenues that contain milestone payments. ASU 2010-17 will be reviewed and implemented, if applicable to our revenue arrangements, in the fiscal year in which we begin to generate revenues under such arrangements.
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
Other new pronouncements issued but not effective until after December 31, 2010 are not expected to have a significant effect on our financial position or results of operations.
3. FAIR VALUE MEASUREMENTS
The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 — Quoted prices in active markets for identical assets and liabilities.

•	Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 — Unobservable inputs.
At December 31, 2010 and 2009, we held no qualifying liabilities, and our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds and U.S. Treasury Bills included in Cash and Cash Equivalents valued at $3.8 million and $4.4 million, respectively, using Level 1 inputs.

4. LICENSES, INTELLECTUAL PROPERTY, AND RELATED PARTY TRANSACTIONS
We have an exclusive, worldwide licensing agreement with the National Institutes of Health (“NIH”) for all claims to Tb4 within their broadly-defined patent application. In exchange for this exclusive worldwide license, we must make certain royalty and milestone payments to the NIH. Through December 31, 2010 we have complied with these requirements. No assurance can be given as to whether or when a patent will be issued, or as to any claims that may be included or excluded within the patent. We have also filed numerous additional patent applications covering various compositions, uses, formulations and other components of Tb4, as well as to novel peptides resulting from our research efforts. Some of these patents have issued, while many patent applications are still pending. Minimum annual maintenance fees for each of the years ended December 31, 2010 and 2009 were $25,000, and are expected to amount to approximately $25,000 annually in 2011 and thereafter.
We have also entered into an agreement with a university under the terms of which we have received an exclusive license to technology and intellectual property. The agreement, which is generally cancelable by us, provides for the payment of license fees and/or minimum payments, which are generally creditable against future royalties. Fees paid by the Company amounted to $25,000 for the year ended December 31, 2010. Future minimum annual fees are expected to amount to approximately $25,000. In addition, the agreements provide for payments upon the achievement of certain milestones in product development. The agreement also requires us to fund certain costs associated with the filing and prosecution of patent applications.
All license fees are included in Research and Development in the accompanying statements of operations.
We have entered into a License and Supply Agreement (the “Agreement”) with Defiante Farmaceutica S.A. (“Defiante”) a Portuguese company that is a wholly owned subsidiary of Sigma-Tau, S.p.A., an international pharmaceutical company and an affiliate of Sigma-Tau Finanziaria S.p.A., who together with its affiliates comprise our largest stockholder group (the “Sigma-Tau Group”). This Agreement grants to Defiante the exclusive right to use Tb4 to conduct research and development activities in Europe. Under the Agreement, we will receive fees and royalty payments based on a percentage of specified sales of Tb4-related products by Defiante. The term of the Agreement continues until the later of the expiration of any patents developed under the Agreement, the expiration of marketing rights, or December 31, 2016.
In furtherance of the licensed rights, Sigma-Tau Group funded and managed the RegeneRx-sponsored Phase II dermal wound healing clinical trials in venous stasis ulcers conducted in Italy and Poland that concluded in the first quarter of 2009.
5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
Prepaid expenses and other current assets are comprised of the following:

	December 31,
	2010	2009

Prepaid research and development	$245,498	$—
Legal retainer	100,000	100,000
Prepaid compensation	24,960	24,960
Prepaid insurance	8,596	55,063
Other	5,753	16,523

	$384,806	$196,546

Accrued expenses are comprised of the following:

	December 31,
	2010	2009

Accrued clinical research	$208,515	$496,997
Accrued professional fees	128,847	122,590
Accrued vacation	48,096	35,300
Other	43,538	26,316
Accrued compensation	2,000	28,995
Accrued license fees	—	30,000

	$430,996	$740,198

6. EMPLOYEE BENEFIT PLANS
We have a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code (the “Code”). All employees of the Company are eligible to participate in the plan. The Company matches 100% of each participant’s voluntary contributions, subject to a maximum Company contribution of 4% of the participant’s compensation. The Company’s matching portion totaled $43,280 and $18,269 for the years ended December 31, 2010 and 2009, respectively. In order to conserve cash, the Company discontinued the matching contribution effective June 5, 2009 and reinstated it on March 1, 2010.
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
Share-Based Compensation. We recognized $474,355 and $748,480 in stock-based compensation expense for the years ended December 31, 2010 and 2009, respectively. Given our current estimates of future forfeitures, we expect to recognize the compensation cost related to non-vested options as of December 31, 2010 of $334,000 over the weighted average remaining recognition period of 1.25 years.

Stock Option and Incentive Plans. On July 14, 2010, at our Annual Meeting of Stockholders, our stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). The terms of the 2010 Plan provide for the discretionary grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, other stock awards and performance cash awards to our employees, directors and consultants. At inception of the 2010 Plan, 5,000,000 shares of our common stock were reserved for future issuance.
We previously adopted an equity incentive plan, known as the Amended and Restated 2000 Stock Option and Incentive Plan (the “2000 Plan”). The 2000 Plan has a term of ten years that expired in December 2010. All outstanding option awards granted under the 2000 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such option awards and the terms of the 2000 Plan. Shares remaining available for issuance under the share reserve of the 2000 Plan will not be subject to future awards under the 2010 Plan, and shares subject to outstanding awards under the 2000 Plan that are terminated or forfeited in the future will not be subject to future awards under the 2010 Plan.
The following summarizes share-based compensation expense for the years ended December 31, 2010 and 2009, which was allocated as follows:

	December 31,
	2010	2009

Research and development	$206,427	$369,814
General and administrative	267,928	378,666

	$474,355	$748,480

The following summarizes stock option activity for the years ended December 31, 2010 and 2009:

		Options outstanding
				Weighted
	Shares			average
	available for	Number of	Exercise price	exercise
	grant	shares	range	price

December 31, 2008	2,347,500	4,117,500	$0.27 – 3.82	$1.72
Grants	(1,192,939)	1,192,939	0.57 – 0.76	0.64
Exercises	—	—	—	—
Cancellations	396,327	(396,327)	0.57 – 2.59	0.82

December 31, 2009	1,550,888	4,914,112	0.28 – 3.82	1.53
Grants	(672,500)	672,500	0.27 – 0.28	0.27
Exercises	—	—	—	—
Newly authorized	5,000,000	—	—	—
Cancellations	(1,550,888)	(237,749)	0.46 – 3.21	1.52

December 31, 2010	4,327,500	5,348,863	$0.27 – $3.82	$1.37

Vested and expected to vest at December 31, 2010		5,075,220

Exercisable at December 31, 2010		3,716,153

The following summarizes information about stock options outstanding at December 31, 2010:

	Outstanding options			Exercisable options
		Weighted-			Weighted-
		average	Weighted-		average	Weighted-
	Number of	remaining	average	Number of	remaining	average
	shares	contractual	exercise	shares	contractual	exercise
Range of exercise prices	outstanding	life (in years)	price	exercisable	life (in years)	price

$0.27 – $0.86	2,691,363	4.3	$0.44	1,709,488	3.2	$0.45
$1.07 – $1.93	812,500	4.0	$1.32	558,750	3.8	$1.36
$2.02 – $2.68	845,000	3.3	$2.26	481,250	3.4	$2.30
$3.00 – $3.82	1,000,000	4.4	$3.19	966,665	4.4	$3.19

	5,348,863	4.1	$1.37	3,716,153	3.6	$1.54

Intrinsic value of in-the-money options, using the December 31, 2010 closing price of $0.22	$—			$—

Determining the Fair Value of Options. We use the Black-Scholes valuation model to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price and volatility of our common stock. We used the following forward-looking range of assumptions to value each stock option granted to employees, directors and consultants during the years ended December 31, 2010 and 2009:

	2010	2009

Dividend yield	0.0%	0.0%
Risk free rate of return	1.47 – 1.76%	1.9 – 2.3%
Expected life in years	4.75	4.75 – 5.38
Volatility	70%	71 – 72%
Forfeitures	2.61%	2.61%
Our dividend yield assumption is based on the fact that we have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. Our risk-free interest rate assumption is based on yields of U.S. Treasury notes in effect at the date of grant. Our expected life represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the Securities and Exchange Commission (“SEC”) guidance provided in the SEC’s Staff Accounting Bulletin 107 (“SAB 107”), using a “simplified” method. The Company has used the simplified method and will continue to use the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. Our volatility assumption is based on reviews of the historical volatility of our common stock. We estimate forfeiture rates at the time of grant and adjust these estimates, if necessary, periodically based on the extent to which future actual forfeitures differ, or are expected to differ, from such estimates. Accordingly, we have estimated forfeiture percentages for the unvested portion of previously granted awards that remain outstanding at the date of adoption and for awards granted subsequent to the date of adoption. Forfeitures are estimated based on the demographics of current option holders and standard probabilities of employee turnover. Using Black-Scholes and these factors, the weighted average fair value of stock options granted to employees and directors was $0.16 for the year ended December 31, 2010 and $0.39 for the year ended December 31, 2009.
We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.
Warrants to Purchase Common Stock
The following table summarizes our warrant activity for 2010 and 2009:

		Warrants outstanding
			Weighted
			average
	Number of	Exercise price	exercise
	shares	range	price

December 31, 2008	5,249,091	$1.60 – $4.06	$2.80
Grants	3,129,011	0.91 – 1.12	1.10
Exercises	—	—	—
Cancellations	(444,250)	4.06	4.06

December 31, 2009	7,933,852	0.91 – 4.06	2.01
Grants	6,054,900	0.45 – 0.56	0.55
Exercises	—	—	—
Cancellations	—	—	—

December 31, 2010	13,988,752	$0.45 – $4.06	$1.38

8. INCOME TAXES
Significant components of the Company’s deferred tax assets at December 31, 2010 and 2009 and related valuation reserves are presented below:

	December 31,
	2010	2009

Deferred tax assets:

Net operating loss carryforwards	$15,890,000	$16,988,000
Research and development tax credit carryforward	1,836,000	1,710,000
Charitable contribution carryforward	37.000	37,000
Accrued vacation	17,000	8,000
Accrued expenses	83.000	163,000
Amortization	4,000	5,000
Depreciation	—	1,000
Non-cash share based compensation	980,000	975,000

	18,847,000	19,887,000
Less — valuation allowance	(18,847,000)	(19,887,000)

Net deferred tax asset	$—	$—

A full valuation allowance has been provided at December 31, 2010 and 2009 to reserve for deferred tax assets, as it appears more likely than not that net deferred tax assets will not be realized.
At December 31, 2010, we had net operating loss carryforwards for income tax purposes of approximately $40.3 million, which are available to offset future federal and state taxable income, if any, and, research and development tax credit carryforwards of approximately $1.8 million. The carryforwards, if not utilized, will expire in increments through 2030.
The Code imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in Section 382 of the Code. During 2009, the Company completed a preliminary study to compute any limits on the net operating losses and credit carryforwards for purposes of Section 382. It was determined that the Company experienced a cumulative change in ownership, as defined by the regulations, in 2002. This change in ownership triggers an annual limitation on the Company’s ability to utilize certain U.S. federal and state net operating loss carryforwards and research tax credit carryforwards, resulting in the potential loss of approximately $9.8 million of net operating loss carryforwards and $0.2 million in research credit carryforwards. The Company has reduced the deferred tax assets associated with these carryforwards in its balance sheet at December 31, 2010 and 2009. While the Company has not formally updated the study conducted during 2009, it has less formally reviewed the equity transactions executed during 2009 and 2010 and believes that the future utilization of net operating losses and tax credits presented above may be further compromised under the provisions of Section 382.
The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2010 and 2009, due to the following:

	December 31,
	2010	2009

Tax benefit at statutory rate	$(1,700,000)	$(2,213,000)
State taxes	(274,000)	(354,000)
Permanent M-1s	259,000	339,000
Limited/expired net operating loss carryforwards	2,881,000	3,546,000
Limited/expired research and development tax credit carryforward	59,000	120,000
Research and development tax credit carryforward	(185,000)	(202,000)
Change in valuation allowance	(1,040,000)	(1,236,000)

	$—	$—

As discussed in Note 2, we recognize the effect of income tax positions only if those positions more likely than not of being sustained. At December 31, 2010 and 2009, we had no gross unrecognized tax benefits. We do not expect any significant changes in unrecognized tax benefits over the next 12 months. In addition, we did not recognize any interest or penalties related to uncertain tax positions at December 31, 2010 and 2009.
The 2001 through 2010 tax years generally remain subject to examination by federal and most state tax authorities. In addition, we would remain open to examination for earlier years if we were to utilize net operating losses or tax credit carryforwards that originated prior to 2007.

9. COMMITMENTS
Lease. Our rent expense, related solely to office space, for 2010 and 2009 was $102,838 and $91,183, respectively. We are committed under an office space lease that expires on January 31, 2013 that requires the following approximate annual lease payments: $94,000, $98,000 and $8,000 for the years ending December 31, 2011 through 2013, respectively.
Employment Continuity Agreements. We have entered into employment contracts with our executive officers which provide for severance if the executive is dismissed without cause or under certain circumstances after a change of control in our ownership. At December 31, 2010 these obligations, if triggered, could amount to a maximum of approximately $900,000 in the aggregate.
10. SUBSEQUENT EVENTS
On January 4, 2011 and January 5, 2011, we, entered into two purchase agreements and a registration rights agreement with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”). In addition to the agreements entered into with LPC, on January 5, 2011, we entered into securities purchase agreements for a private placement with affiliates of Sigma-Tau Group, our largest stockholder.
Purchase Agreements with Lincoln Park Capital Fund, LLC
On January 5, 2011, we entered into a securities purchase agreement with LPC, pursuant to which we sold in a registered direct offering 1,851,852 shares of our common stock to LPC at a price per share of $0.27, for gross proceeds of $500,000 before offering expenses (the “Registered Offering”). As part of the Registered Offering, we also issued to LPC, for no additional consideration, a warrant to purchase 740,741 shares of common stock at an exercise price of $0.38 per share (the “LPC Warrant”). Subject to certain ownership limitations, the LPC Warrant will be exercisable beginning on July 7, 2011 and will expire on January 7, 2016. The exercise price of the LPC Warrant is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.
The Registered Offering was made pursuant to an S-3 shelf registration statement on (SEC File No. 333-150675), which was declared effective by the SEC on May 16, 2008, pursuant to a prospectus supplement filed with the SEC on January 7, 2011.
The Registered Offering closed on January 7, 2011. No discounts or placement agent fees are payable in connection with the Registered Offering, and the Company expects to use the proceeds from the Registered Offering for preclinical and clinical development of the Company’s drug candidates and for general corporate purposes, including working capital.
On January 4, 2011, we and LPC also entered into a committed equity facility (the “LPC Equity Facility”), together with a Registration Rights Agreement (the “Registration Rights Agreement”), whereby we have the right to sell to LPC up to $11,000,000 of our common stock over a 30-month period (any such shares sold being referred to as the “Purchase Shares”). Under the Registration Rights Agreement, we filed a registration statement related to the transaction with the SEC covering the Purchase Shares and the Additional Commitment Shares (as defined below), which was declared by the SEC on February 11, 2011. We will generally have the right, but not the obligation, over a 30-month period, to direct LPC to periodically purchase the Purchase Shares in specific amounts under certain conditions. The purchase price for the Purchase Shares will be the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In no event, however, will the Purchase Shares be sold to LPC at a price of less than $0.15 per share.
In consideration for entering into the LPC Equity Facility, we issued to LPC 958,333 shares of common stock as an initial commitment fee (the “Initial Commitment Shares”) and are required to issue up to 958,333 shares of common stock as additional commitment shares on a pro rata basis (the “Additional Commitment Shares”) as we direct LPC to purchase our shares under the Equity Facility over the term of the agreement. The LPC Equity Facility may be terminated by us at any time at our discretion without any cost to us. The proceeds that may be received by us under the LPC Equity Facility are expected to be used for preclinical and clinical development of our drug candidates and for general corporate purposes, including working capital.

Under the LPC Equity Facility, we have agreed that, subject to certain exceptions, we will not, during the term of the LPC Equity Facility, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “Variable Rate Transaction,” which means a transaction in which we:
• issue or sell any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of common stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of common stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to our business or the market for the common stock; or
• enter into any agreement, including, but not limited to, an equity line of credit, whereby we may sell securities at a future determined price.
We have also agreed to indemnify LPC against certain losses resulting from our breach of any of our representations, warranties or covenants under the agreements with LPC.
Purchase Agreements with Affiliates of Sigma-Tau Group
On January 5, 2011, we entered into three separate securities purchase agreements (each, a “Sigma-Tau Purchase Agreement” and together, the “Sigma-Tau Purchase Agreements”) with affiliates of Sigma-Tau Group, our largest stockholder (the “Sigma-Tau Purchasers”), with respect to the private placement (the “Private Placement”) of an aggregate of 3,518,519 shares of common stock (the “Sigma-Tau Shares”) at a price per share of $0.27, for gross proceeds of $950,000. No discounts or placement agent fees are payable in connection with the Private Placement, and we intend to use the net proceeds of the Private Placement for working capital and other general corporate purposes.
In connection with the Private Placement, we also issued to the Sigma-Tau Purchasers warrants (the “Sigma-Tau Warrants”) to purchase an aggregate of 1,407,407 additional shares of common stock at an exercise price of $0.38 per share. The Sigma-Tau Warrants will be exercisable beginning on July 7, 2011 and will expire on January 7, 2016. The exercise price of the Sigma-Tau Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The Private Placement closed on January 7, 2011.
Warrant Amendment Agreement with Affiliates of Sigma-Tau Group
In connection with the Private Placement, on January 5, 2011, we and the Sigma-Tau Purchasers entered into an agreement (the “Warrant Amendment”) to amend the terms of certain outstanding warrants held by the holders of such warrants (the “Holders”). Under the Warrant Amendment, all outstanding warrants held by the Holders that were issued between March 2006 and December 2008, exercisable for an aggregate of 3,046,453 shares of Common Stock and with exercise prices between $1.60 per share and $4.06 per share, were amended to reduce their exercise prices to $0.38 per share and to extend their expiration dates to December 31, 2011.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment of Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to Quarterly Report on Form 10-Q (File No. 001-15070) for the quarter ended June 30, 2006 (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

Exhibit No.		Description of Exhibit	Reference*

4.4		Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5		Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6		Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.1	^	Amended and Restated 2000 Stock Option and Incentive Plan, as amended	Annex A to the Company’s Proxy Statement on Schedule 14A (File No. 001-15070) (filed May 9, 2008)

10.2	^	2010 Equity Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.3		Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.4		Patent License Agreement — Exclusive, dated January 24, 2001, between the Company and the U.S. Public Health Service	Exhibit 10.1 to Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 001-15070) (filed April 2, 2001)**

10.5		Thymosin Beta 4 License and Supply Agreement, dated January 21, 2004, between the Company and Defiante Farmaceutica S.A.	Exhibit 10.10 to Registration Statement on Form SB-2 (File No. 333-113417) (filed March 9, 2004)**

10.6	^	Second Amended and Restated Employment Agreement, dated March 11, 2009, between the Company and Allan L. Goldstein, as amended	Exhibit 10.4 to Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 30, 2009)

10.7	^	Second Amended and Restated Employment Agreement, dated March 12, 2009, between the Company and J.J. Finkelstein, as amended	Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 15, 2009)

10.8	^	Second Amended and Restated Employment Agreement, dated March 31, 2009, between the Company and C. Neil Lyons, as amended	Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 15, 2009)

10.9	^	Second Amended and Restated Employment Agreement, dated March 31, 2009, between the Company and David Crockford	Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 15, 2009)

Exhibit No.	Description of Exhibit	Reference*

10.10	Lease, by and between the Company and The Realty Associates Fund V, L.P., dated December 10, 2009	Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15070) (filed March 31, 2010)

10.11	Stock Purchase Agreement, dated June 23, 2005	Exhibit 99.2 to Current Report on Form 8-K (File No. 001-15070) (filed June 23, 2005)

10.12	Form of Warrant to Purchase Common Stock, dated March 17, 2006	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed March 7, 2006)

10.13	Registration Rights Agreement, dated December 15, 2006	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed December 18, 2006)

10.14	Form of Warrant to Purchase Common Stock, dated December 18, 2006	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed December 18, 2006)

10.15	Form of Securities Purchase Agreement, dated February 27, 2008	Exhibit 99.1 to Current Report on Form 8-K (File No. 001-15070) (filed February 27, 2008)

10.16	Form of Warrant to Purchase Common Stock, dated February 29, 2008	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed February 27, 2008)

10.17	Form of Securities Purchase Agreement, dated December 10, 2008	Exhibit 99.1 to Current Report on Form 8-K (File No. 001-15070) (filed December 12, 2008)

10.18	Form of Warrant to Purchase Common Stock, dated December 10, 2008	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed December 12, 2008)

10.19	Form of Warrant to Purchase Common Stock dated April 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 16, 2009)

10.20	Securities Purchase Agreement, dated April 13, 2009	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed April 16, 2009)

10.21	Form of Common Stock Purchase Warrant, dated October 5, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 30, 2009)

10.22	Securities Purchase Agreement, dated September 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 30, 2009)

Exhibit No.	Description of Exhibit	Reference*

10.23	Form of Warrant, dated October 15, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 5, 2009)

10.24	Securities Purchase Agreement, dated September 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 5, 2009)

10.25	Representative’s Warrant to Purchase Common Stock, dated May 21, 2010	Exhibit 4.3 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

10.26	Purchase Agreement, dated January 4, 2011	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.27	Registration Rights Agreement, dated January 4, 2011	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.28	Securities Purchase Agreement, dated January 5, 2011	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.29	Warrant to Purchase Common Stock, dated January 7, 2011, issued to Lincoln Park Capital	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.30	Securities Purchase Agreement, dated January 5, 2011, by and between the Company and Defiante Farmaceutica S.A.	Exhibit 10.4 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.31	Securities Purchase Agreement, dated January 5, 2011, by and between the Company and Taufin International S.A.	Exhibit 10.5 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.32	Securities Purchase Agreement, dated January 5, 2011, by and between the Company and Sinaf S.A.	Exhibit 10.6 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.33	Form of Warrant to Purchase Common Stock, dated January 7, 2011, issued to the Sigma-Tau Purchasers	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.34	Omnibus Warrant Amendment Agreement, dated January 5, 2011	Exhibit 4.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

Exhibit No.	Description of Exhibit	Reference*

23.1	Consent of Reznick Group, P.C.	Filed herewith

24.1	Powers of Attorney	Included on signature page

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith***

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith***

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