Form 10-Q
period 2011-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2011-05-16
CIK 707511

Securities and Exchange Commission
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
79,860,282 shares of common stock, par value $0.001 per share, were outstanding as of May 10, 2011.

RegeneRx Biopharmaceuticals, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2011

Part I — Financial Information

Item 1.	Financial Statements
RegeneRx Biopharmaceuticals, Inc.
Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,909,804	$3,790,352
Grant receivable	3,845	10,703
Prepaid expenses and other current assets	218,267	384,806

Total current assets	4,131,916	4,185,861
Property and equipment, net of accumulated depreciation of $110,450 and $107,907	23,481	24,940
Other assets	11,503	17,255

Total assets	$4,166,900	$4,228,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$314,697	$185,643
Accrued expenses	372,923	430,996

Total current liabilities	687,620	616,639

Commitments	—	—

Stockholders’ equity
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.001 per share, 200,000,000 shares authorized; 79,860,282 issued and outstanding as of March 31, 2011; 73,531,578 issued and outstanding as of December 31, 2010	79,860	73,532
Additional paid-in capital	94,521,105	93,063,201
Accumulated deficit	(91,121,685)	(89,525,316)

Total stockholders’ equity	3,479,280	3,611,417

Total liabilities and stockholders’ equity	$4,166,900	$4,228,056

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Operations
(unaudited)

	Three Months ended March 31,
	2011	2010
Sponsored research revenue	$602,457	$—

Operating expenses:
Research and development	1,514,785	470,434
General and administrative	685,059	678,068

Total operating expenses	2,199,844	1,148,502

Loss from operations	(1,597,387)	(1,148,502)

Interest income	1,018	2,793

Net loss	$(1,596,369)	$(1,145,709)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	79,438,368	60,406,828

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Cash Flows
(unaudited)

	For the Three Months ended March 31,
	2011	2010

Operating activities:
Net loss	$(1,596,369)	$(1,145,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,543	3,273
Non-cash share-based compensation	65,617	131,844
Gain on settlement of accrued liabilities	—	(141,016)
Changes in operating assets and liabilities:
Grants receivable	6,858	—
Prepaid expenses and other current assets	166,539	(28,620)
Other assets	5,752	5,693
Accounts payable	129,054	37,512
Accrued expenses	(58,073)	(10,531)

Net cash used in operating activities	(1,278,079)	(1,147,554)

Investing activities:
Purchase of property and equipment	(1,084)	(18,224)

Net cash used in investing activities	(1,084)	(18,224)

Financing activities:
Net proceeds from the issuance of common stock	1,398,615	—

Net cash provided by financing activities	1,398,615	—

Net increase (decrease) in cash and cash equivalents	119,452	(1,165,778)

Cash and cash equivalents at beginning of period	3,790,352	4,355,768

Cash and cash equivalents at end of period	$3,909,804	$3,189,990

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Notes to Financial Statements
For the three months ended March 31, 2011 and 2010 (Unaudited)
1. organization, business overview and basis of presentation
Organization and Nature of Operations.
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
Management Plans to Address Operating Conditions.
We have incurred net losses of $5.0 million for the years ended December 31, 2010 and $1.6 million for the three months ended March 31, 2011. Since inception, and through March 31, 2011, we have an accumulated deficit of $91.1 million and we had cash and cash equivalents of $3.9 million as of March 31, 2011. On January 5, 2011 and January 7, 2011, we raised aggregate net proceeds of $1.4 million from the sale of our securities (See Note 6, Stockholders’ Equity). Given the uncertainties surrounding if or when the U.S. Food and Drug Administration’s clinical hold on our Phase 2 trial to evaluate RGN-352 in patients suffering from an acute myocardial infarction will be removed, and our limited financial resources, we have put the Phase 2 trial on hold pending resolution of the regulatory issues and access to sufficient capital resources and are focusing our current efforts on the development of RGN-259 for ophthalmic indications. Based on our current operating plan, which includes designing and commencing a Phase 2 trial to evaluate RGN-259 in patients suffering from dry eye, support of a separate physician-sponsored Phase 2 trial to evaluate RGN-259 in patients suffering from dry eye, and completing a Phase 2 trial to evaluate RGN-137 in patients suffering from epidermolysis bullosa, or EB, we project that our existing capital resources would fund our operations into the fourth quarter of 2011, without giving effect to any other financing activities, including any purchases under our recent committed equity facility with Lincoln Park Capital (See Note 6, Stockholders’ Equity).
We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We will need substantial additional funds in order to initiate any further preclinical studies or clinical trials, and to fund our operations beyond the fourth quarter of 2011. Accordingly, we have a need for financing and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing or corporate collaboration and licensing arrangements or the sale of our company or certain of our intellectual property rights.
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
Basis of Presentation. The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the SEC, for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP. The accounting policies underlying our unaudited interim financial statements are consistent with those underlying our audited annual financial statements. These unaudited interim financial statements should be read in conjunction with the audited annual financial statements as of and for the year ended December 31, 2010, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”).
The accompanying December 31, 2010 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or any other future period.
References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”) in June 2009.
Subsequent events have been evaluated through the filing date of these unaudited financial statements.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period, and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for clinical trial accruals and share-based arrangements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

Sponsored Research Revenues.
We account for non-refundable grants as “Sponsored research revenues” in the accompanying statements of operations. Revenues are recognized when persuasive evidence of an arrangement exists, the associated research or other services have been performed, the related underlying costs are incurred, the contract price is fixed or determinable and collectibility is reasonably assured.
Research and Development.
Research and development (“R&D”) costs are expensed as incurred and include all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors. Those costs include: manufacturing Tß4; formulation of Tß4 into the various product candidates; stability for both Tß4 and the various formulations; pre-clinical toxicology; safety and pharmacokinetic studies; clinical trial management; medical oversight; laboratory evaluations; statistical data analysis; regulatory compliance; quality assurance; and other related activities. R&D includes cash and non-cash compensation, employee benefits, travel and other miscellaneous costs of our internal R&D personnel, seven persons in total, who are wholly dedicated to R&D efforts. R&D also includes a pro-ration of our common infrastructure costs for office space and communications.
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
Recent Accounting Pronouncements.
For a discussion of recent accounting pronouncements please refer to Note 2 “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in the Annual Report. We did not adopt any new accounting pronouncements during the three months ended March 31, 2011 that had a material impact on our financial statements.
2. Net Loss per Common Share
Net loss per common share for the three-month periods ended March 31, 2011 and 2010, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 20,879,931 shares and 12,847,963 shares for the three months ended March 31, 2011 and 2010, respectively, reserved for the exercise of outstanding options and warrants.

3. Stock-Based Compensation
We measure stock-based compensation expense based on the grant date fair value of the awards which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model and amortize that cost over the expected term of the grant. We recognized $65,617 and $131,844 in stock-based compensation expense for the three months ended March 31, 2011 and 2010, respectively. We expect to recognize the compensation cost related to non-vested options as of March 31, 2011 of $268,587 over the weighted average remaining recognition period of 1.25 years.
We did not grant any stock options during the three months ended March 31, 2011 and 2010.
4. Income Taxes
As of March 31, 2011, there have been no material changes to our uncertain tax positions disclosures as provided in Note 8 of the Annual Report. We do not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2012.
5. Fair Value Measurements
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
At March 31, 2011, we held no qualifying liabilities, and our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds and U.S. Treasury Bills included in Cash and Cash Equivalents valued at $3.9 million, using Level 1 inputs.
6. Stockholders’ Equity
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
Purchase Agreements with Lincoln Park Capital Fund, LLC
On January 5, 2011, we entered into a securities purchase agreement with LPC, pursuant to which we sold in a registered direct offering 1,851,852 shares of our common stock to LPC at a price per share of $0.27, for gross proceeds of $500,000 before offering expenses (the “Registered Offering”). As part of the Registered Offering, we also issued to LPC, for no additional consideration, a warrant to purchase 740,741 shares of common stock at an exercise price of $0.38 per share (the “LPC Warrant”). Subject to certain ownership limitations, the LPC Warrant will be exercisable beginning on July 7, 2011 and will expire on January 7, 2016. The exercise price of the LPC Warrant is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The warrants were valued using the Black-Scholes option-pricing model as of the closing date and accounted for in permanent equity. The estimated fair value of the warrants at the date of issuance was approximately $65,000.

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
In connection with the Private Placement, we also issued to the Sigma-Tau Purchasers warrants (the “Sigma-Tau Warrants”) to purchase an aggregate of 1,407,407 additional shares of common stock at an exercise price of $0.38 per share. The Sigma-Tau Warrants will be exercisable beginning on July 7, 2011 and will expire on January 7, 2016. The exercise price of the Sigma-Tau Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The Private Placement closed on January 7, 2011. The warrants were valued using the Black-Scholes option-pricing model as of the closing date and accounted for in permanent equity. The estimated fair value of the warrants at the date of issuance was approximately $124,000.
Warrant Amendment Agreement with Affiliates of Sigma-Tau Group
In connection with the Private Placement, on January 5, 2011, we and the Sigma-Tau Purchasers entered into an agreement (the “Warrant Amendment”) to amend the terms of certain outstanding warrants held by the holders of such warrants (the “Holders”). Under the Warrant Amendment, all outstanding warrants held by the Holders that were issued between March 2006 and December 2008, exercisable for an aggregate of 3,046,453 shares of Common Stock and with exercise prices between $1.60 per share and $4.06 per share, were amended to reduce their exercise prices to $0.38 per share and to extend their expiration dates to December 31, 2011. The Black-Scholes option-pricing model was used to value the warrant amendment as of the closing date, which was accounted for in permanent equity. The estimated fair value of the warrant amendment was approximately $40,000.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Part I., Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the words “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “may” or other similar expressions. In addition, any statements that refer to projections of our future financial performance, our clinical development programs and schedules, our future capital resources and funding requirements, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We cannot guarantee that we will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make, including those described under “Risk Factors” set forth below in Part II., Item 1A. In addition, any forward-looking statements we make in this document speak only as of the date of this report, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.
Business Overview
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
In addition to our four pharmaceutical product candidates, we are also pursuing the commercial development of peptide fragments and derivatives of Tß4 for potential cosmeceutical use. These fragments are amino acid sequences, and variations thereof, within the Tß4 molecule that have demonstrated activity in several in vitro preclinical research studies that we have sponsored. We believe the biological activities of these fragments may be useful, for example, in developing novel cosmeceutical products for the anti-aging market. Our strategy is to collaborate with another company to develop cosmeceutical formulations based on these peptides.

Development of Product Candidates
RGN-259
We recently reported that in a second dry eye study conducted by Ora, Inc. using their Preclinical CAESM Murine (mouse) Model, four active concentrations of RGN-259 were compared to three control groups, consisting of a negative control (vehicle) and two positive controls (doxycycline and Restasis™). The mice were treated for a total period of ten days following the inducement of moderate, and then severe, dry eye. In the moderate dry eye phase of the study, after six days of treatment, two concentrations of RGN-259 showed a statistically significant reduction in corneal fluorescein staining, a method used to determine the extent of damage to the cornea, which returned to near baseline (normal) levels. At this stage of the study, RGN-259 reduced corneal staining more than both positive controls, and the reduction with RGN-259 was statistically significant compared to treatment with doxycycline. After inducement of severe dry eye in the same mice, treatment continued for four additional days and RGN-259 again showed a statistically significant reduction in corneal staining compared to both the negative control and Restasis™. RGN-259 also reduced corneal staining more than doxycycline, although it was not statistically significant.
This study confirms and expands upon a previous study that also showed a statistically significant reduction of corneal staining back to near baseline levels in a similar animal model. We believe these two dry eye animal studies, along with previous positive results in humans that showed the ability of RGN-259 to repair non-healing corneal ulcers, with no observed adverse safety events, provide a solid foundation to support clinical development of this product candidate. As such, we have contracted with Ora, Inc. to manage a Phase 2 clinical trial with RGN-259 in dry eye patients, which we expect to be conducted during the second half of 2011, with data to be reported by the end of the year.
Separately, we are continuing to support a small physician-sponsored clinical trial in patients with dry eye, in order to evaluate RGN-259’s ability to repair and regenerate damaged ophthalmic tissues in a heterogeneous group of patients. Our support includes manufacturing and supplying RGN-259 for the trial and providing regulatory and clinical guidance.
RGN-352
During 2009, we completed a Phase 1 clinical trial evaluating the safety of RGN-352 in 60 healthy subjects. Based on the results of this Phase 1 trial and extensive preclinical efficacy data published in peer-reviewed journals, we had taken steps to initiate a Phase 2 clinical trial to evaluate RGN-352’s ability to salvage and regenerate damaged cardiac tissue and improve cardiac function after an acute myocardial infarction, or AMI, commonly known as a heart attack. We were scheduled to begin enrolling patients near the end of the first quarter of 2011, but in March 2011 we were notified by the FDA that the trial had been placed on clinical hold pending the resolution of certain compliance issues at the contract manufacturer supplying RGN-352. Based on available information, we are unable to estimate the length of time that the trial will be on clinical hold. The clinical hold is limited to Good Manufacturing Practices at the contract manufacturer and is not related to the manufacture of Tß4 peptide, safety of RGN-352, the trial protocol or our clinical development plan, nor does it affect any of our other clinical trials or drug candidates.
In light of the recent positive data from animal studies using our ophthalmic drug candidate RGN-259 discussed above, the uncertainties surrounding if or when the FDA’s clinical hold on our Phase 2 AMI trial will be lifted, and our limited financial resources, we have put the Phase 2 AMI trial on hold pending resolution of the regulatory issues and access to sufficient capital resources and are focusing our current efforts on the development of RGN-259 for ophthalmic indications.
Preclinical research published in the scientific journals Neuroscience and the Journal of Neurosurgery indicates that RGN-352 may also prove useful for patients with multiple sclerosis, or MS, as well as stroke and traumatic brain injury. In these studies, the administration of Tß4 resulted in regeneration of neuronal tissue and improvement of neurological function.

Based on this preclinical research, depending on our resources, and if regulatory issues regarding our current supply of RGN-352 are resolved or we are able to separately procure cGMP-compliant clinical trial material, we may also support a proposed physician-sponsored Phase 1/2 clinical trial to be conducted at a major U.S. medical center to evaluate the therapeutic potential of RGN-352 in patients with MS. We are planning to supply RGN-352 and provide clinical and regulatory guidance for the trial, which we currently estimate will commence in early 2012.
RGN-137
We are evaluating the use of RGN-137 in the treatment of patients with epidermolysis bullosa, or EB, which is a genetic defect that results in fragile skin and other epithelial tissues that can blister at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. A portion of this trial was funded by a grant from the FDA. Despite the small patient population with EB, we continue to enroll patients in this Phase 2 trial and will close enrollment in the trial by the end of 2011. Once we complete our Phase 2 EB trial, we will analyze the data in conjunction with our two other completed Phase 2 trials of RGN-137, along with preclinical data indicating Tß4’s ability to reduce scarring, at which time we will further evaluate our strategy for the clinical development of RGN-137.
Financial Operations Overview
We intend to use our existing capital resources to fund our ongoing research and development activities; however, we may not be able to complete all of our active trials and those we intend to initiate or support in 2011 and 2012 without additional funding. We project that our existing capital resources will be sufficient to support our operations into the fourth quarter of 2011, without giving effect to any other financing activities, including any sales of our common stock to Lincoln Park Capital, or LPC, under our committed equity facility described in this report.
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
Critical Accounting Policies
In Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 31, 2011, which we refer to as the Annual Report, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our Annual Report.
Results of Operations
Comparison of the three months ended March 31, 2011 and 2010
Revenues. For the three months ended March 31, 2011, grant revenue was approximately $602,000 compared to $0 for the same period in 2010. In May 2010, we were awarded a grant from NIH’s National Heart Lung & Blood Institute (“NHLBI”). This grant was for $1 million per year for three years. During the three months ended March 31, 2011, we recognized approximately $602,000 in revenue based on costs incurred related to this grant. There were no revenue-generating grants or other sources of revenue during the same period in 2010.
R&D Expenses. For the three months ended March 31, 2011, our R&D expenses increased by approximately $1.0 million, or 222%, to $1.5 million from approximately $470,000 for the same period in 2010. The increase was primarily the result of two new activities in 2011 that were not active during the first quarter of 2010. During the three months ended March 31, 2011, we were actively working towards the initiation of our Phase 2 clinical trials evaluating RGN-352 in AMI patients, and commissioned the manufacturing of additional Tß4 for clinical trials. In total, these two activities accounted for the full increase in R&D expenses of $1.0 million.

G&A Expenses. For the three months ended March 31, 2011, our G&A expenses increased by approximately $7,000, or 1%, to approximately $685,000, from approximately $678,000 for the same period in 2010. There were no significant changes in G&A activities between the two periods.
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
We incurred net losses of $5.0 million and $1.6 million for the year ended December 31, 2010 and the three months ended March 31, 2011, respectively. We had cash and cash equivalents totaling $3.9 million and $3.8 million at March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, we had an accumulated deficit of $91.1 million. We intend to maintain tight cost controls and continue to operate under a closely monitored budget approved by the Board of Directors until sufficient funding is obtained to enable expanded research activities. Based on our current operations and planned clinical development initiatives, we believe our cash resources will be adequate to fund our operations into the fourth quarter of 2011, without considering any potential sales of our common stock to LPC or any other sources of capital. Accordingly, we continue to have a need for financing, which we may not be able to complete either on favorable terms or at all.
Cash Flows for the Three Months Ended March 31, 2011 and 2010
Our net cash used in operating activities was approximately $1.3 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively. In both periods, the net cash used in operating activities was primarily the result of our net losses during the periods. Included in these net losses were non-cash expenses related to employee stock compensation and depreciation of $68,000 and $135,000 for the three months ended March 31, 2011 and 2010, respectively. Also included in the net loss for the three months ended March 31, 2010 was a $141,000 non-cash gain upon the settlement of accrued liabilities. Finally, changes in working capital resulted in net cash inflows of approximately $250,000 during the three months ended March 31, 2011, as opposed to net cash inflows of approximately $4,000 for the same period in 2010, During the three months ended March 31, 2011, we spent approximately $1,000 for the purchase of furniture and equipment, which was our only investing activity during the period, as compared with purchases of furniture and equipment of approximately $18,000 for the same period in 2010. During the three months ended March 31, 2011, we raised net proceeds from the sale of equity securities of approximately $1.4 million, with no financing activities during the same period in 2010.

Future Funding Requirements
The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, we are actively enrolling patients in one Phase 2 trial, for RGN-137 in EB patients, supporting a small physician-sponsored study of RGN-259, and preparing to initiate a Phase 2 study of RGN-259. We had intended to commence patient enrollment in a Phase 2 clinical trial of RGN-352 for AMI patients near the end of the first quarter of 2011, but this trial has been placed on clinical hold by the FDA pending resolution of certain manufacturing compliance issues at our contract manufacturer. In light of recent positive data in animal studies with RGN-259, the uncertainties surrounding if or when the clinical hold on our Phase 2 AMI trial will be lifted, and our limited financial resources, we have put the AMI trial on hold pending resolution of the regulatory issues and access to sufficient capital resources and are focusing our current efforts on the development of RGN-259 for ophthalmic indications.
Even with this change in our clinical development priorities, we currently do not have sufficient capital resources to continue clinical development beyond the fourth quarter of 2011 without additional capital. As described below, we have access to a committed equity facility with LPC, but our ability to draw on the facility is subject to a number of limitations, including our stock price, as described in “Risk Factors—Risks Related to Our Liquidity and Need for Financing—We may not be able to access the full amounts available under the LPC committed equity facility.” Therefore, even if we were able to sell shares of our common stock under the LPC facility, based on our current stock price the amount of proceeds we would be able to raise would not extend our capital resources significantly beyond the fourth quarter of 2011.
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
In January 2011, we also entered into a committed equity facility with LPC. We have an effective registration statement for the resale by LPC of the common stock issuable under the facility. If and when we being making draws under the facility, over approximately 30 months thereafter, we will have the right but not the obligation to direct LPC to purchase up to 200,000 shares of common stock every two business days at a purchase price calculated by reference to the prevailing market price of our common stock without any fixed discount, subject to the floor price of $0.15 per share. We may sell up to $11,000,000 worth of shares under the facility, although based on our current stock price we would not be able to access the full amounts available under the facility. There are no trading volume requirements or restrictions under the facility, and we will control the timing and amount of any sales of our common stock to LPC. Our ability to sell our shares to LPC is also subject to our obtaining all necessary consents, amendments or waivers as may be required, and subject to the shares to be sold having been registered for resale. LPC has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the facility. We can also accelerate the amount of common stock to be purchased under certain circumstances. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages. We may terminate the facility at any time, in our discretion, without any penalty or cost to us.

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
Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2011, these cash equivalents were $3.9 million. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of March 31, 2011, the change in fair value of our financial instruments would not have been material.

Item 4.	Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based upon this evaluation, management has concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
b) Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Risks Related to Our Liquidity and Need for Financing
Before giving effect to any potential sales of our securities, we estimate that our existing capital resources will only be sufficient to fund our operations into the fourth quarter of 2011.
We intend to use our existing capital resources to fund our ongoing research and development activities; however, we may not be able to complete all of our active trials and those we intend to initiate and support in 2011 and 2012 without additional funding. We project that our existing capital resources will support our operations into the fourth quarter of 2011, without giving effect to any other financing activities, including any purchases under a committed equity facility that we recently entered into with Lincoln Park Capital, as described below.
Our 2011 research initiatives include commencing a Phase 2 clinical trial in patients with dry eye using RGN-259, supporting a small physician-sponsored clinical trial in patients with dry eye by providing RGN-259 for the trial and regulatory and clinical guidance, and completing our ongoing Phase 2 trial of RGN-137 in patients with EB. We had previously begun a Phase 2 clinical trial in the second half of 2010 to evaluate our product candidate RGN-352’s ability to salvage and regenerate damaged cardiac tissue and improve cardiac function after an AMI. We were scheduled to begin enrolling patients near the end of the first quarter of 2011, but in March 2011 we were notified by the FDA that the trial had been placed on clinical hold pending the resolution of compliance issues at our contract manufacturer. In light of the recent positive data in animal studies with RGN-259, the uncertainties surrounding if or when the clinical hold on our Phase 2 AMI trial will be lifted, and our limited financial resources, we have put the AMI trial on hold pending resolution of the regulatory issues and access to sufficient capital resources and are focusing our current efforts on the development of RGN-259 for ophthalmic indications.
Depending on our resources, and if regulatory issues with RGN-352 are resolved, we may also continue to support a proposed physician-sponsored Phase 1/2 clinical trial to evaluate the therapeutic potential of RGN-352 in patients with multiple sclerosis, which we currently estimate will commence in 2012.
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
In addition, we have only registered 15,000,000 shares of our common stock for sale to LPC. Assuming a purchase price of $0.20 per share, the closing sale price of our common stock on May 11, 2011, and the issuance to LPC of 15,000,000 shares, which would be comprised of 14,743,113 shares purchased at $0.20 per share and 256,887 shares issued as additional pro rata commitment shares for no additional consideration, the proceeds to us would only be $2.9 million. In the event we elect to issue more than 15,000,000 shares, we would be required to file a new registration statement and have it declared effective by the SEC before selling such additional shares.
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
We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of March 31, 2011, our accumulated deficit totaled approximately $91.1 million.
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

Our common stock is quoted on the over-the-counter market, which subjects us to the SEC’s penny stock rules and may decrease the liquidity of our common stock.
Our common stock is traded over-the-counter on the OTC Bulletin Board. Over-the-counter markets are generally considered to be less efficient than, and not as broad as, a stock exchange. There may be a limited market for our stock now that it is quoted on the OTC Bulletin Board, trading in our stock may become more difficult and our share price could decrease. Specifically, you may not be able to resell your shares of common stock at or above the price you paid for such shares or at all.
In addition, our ability to raise additional capital may be impaired because of the less liquid nature of the over-the-counter markets. While we cannot guarantee that we would be able to complete an equity financing on acceptable terms, or at all, we believe that dilution from any equity financing while our shares are quoted on an over-the-counter market would likely be substantially greater than if we were to complete a financing while our common stock is traded on a national securities exchange. Further, we are unable to use short-form registration statements on Form S-3 for the registration of our securities, which could impair our ability to raise additional capital as needed.
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
The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. We estimate that our existing capital resources, without giving effect to any proceeds that we may receive from sales of our securities to LPC or otherwise, will only be sufficient to fund our operations into the fourth quarter of 2011. If we are unable to obtain sufficient financing in the near term, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.
Risks Related to Our Business and Operations
Our pending Phase 2 clinical trial of RGN-352 was recently placed on clinical hold by the FDA and we are unsure when, if ever, we will be able to resume this trial.
In the second half of 2010, we began a phase 2 clinical trial to evaluate RGN-352 in patients who have suffered an acute myocardial infarction, or AMI. We had planned to begin enrolling patients near the end of the first quarter of 2011. However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with Good Manufacturing Practices. Ultimately, the FDA could prohibit us from using any of the active drug or placebo manufactured by our manufacturer, which would require us to either have new material manufactured by the manufacturer, in the event that the FDA’s concerns are addressed, or we would be required to identify a new manufacturer. In the event a new manufacturer is needed, significant preparatory time and procedures would be required before the new manufacturer would be able to manufacture RGN-352 for the AMI trial. Since we are unable to estimate the length of time that the trial will be on clinical hold, or to determine whether a new manufacturer will ultimately be needed, we have elected to temporarily cease activities on this trial until the FDA clinical hold is resolved and the requisite funding might be secured. Consequently, there can be no assurance that we will be able to timely resume or complete this trial, if at all.

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
With respect to our product candidate RGN-259, there are also numerous ophthalmic companies developing drugs for corneal wound healing and other outside-of-the-eye diseases and injuries. Amniotic membranes have been successfully used to treat corneal wounds in certain cases, as have topical steroids and antibacterial agents.
We have initially targeted our product candidate RGN-352 for cardiovascular indications. Most large pharmaceutical companies and many smaller biomedical companies are vigorously pursuing the development of therapeutics to treat patients after heart attacks and for other cardiovascular indications.

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
For the period from January 1, 2010 through March 31, 2011, the closing price of our common stock has ranged from $0.20 to $0.68, with an average daily trading volume of approximately 149,000 shares. We expect the trading volume of our common stock to decline further in light of our recent delisting from the NYSE Amex exchange. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:
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
Our officers, directors and principal stockholders together control approximately 43% of our outstanding common stock. Included in this group is Sigma-Tau and its affiliates, which together hold outstanding shares representing approximately 38% of our outstanding common stock. A portion of the shares of common stock currently held by Sigma-Tau and its affiliates are subject to voting agreements under which our Board controls the voting power of such stock. We cannot assure you that such voting agreements would prevent Sigma-Tau and its affiliates from taking actions not in your best interests and effectively exercising control over us. These voting agreements expire periodically through September 2012. After their expiration, we will have no control over the voting of these shares controlled by Sigma-Tau, including with respect to the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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
As of the date of this report, there are outstanding options to purchase an aggregate of 5,348,863 shares of our common stock at exercise prices ranging from $0.27 per share to $3.82 per share and outstanding warrants to purchase 15,531,068 shares of our common stock at a weighted average exercise price of $0.77 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts, including our committed equity facility with LPC.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to the Company’s Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

Exhibit No.	Description of Exhibit	Reference*

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.6 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith***

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith***

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

RegeneRx Biopharmaceuticals, Inc. (Registrant)
Date: May 16, 2011	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer (On Behalf of the Registrant)

Date: May 16, 2011	/s/ C. Neil Lyons
C. Neil Lyons
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)