Form 10-Q
period 2011-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2011-08-05
CIK 707511

Securities and Exchange Commission
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
79,961,902 shares of common stock, par value $0.001 per share, were outstanding as of August 4, 2011.

RegeneRx Biopharmaceuticals, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2011

Part I — Financial Information

Item 1.	Financial Statements
RegeneRx Biopharmaceuticals, Inc.
Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,286,206	$3,790,352
Grant receivable	580,964	10,703
Prepaid expenses and other current assets	132,940	384,806

Total current assets	3,000,110	4,185,861
Property and equipment, net of accumulated depreciation of $112,670 and $107,907	21,261	24,940
Other assets	11,503	17,255

Total assets	$3,032,874	$4,228,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$227,594	$185,643
Accrued expenses	801,642	430,996

Total current liabilities	1,029,236	616,639

Commitments	—	—

Stockholders’ equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	—	—
Common stock, par value $.001 per share, 200,000,000 shares authorized; 79,961,902 issued and outstanding as of June 30, 2011; 73,531,578 issued and outstanding as of December 31, 2010	79,962	73,532
Additional paid-in capital	94,577,567	93,063,201
Accumulated deficit	(92,653,891)	(89,525,316)

Total stockholders’ equity	2,003,638	3,611,417

Total liabilities and stockholders’ equity	$3,032,874	$4,228,056

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Operations
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Sponsored research revenue	$588,575	$11,129	$1,191,032	$11,129

Operating expenses:
Research and development	1,470,741	527,618	2,985,526	998,052
General and administrative	650,540	855,671	1,335,599	1,533,739

Total operating expenses	2,121,281	1,383,289	4,321,125	2,531,791

Loss from operations	(1,532,706)	(1,372,160)	(3,130,093)	(2,520,662)

Interest income	500	1,720	1,518	4,513

Net loss	$(1,532,206)	$(1,370,440)	$(3,128,575)	$(2,516,149)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted average number of common shares outstanding	79,870,332	66,105,924	79,655,544	63,272,119

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Cash Flows

(Unaudited)

	For the Six Months ended June 30,
	2011	2010

Operating activities:
Net loss	$(3,128,575)	$(2,516,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,763	5,398
Non-cash share-based compensation	103,580	244,590
Gain on settlement of accrued liabilities	—	(141,016)
Changes in operating assets and liabilities:
Grants receivable	(570,261)	(11,129)
Prepaid expenses and other current assets	251,866	25,991
Other assets	5,752	5,693
Accounts payable	41,951	131,603
Accrued expenses	370,646	7,682

Net cash used in operating activities	(2,920,278)	(2,247,337)

Investing activities:
Purchase of property and equipment	(1,084)	(22,406)

Net cash used in investing activities	(1,084)	(22,406)

Financing activities:
Net proceeds from issuance of common stock	1,417,216	4,505,251

Net cash provided by financing activities	1,417,216	4,505,251

Net (decrease) increase in cash and cash equivalents	(1,504,146)	2,235,508

Cash and cash equivalents at end of period	3,790,352	4,355,768

Cash and cash equivalents at beginning of period	$2,286,206	$6,591,276

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Notes to Financial Statements
For the three and six months ended June 30, 2011 and 2010 (Unaudited)
1. Organization, Business Overview and Basis of Presentation
Organization and Nature of Operations.
RegeneRx Biopharmaceuticals, Inc. (“RegeneRx”, the “Company”, “We”, “Us”, “Our”), a Delaware corporation, was incorporated in 1982. We are focused on the discovery and development of novel molecules to accelerate tissue and organ repair. Our operations are confined to one business segment: the development and marketing of product candidates based on Thymosin Beta 4 (“Tβ4”), an amino acid peptide.
Management Plans to Address Operating Conditions.
We have incurred net losses of $5.0 million for the year ended December 31, 2010 and $3.1 million for the six months ended June 30, 2011. Since inception, and through June 30, 2011, we have an accumulated deficit of $92.7 million and we had cash and cash equivalents of $2.3 million as of June 30, 2011. Given the uncertainties surrounding if or when the U.S. Food and Drug Administration’s clinical hold on our Phase 2 trial to evaluate RGN-352 in patients suffering from an acute myocardial infarction will be removed, and our limited financial resources, we have put the Phase 2 trial on hold pending resolution of the regulatory issues and access to sufficient capital resources and are focusing our current efforts on the development of RGN-259 for ophthalmic indications. Based on our current operating plan, which includes designing and commencing a Phase 2 trial to evaluate RGN-259 in patients suffering from dry eye, support of a separate physician-sponsored Phase 2 trial to evaluate RGN-259 in patients suffering from dry eye, and completing a Phase 2 trial to evaluate RGN-137 in patients suffering from epidermolysis bullosa, or EB, we project that our existing capital resources would fund our operations into the fourth quarter of 2011, without giving effect to any other financing activities, including any purchases under our committed equity facility with Lincoln Park Capital (See Note 6, Stockholders’ Equity).
We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tβ4-based product candidates over multiple indications. We will need substantial additional funds in order to initiate any further preclinical studies or clinical trials, and to fund our operations beyond the fourth quarter of 2011. Accordingly, we have a need for financing and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing or corporate collaboration and licensing arrangements or the sale of our company or certain of our intellectual property rights.
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
The accompanying December 31, 2010 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or any other future period.
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

Sponsored Research Revenues.
We account for non-refundable grants as “Sponsored research revenues” in the accompanying statements of operations. Revenues are recognized when persuasive evidence of an arrangement exists, the associated research or other services have been performed, the related underlying costs are incurred, the contract price is fixed or determinable and collectability is reasonably assured.
Research and Development.
Research and development (“R&D”) costs are expensed as incurred and include all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors. Those costs include: manufacturing Tβ4; formulation of Tβ4 into the various product candidates; stability for both Tβ4 and the various formulations; pre-clinical toxicology; safety and pharmacokinetic studies; clinical trial management; medical oversight; laboratory evaluations; statistical data analysis; regulatory compliance; quality assurance; and other related activities. R&D includes cash and non-cash compensation, employee benefits, travel and other miscellaneous costs of our internal R&D personnel, seven persons in total, who are wholly dedicated to R&D efforts. R&D also includes a pro-ration of our common infrastructure costs for office space and communications.
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
Recent Accounting Pronouncements.
For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies—Recent Accounting Pronouncements,” in the Annual Report. We did not adopt any new accounting pronouncements during the six months ended June 30, 2011 that had or are expected to have a material impact on our financial statements.
2. Net Loss per Common Share
Net loss per common share for the three and six-month periods ended June 30, 2011 and 2010, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 20,679,931 shares and 18,902,863 in 2011 and 2010, respectively, reserved for the exercise of outstanding options and warrants.

3. Stock-Based Compensation
We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model and amortize that cost over the expected term of the grant. We recognized $37,963 and $112,746 in stock-based compensation expense for the three months ended June 30, 2011 and 2010, respectively. We recognized $103,580 and $244,590 in stock-based compensation expense for the six months ended June 30, 2011 and 2010, respectively. We expect to recognize the compensation cost related to non-vested options as of June 30, 2011 of $230,624 over the weighted average remaining recognition period of 1.16 years.
We did not grant any stock options during the six months ended June 30, 2011 or 2010.
4. Income Taxes
As of June 30, 2011, there have been no material changes to our uncertain tax positions disclosures as provided in Note 8 of the Annual Report. We do not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2012.
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
At June 30, 2011, we held no qualifying liabilities, and our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds and U.S. Treasury Bills included in Cash and Cash Equivalents valued at $2.3 million, using Level 1 inputs.
6. Stockholders’ Equity
On January 4, 2011, we and Lincoln Park Capital Fund, LLC (“LPC”) entered into a committed equity facility (the “LPC Equity Facility”), together with a Registration Rights Agreement (the “Registration Rights Agreement”), whereby we have the right to sell to LPC up to $11,000,000 of our common stock over a 30-month period (any such shares sold being referred to as the “Purchase Shares”). Under the Registration Rights Agreement, we filed a registration statement related to the transaction with the SEC covering the Purchase Shares and the Additional Commitment Shares (as defined below), which was declared effective by the SEC on February 11, 2011. We will generally have the right, but not the obligation, over a 30-month period that commenced in April 2011, to direct LPC to periodically purchase the Purchase Shares in specific amounts under certain conditions. The purchase price for the Purchase Shares will be the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In no event, however, will the Purchase Shares be sold to LPC at a price of less than $0.15 per share.

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
During the three months ended June 30, 2011 we sold 100,000 shares of common stock to LPC as Purchase Shares for $18,600 in net proceeds. We also issued 1,620 Additional Commitment Shares in connection with this purchase.

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
This study confirms and expands upon a previous study that also showed a statistically significant reduction of corneal staining back to near baseline levels in a similar animal model. We believe these two dry eye animal studies, along with previous positive results in humans that showed the ability of RGN-259 to repair non-healing corneal ulcers, with no observed adverse safety events, provide a solid foundation to support clinical development of this product candidate. As such, we have contracted with Ora, Inc. to manage a Phase 2 clinical trial with RGN-259 in dry eye patients, which we expect to be conducted during the second half of 2011, with preliminary data to be reported in October 2011 and the study to be completed by the end of the year.
Separately, we are continuing to support a small physician-sponsored Phase 2 clinical trial in patients with dry eye, in order to evaluate RGN-259’s ability to repair and regenerate damaged ophthalmic tissues in a group of patients with more severe dry eye. Our support includes manufacturing and supplying RGN-259 for the trial and providing regulatory and clinical guidance.
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
In light of the positive data from animal studies using our ophthalmic drug candidate RGN-259 discussed above, the uncertainties surrounding if or when the FDA’s clinical hold on our Phase 2 AMI trial will be lifted, and our limited financial resources, we have delayed the Phase 2 AMI trial pending resolution of the regulatory issues and access to sufficient capital resources and are focusing our current efforts on the development of RGN-259 for ophthalmic indications.

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
Results of Operations
Comparison of the three months ended June 30, 2011 and 2010
Revenues. For the three months ended June 30, 2011, grant revenue was approximately $589,000 compared to $11,000 for the same period in 2010. In May 2010, we were awarded a grant from NIH’s National Heart Lung & Blood Institute (“NHLBI”). This grant was for $1 million per year for three years. During the three months ended June 30, 2011, we recognized approximately $589,000 in revenue based on costs incurred related to this grant. There were relatively minor revenue-generating activities under this grant during the same period in 2010, as it had just been recently awarded.

R&D Expenses. For the three months ended June 30, 2011, our R&D expenses increased by approximately $943,000, or 179%, to $1.5 million from approximately $528,000 for the same period in 2010. During the three months ended June 30, 2011 we engaged a contract research organization to commence a Phase 2 trial in dry eye patients and incurred $350,000 in costs. We also commissioned a manufacturing run of additional Tß4 during the first quarter of 2011 and incurred $415,000 of costs during the second quarter. We also wound down the activities associated with our Phase 2 trial in heart attack patients that was placed on clinical hold at the end of March 2011, incurring costs of $78,000. No comparable activities were underway during the same period in 2010. Finally, during the three months ended June 30, 2010, we adjusted some accrued cost estimates downward by approximately $100,000. In total, these activities accounted for the full period-over-period increase in R&D expenses of $943,000.
G&A Expenses. For the three months ended June 30, 2011, our G&A expenses decreased by approximately $204,000, or 24%, to approximately $651,000, from approximately $856,000 for the same period in 2010. Approximately $160,000 of this decrease was due to a reduction in our costs associated with our intellectual property, as we reduced our patent prosecution efforts, focusing on our most beneficial patents. The remaining $45,000 decrease was due to a reduction in non-cash compensation expense associated with stock options granted in prior periods.
Comparison of the six months ended June 30, 2011 and 2010
Revenue. We recognized approximately $1.2 million in revenue for the six months ended June 30, 2011 from the NIH grant awarded in May 2010, compared to $11,000 for the same period in 2010. The revenue recognized was based on the costs incurred during the period related to this grant. There were relatively minor revenue-generating activities under this grant during the same period in 2010, as it had just been recently awarded.
R&D Expenses. For the six months ended June 30, 2011, our R&D expenses increased by approximately $2.0 million, or 200%, to approximately $3.0 million from approximately $1.0 million for the same period in 2010. During the six months ended June 30, 2011 we engaged a contract research organization to execute a preclinical dry eye study and to commence a Phase 2 trial in dry eye patients and incurred approximately $400,000 in costs. We also commissioned a manufacturing run of additional Tß4 for approximately $840,000. We also incurred costs of approximately $660,000 associated with our Phase 2 trial of RGN-352 that has been placed on clinical hold. No comparable activities were underway during the same period in 2010. Finally, during the same period in 2010, we adjusted some accrued cost estimates downward by approximately $100,000. In total, these activities accounted for the full increase in R&D expenses of $2.0 million.
G&A Expenses. For the six months ended June 30, 2011, our G&A expenses decreased by approximately $200,000, or 13%, to approximately $1.3 million from approximately $1.5 million for the same period in 2010. Approximately $200,000 of this decrease was due to a reduction in our patent prosecution costs as described above. In addition, approximately $66,000 in cost decreases were due to a reduction in non-cash compensation expense associated with stock options, with an offsetting cost increase during 2011 associated with our external investor relations firm, which was not engaged during the same period in 2010.

Liquidity and Capital Resources
Overview
We have not commercialized any of our product candidates to date and have incurred significant losses since inception. We have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings, although as discussed below we were awarded a government grant in 2010 and intend to apply for additional federal cash grants and tax credits. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.
We incurred net losses of $5.0 million and $3.1 million for the year ended December 31, 2010 and the six months ended June 30, 2011, respectively. We had cash and cash equivalents totaling $2.3 million and $3.8 million at June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, we had an accumulated deficit of $92.7 million. We intend to maintain tight cost controls and continue to operate under a closely monitored budget approved by the Board of Directors until sufficient funding is obtained to enable expanded research activities. Based on our current operations and planned clinical development initiatives, we believe our cash resources will be adequate to fund our operations into the fourth quarter of 2011, without considering any potential sales of our common stock to LPC or any other sources of capital. Accordingly, we continue to have a need for financing, which we may not be able to complete either on favorable terms or at all.
Cash Flows for the Six Months Ended June 30, 2011 and 2010
Our net cash used in operating activities was approximately $2.9 million and $2.2 million for the six months ended June 30, 2011 and 2010, respectively, an increase of approximately $0.7 million in net cash used. In both periods, the net cash used in operating activities was primarily the result of our net losses during the periods, which increased by approximately $0.6 million during the six months ended June 30, 2011 as compared with the same period in 2010. Changes in elements of working capital resulted in net additional cash outflows of approximately $100,000 during the six months ended June 30, 2011, as compared to the same period in 2010, During the six months ended June 30, 2011, we spent approximately $1,000 for the purchase of furniture and equipment, which was our only investing activity during the period, as compared with purchases of furniture and equipment of approximately $22,000 for the same period in 2010. During the six months ended June 30, 2011, we raised net proceeds from the sale of equity securities of approximately $1.4 million. During the same period in 2010 we raised net proceeds from the sale of equity securities of approximately $4.5 million.
Future Funding Requirements
The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, we are actively enrolling patients in one Phase 2 trial, for RGN-137 in EB patients, supporting a small physician-sponsored study of RGN-259, and preparing to initiate a Phase 2 study of RGN-259. We had intended to commence patient enrollment in a Phase 2 clinical trial of RGN-352 for AMI patients near the end of the first quarter of 2011, but this trial has been placed on clinical hold by the FDA pending resolution of certain manufacturing compliance issues at our contract manufacturer. In light of positive data in animal studies with RGN-259, the uncertainties surrounding if or when the clinical hold on our Phase 2 AMI trial will be lifted, and our limited financial resources, we have put the AMI trial on hold pending resolution of the regulatory issues and access to sufficient capital resources and are focusing our current efforts on the development of RGN-259 for ophthalmic indications.

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
In January 2011, we also entered into an $11 million committed equity facility with LPC. We have an effective registration statement for the resale by LPC of up to 15 million shares of common stock issuable under the facility. The facility provides us with the right but not the obligation, over a 30-month period that commenced in April 2011, to direct LPC to purchase up to 200,000 shares of common stock every two business days at a purchase price calculated by reference to the prevailing market price of our common stock without any fixed discount, subject to the floor price of $0.15 per share. While we may sell up to $11,000,000 worth of shares under the facility, we currently would not be able to access the full amounts available under the facility given our current stock price. There are no trading volume requirements or restrictions under the facility, and we will control the timing and amount of any sales of our common stock to LPC. Our ability to sell our shares to LPC is also subject to our obtaining all necessary consents, amendments or waivers as may be required, and subject to the shares to be sold having been registered for resale. LPC has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the facility. We can also accelerate the amount of common stock to be purchased under certain circumstances. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages. We may terminate the facility at any time, in our discretion, without any penalty or cost to us. To date, we have issued an aggregate of 101,620 shares of common stock to LPC under this facility for gross proceeds of $18,600.

We also have a license with Sigma-Tau that provides the opportunity for us to receive milestone payments upon specified events and royalty payments in connection with commercial sales of Tß4 in Europe. However, we have not received any milestone payments to date, and there can be no assurance that we will be able to attain such milestones and generate any such payments under the agreement.
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
Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2011, these cash equivalents were $2.3 million. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of June 30, 2011, the change in fair value of our financial instruments would not have been material.

Item 4.	Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based upon this evaluation, management has concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
b) Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We intend to use our existing capital resources to fund our ongoing research and development activities; however, we may not be able to complete all of our active trials and those we intend to initiate and support in 2011 and 2012 without additional funding. We project that our existing capital resources will support our operations into the fourth quarter of 2011, without giving effect to any other financing activities, including any purchases under a committed equity facility that we entered into with Lincoln Park Capital, as described below.

Our 2011 research initiatives include commencing a Phase 2 clinical trial in patients with dry eye using RGN-259, supporting a small physician-sponsored clinical trial in patients with dry eye by providing RGN-259 for the trial and regulatory and clinical guidance, and completing our ongoing Phase 2 trial of RGN-137 in patients with EB. We had previously begun a Phase 2 clinical trial in the second half of 2010 to evaluate our product candidate RGN-352’s ability to salvage and regenerate damaged cardiac tissue and improve cardiac function after an AMI. We were scheduled to begin enrolling patients near the end of the first quarter of 2011, but in March 2011 we were notified by the FDA that the trial had been placed on clinical hold pending the resolution of compliance issues at our contract manufacturer. In light of the positive data in animal studies with RGN-259, the uncertainties surrounding if or when the clinical hold on our Phase 2 AMI trial will be lifted, and our limited financial resources, we have put the AMI trial on hold pending resolution of the regulatory issues and access to sufficient capital resources and are focusing our current efforts on the development of RGN-259 for ophthalmic indications.
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
Currently, we have only registered for resale 14,898,380 additional shares of our common stock that we may sell to LPC. These shares, if and when issued to LPC, would be a combination of shares purchased at the price per share set forth in our purchase agreement with LPC and shares issued as additional pro rata commitment shares for no additional consideration, based on the formula set forth in the agreement. Assuming a purchase price of $0.20 per share, which approximates the recent trading price of our common stock, we would generate net cash proceeds of less than $2.9 million. In the event we elect to issue more than the originally registered 15,000,000 shares, we would be required to file a new registration statement and have it declared effective by the SEC before selling such additional shares.
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
We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of June 30, 2011, our accumulated deficit totaled approximately $92.7 million.
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
Risks Related to Our Business and Operations
Our pending Phase 2 clinical trial of RGN-352 was placed on clinical hold by the FDA and we are unsure when, if ever, we will be able to resume this trial.
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

•
regulatory inspections of manufacturing facilities, which may, among other things, require us or a co-sponsor to undertake corrective action or suspend the clinical trials, such as the clinical hold with respect to our pending Phase 2 clinical trial of RGN-352;

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
The risks of relying solely on single suppliers for each of our product candidates include:
•
the possibility that they may not be able to ensure quality and compliance with regulations relating to the manufacture of pharmaceuticals, as illustrated by the FDA’s determination that our contract manufacturer for RGN-352 was in non-compliance with current Good Manufacturing Practices;

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
For the period from January 1, 2010 through June 30, 2011, the closing price of our common stock has ranged from $0.18 to $0.27, with an average daily trading volume of approximately 135,000 shares. We expect the trading volume of our common stock to decline further in light of our delisting from the NYSE Amex exchange. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:
•	the delisting of our common stock from the NYSE Amex exchange;

•	results of pre-clinical studies and clinical trials;

•	commercial success of approved products;

•	corporate partnerships;

•	technological innovations by us or competitors;

•	changes in laws and government regulations both in the U.S. and overseas;

•	changes in key personnel at our company;

•	developments concerning proprietary rights, including patents and litigation matters;

•	public perception relating to the commercial value or safety of any of our product candidates;

•	future sales of our common stock, including to LPC under our committed equity facility;

•	other issuances of our common stock causing dilution;

•	anticipated or unanticipated changes in our financial performance;

•	general trends related to the biopharmaceutical and biotechnological industries; and

•	general conditions in the stock market.
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
Our officers, directors and principal stockholders together control approximately 43% of our outstanding common stock. Included in this group are Sigma-Tau and its affiliates, which together hold outstanding shares representing approximately 38% of our outstanding common stock. A portion of the shares of common stock currently held by Sigma-Tau and its affiliates are subject to voting agreements under which our Board controls the voting power of such stock. We cannot assure you that such voting agreements would prevent Sigma-Tau and its affiliates from taking actions not in your best interests and effectively exercising control over us. These voting agreements expire periodically through September 2012. After their expiration, we will have no control over the voting of these shares controlled by Sigma-Tau, including with respect to the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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
As of the date of this report, there are outstanding options to purchase an aggregate of 5,148,863 shares of our common stock at exercise prices ranging from $0.27 per share to $3.82 per share and outstanding warrants to purchase 15,531,068 shares of our common stock at a weighted average exercise price of $0.77 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts, including our committed equity facility with LPC.
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
Under our committed equity facility with LPC, we may sell to LPC, under certain circumstances, up to $11,000,000 of our common stock over approximately 30 months. Generally, we have the right, but no obligation, to direct LPC to periodically purchase up to $11,000,000 of our common stock in specific amounts under certain conditions, which periodic purchase amounts can be increased under specified circumstances. To date, we have sold 100,000 shares to LPC for gross proceeds of $18,600.

We have also agreed to issue to LPC up to an aggregate of 1,916,666 shares of common stock as a fee for LPC’s commitment to purchase our shares. Of these commitment shares, we issued one-half, or 958,333 shares, upon entering into the facility with LPC. The remaining commitment shares are issuable to LPC on a pro rata basis as purchases are made under the facility. In connection with the purchases made to date, we have issued 1,620 of the remaining commitment shares.
Depending upon market liquidity at the time, sales of shares of our common stock to LPC may cause the trading price of our common stock to decline. LPC may ultimately purchase all, some or no additional portion of the $11,000,000 of common stock, and after it has acquired shares, LPC may sell all, some or none of those shares. Therefore, sales to LPC by us could result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to LPC, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to LPC, and we may terminate the facility at any time, in our discretion, without any cost to us.
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
During the three months ended June 30, 2011, the Company issued 101,620 shares of common stock to LPC for aggregate cash proceeds of $18,600. The offer, sale, and issuance of the shares to LPC were exempt from registration under the Securities Act under Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. LPC represented to the Company that it is an accredited investor as defined in Rule 501 promulgated under the Securities Act.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

Exhibit No.	Description of Exhibit	Reference*

3.6	Amended and Restated Bylaws	Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to the Company’s Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.6 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

Exhibit No.	Description of Exhibit	Reference*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith**

101.INS	XBRL Instance Document	Filed herewith^

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith^

101.PRE	XBRL Taxonomy Presentation Document	Filed herewith^

101.DEF	XBRL Definition linkbase Document	Filed herewith^

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

^
In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc. (Registrant)
Date: August 5, 2011	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer (On Behalf of the Registrant)

Date: August 5, 2011	/s/ C. Neil Lyons
C. Neil Lyons
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)