Form 10-Q
period 2011-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2011-11-14
CIK 707511

Securities and Exchange Commission
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
81,187,830 shares of common stock, par value $0.001 per share, were outstanding as of November 11, 2011.

RegeneRx Biopharmaceuticals, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2011

Part I — Financial Information

Item 1.	Financial Statements
RegeneRx Biopharmaceuticals, Inc.
Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$524,459	$3,790,352
Grant receivable	14,898	10,703
Prepaid expenses and other current assets	82,716	384,806

Total current assets	622,073	4,185,861
Property and equipment, net of accumulated depreciation of $114,827 and $107,907	19,104	24,940
Other assets	11,503	17,255

Total assets	$652,680	$4,228,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$59,546	$185,643
Accrued expenses	407,051	430,996

Total current liabilities	466,597	616,639

Commitments	—	—

Stockholders’ equity
Preferred stock, $.001 par value per share, 1,000,000 authorized; no shares issued	—	—
Common stock, par value $.001 per share, 200,000,000 shares authorized, 80,575,737 issued and outstanding as of September 30, 2011; 73,531,578 issued and outstanding as of December 31, 2010	80,576	73,532
Additional paid-in capital	94,777,170	93,063,201
Accumulated deficit	(94,671,663)	(89,525,316)

Total stockholders’ equity	186,083	3,611,417

Total liabilities and stockholders’ equity	$652,680	$4,228,056

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Operations
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Sponsored research revenue	$31,160	$42,690	$1,222,192	$53,819

Operating expenses:
Research and development	1,371,111	820,984	4,356,637	1,819,036
General and administrative	677,876	811,880	2,013,475	2,345,619

Total operating expenses	2,048,987	1,632,864	6,370,112	4,164,655

Loss from operations	(2,017,827)	(1,590,174)	(5,147,920)	(4,110,836)

Interest income	55	2,327	1,573	6,840

Net loss	$(2,017,772)	$(1,587,847)	$(5,146,347)	$(4,103,996)

Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.06)	$(0.06)

Weighted average number of common shares outstanding	79,986,359	73,531,578	79,774,523	66,729,519

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months ended September 30,
	2011	2010

Operating activities:
Net loss	$(5,146,347)	$(4,103,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,920	7,484
Non-cash share-based compensation	144,997	361,195
Gain on settlement of accrued liabilities	—	(141,016)
Changes in operating assets and liabilities:
Grants receivable	(4,195)	(15,603)
Prepaid expenses and other current assets	302,090	(385,679)
Other assets	5,752	5,693
Accounts payable	(126,097)	464,932
Accrued expenses	(23,945)	(54,450)

Net cash used in operating activities	(4,840,825)	(3,861,440)

Investing activities:
Purchase of property and equipment	(1,084)	(23,632)

Net cash used in investing activities	(1,084)	(23,632)

Financing activities:
Net proceeds from issuance of common stock	1,576,016	4,505,251

Net cash provided by financing activities	1,576,016	4,505,251

Net (decrease) increase in cash and cash equivalents	(3,265,893)	620,179

Cash and cash equivalents at beginning of period	3,790,352	4,355,768

Cash and cash equivalents at end of period	$524,459	$4,975,947

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Notes to Financial Statements
For the three and nine months ended September 30, 2011 and 2010 (Unaudited)
1. organization, business overview and basis of presentation
Organization and Nature of Operations.
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
Management Plans to Address Operating Conditions.
We have incurred net losses of $5.0 million for the year ended December 31, 2010 and $5.1 million for the nine months ended September 30, 2011. Since inception, and through September 30, 2011, we have an accumulated deficit of $94.7 million, and we had cash and cash equivalents of $0.5 million as of September 30, 2011. We are focusing our current efforts on the development of RGN-259 for ophthalmic indications. During the quarter ended September 30, 2011, we completed patient enrollment and treatment in a Phase 2 trial to evaluate RGN-259 in patients suffering from dry eye syndrome, and we intend to pursue partnering opportunities for RGN-259 based on the Phase 2 trial data. We are also supporting a small physician-sponsored study of RGN-259. We have completed enrolling patients in a Phase 2 trial to evaluate RGN-137 in patients suffering from epidermolysis bullosa, or EB. We had intended to commence patient enrollment in a Phase 2 clinical trial of RGN-352 for AMI patients near the end of the first quarter of 2011, but this trial was placed on clinical hold by the FDA. The AMI trial remains on hold pending resolution of regulatory issues and our access to sufficient capital resources. Depending on our capital resources, and if regulatory and manufacturing issues with RGN-352 are resolved, we may also continue to support a proposed physician-sponsored Phase 1/2 clinical trial to evaluate the therapeutic potential of RGN-352 in patients with multiple sclerosis.
Even with the change in our clinical development priorities during 2011, we currently do not have sufficient capital resources to fund our ongoing research and development activities, and we will not be able to sponsor any clinical trials in 2012 without additional funding. We project that our existing capital resources will only be adequate to fund our operations into December 2011. We may, however, continue to make additional sales of common stock under our committed equity facility with Lincoln Park Capital, as described below (See Note 6, Stockholders’ Equity), which would extend our resources, but our ability to use the committed equity facility depends upon our share price and trading volume. However, even if we are able to sell shares of our common stock under the LPC facility, based on our current stock price the amount of proceeds we would be able to raise, doing so would not extend our capital resources significantly beyond the fourth quarter of 2011. Accordingly, we will need to seek additional sources of capital.
We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We will need substantial additional funds in order to initiate any further preclinical studies or clinical trials, and to fund our operations beyond the fourth quarter of 2011. Accordingly, we have a need for financing and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our company or certain of our intellectual property rights.
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

In addition to our current operational requirements, we expect to continue to expend substantial funds to complete our planned product development efforts. Additionally, we continually refine our operating strategy and evaluate alternative clinical uses of Tß4. However, substantial additional resources will be needed before we will be able to achieve sustained profitability. Consequently, we continually evaluate alternative sources of financing such as the sharing of development costs through strategic collaboration agreements. There can be no assurance that our financing efforts will be successful and, if we are not able to obtain sufficient levels of financing, we would delay certain clinical and/or research activities and our financial condition would be materially and adversely affected. Even if we are able to obtain sufficient funding, other factors including competition, dependence on third parties, uncertainty regarding patents, protection of proprietary rights, manufacturing of peptides, and technology obsolescence could have a significant impact on us and our operations.
To achieve profitability we, and/or a partner, must successfully conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market those pharmaceuticals we wish to commercialize. The time required to reach profitability is highly uncertain, and there can be no assurance that we will be able to achieve sustained profitability, if at all.
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
The accompanying December 31, 2010 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or any other future period.
References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”).
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
Recent Accounting Pronouncements.
For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies—Recent Accounting Pronouncements,” in the Annual Report. We did not adopt any new accounting pronouncements during the nine months ended September 30, 2011 that had or are expected to have a material impact on our financial statements.
2. Net Loss per Common Share
Net loss per common share for the three and nine-month periods ended September 30, 2011 and 2010, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 21,055,056 shares and 19,545,363 in 2011 and 2010, respectively, reserved for the exercise of outstanding options and warrants.
3. Stock-Based Compensation
We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model and amortize that cost over the expected term of the grant. We recognized $41,417 and $116,605 in stock-based compensation expense for the three months ended September 30, 2011 and 2010, respectively. We recognized $144,997 and $361,195 in stock-based compensation expense for the nine months ended September 30, 2011 and 2010, respectively. We expect to recognize the compensation cost related to non-vested options as of September 30, 2011 of $250,751 over the weighted average remaining recognition period of 1.3 years.

We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model. We used the following forward-looking range of assumptions to value each stock option granted to employees and directors during the nine months ended September 30, 2011 and 2010:

	2011	2010

Dividend yield	0.0%	0.0%
Risk-free rate of return	1.5%	1.6%
Expected life in years	4.75	4.75
Volatility	70%	70%
Forfeiture rate	2.6%	2.6%
4. Income Taxes
As of September 30, 2011, there have been no material changes to our uncertain tax positions disclosures as provided in Note 8 of the Annual Report. We do not anticipate that total unrecognized tax benefits will significantly change prior to September 30, 2012.
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
At September 30, 2011, we held no qualifying liabilities, and our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds and U.S. Treasury Bills included in Cash and Cash Equivalents valued at $0.5 million, using Level 1 inputs.
6. Stockholders’ Equity
On January 4, 2011, we and Lincoln Park Capital Fund, LLC (“LPC”) entered into a committed equity facility (the “LPC Equity Facility”), together with a Registration Rights Agreement (the “Registration Rights Agreement”), whereby we have the right to sell to LPC up to $11,000,000 of our common stock over a 30-month period (any such shares sold being referred to as the “Purchase Shares”). Under the Registration Rights Agreement, we filed a registration statement related to the transaction with the SEC covering the Purchase Shares and the Additional Commitment Shares (as defined below), which was declared effective by the SEC on February 11, 2011. We will generally have the right, but not the obligation, through October 2013, to direct LPC to periodically purchase the Purchase Shares in specific amounts under certain conditions. The purchase price for the Purchase Shares will be the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In no event, however, will the Purchase Shares be sold to LPC at a price of less than $0.15 per share.

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
During the nine months ended September 30, 2011 we sold approximately 700,000 shares of common stock to LPC as Purchase Shares for $177,400 in net proceeds. We also issued 15,455 Additional Commitment Shares to LPC in connection with such sales.
7. SUBSEQUENT EVENTS
During the month of October 2011, we sold an additional 600,000 shares of common stock to LPC for $138,600 in net proceeds and also issued 12,093 Additional Commitment Shares to LPC in connection with such sales.

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
Development of Product Candidates
RGN-259
During the quarter ended September 30, 2011, we completed a Phase 2 exploratory clinical trial evaluating the safety and efficacy of RGN-259 in patients with dry eye syndrome. Seventy-two patients were randomized to receive RGN-259 or placebo in this double-masked, placebo-controlled trial. RGN-259 is the Company’s proprietary preservative-free eye drop formulation of thymosin beta 4. All patients received either RGN-259 (0.1% concentration) or placebo, twice daily for 30 days. Various signs and symptoms of dry eye, such as the degree of ocular surface damage, ocular itching, burning and grittiness, among others, were graded periodically during and following the treatment period. The trial was conducted by Ora Inc., an ophthalmic contract research organization that specializes in dry eye research and clinical trials, and utilized Ora’s Controlled Adverse Environment (CAE) chamber, which is a generally accepted model that stresses the eye in dry eye patients.
In September we completed patient treatment and in early November we announced preliminary data from the trial. RGN-259 was deemed safe and well-tolerated, with no observed drug-related adverse events and efficacy was observed in three key CAE-related, or ocular stress-related, parameters.
After challenge in the CAE chamber, RGN-259 showed statistically significant results when comparing the average of all 72 active and placebo patients as follows:
•
Patients receiving RGN-259 experienced a 325% greater reduction from baseline in central corneal fluorescein staining compared to placebo at the 24 hour recovery period (p = 0.0075). Reduction of fluorescein staining is indicative of a reduction in ocular surface damage of the central cornea;

•	Patients receiving RGN-259 experienced a 257% greater reduction from baseline in exacerbation of superior corneal fluorescein staining in the chamber as compared to the placebo (p = 0.0210); and
•
Patients receiving RGN-259 experienced a 27.3% greater reduction in exacerbation of ocular discomfort at day 28 during a 75-minute challenge in a controlled adverse environment compared to the placebo group (p = 0.0244). Reduction indicates that RGN-259 can slow exacerbation of ocular symptoms in patients with dry eye syndrome.

Two primary outcome measures (inferior corneal fluorescein staining and decreased ocular discomfort on day 29) and various secondary outcome measures were evaluated in the trial. While the study did not meet the two primary outcome measures, three statistically significant secondary outcome measures attributable to RGN-259 were identified as indicated above. Other CAE-related findings, such as superior corneal staining reduction and peripheral (combination of the average of superior and inferior) corneal staining reduction, were observed having statistical significance, while others had positive trends after treatment with RGN-259. These observations are in line with the known biological properties and mechanisms of action of RGN-259 reported in previous studies.
With respect to inferior corneal fluorescein staining, we did see a statistical trend at day 28 during exposure to adverse conditions in the CAE chamber in patients receiving RGN-259, rather than at day 29. Although this improvement was not deemed to be statistically significant it did exhibit a trend (p=0.0968).
It should be noted that the primary outcome measures selected at the outset of this initial exploratory trial were based on the best available animal data at the time but without the benefit of any actual human clinical experience in dry eye. Therefore, whether these outcomes were reached is not as important as identifying statistically significant outcomes that could potentially serve as approvable endpoints in later stage or pivotal Phase 3 trials. We believe that the statistically significant sign and symptom improvements observed in the trial and described above reflect actual patient benefits. Further, we believe these sign and symptom improvements would be acceptable outcome measures to the FDA for follow-up Phase 2 or confirmatory pivotal Phase 3 trials, which we intend to confirm with FDA. We are also optimistic that the data will be viewed favorably by potential strategic partners for RGN-259.
Separately, we are continuing to support a small physician-sponsored clinical trial in patients with dry eye, in order to evaluate RGN-259’s ability to repair and regenerate damaged ophthalmic tissues in a heterogeneous group of patients, most of whom have severe dry eye. Our support includes manufacturing and supplying RGN-259 and placebo for the trial and providing regulatory and clinical guidance.
RGN-352
During 2009, we completed a Phase 1 clinical trial evaluating the safety of RGN-352 in 60 healthy subjects. Based on the results of this Phase 1 trial and extensive preclinical efficacy data published in peer-reviewed journals, in the second half of 2010, we began a phase 2 clinical trial to evaluate RGN-352 in patients who have suffered an acute myocardial infarction, or AMI. We had planned to begin enrolling patients near the end of the first quarter of 2011. However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with Good Manufacturing Practices. We have recently learned that the manufacturer intends to close its manufacturing facility. The FDA has prohibited us from using any of the active drug or placebo manufactured by our manufacturer in human trials, which will require us to have new material manufactured by a new manufacturer in the event that we seek to resume this trial.
Significant preparatory time and procedures will be required before any new manufacturer would be able to manufacture RGN-352 for the AMI trial, due to the time required for revalidation of processes and assays related to such production that were already in place with the original manufacturer. Since we are unable to estimate the length of time that the trial will be on clinical hold, we have elected to cease activities on this trial until the FDA clinical hold is resolved and the requisite funding might be secured.
Preclinical research published in the scientific journals Neuroscience and the Journal of Neurosurgery indicates that RGN-352 may also prove useful for patients with multiple sclerosis, or MS, as well as stroke and traumatic brain injury. In these studies, the administration of Tß4 resulted in regeneration of neuronal tissue and improvement of neurological function.

Based on this preclinical research, depending on our capital resources, and if we are able to separately procure cGMP-compliant clinical trial material, we may also support a proposed physician-sponsored Phase 1/2 clinical trial to be conducted at a major U.S. medical center to evaluate the therapeutic potential of RGN-352 in patients with MS.
RGN-137
We have been evaluating the use of RGN-137 in the treatment of patients with epidermolysis bullosa, or EB, which is a genetic defect that results in fragile skin and other epithelial tissues that can blister at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. A portion of this trial was funded by a grant from the FDA. We have completed enrollment of 30 patients in this Phase 2 trial and are in the process of closing the trial. Once we complete our Phase 2 EB trial, we will analyze the data in conjunction with our two other completed Phase 2 trials of RGN-137, along with preclinical data indicating Tß4’s ability to reduce scarring, at which time we will further evaluate our strategy for the clinical development of RGN-137.
Financial Operations Overview
We intend to use our existing capital resources to fund our ongoing research and development activities; however, we may not be able to complete all of our active trials and those we intend to initiate or support in 2011 and 2012 without additional funding. Even with the change in our clinical development priorities during 2011, we currently do not have sufficient capital resources to fund our ongoing research and development activities, and we will not be able to initiate and support any clinical trials in 2012 without additional funding. We project that our existing capital resources will only be adequate to fund our operations into December 2011. We may, however, continue to make additional sales of common stock under our committed equity facility with Lincoln Park Capital, as described below, which would extend our resources, but our ability to use the committed equity facility depends upon our share price and trading volume. However, even if we are able to sell shares of our common stock under the LPC facility, based on our current stock price the amount of proceeds we would be able to raise, doing so would not extend our capital resources significantly beyond the fourth quarter of 2011, and accordingly we will also need to seek other sources of capital.
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
Results of Operations
Comparison of the three months ended September 30, 2011 and 2010
Revenues. In May 2010, we were awarded a grant from NIH’s National Heart Lung & Blood Institute (“NHLBI”), in the amount of $1 million per year for three years. During the three months ended September 30, 2011, grant revenue recognized under this grant was approximately $31,000, compared to $43,000 for the same period in 2010, in each case based on costs incurred related to this grant.
R&D Expenses. For the three months ended September 30, 2011, our R&D expenses increased by approximately $550,000, or 67%, to $1.4 million from approximately $821,000 for the same period in 2010. During the three months ended September 30, 2011 we engaged a contract research organization to conduct a Phase 2 trial of RGN-259 in dry eye patients and incurred $940,000 in costs related to RGN-259, as compared to $73,000 in the comparable period in 2010. For the three months ended September 30, 2011, R&D expenses incurred for our RGN-352 and RGN-137 programs was $23,000 and $34,000, respectively. Included in the three months ended September 30, 2010 R&D expenses was $214,000 associated with our Phase 2 trial of RGN-352 in heart attack patients that was placed on clinical hold in March 2011 and $102,000 related to Phase 2 trial of RGN-137. R&D expenses during the three months ended September 30, 2010 also included our initial $25,000 payment to Henry Ford Health System under our license agreement. R&D expense also includes non-cash compensation expense associated with stock options of $19,000 and $50,000 for the three months ended September 30, 2011 and 2010, respectively.

G&A Expenses. For the three months ended September 30, 2011, our G&A expenses decreased by approximately $134,000, or 17%, to approximately $678,000, from approximately $812,000 for the same period in 2010. The decrease reflects strategic changes in our approach to intellectual property, an overall conservation of cash in anticipation of clinical results and the departure of our CFO during the three months ended September 30, 2011. The lower costs are across several expense categories, including salary, non-cash compensation expense associated with stock options granted, consulting, legal, patent and investor relations. These decreases were partially offset by an increase in our outside accounting fees.
Comparison of the nine months ended September 30, 2011 and 2010
Revenue. We recognized approximately $1.2 million in revenue for the nine months ended September 30, 2011 from the NIH grant awarded in May 2010, compared to $54,000 for the same period in 2010. The revenue recognized was based on the costs incurred during the period related to this grant. There were relatively minor revenue-generating activities under this grant during the same period in 2010, as it had just been recently awarded.
R&D Expenses. For the nine months ended September 30, 2011, our R&D expenses increased by approximately $2.5 million, or 140%, to approximately $4.4 million from approximately $1.8 million for the same period in 2010. During the nine months ended September 30, 2011 we engaged a contract research organization to execute a preclinical dry eye study and to conduct a Phase 2 trial in dry eye patients and incurred approximately $1.2 million in CRO costs associated with this trial. We also commissioned a manufacturing run of additional Tß4 for approximately $840,000, incurred costs of approximately $700,000 associated with our Phase 2 trial of RGN-352 that has been placed on clinical hold, and incurred approximately $55,000 in non-cash compensation expense for stock options. For the nine months ended September 30, 2010, R&D expenses include $190,000 in CRO and drug formulation costs in anticipation of the RGN-352 Phase 2 trial, our initial $25,000 payment to Henry Ford Health System and non-cash compensation expense of $160,000 associated with stock options. Finally, during the nine months ended September 30, 2010, we adjusted some accrued cost estimates downward by approximately $100,000.
G&A Expenses. For the nine months ended September 30, 2011, our G&A expenses decreased by approximately $330,000, or 14%, to approximately $2.0 million from approximately $2.3 million for the same period in 2010. Approximately $208,000 of this decrease was due to a reduction in costs associated with our intellectual property as we have reduced our patent prosecution efforts, focusing on certain of our patents. In addition, there were cost decreases in other expense categories, including $111,000 in non-cash compensation expense associated with stock options, $43,000 in personnel costs and $20,000 in consulting services, with offsetting cost increases during 2011 associated with our external investor relations firm of $44,000 and outside accounting services of $15,000.
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

We incurred net losses of $5.0 million and $5.1 million for the year ended December 31, 2010 and the nine months ended September 30, 2011, respectively. We had cash and cash equivalents totaling $0.5 million and $3.8 million at September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, we had an accumulated deficit of $94.7 million. We intend to maintain tight cost controls and continue to operate under a closely monitored budget approved by the Board of Directors until sufficient funding is obtained to enable expanded research activities. Based on our current operations and planned clinical development initiatives, we project that our existing capital resources will only be adequate to fund our operations into December 2011. We may, however, continue to make additional sales of common stock under our committed equity facility with Lincoln Park Capital, as described below, which would extend our resources, but our ability to use the committed equity facility depends upon our share price and trading volume. However, even if we are able to sell shares of our common stock under the LPC facility, based on our current stock price the amount of proceeds we would be able to raise, doing so would not extend our capital resources significantly beyond the fourth quarter of 2011. Accordingly, we continue to have a need for financing, which we may not be able to complete either on favorable terms or at all.
Cash Flows for the Nine Months Ended September 30, 2011 and 2010
Our net cash used in operating activities was approximately $4.8 million and $3.9 million for the nine months ended September 30, 2011 and 2010, respectively, an increase of approximately $0.9 million in net cash used. In both periods, the net cash used in operating activities was primarily the result of our net losses during the periods, which increased by approximately $1.0 million during the nine months ended September 30, 2011 as compared with the same period in 2010. Changes in elements of working capital resulted in net additional cash outflows of approximately $280,000 during the nine months ended September 30, 2011, as compared to the same period in 2010. During the nine months ended September 30, 2011, we spent approximately $1,000 for the purchase of furniture and equipment, which was our only investing activity during the period, as compared with purchases of furniture and equipment of approximately $24,000 for the same period in 2010. During the nine months ended September 30, 2011, we raised net proceeds from the sale of equity securities of approximately $1.6 million. During the same period in 2010 we raised net proceeds from the sale of equity securities of approximately $4.5 million.
Future Funding Requirements
The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, we have recently completed enrolling patients in one Phase 2 trial, for RGN-137 in EB patients, supporting a small physician-sponsored study of RGN-259, and recently completed the enrollment and treatment segments of a Phase 2 study of RGN-259. We had intended to commence patient enrollment in a Phase 2 clinical trial of RGN-352 for AMI patients near the end of the first quarter of 2011, but this trial has been placed on clinical hold by the FDA pending resolution of certain manufacturing compliance issues. We have put the AMI trial on hold pending resolution of the regulatory and manufacturing issues and access to sufficient capital resources.
Even with this change in our clinical development priorities, we currently do not have sufficient capital resources to continue product development beyond the fourth quarter of 2011 without additional capital. As described below, we have access to a committed equity facility with LPC, but our ability to draw on the facility is subject to a number of limitations, including our stock price, as described in “Risk Factors—Risks Related to Our Liquidity and Need for Financing—We may not be able to access the full amounts available under the LPC committed equity facility.” Therefore, even if we are able to sell shares of our common stock under the LPC facility, based on our current stock price the amount of proceeds we would be able to raise would not extend our capital resources significantly beyond the fourth quarter of 2011 and accordingly we will need to seek additional sources of capital.
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

In January 2011, we also entered into an $11 million committed equity facility with LPC. The facility provides us with the right, but not the obligation, through October 2013, to direct LPC to purchase up to 200,000 shares of common stock every two business days at a purchase price calculated by reference to the prevailing market price of our common stock without any fixed discount, subject to the floor price of $0.15 per share. While we may sell up to $11,000,000 worth of shares under the facility, we currently would not be able to access the full amounts available under the facility given our current stock price. We have an effective registration statement for the resale by LPC of up to 15,000,000 shares of common stock issuable under the facility.
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
As of the date of this report, we have issued an aggregate of 1,327,548 shares of common stock to LPC under this facility for gross proceeds of $316,200.
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
Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2011, these cash equivalents were $0.5 million. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of September 30, 2011, the change in fair value of our financial instruments would not have been material.

Item 4.	Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our President and Chief Executive Officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based upon this evaluation, management has concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.
b) Changes in Internal Controls
During the quarter ended September 30, 2011, C. Neil Lyons, the Company’s former Chief Financial Officer, resigned from the Company. Mr. Finkelstein, the Company’s President and Chief Executive Officer, has assumed the role of principal financial officer, which is reasonably likely to materially affect the Company’s internal control over financial reporting.
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

Risks Related to Our Liquidity and Need for Financing
Before giving effect to any potential sales of our securities, we estimate that our existing capital resources will only be sufficient to fund our operations into December 2011.
We are focusing our current efforts on the development of RGN-259 for ophthalmic indications. We recently completed a Phase 2 clinical trial to evaluate RGN-259 in patients suffering from dry eye syndrome, and we intend to pursue partnering opportunities for RGN-259 based on the data from this trial. We are also supporting a small physician-sponsored Phase 2 study of RGN-259 in severe dry eye. We have completed enrolling 30 patients in our Phase 2 trial for RGN-137 in EB patients. We had intended to commence patient enrollment in a Phase 2 clinical trial of RGN-352 for AMI patients near the end of the first quarter of 2011, but this trial was placed on clinical hold by the FDA. The AMI trial remains on hold pending resolution of regulatory issues and our access to sufficient capital resources. Depending on our capital resources, and if regulatory and manufacturing issues with RGN-352 are resolved, we may also continue to support a proposed physician-sponsored Phase 1/2 clinical trial to evaluate the therapeutic potential of RGN-352 in patients with multiple sclerosis.
Even with the change in our clinical development priorities during 2011, we currently do not have sufficient capital resources to fund our ongoing research and development activities, and we will not be able to sponsor any clinical trials in 2012 without additional funding. We project that our existing capital resources will only be adequate to fund our operations into December 2011. We may, however, continue to make additional sales of common stock under our committed equity facility with Lincoln Park Capital, as described below, which would extend our resources, but our ability to use the committed equity facility depends upon our share price and trading volume. However, even if we are able to sell shares of our common stock under the LPC facility, based on our current stock price the amount of proceeds we would be able to raise, doing so would not extend our capital resources significantly beyond the fourth quarter of 2011 and, accordingly, we will also need to seek other sources of capital.
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
In January 2011, we entered into a committed equity facility with Lincoln Park Capital, or LPC, under which we may direct LPC to purchase up to $11,000,000 worth of shares of our common stock through October 2013, generally in amounts of up to 200,000 shares every two business days. The amount we can sell under the facility may be increased to 400,000 shares every two business days, as long as the closing sale price of our common stock is not below $0.35 per share on the purchase date. However, the extent to which we will rely on the facility as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and volume of trading and the extent to which we are able to secure working capital from other sources. Specifically, LPC does not have the obligation to purchase any shares of our common stock on any business day that the price of our common stock is less than $0.15 per share.
Depending on the prevailing market price of our common stock, we may not be able to sell shares to LPC for the maximum $11,000,000 over the term of the facility. At the minimum price of $0.15 per share, we would be able to sell 200,000 shares for proceeds of $30,000 on each purchase date. Assuming that we sold shares to LPC ten times each month, we would receive $300,000 in proceeds per month, or approximately $2,000,000 over the remaining term of the facility. In the event that we make less frequent sales to LPC, the aggregate proceeds available to us will be even less.

Currently, we have only registered for resale 13,672,452 additional shares of our common stock that we may sell to LPC. These shares, if and when issued to LPC, would be a combination of shares purchased at the price per share set forth in our purchase agreement with LPC and shares issued as additional pro rata commitment shares for no additional consideration, based on the formula set forth in the agreement. Assuming a purchase price of $0.20 per share, which approximates the recent trading price of our common stock, we would generate net cash proceeds of approximately $2.7 million. In the event we elect to issue more than the originally registered 15,000,000 shares, we would be required to file a new registration statement and have it declared effective by the SEC before selling such additional shares.
As described elsewhere in this report, we do not currently expect that funding from LPC will be sufficient to extend our operations beyond the first quarter of 2012, and we will need to secure another source of funding in order to satisfy our near term working capital needs. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.
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
We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of September 30, 2011, our accumulated deficit totaled approximately $94.7 million.
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
The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, we estimate that our existing capital resources, without giving effect to potential additional sales of common stock under our committed equity facility with LPC, will be adequate to fund our operations into December 2011. We continue to seek other sources of capital, but if we are unable to obtain sufficient financing in the near term, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.
Risks Related to Our Business and Operations
Our pending Phase 2 clinical trial of RGN-352 was placed on clinical hold by the FDA and we are unsure when, if ever, we will be able to resume this trial.
In the second half of 2010, we began a phase 2 clinical trial to evaluate RGN-352 in patients who have suffered an acute myocardial infarction, or AMI. We had planned to begin enrolling patients near the end of the first quarter of 2011. However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with Good Manufacturing Practices. The FDA has prohibited us from using any of the active drug or placebo manufactured by our manufacturer in human trials, which will require us to identify a new manufacturer and to have new material produced in the event that we seek to resume this trial. Significant preparatory time and procedures will be required before any new manufacturer would be able to manufacture RGN-352 for the AMI trial. Since we are unable to estimate the length of time that the trial will be on clinical hold, we have elected to cease activities on this trial until the FDA clinical hold is resolved and the requisite funding might be secured. Consequently, there can be no assurance that we will be able to timely resume or complete this trial, if at all.
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

•
regulatory inspections of manufacturing facilities, which may, among other things, require us or a co-sponsor to undertake corrective action or suspend the clinical trials, such as the clinical hold with respect to our Phase 2 clinical trial of RGN-352;

•	the interim results of the clinical trial are inconclusive or negative;

•	the clinical trial, although approved and completed, generates data that is not considered by the FDA or others to be clinically relevant or sufficient to demonstrate safety and efficacy; and

•	changes in governmental regulations or administrative actions affect the conduct of the clinical trial or the interpretation of its results.
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
We do not own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We currently rely, and expect to continue to rely, primarily on peptide manufacturers to supply us with Tß4 for further formulation into our product candidates. We have historically engaged three separate smaller drug formulation contractors for the formulation of clinical grade product candidates, one for each of our three product candidates in clinical development, although, as described below, the contractor we engaged for RGN-352 recently notified us that it intends to close its manufacturing facility. We currently do not have an alternative source of supply for either Tß4 or the individual drug candidates. If these suppliers, together or individually, are not able to supply us with either Tß4 or individual product candidates on a timely basis, in sufficient quantities, at acceptable levels of quality and at a competitive price, or if we are unable to identify a replacement manufacturer to perform these functions on acceptable terms as needed, our development programs could be seriously jeopardized.
As described elsewhere in this report, we had previously been conducting a phase 2 clinical trial to evaluate our product candidate RGN-352, the injectable formulation of Tß4, in patients who have suffered an acute myocardial infarction. However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with current Good Manufacturing Practices. We have recently learned that the manufacturer intends to close its manufacturing facility, and the FDA has prohibited us from using any of the active drug or placebo manufactured by this manufacturer in human trials.

The clinical hold will require us to have new material manufactured by a new manufacturer in the event that we seek to resume this trial. Significant preparatory time and procedures will be required before any new manufacturer would be able to manufacture RGN-352 for the AMI trial, due to the time required for revalidation of processes and assays related to such production that were already in place with the original manufacturer. Since we are unable to estimate the length of time that the trial will be on clinical hold, we have elected to cease activities on this trial until the FDA clinical hold is resolved and the requisite funding might be secured.
Other risks of relying solely on single suppliers for each of our product candidates include:
•
the possibility that our other manufacturers, and any new manufacturer that we may identify for RGN-352, may not be able to ensure quality and compliance with regulations relating to the manufacture of pharmaceuticals;

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
We are highly dependent on the principal members of our management team. The loss of our chairman and chief scientific advisor, Allan Goldstein, or our chief executive officer, J.J. Finkelstein, could prevent or significantly delay the achievement of our goals. We have employment agreements with Dr. Goldstein and Mr. Finkelstein. We cannot assure you that they, or other key employees, will not elect to terminate their employment. In addition, we do not maintain a key man life insurance policy with respect to Dr. Goldstein or Mr. Finkelstein. In August 2011, our former Chief Financial Officer, Neil Lyons, announced his resignation from our company, effective in September 2011. Although we are seeking a replacement for Mr. Lyons, there can be no guarantee that we will find a suitable replacement for him in a reasonable period of time. In the future, we anticipate that we will also need to add additional management and other personnel. Competition for qualified personnel in our industry is intense, and our success will depend in part on our ability to attract and retain highly skilled personnel. We cannot assure you that our efforts to attract or retain such personnel will be successful.
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
We have licensed certain rights to our product candidates generally for the treatment of dermal and internal wounds to Sigma-Tau. Under the license agreement, upon the completion of a Phase 2 clinical trial of either of these product candidates that yields positive results in terms of clinical efficacy and safety, Sigma-Tau is obligated to either make a $5 million milestone payment to us or to initiate and fund a pivotal Phase 3 clinical trial of the product candidate. In 2009, we completed two Phase 2 clinical trials of RGN-137, but these trials were not sufficient to trigger the milestone obligation. There can be no assurance that we will ever receive this payment or be able to initiate a pivotal Phase 3 clinical trial of RGN-137 that would be funded by Sigma-Tau. As a result of Mr. Bove’s relationship with Sigma-Tau, there could be a conflict of interest between Sigma-Tau and our other stockholders with respect to these and other agreements and circumstances that may require the exercise of the Board’s discretion with respect to Sigma-Tau. Any decision in the best interests of Sigma-Tau may not be in the best interest of our other stockholders.

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
For the period from January 1, 2011 through September 30, 2011, the closing price of our common stock has ranged from $0.18 to $0.32, with an average daily trading volume of approximately 129,000 shares. We expect the trading volume of our common stock to decline further in light of our delisting from the NYSE Amex exchange. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:
•	the delisting of our common stock from the NYSE Amex exchange in December 2010;

•	results of pre-clinical studies and clinical trials;

•	commercial success of approved products;

•	corporate partnerships;

•	technological innovations by us or competitors;

•	changes in laws and government regulations both in the U.S. and overseas;

•	changes in key personnel at our company;

•	developments concerning proprietary rights, including patents and litigation matters;

•	public perception relating to the commercial value or safety of any of our product candidates;

•	future sales of our common stock, including to LPC under our committed equity facility;

•	other issuances of our common stock causing dilution;

•	anticipated or unanticipated changes in our financial performance;

•	general trends related to the biopharmaceutical and biotechnological industries; and

•	general conditions in the stock market.
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
Our officers, directors and principal stockholders together control approximately 43% of our outstanding common stock. Included in this group is Sigma-Tau and its affiliates, which together hold outstanding shares representing approximately 35% of our outstanding common stock. A portion of the shares of common stock currently held by Sigma-Tau and its affiliates are subject to voting agreements under which our Board controls the voting power of such stock. We cannot assure you that such voting agreements would prevent Sigma-Tau and its affiliates from taking actions not in your best interests and effectively exercising control over us. These voting agreements expire periodically through September 2012. After their expiration, we will have no control over the voting of these shares controlled by Sigma-Tau, including with respect to the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.
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
As of the date of this report, there are outstanding options to purchase an aggregate of 5,523,988 shares of our common stock at exercise prices ranging from $0.22 per share to $3.82 per share and outstanding warrants to purchase 15,531,068 shares of our common stock at a weighted average exercise price of $0.77 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts, including our committed equity facility with LPC.
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
Under our committed equity facility with LPC, we may sell to LPC, under certain circumstances, up to $11,000,000 of our common stock through October 2013. Generally, we have the right, but no obligation, to direct LPC to periodically purchase up to $11,000,000 of our common stock in specific amounts under certain conditions, which periodic purchase amounts can be increased under specified circumstances. Through the date of this report, we have sold approximately 1,300,000 shares to LPC for gross proceeds of $316,200.
We have also agreed to issue to LPC up to an aggregate of 1,916,666 shares of common stock as a fee for LPC’s commitment to purchase our shares. Of these commitment shares, we issued one-half, or 958,333 shares, upon entering into the facility with LPC. The remaining commitment shares are issuable to LPC on a pro rata basis as purchases are made under the facility. In connection with the purchases made to date, we have issued 27,548 of the remaining commitment shares.
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
During the three months ended September 30, 2011, the Company issued 613,835 shares of common stock to LPC for aggregate cash proceeds of $158,800. The offer, sale, and issuance of the shares to LPC were exempt from registration under the Securities Act under Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. LPC represented to the Company that it is an accredited investor as defined in Rule 501 promulgated under the Securities Act.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to the Company’s Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

Exhibit No.	Description of Exhibit	Reference*

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.6 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith**

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Statements of Operations for the three months and nine months ended September 30, 2011 and 2010; (iii) Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) Notes to Financial Statements.
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

***
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc. (Registrant)
Date: November 14, 2011	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer (On Behalf of the Registrant and as Principal Financial Officer)