Form 10-Q
period 2012-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2012-05-15
CIK 707511

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

81,679,080 shares of common stock, par value $0.001 per share, were outstanding as of May 14, 2012.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$135,510	$116,092
Grant receivable	99,884	214,450
Prepaid expenses and other current assets	24,134	24,603

Total current assets	259,528	355,145
Property and equipment, net of accumulated depreciation of $119,005 and $116,985	14,926	16,946
Other assets	11,503	11,503

Total assets	$285,957	$383,594

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$543,969	$451,881
Accrued expenses	340,899	358,778
Refundable license fee	200,000	—

Total current liabilities	1,084,868	810,659

Commitments	—	—

Stockholders’ equity (deficit)
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.001 per share, 200,000,000 shares authorized; 81,390,618 issued and outstanding as of March 31, 2012; 81,390,618 issued and outstanding as of December 31, 2011	81,391	81,391
Additional paid-in capital	95,081,021	95,023,912
Accumulated deficit	(95,961,323)	(95,532,368)

Total stockholders’ equity (deficit)	(798,911)	(427,065)

Total liabilities and stockholders’ equity (deficit)	$285,957	$383,594

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

(unaudited)

	Three Months ended March 31,
	2012	2011
Sponsored research revenue	$224,837	$602,457

Operating expenses:
Research and development	257,446	1,514,785
General and administrative	396,354	685,059

Total operating expenses	653,800	2,199,844

Loss from operations	(428,963)	(1,597,387)

Interest income	8	1,018

Net loss	$(428,955)	$(1,596,369)

Basic and diluted net loss per common share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	81,390,618	79,438,368

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

(unaudited)

	For the Three Months ended March 31,
	2012	2011
Operating activities:
Net loss	$(428,955)	$(1,596,369)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,020	2,543
Non-cash share-based compensation	57,109	65,617
Changes in operating assets and liabilities:
Grants receivable	114,566	6,858
Prepaid expenses and other current assets	469	166,539
Other assets	—	5,752
Accounts payable	92,088	129,054
Accrued expenses	(17,879)	(58,073)
Refundable license fee	200,000	—

Net cash provided by (used in) operating activities	19,418	(1,278,079)

Investing activities:
Purchase of property and equipment	—	(1,084)

Net cash used in investing activities	—	(1,084)

Financing activities:
Net proceeds from the issuance of common stock	—	1,398,615

Net cash provided by financing activities	—	1,398,615

Net increase in cash and cash equivalents	19,418	119,452

Cash and cash equivalents at beginning of period	116,092	3,790,352

Cash and cash equivalents at end of period	$135,510	$3,909,804

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

For the three months ended March 31, 2012 and 2011 (Unaudited)

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

Management Plans to Address Operating Conditions.

On March 27, 2012, we entered into a term sheet with Lee’s Pharmaceutical (HK) Limited (“Lee’s”) for the license of Tß4 in any pharmaceutical formulation, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong and Macau. Lee’s paid us $200,000 upon signing of the term sheet, and Lee’s will pay us an additional $200,000 upon signing of the definitive license agreement, which we expect to occur by May 31, 2012 or soon thereafter. The amount is classified as refundable license fee on the balance sheet. Sigma-Tau Finanziaria S.P.A., an international pharmaceutical company, which together with its subsidiaries and affiliates, collectively beneficially own approximately 39% of our common stock and represent our largest stockholder group, also collectively own approximately 28% of Lee’s. The receipt of the initial $200,000 will support our operations for thirty to sixty days. Receipt of the additional $200,000 from the signing of the definitive license agreement will provide funding of planned operations through the second quarter of 2012. We continue to evaluate potential strategic options, including the licensing of additional territorial rights to our proprietary clinical programs. Additionally, beginning in late 2011, we began implementing significant cost-saving measures to conserve capital resources and maintain a minimal level of operations, while seeking additional funding and/or to complete a strategic transaction. To that end, in December 2011 we reduced the salaries of all of our employees to approximately $2,800 per employee per month, and we granted stock options to them (in lieu of a portion of the cash salary adjustment) that vested at the end of the year. Beginning in January 2012, all employees became part-time hourly employees with reduced work schedules. Additionally, in January 2012, we discontinued providing employee health benefits and company-sponsored 401(k) matching contributions. The majority of our research and development staff’s efforts since this time have been directed to work under a grant that we received from the National Institutes of Health (“NIH”).

We have incurred net losses of $6.0 million for the year ended December 31, 2011 and $429,000 for the three-month period ended March 31, 2012. Since inception, and through March 31, 2012, we have an accumulated deficit of $96 million and we had cash and cash equivalents of $136,000 as of March 31, 2012. Currently, we are not enrolling patients in any of our clinical trials. We had intended to commence patient enrollment in a Phase 2 clinical trial of RGN-352 for AMI patients near the end of the first quarter of 2011, but this trial has been placed on clinical hold by the FDA pending resolution of certain manufacturing compliance issues at our original contract manufacturer, which was responsible for formulating, filling and finishing RGN-352. We have put the AMI trial on hold pending access to sufficient capital resources to enable us to retain a new drug product manufacturer and are focusing our current efforts on the development of RGN-259 for ophthalmic indications.

We have stopped enrolling and have closed a Phase 2 trial to evaluate RGN-137 in patients suffering from epidermolysis bullosa, or EB. We plan to have the data analyzed once we have the financial resources. Given these objectives and as noted above, we project that our existing capital resources, coupled with the expected $200,000 payment from Lee’s upon entry into the definitive license agreement, will fund our planned operating activities through the end of June 2012, without giving effect to any other financing sources, including any purchases under our committed equity facility with Lincoln Park Capital, which is subject to a number of conditions that limit our ability to draw against such facility (See Note 6).

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

Basis of Presentation.

The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the SEC, for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP. The accounting policies underlying our unaudited interim financial statements are consistent with those underlying our audited annual financial statements. These unaudited interim financial statements should be read in conjunction with the audited annual financial statements as of and for the year ended December 31, 2011, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”).

The accompanying December 31, 2011 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or any other future period.

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

Sponsored Research Revenues.

We account for non-refundable grants as “Sponsored research revenues” in the accompanying statements of operations. Revenues are recognized when persuasive evidence of an arrangement exists, the associated research or other services have been performed, the related underlying costs are incurred, the contract price is fixed or determinable and collectability is reasonably assured. For the three months ended March 31, 2012 and 2011, all of our revenues were from one NIH grant.

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

Recent Accounting Pronouncements.

For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies—Recent Accounting Pronouncements,” in the Annual Report. We did not adopt any new accounting pronouncements during the three months ended March 31, 2012 that had or are expected to have a material impact on our financial statements.

2.	NET LOSS PER COMMON SHARE

Net loss per common share for the three-month periods ended March 31, 2012 and 2011, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 16,856,658 shares and 20,879,931 shares in 2012 and 2011, respectively, reserved for the exercise of outstanding options and warrants.

3.	STOCK-BASED COMPENSATION

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model and amortize that cost over the expected term of the grant. We recognized $57,109 and $65,617 in stock-based compensation expense for the three months ended March 31, 2012 and 2011, respectively. We expect to recognize the compensation cost related to non-vested options as of March 31, 2012 of $225,173 over the weighted average remaining recognition period of 1.4 years.

We did not grant any stock options during the three months ended March 31, 2011. We used the following forward-looking range of assumptions to value each stock option granted to employees, consultants and directors during the three months ended March 31, 2012:

2012
Dividend yield	0.0%
Risk-free rate of return	0.9%
Expected life in years	4 - 4.75
Volatility	73 - 77%
Forfeiture rate	2.6%

4.	INCOME TAXES

As of March 31, 2012, there have been no material changes to our uncertain tax positions disclosures as provided in Note 8 of the Annual Report. We do not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2013.

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

At March 31, 2012, we held no qualifying liabilities, and our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds and U.S. Treasury Bills included in Cash and Cash Equivalents valued at $136,000, using Level 1 inputs.

6.	STOCKHOLDERS’ EQUITY

On January 5, 2011, we entered into a securities purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we sold in a registered direct offering 1,851,852 shares of our common stock to LPC at a price per share of $0.27, for gross proceeds of $500,000 before offering expenses (the “Registered Offering”). As part of the Registered Offering, we also issued to LPC, for no additional consideration, a warrant to purchase 740,741 shares of common stock at an exercise price of $0.38 per share (the “LPC Warrant”). Subject to certain ownership limitations, the LPC Warrant is exercisable until January 7, 2016. The exercise price of the LPC Warrant is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

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

During 2011, we sold 1,500,000 shares of common stock to LPC as Purchase Shares for $348,200 in net proceeds. We also issued 30,336 Additional Commitment Shares in connection with this purchase. At December 31, 2011 additional sales to LPC were not available as our share price was less than $0.15 per share. During the three months ended March 31, 2012 we did not sell any shares to LPC, and we may not sell additional shares to LPC until such time as we have filed a post-effective amendment to the original registration statement and such amendment has been declared effective by the SEC.

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

Lee’s Pharmaceuticals. On March 27, 2012, we announced that we had signed a term sheet with Lee’s Pharmaceutical (HK) Limited, headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong and Macau. Lee’s paid us $200,000 upon signing of the term sheet, and Lee’s will pay us an additional $200,000 upon signing of the definitive license agreement, which we expect to occur by May 31, 2012 or soon thereafter. Lee’s is an affiliate of Sigma Tau, which collectively with its affiliates is our largest stockholder.

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

RGN-137

Clinical Development — Epidermolysis Bullosa. In 2005, we began enrolling patients in a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with EB. EB is a genetic disease of about 10 gene mutations that results in fragile skin and other epithelial structures (e.g., cornea and GI tract) that can blister spontaneously or separate at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. In severe cases, recurrent blistering and tissue loss may be life threatening. In this randomized, double-blind, placebo-controlled, dose-response trial, nine U.S. clinical sites have been enrolling patients to evaluate the safety, tolerability, and wound healing effectiveness of three different concentrations of RGN-137 compared to placebo. RGN-137 is being applied topically to the skin, once daily for up to 56 consecutive days. EB has been designated as an “orphan” indication by the FDA’s Office of Orphan Drugs. A portion of this trial was funded by a grant of $681,000 received from the FDA. We have completed enrollment of 30 out of the original target of 36 patients and closed the Phase 2 trial in late 2011 as the availability of eligible patients has been exhausted.

Clinical Development — Pressure Ulcers. In late 2005, we began enrolling patients in a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with chronic pressure ulcers, commonly known as bedsores. In this randomized, double-blind, placebo-controlled, dose-response trial, 15 clinical sites in the United States enrolled a total of 72 patients to evaluate the safety, tolerability, and wound healing effectiveness of three different concentrations of RGN-137 compared to placebo. RGN-137 was applied topically to patients’ ulcers, once daily for up to 84 consecutive days. Patients in the trial were between 19 and 85 years old and had at least one stable Stage III or IV pressure ulcer with a surface area between 5 and 70 cm2. Stage III and IV pressure ulcers are full thickness wounds that penetrate through the skin and muscle, sometimes completely to the bone.

In January 2009, we reported final data from this trial. RGN-137 was well-tolerated at all three dose levels studied, with no dose-limiting adverse events, which achieved the primary objective of the study. As for efficacy, all Tß4 doses performed similarly compared to placebo, with no statistically significant efficacy results. However, patients treated with the middle dose showed a 17% rate of wound healing, which was the highest rate among the three active doses evaluated. The improvement in ulcer healing in this middle dose group following nine weeks of treatment was equal to the improvement in patients treated with placebo after 12 weeks of treatment. A follow-on evaluation, reported at the 3rd International Symposium on the Thymosins in Health and Disease in March 2012, showed that for those pressure ulcer patients’ wounds that healed, RGN-137 mid dose (0.02% Tß4 gel product) accelerated wound closure with a median time to healing of 22 days as compared to 57 days for the placebo. Although those results are clinically significant, they were not statistically significant.

Clinical Development- Venous Stasis Ulcers. In mid-2006 we began enrolling patients in a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with venous stasis ulcers. Venous stasis ulcers are a common type of chronic wound that develops on the ankle or lower leg in patients with chronic vascular disease. In these patients blood flow in the lower extremities is impaired leading to venous hypertension, edema (swelling) and mild redness and scaling of the skin that gradually progresses to ulceration. In this double-blind, placebo-controlled, dose-response study, 8 European sites in Italy (N=5) and Poland (N=3) make up the 72 patients randomized to receive three different concentrations of RGN-137 or placebo. RGN-137 or placebo was applied topically to patients’ ulcers once daily for consecutive days. A patient’s ulcer size and ulcer stability for enrollment were between 3 and 30 cm2 and at least 6 weeks in duration, respectively.

In 2009, we reported final data from that trial. All doses of RGN-137 were well tolerated. More patients achieved healing in the RGN-137 mid dose (0.03% Tß4 gel product) than in any other dose group. The mid dose showed both an increased incidence of wound healing and a faster healing time compared to placebo. The mid dose decreased the median time to healing by 45% among those wounds that completely healed. A follow-on evaluation, reported at the 3rd International Symposium on the Thymosins in Health and Disease in March 2012, showed that for those venous stasis ulcer patients’ wounds greater than 3 cm2 that healed, the RGN-137 mid dose (0.03% Tß4 gel product) accelerated wound closure with a median time to healing of 49 days as compared to 78 days for the placebo. Those results were both clinically and statistically significant.

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

In March 2012, we entered into a term sheet with Lee’s Pharmaceutical (HK) for the development of Tß4 in any pharmaceutical formulation in China, Hong Kong and Macau. At the time of the signing of the term sheet, we received a $200,000 payment from Lee’s, and we project that our existing capital resources will fund our planned, minimal operating activities through May 2012. Upon execution of the definitive license agreement, we expect to receive an additional $200,000 payment from Lee’s. While we expect that these funds will allow us to continue our minimal level of operations through June 2012, we will continue to have insufficient resources to initiate any additional trials that we have planned. As a result, we will still need to complete a financing or strategic transaction by the end of the second quarter of 2012 to continue as a going concern or we may be forced to cease operations, seek protection under the provisions of the U.S. Bankruptcy Code or liquidate and dissolve our company.

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

R&D expenditures are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these expenses could exceed our expectations, possibly materially. We are uncertain as to what we will incur in future research and development costs for our clinical studies, as these amounts are subject to the outcome of current studies, management’s continuing assessment of the economics of each individual research and development project and the internal competition for project funding. As described below under “Sources of Liquidity,” in May 2010 we were awarded a grant from the NIH to support the development of RGN-352. Subject to our compliance with the terms and conditions of the grant, we are eligible to receive up to $3.0 million over a three-year period in cost reimbursements related to the purposes set forth in the grant. We intend to use proceeds from the grant for the payment of research and development staff in connection with our grant related research and development activities and, as described above, we have increasingly relied on this grant for purposes of funding our R&D employees’ reduced salaries. Proceeds from the grant have been used for animal studies supporting our clinical work to develop RGN-352 for myocardial infarction, as well as to manufacture additional quantities of Tß4.

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

Critical Accounting Policies

In Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on April 4, 2012, which we refer to as the Annual Report, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2012 and 2011

Revenues. For the three months ended March 31, 2012, grant revenue was $225,000 compared to $602,000 for the same period in 2011. In May 2010, we were awarded a grant from NIH’s National Heart Lung & Blood Institute (“NHLBI”). This grant was for $1 million per year for three years. During the three months ended March 31, 2012 and 2011, we recognized revenue based on costs incurred related to this grant.

R&D Expenses. For the three months ended March 31, 2012, our R&D expenses decreased by approximately $1.25 million, or 83%, to $257,000 from $1.5 million for the same period in 2011. The decrease was primarily the result of cost cutting actions implemented in late 2011 and the absence direct clinical activity while we try to secure additional operating capital. During the three months ended March 31, 2011, we were actively working towards the initiation of our Phase 2 clinical trials evaluating RGN-352 in AMI patients, and we commissioned the manufacturing of additional Tß4 for clinical trials. In total, these two activities resulted in R&D expenses of $1.0 million. The balance of the decrease reflects lower personnel and related costs.

G&A Expenses. For the three months ended March 31, 2012, our G&A expenses decreased by approximately $289,000, or 42%, to $396,000, from $685,000 for the same period in 2011. The decrease was primarily the result of cost cutting actions implemented in late 2011. Significantly lower costs were incurred in the 2012 period versus the 2011 period for personnel and related expenses (decrease of $136,000), legal and patent costs (decrease of $130,000), investor relations expenses (decrease of $42,000), consulting fees (decrease of $25,000) and non-cash stock option expense (decrease of $11,000). These amounts were partially offset by increased costs of $95,000 in 2012 associated with engaging investment bankers to evaluate our strategic options, including advisory and valuation services.

Liquidity and Capital Resources

Overview

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. We have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings, although as discussed below we have been awarded government grants and will continue to pursue other governmental funding sources. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2011 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.

We incurred a net loss of $429,000 for the period ended March 31, 2012. We only had cash and cash equivalents of $136,000 at March 31, 2012. Based on our current operations, we believe our existing cash resources, coupled with the payments associated with the Lee’s licensing agreement, will be adequate to fund our operations through June 2012, without considering any potential other sources of capital. In any event, we will continue to have a need for financing, which we may not be able to complete either on favorable terms or at all.

Cash Flows for the Three Months Ended March 31, 2012 and 2011

Net cash provided by operating activities was approximately $19,000 for the three months ended March 31, 2012 as compared to $1.3 million used in operating activities for the same three months in 2011. In 2011 the net cash used in operating activities was primarily the result of our net loss during the period. The 2012 operating activities reflect the receipt of a $200,000 refundable license fee coupled with significantly reduced costs, resulting in a small increase in operating cash for the period. During the three months ended March 31, 2012, we did not purchase furniture and equipment or engage in any other investing activity, as compared with purchases of furniture and equipment of approximately $1,000 for the same period in 2011. Additionally, we did not sell any equity securities during the three months ended March 31, 2012 or engage in any other financing activities. During the same period in 2011, we raised net proceeds from the sale of equity securities of approximately $1.4 million, as described in Note 6 to our unaudited financial statements included in this report.

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

Even with this change in our clinical development priorities, we currently do not have sufficient capital resources to continue product development beyond May 2012 without additional capital. While we expect to receive an additional $200,000 payment from Lee’s by the end of May 2012 or soon thereafter, we expect that these funds will allow us to continue our minimal level of operations through June 2012, and we will continue to have insufficient resources to initiate any additional trials that we have planned. As described below, we have established a committed equity facility with LPC, but we are currently unable to draw on the facility and our ability to draw on the facility in the future is subject to a number of limitations, including our stock price, as described in “Risk Factors—Risks Related to Our Liquidity and Need for Financing—We are not currently able to access the LPC committed equity facility and, if we are able to do so in the future, we may not be able to access the full amounts available under the LPC committed equity facility.” Therefore, even if we were able to sell shares of our common stock under the LPC facility, based on our recent stock price, the amount of proceeds we would be able to raise would likely not extend our capital resources significantly beyond the second quarter of 2012.

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

Committed Equity Line with LPC

In January 2011, we also entered into an $11 million committed equity facility with LPC. We filed a registration statement for the resale by LPC of 15 million shares of common stock issuable under the facility through October 2013. However, because the registration statement related to those shares has ceased to be effective under the Securities Act, we would need to prepare and file a post-effective amendment to the registration statement and have that post-effective amendment declared effective by the SEC before we can sell any of these shares to LPC. If effective, the facility would provide us with the right but not the obligation to direct LPC to purchase up to 200,000 shares of common stock every two business days at a purchase price calculated by reference to the prevailing market price of our common stock without any fixed discount, subject to the floor price of $0.15 per share.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2012, these cash equivalents were $136,000. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of March 31, 2012, the change in fair value of our financial instruments would not have been material.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based upon this evaluation, management has concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Even with the change in our clinical development priorities during 2011, we currently do not have sufficient capital resources to fund our ongoing research and development activities, and we will not be able to sponsor any clinical trials in 2012 without additional funding. We project that our existing capital resources will only be adequate to fund our operations through May 2012. We also expect to receive an additional $200,000 from Lee’s Pharmaceuticals upon the execution of the definitive license agreement that is the subject of a term sheet, although we only expect these additional proceeds, if received, to be sufficient to fund our operations through June 2012. If our stock price increases from its current level, we may, however, make additional sales of common stock under our committed equity facility with Lincoln Park Capital, as described below, which would extend our resources, but our ability to use the committed equity facility depends upon our share price and trading volume. However, even if we are able to sell shares of our common stock under the LPC facility, based on our current stock price the amount of proceeds we would be able to raise, doing so would not extend our capital resources significantly beyond the second quarter of 2012 and, accordingly, we will also need to seek other sources of capital.

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

In March 2012, we entered into a term sheet with Lee’s Pharmaceuticals to license the development of Tß4 in any pharmaceutical form, including our RGN-259, RGN-137 and RGN-352 product candidates, in China, Hong Kong and Macau. Upon signing the term sheet, Lee’s paid us $200,000. We expect that the definitive license agreement with Lee’s will be completed by the end of May 2012 or soon thereafter, and upon the execution of the definitive agreement, we will receive an additional $200,000 payment from Lee’s. However, the execution of the definitive agreement with Lee’s is subject to risks, including the negotiation of mutually acceptable terms. If we are unable to agree to the terms of a definitive agreement with Lee’s within 60 days of the date of the term sheet, Lee’s will be permitted to terminate discussions regarding the agreement, in which case we would not receive the additional payment and we would be required to refund the original $200,000 payment. Given our current financial circumstances, unless we are able to generate addition capital resources, we would likely be unable to refund this payment, which would have a material adverse impact on our financial condition and ability to continue operations.

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

Currently, we have only registered for resale 12,541,667 additional shares of our common stock that we may sell to LPC. These shares, if and when issued to LPC, would be a combination of shares purchased at the price per share set forth in our purchase agreement with LPC and shares issued as additional pro rata commitment shares for no additional consideration, based on the formula set forth in the agreement. However, because the registration statement related to those shares has ceased to be effective under the Securities Act, we would need to prepare and file a post-effective amendment to the registration statement and have that post-effective amendment declared effective by the SEC before we can sell any of these shares to LPC. Assuming a purchase price of $0.20 per share, we would generate net cash proceeds of approximately $2.5 million. In the event we elect to issue more than the originally registered 15,000,000 shares, we would be required to file a new registration statement and have it declared effective by the SEC before selling such additional shares.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of March 31, 2012, our accumulated deficit totaled approximately $96 million.

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

For the period from January 1, 2012 through May 8, 2012, the closing price of our common stock has ranged from $0.11 to $0.22, with an average daily trading volume of approximately 54,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our officers, directors and principal stockholders together control approximately 42% of our outstanding common stock. Included in this group is Sigma-Tau and its affiliates, which together hold outstanding shares representing approximately 37% of our outstanding common stock. A portion of the shares of common stock currently held by Sigma-Tau and its affiliates are subject to voting agreements under which our Board controls the voting power of such stock. We cannot assure you that such voting agreements would prevent Sigma-Tau and its affiliates from taking actions not in your best interests and effectively exercising control over us. These voting agreements expire periodically through September 2012. After their expiration, we will have no control over the voting of these shares controlled by Sigma-Tau, including with respect to the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

As of March 31, 2012, there were outstanding options to purchase an aggregate of 5,524,599 shares of our common stock at exercise prices ranging from $0.14 per share to $3.82 per share and outstanding warrants to purchase 11,332,059 shares of our common stock at a weighted average exercise price of $0.67 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts, including our committed equity facility with LPC.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to the Company’s Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.6 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.1	Term Sheet, dated as of March 27, 2012, by and between the Company and Lee’s Pharmaceutical (HK) Limited	Filed herewith

10.2	Letter Agreement between the Company and J.J. Finkelstein, dated January 1, 2012	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.3	Letter Agreement between the Company and J.J. Finkelstein, dated April 3, 2012	Filed herewith

10.4	Letter Agreement between the Company and David Crockford, dated January 1, 2012	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.5	Letter Agreement between the Company and David Crockford, dated April 3, 2012	Filed herewith

10.6	Letter Agreement between the Company and Allan L. Goldstein, dated January 1, 2012	Exhibit 10.5 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.7	Letter Agreement between the Company and Allan L. Goldstein, dated April 3, 2012	Filed herewith

10.8	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated April 3, 2012	Filed herewith

10.9	Amended and Restated Change in Control Agreement between the Company and David Crockford, dated April 3, 2012	Filed herewith

10.10	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated April 3, 2012	Filed herewith

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) Notes to Financial Statements.	Filed herewith***

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: May 15, 2012	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant and as Principal Financial Officer)