Form 10-Q
period 2012-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2012-08-14
CIK 707511

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to __________________.

Commission file number 001-15070

RegeneRx Biopharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-1253406
(State of Incorporation)	(IRS Employer I.D. Number)

15245 Shady Grove Road

Suite 470

Rockville, Maryland 20850

(Address of Principal Executive Offices)

(301) 208-9191

(Registrant's Telephone Number, Including Area Code)

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

81,733,247 shares of common stock, par value $0.001 per share, were outstanding as of August 14, 2012.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2012

Index

Part I.	Financial Information		Page No.

	Item 1.	Financial Statements

		Balance Sheets at June 30, 2012
		(unaudited) and December 31, 2011	3

		Statements of Operations for the three and six
		months ended June 30, 2012 and 2011 (unaudited)	4

		Statements of Cash Flows for the six months
		ended June 30, 2012 and 2011 (unaudited)	5

		Notes to Financial Statements (unaudited)	6-11

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	21

	Item 4.	Controls and Procedures	21

Part II.	Other Information

	Item 1.	Legal Proceedings	22

	Item 1A.	Risk Factors	22

	Item 2.	Unregistered Sales of Equity Securities and
		Use of Proceeds	37

	Item 3.	Defaults Upon Senior Securities	37

	Item 4.	Mine Safety Disclosures	37

	Item 5.	Other Information	37

	Item 6.	Exhibits	38-40

	Signatures		41

Part I – Financial Information

Item 1. Financial Statements

RegeneRx Biopharmaceuticals, Inc.
Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$29,884	$116,092
Grant receivable	228,148	214,450
Prepaid expenses and other current assets	25,713	24,603
Total current assets	283,745	355,145
Property and equipment, net of accumulated depreciation of $120,895 and $116,985	13,036	16,946
Other assets	11,503	11,503
Total assets	$308,284	$383,594

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$683,412	$451,881
Accrued expenses	334,587	358,778
Refundable license fee	200,000	0
Total current liabilities	1,217,999	810,659

Commitments	0	0

Stockholders' equity (deficit)
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	0	0
Common stock, par value $.001 per share, 200,000,000 shares authorized; 81,679,080 issued and outstanding as of June 30, 2012; 81,390,618 issued and outstanding as of December 31, 2011	81,679	81,391
Additional paid-in capital	95,195,620	95,023,912
Accumulated deficit	(96,187,014)	(95,532,368)
Total stockholders' equity (deficit)	(909,715)	(427,065)
Total liabilities and stockholders' equity (deficit)	$308,284	$383,594

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Operations
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Sponsored research revenue	$541,697	$588,575	$766,534	$1,191,032

Operating expenses:
Research and development	487,702	1,470,741	745,148	2,985,526
General and administrative	279,689	650,540	676,043	1,335,599
Total operating expenses	767,391	2,121,281	1,421,191	4,321,125
Loss from operations	(225,694)	(1,532,706)	(654,657)	(3,130,093)
Interest income	3	500	11	1,518
Net loss	$(225,691)	$(1,532,206)	$(654,646)	$(3,128,575)

Basic and diluted net loss per common share	$(0.00)	$(0.02)	$(0.01)	$(0.04)
Weighted average number of common shares outstanding	81,669,570	79,870,332	81,530,094	79,655,544

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six Months ended June 30,
	2012	2011

Operating activities:
Net loss	$(654,646)	$(3,128,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,910	4,763
Non-cash share-based compensation	124,977	103,580
Changes in operating assets and liabilities:
Grants receivable	(13,698)	(570,261)
Prepaid expenses and other current assets	(1,110)	251,866
Other assets	0	5,752
Accounts payable	278,550	41,951
Accrued expenses	(24,191)	370,646
Refundable license fee	200,000	0
Net cash used in operating activities	(86,208)	(2,920,278)

Investing activities:
Purchase of property and equipment	0	(1,084)
Net cash used in investing activities	0	(1,084)

Financing activities:
Net proceeds from issuance of common stock	0	1,417,216
Net cash provided by financing activities	0	1,417,216
Net decrease in cash and cash equivalents	(86,208)	(1,504,146)
Cash and cash equivalents at beginning of period	116,092	3,790,352
Cash and cash equivalents at end of period	$29,884	$2,286,206

Supplemental Disclosure of Non-Cash Operating Activities:
Issuance of common stock for payment of accounts payable	$47,019	$0

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

For the three months ended June 30, 2012 and 2011 (Unaudited)

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

Management Plans to Address Operating Conditions.

On July 15, 2012, we entered into a License Agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”) for the license of Tß4 in any pharmaceutical formulation, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s paid us $200,000 upon signing of a term sheet on March 27, 2012, and Lee’s paid us an additional $200,000 upon signing of the definitive license agreement. The initial $200,000 was classified as refundable license fee on the June 30, 2012 balance sheet, as the definitive agreement was not signed until after the end of the quarter. Sigma-Tau Finanziaria S.P.A., an international pharmaceutical company, which together with its subsidiaries and affiliates, collectively beneficially own approximately 39% of our common stock and represent our largest stockholder group, also collectively own approximately 26% of Lee’s. The receipt of the $200,000 in July 2012, together with grant revenues, will allow us to fund limited operations through August 2012, without giving effect to any other sources of funding. We continue to evaluate potential strategic options, including the licensing of additional territorial rights to our proprietary clinical programs. Additionally, beginning in late 2011, we began implementing significant cost-saving measures to conserve capital resources and maintain a minimal level of operations, while seeking additional funding and/or to complete a strategic transaction. Beginning in January 2012, all employees became part-time hourly employees with reduced work schedules. Additionally, in January 2012, we discontinued providing employee health benefits and company-sponsored 401(k) matching contributions. The majority of our research and development staff’s efforts since this time have been directed to work under a grant that we received from the National Institutes of Health (“NIH”).

We have incurred net losses of $655,000 for the six-month period ended June 30, 2012. Since inception, and through June 30, 2012, we have an accumulated deficit of $96 million and we had cash and cash equivalents of $30,000 as of June 30, 2012. Currently, we are not enrolling patients in any of our clinical trials. We had intended to commence patient enrollment in a Phase 2 clinical trial of RGN-352 for AMI patients near the end of the first quarter of 2011, but this trial has been placed on clinical hold by the FDA pending resolution of certain manufacturing compliance issues at our original contract manufacturer, which was responsible for formulating, filling and finishing RGN-352. We have put the AMI trial on hold pending access to sufficient capital resources to enable us to retain a new drug product manufacturer and are focusing our current efforts on the development of RGN-259 for ophthalmic indications.

We have closed a Phase 2 trial to evaluate RGN-137 in patients suffering from epidermolysis bullosa, or EB. We plan to have the data analyzed once we have the financial resources. Given these objectives and as noted above, we project that our existing capital resources, coupled with the expected grant revenues, will only fund our planned operating activities through August 2012, without giving effect to any other financing sources, including any purchases under our committed equity facility with Lincoln Park Capital, which is subject to a number of conditions that limit our ability to draw against such facility (See Note 6).

We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tβ4-based product candidates over multiple indications. We will need substantial additional funds in order to initiate any further preclinical studies or clinical trials, and to fund our operations beyond August 2012. Accordingly, we have an immediate need for financing and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our company or certain of our intellectual property rights.

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

The accompanying December 31, 2011 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or any other future period.

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

Sponsored Research Revenues.

We account for non-refundable grants as “Sponsored research revenues” in the accompanying statements of operations. Revenues are recognized when persuasive evidence of an arrangement exists, the associated research or other services have been performed, the related underlying costs are incurred, the contract price is fixed or determinable and collectability is reasonably assured. For the three and six months ended June 30, 2012 and 2011, all of our revenues were from one NIH grant.

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

Recent Accounting Pronouncements.

For a discussion of recent accounting pronouncements please refer to Note 2, "Summary of Significant Accounting Policies—Recent Accounting Pronouncements," in the Annual Report. We did not adopt any new accounting pronouncements during the three months ended June 30, 2012 that had or are expected to have a material impact on our financial statements.

2.	Net Loss per Common Share

Net loss per common share for each of the three and six months ended June 30, 2012 and 2011 is based on the weighted-average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 17,073,500 shares and 20,679,931 shares in 2012 and 2011, respectively, reserved for the exercise of outstanding options and warrants.

3.	Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model and amortize that cost over the expected term of the grant. We recognized $67,868 and $37,963 in stock-based compensation expense for the three months and $124,977 and $103,580 for the six months ended June 30, 2012 and 2011, respectively. We expect to recognize the compensation cost related to non-vested options as of June 30, 2012 of $198,573 over the weighted average remaining recognition period of 1.24 years.

We did not grant any stock options during the three or six months ended June 30, 2011. We used the following forward-looking range of assumptions to value each stock option granted to employees, consultants and directors during the three months ended June 30, 2012:

2012

Dividend yield	0.0%
Risk-free rate of return	1.0%
Expected life in years	4.00
Volatility	72%
Forfeiture rate	2.6%

4.	Income Taxes

As of June 30, 2012, there have been no material changes to our uncertain tax positions disclosures as provided in Note 8 of the Annual Report. We do not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2013.

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

• Level 3 — Unobservable inputs.

At June 30, 2012, we held no qualifying liabilities, and our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds and U.S. Treasury Bills included in Cash and Cash Equivalents valued at $30,000, using Level 1 inputs.

6.	Stockholders’ Equity

On January 5, 2011, we entered into a securities purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we sold in a registered direct offering 1,851,852 shares of our common stock to LPC at a price per share of $0.27, for gross proceeds of $500,000 before offering expenses (the "Registered Offering"). As part of the Registered Offering, we also issued to LPC, for no additional consideration, a warrant to purchase 740,741 shares of common stock at an exercise price of $0.38 per share (the "LPC Warrant"). Subject to certain ownership limitations, the LPC Warrant is exercisable until January 7, 2016. The exercise price of the LPC Warrant is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

The Registered Offering was made pursuant to an S-3 shelf registration statement on (SEC File No. 333-150675), which was declared effective by the SEC on May 16, 2008, pursuant to a prospectus supplement filed with the SEC on January 7, 2011.

The Registered Offering closed on January 7, 2011. No discounts or placement agent fees were payable in connection with the Registered Offering, and the Company used the proceeds from the Registered Offering for preclinical and clinical development of the Company's drug candidates and for general corporate purposes, including working capital.

On January 5, 2011, we entered into three separate securities purchase agreements (each, a "Sigma-Tau Purchase Agreement" and together, the "Sigma-Tau Purchase Agreements") with affiliates of Sigma-Tau Group, our largest stockholder (the "Sigma-Tau Purchasers"), with respect to the private placement (the "Private Placement") of an aggregate of 3,518,519 shares of common stock (the "Sigma-Tau Shares") at a price per share of $0.27, for gross proceeds of $950,000. No discounts or placement agent fees were payable in connection with the Private Placement, and we used the net proceeds of the Private Placement for working capital and other general corporate purposes.

In connection with the Private Placement, we also issued to the Sigma-Tau Purchasers warrants (the "Sigma-Tau Warrants") to purchase an aggregate of 1,407,407 additional shares of common stock at an exercise price of $0.38 per share. The Sigma-Tau Warrants are exercisable until January 7, 2016. The exercise price of the Sigma-Tau Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The Private Placement closed on January 7, 2011.

In connection with the Private Placement, on January 5, 2011, we and the Sigma-Tau Purchasers entered into an agreement (the "Warrant Amendment") to amend the terms of certain outstanding warrants held by the holders of such warrants (the "Holders"). Under the Warrant Amendment, all outstanding warrants held by the Holders that were issued between March 2006 and December 2008, exercisable for an aggregate of 3,046,453 shares of Common Stock and with exercise prices between $1.60 per share and $4.06 per share, were amended to reduce their exercise prices to $0.38 per share and to extend their expiration dates to December 31, 2011. The incremental fair value transferred to the holders pursuant to the Warrant Amendment was not material. All of the amended warrants expired unexercised on December 31, 2011.

On January 4, 2011, we and LPC also entered into a committed equity facility (the "LPC Equity Facility"), together with a Registration Rights Agreement (the "Registration Rights Agreement"), whereby we have the right to sell to LPC up to $11,000,000 of our common stock through October 2013 (any such shares sold being referred to as the "Purchase Shares"). Under the Registration Rights Agreement, we filed a registration statement related to the transaction with the SEC covering the Purchase Shares and the Additional Commitment Shares (as defined below), which was declared effective by the SEC on February 11, 2011. We will generally have the right, but not the obligation, over a 30-month period that began in April 2011, to direct LPC to periodically purchase the Purchase Shares in specific amounts under certain conditions. The purchase price for the Purchase Shares will be the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In no event, however, will the Purchase Shares be sold to LPC at a price of less than $0.15 per share.

In consideration for entering into the LPC Equity Facility, we issued to LPC 958,333 shares of common stock as an initial commitment fee (the "Initial Commitment Shares") and are required to issue up to 958,333 shares of common stock as additional commitment shares on a pro rata basis (the "Additional Commitment Shares") as we direct LPC to purchase our shares under the Equity Facility over the term of the agreement. The LPC Equity Facility may be terminated by us at any time at our discretion without any cost to us. The proceeds that may be received by us under the LPC Equity Facility are expected to be used for preclinical and clinical development of our drug candidates and for general corporate purposes, including working capital.

Under the LPC Equity Facility, we have agreed that, subject to certain exceptions, we will not, during the term of the LPC Equity Facility, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a "Variable Rate Transaction," which means a transaction in which we:

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

During 2011, we sold 1,500,000 shares of common stock to LPC as Purchase Shares for $348,200 in net proceeds. We also issued 30,336 Additional Commitment Shares in connection with this purchase. At December 31, 2011 additional sales to LPC were not available as our share price was less than $0.15 per share. During the six months ended June 30, 2012 we did not sell any shares to LPC, and we may not sell additional shares to LPC until such time as we have filed a post-effective amendment to the original registration statement and such amendment has been declared effective by the SEC.

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

Development of Product Candidates

RGN-259

RGN-259 is our proprietary preservative-free eye drop formulation of Thymosin beta 4. In September 2011, we completed a Phase 2a exploratory clinical trial evaluating the safety and efficacy of RGN-259 in 72 patients with dry eye syndrome. Patients were randomly assigned to receive either RGN-259 or placebo in this double-masked, placebo-controlled trial. All patients received either RGN-259 (0.1% concentration) or placebo, twice daily for 30 days. Various signs and symptoms of dry eye, such as the degree of ocular surface damage, ocular itching, burning and grittiness, among others, were graded periodically during and following the treatment period. The trial was conducted by Ora Inc., an ophthalmic contract research organization that specializes in dry eye research and clinical trials, and utilized Ora’s Controlled Adverse Environment (CAEsm) chamber, which is a generally accepted model that exacerbates dry eye signs and symptoms in the dry eye patient..

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

In June 2012, we reported preliminary results from a double-masked, vehicle-controlled, physician-sponsored Phase 2 clinical trial evaluating RGN-259 for the treatment of severe dry eye. RGN-259 was observed to be safe and well-tolerated and met key efficacy objectives with statistically significant sign and symptom improvements, compared to vehicle control, at various time intervals, including 28 days post-treatment.

Nine patients with severe dry eye (18 eyes) were treated with RGN-259 or vehicle control six times daily over a period of 28 days. They were evaluated upon entering the study after a two week washout period, at weekly intervals during the treatment phase, at the end of the 28-day treatment period, and at a follow-up visit 28 days after treatment. Statistically significant differences in sign and symptom assessments, such as ocular discomfort and corneal fluorescein staining, were seen at various time points throughout the study. Of particular note were the differences between RGN-259 and vehicle control 28 days post-treatment, or the follow-up period. The RGN-259-treated group had a 35.1% reduction of ocular discomfort compared to vehicle control (p=0.0141), and a 59.1% reduction of total corneal fluorescein staining compared to vehicle control (p=0.0108).

Consistent with the reduction of ocular discomfort and fluorescein staining at the 28-day follow-up visit, other improvements seen in the RGN-259-treated patients included tear film breakup time and increased tear volume production. Likewise, these improvements were seen at other time points in the study.

Lee’s Pharmaceuticals. On July 16, 2012, we announced that we had signed a License Agreement with Lee’s Pharmaceutical (HK) Limited, headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s paid us $200,000 upon signing of a term sheet in March 2012, and Lee’s paid us an additional $200,000 upon signing of the definitive license agreement. Lee’s is an affiliate of Sigma Tau, which collectively with its affiliates is our largest stockholder.

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

In January 2009, we reported final data from this trial. RGN-137 was well-tolerated at all three dose levels studied, with no dose-limiting adverse events, which achieved the primary objective of the study. As for efficacy, all Tß4 doses performed similarly compared to placebo, with no statistically significant efficacy results. However, patients treated with the middle dose showed a 17% rate of wound healing, which was the highest rate among the three active doses evaluated. The improvement in ulcer healing in this middle dose group following nine weeks of treatment was equal to the improvement in patients treated with placebo after 12 weeks of treatment. A follow-on evaluation, reported at the 3rd International Symposium on the Thymosins in Health and Disease in March 2012, showed that for those pressure ulcer patients’ wounds that healed, RGN-137 mid dose (0.02% Tβ4 gel product) accelerated wound closure with a median time to healing of 22 days as compared to 57 days for the placebo. Although those results are clinically significant, they were not statistically significant.

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

In 2009, we reported final data from that trial. All doses of RGN-137 were well tolerated. More patients achieved healing in the RGN-137 mid dose (0.03% Tβ4 gel product) than in any other dose group. The mid dose showed both an increased incidence of wound healing and a faster healing time compared to placebo. The mid dose decreased the median time to healing by 45% among those wounds that completely healed. A follow-on evaluation, reported at the 3rd International Symposium on the Thymosins in Health and Disease in March 2012, showed that for those venous stasis ulcer patients’ wounds greater than 3 cm2 that healed, the RGN-137 mid dose (0.03% Tβ4 gel product) accelerated wound closure with a median time to healing of 49 days as compared to 78 days for the placebo. Those results were both clinically and statistically significant.

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

On July 15, 2012, we entered into a License Agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”) for the license of Tß4 in any pharmaceutical formulation, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s paid us $200,000 upon signing of a term sheet on March 27, 2012, and Lee’s paid us an additional $200,000 upon signing of the definitive license agreement. While we expect that these funds will allow us to continue our minimal level of operations through August 2012, we will continue to have insufficient resources to initiate any additional trials that we have planned. As a result, we will still need to complete a financing or strategic transaction before the end of the third quarter of 2012 to continue as a going concern or we may be forced to cease operations, seek protection under the provisions of the U.S. Bankruptcy Code or liquidate and dissolve our company.

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

R&D expenditures are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these expenses could exceed our expectations, possibly materially. We are uncertain as to what we will incur in future research and development costs for our clinical studies, as these amounts are subject to the outcome of current studies, management's continuing assessment of the economics of each individual research and development project and the internal competition for project funding. As described below under "Sources of Liquidity," in May 2010 we were awarded a grant from the NIH to support the development of RGN-352. Subject to our compliance with the terms and conditions of the grant, we are eligible to receive up to $3.0 million over a three-year period in cost reimbursements related to the purposes set forth in the grant. We intend to use proceeds from the grant for the payment of research and development staff in connection with our grant related research and development activities and, as described above, we have increasingly relied on this grant for purposes of funding our R&D employees’ reduced salaries. Proceeds from the grant have been used for animal studies supporting our clinical work to develop RGN-352 for myocardial infarction, as well as to manufacture additional quantities of Tβ4.

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

Results of Operations

Comparison of the three months ended June 30, 2012 and 2011

Revenues. For the three months ended June 30, 2012, grant revenue was $542,000 compared to $589,000 for the same period in 2011. In May 2010, we were awarded a grant from NIH’s National Heart Lung & Blood Institute (“NHLBI”). This grant was for $1 million per year for three years.

R&D Expenses. For the three months ended June 30, 2012, our R&D expenses decreased by $983,000, or 67%, to $488,000 from approximately $1.5 million for the same period in 2011. During the three months ended June 30, 2012 our primary R&D focus has been preclinical animal work under our NIH grant. During the comparable period in 2011 we engaged a contract research organization to commence a Phase 2 trial in dry eye patients and incurred $350,000 in costs. We also commissioned a manufacturing run of additional Tß4 and incurred $415,000 of costs. We also wound down the activities associated with our Phase 2 trial in heart attack patients that was placed on clinical hold at the end of March 2011, incurring costs of $78,000. No comparable activities were underway during the same period in 2012.

G&A Expenses. For the three months ended June 30, 2012, our G&A expenses decreased by $370,000, or 57%, to $280,000, from $650,000 for the same period in 2011. Significantly lower costs were incurred in the 2012 period versus the 2011 period for personnel and related expenses (decrease of $137,000), legal and patent costs (decrease of $166,000), investor relations expenses (decrease of $46,000) and fees paid to members of our board of directors for their service (decrease of $20,000). These decreases were partially offset with increases in non-cash stock option expense (increase of $18,000) and advisory fees (increase of $9,500).

Comparison of the six months ended June 30, 2012 and 2011

Revenue. We recognized $767,000 in revenue for the six months ended June 30, 2012 from the NIH grant awarded in May 2010, compared to $1.2 million for the same period in 2011. The 2012 revenue recognized was based on the costs incurred during the period related to preclinical animal studies, while the 2011 revenues were based on costs incurred primarily related to API production in addition to a small amount of preclinical work.

R&D Expenses. For the six months ended June 30, 2012, our R&D expenses decreased by approximately $2.2 million, or 75%, to $745,000 from approximately $3.0 million for the same period in 2011. During the six months ended June 30, 2012 our primary R&D focus has been preclinical animal work under our NIH grant. During the six months ended June 30, 2011 we engaged a contract research organization to execute a preclinical dry eye study and to commence a Phase 2 trial in dry eye patients and incurred approximately $400,000 in costs. We also commissioned a manufacturing run of additional Tß4 for approximately $840,000. We also incurred costs of approximately $660,000 associated with our Phase 2 trial of RGN-352 that has been placed on clinical hold. No comparable activities were underway during the same period in 2012.

G&A Expenses. For the six months ended June 30, 2012, our G&A expenses decreased by $660,000, or 49%, to $676,000 million from approximately $1.3 million for the same period in 2011. Significantly lower costs were incurred in the 2012 period versus the 2011 period for personnel and related expenses (decrease of $273,000), legal and patent costs (decrease of $295,000), investor relations expenses (decrease of $87,000), consulting fees (decrease of $29,000) and board fees (decrease of $45,000). These amounts were partially offset by increased costs of $105,000 in 2012 associated with engaging investment bankers to evaluate our strategic options, including advisory and valuation services.

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

We incurred a net loss of $655,000 for the six-month period ended June 30, 2012. We only had cash and cash equivalents of $30,000 at June 30, 2012. Based on our current operations, we believe our existing cash resources, coupled with the payments associated with the Lee’s licensing agreement, will be adequate to fund our operations through August 2012, without considering any potential other sources of capital. In any event, we will continue to have a need for financing, which we may not be able to complete either on favorable terms or at all.

Cash Flows for the Six Months Ended June 30, 2012 and 2011

Net cash used in operating activities was approximately $86,000 for the six months ended June 30, 2012 as compared to $2.9 million used in operating activities for the same six months in 2011. In 2011 the net cash used in operating activities was primarily the result of our net loss during the period. For the first six months of 2012 the limited cash inflows has been from our NIH grant and the receipt of a $200,000 license fee from Lee’s, which was initially refundable but was recorded as deferred revenue in July 2012 upon signing a definitive license agreement. These inflows, coupled with significant cost reductions and increased accounts payable from delayed payment of obligations, resulted in a decrease in operating cash compared to the prior year period. During the six months ended June 30, 2012, we did not purchase furniture and equipment or engage in any other investing activity, as compared with purchases of furniture and equipment of approximately $1,000 for the same period in 2011. Additionally, we did not sell any equity securities during the six months ended June 30, 2012 or engage in any other financing activities. During the same period in 2011, we raised net proceeds from the sale of equity securities of approximately $1.4 million, as described in Note 6 to our unaudited financial statements included in this report.

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

Even with this change in our clinical development priorities, we currently do not have sufficient capital resources to continue product development beyond August 2012 without additional capital. While we received an additional $200,000 payment from Lee’s in July 2012, we expect that these funds will only allow us to continue our minimal level of operations through August 2012, and we will continue to have insufficient resources to initiate any additional trials that we have planned. As described below, we have established a committed equity facility with LPC, but we are currently unable to draw on the facility and our ability to draw on the facility in the future is subject to a number of limitations, including our stock price, as described in “Risk Factors—Risks Related to Our Liquidity and Need for Financing—We are not currently able to access the LPC committed equity facility and, if we are able to do so in the future, we may not be able to access the full amounts available under the LPC committed equity facility.” Therefore, even if we were able to sell shares of our common stock under the LPC facility, based on our recent stock price, the amount of proceeds we would be able to raise would likely not extend our capital resources significantly beyond the third quarter of 2012.

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

In addition to our obligations under clinical trials, we are committed under an office space lease through January 2013 that requires average base rental payments of approximately $8,300 per month.

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

There are no trading volume requirements or restrictions under the facility, and we will control the timing and amount of any sales of our common stock to LPC. Our ability to sell our shares to LPC is also subject to our obtaining all necessary consents, amendments or waivers as may be required, and subject to the shares to be sold having been registered for resale. LPC has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the facility. We can also accelerate the amount of common stock to be purchased under certain circumstances. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages. We may terminate the facility at any time, in our discretion, without any penalty or cost to us. To date, we have issued an aggregate of 1,530,336 shares of common stock to LPC under this facility for net proceeds of $348,200. During the six months ended June 30, 2012 we did not sell any shares to LPC.

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

We also have entered into a license agreement with Lee’s Pharmaceuticals that provides for the opportunity for us to receive milestone payments upon specified events and royalty payments in connection with any commercial sales of Tß4-based products in China, Hong Kong, Macau and Taiwan. However, there are no assurances that we will be able to attain any such milestones or generate any such royalty payments under the agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2012, these cash equivalents were $30,000. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of June 30, 2012, the change in fair value of our financial instruments would not have been material.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based upon this evaluation, management has concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential sales of our securities, we estimate that our existing capital resources, coupled with the receipt of the second Lee’s payment, will only be sufficient to fund our operations through August 2012.

We are focusing our current efforts on the development of RGN-259 for ophthalmic indications. We recently completed a Phase 2 clinical trial to evaluate RGN-259 in patients suffering from dry eye syndrome, and we intend to pursue partnering opportunities for RGN-259 based on the data from this trial. We have also supported a small physician-sponsored Phase 2 study of RGN-259 in severe dry eye which was concluded in June 2012. We have completed enrolling 30 patients in our Phase 2 trial for RGN-137 in EB patients. We had intended to commence patient enrollment in a Phase 2 clinical trial of RGN-352 for AMI patients near the end of the first quarter of 2011, but this trial was placed on clinical hold by the FDA. The AMI trial remains on hold pending resolution of regulatory issues and our access to sufficient capital resources. Depending on our capital resources, and if regulatory and manufacturing issues with RGN-352 are resolved, we may also continue to support a proposed physician-sponsored Phase 1/2 clinical trial to evaluate the therapeutic potential of RGN-352 in patients with multiple sclerosis.

Even with the change in our clinical development priorities during 2011, we currently do not have sufficient capital resources to fund our ongoing research and development activities, and we will not be able to sponsor any clinical trials in 2012 without additional funding. We project that our existing capital resources, including the $200,000 received from Lee’s in July 2012, will only be adequate to fund our operations through August 2012. If our stock price increases from its current level, we may, however, make additional sales of common stock under our committed equity facility with Lincoln Park Capital, as described below, which would extend our resources, but our ability to use the committed equity facility depends upon our share price and trading volume. However, even if we are able to sell shares of our common stock under the LPC facility, based on our current stock price the amount of proceeds we would be able to raise, doing so would not extend our capital resources significantly beyond the third quarter of 2012 and, accordingly, we will also need to seek other sources of capital.

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

As described elsewhere in this report, we do not currently expect that funding from LPC will be sufficient to extend our operations beyond the third quarter of 2012, and we will need to secure another source of funding in order to satisfy our near term working capital needs. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of June 30, 2012, our accumulated deficit totaled approximately $96 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2011 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, we estimate that our existing capital resources, without giving effect to potential additional sales of common stock under our committed equity facility with LPC, will be adequate to fund our operations through August 2012. We continue to seek other sources of capital, but if we are unable to obtain sufficient financing in the near term, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Additionally, Mr. Bove is a non-executive director of Lee’s Pharmaceuticals, in which affiliates of Sigma-Tau have a significant equity interest. In March 2012, we entered into a license agreement for TB4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates for development in China, Hong Kong, Macau and Taiwan. There can be no assurance that we will ever receive any further payments from Lee’s under the agreement. As a result of Mr. Bove’s relationship with Lee’s and Sigma-Tau, Mr. Bove may be subject to a conflict of interest in fulfilling his duties to Lee’s, Sigma-Tau and us, in connection with these and other agreements and circumstances that may require the exercise of the Board’s discretion with respect to Lee’s. These conflicts could potentially result in decisions that may not be in the best interest of our other stockholders.

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

For the period from January 1, 2012 through August 6, 2012, the closing price of our common stock has ranged from $0.11 to $0.22, with an average daily trading volume of approximately 42,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

As of June 30, 2012, there were outstanding options to purchase an aggregate of 6,004,599 shares of our common stock at exercise prices ranging from $0.14 per share to $3.82 per share and outstanding warrants to purchase 11,332,059 shares of our common stock at a weighted average exercise price of $0.67 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts, including our committed equity facility with LPC.

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

In April 2012, we issued 288,462 shares of common stock, valued at approximately $37,500 in the aggregate, to Aurora Capital LLC and AmeriTech Advisors LLC, in consideration for financial advisory services rendered to us.  These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transactions did not involve a public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)
3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to the Company’s Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)
4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)
4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.6 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)
4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)
10.1	Letter Agreement between the Company and J.J. Finkelstein, dated April 3, 2012	Exhibit 10.3 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.2	Letter Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Filed herewith

10.3	Letter Agreement between the Company and David Crockford, dated April 3, 2012	Exhibit 10.5 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.4	Letter Agreement between the Company and David Crockford, dated July 2, 2012	Filed herewith

10.5	Letter Agreement between the Company and Allan L. Goldstein, dated April 3, 2012	Exhibit 10.7 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.6	Letter Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Filed herewith

10.7	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated April 3, 2012	Exhibit 10.8 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.8	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Filed herewith

10.9	Amended and Restated Change in Control Agreement between the Company and David Crockford, dated April 3, 2012	Exhibit 10.9 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.10	Amended and Restated Change in Control Agreement between the Company and David Crockford, dated July 2, 2012	Filed herewith

10.11	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated April 3, 2012	Exhibit 10.10 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.12	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Filed herewith

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (iv) Notes to Financial Statements.	Filed herewith***

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

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

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: August 14, 2012	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant and as Principal Financial Officer)

