Form 10-Q
period 2012-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2012-11-14
CIK 707511

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

81,733,247 shares of common stock, par value $0.001 per share, were outstanding as of November 14, 2012.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2012

Part I – Financial Information

Item 1.          Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$32,043	$116,092
Grant receivable	40,497	214,450
Prepaid expenses and other current assets	13,761	24,603
Total current assets	86,301	355,145
Property and equipment, net of accumulated depreciation of $122,772 and $116,985	11,159	16,946
Other assets	11,503	11,503
Total assets	$108,963	$383,594

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$507,308	$451,881
Accrued expenses	171,133	358,778
Total current liabilities	678,441	810,659

Long Term liabilities
Unearned Revenue	400,000	0
Total long term liabilities	400,000	0

Total Liabilities	1,078,441	810,659

Commitments	0	0

Stockholders' equity (deficit)
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	0	0
Common stock, par value $.001 per share, 200,000,000 shares authorized; 81,733,247 issued and outstanding as of September 30, 2012; 81,390,618 issued and outstanding as of December 31, 2011	81,733	81,391
Additional paid-in capital	95,230,295	95,023,912
Accumulated deficit	(96,281,506)	(95,532,368)
Total stockholders' equity (deficit)	(969,478)	(427,065)
Total liabilities and stockholders' equity (deficit)	$108,963	$383,594

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Revenues:
Sponsored research revenue	$295,360	$31,160	$1,061,894	$1,222,192

Operating expenses:
Research and development	228,554	1,371,111	973,702	4,356,637
General and administrative	161,302	677,876	837,345	2,013,475
Total operating expenses	389,856	2,048,987	1,811,047	6,370,112
Loss from operations	(94,496)	(2,017,827)	(749,153)	(5,147,920)
Interest income	3	55	15	1,573
Net loss	$(94,493)	$(2,017,772)	$(749,138)	$(5,146,347)

Basic and diluted net loss per common share	$(0.00)	$(0.03)	$(0.01)	$(0.06)
Weighted average number of common shares outstanding	81,714,995	79,986,359	81,592,178	79,774,523

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	For the nine Months ended September 30,
	2012	2011

Operating activities:
Net loss	$(749,138)	$(5,146,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,787	6,920
Non-cash share-based compensation	151,543	144,997
Changes in operating assets and liabilities:
Grants receivable	173,953	(4,195)
Prepaid expenses and other current assets	10,842	302,090
Other assets	0	5,752
Accounts payable	110,609	(126,097)
Accrued expenses	(187,645)	(23,945)
Unearned revenue	400,000	0
Net cash used in operating activities	(84,049)	(4,840,825)

Investing activities:
Purchase of property and equipment	0	(1,084)
Net cash used in investing activities	0	(1,084)

Financing activities:
Net proceeds from issuance of common stock	0	1,576,016
Net cash provided by financing activities	0	1,576,016
Net decrease in cash and cash equivalents	(84,049)	(3,265,893)
Cash and cash equivalents at beginning of period	116,092	3,790,352
Cash and cash equivalents at end of period	$32,043	$524,459

Supplemental Disclosure of Non-Cash Operating Activities:
Issuance of common stock for payment of accounts payable	$55,182	$-

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

For the three and nine months ended September 30, 2012 and 2011 (Unaudited)

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

Management Plans to Address Operating Conditions.

On October 19, 2012, we entered into a series of convertible promissory notes totaling $300,000 two members of management, an outside director, and an affiliated stockholder. The loan proceeds will allow us to maintain current operations and continue work on opportunities related to our ophthalmic and cardiac drug candidates, as well as certain strategic financial opportunities. The loan proceeds are expected to fund operations into the first quarter of 2013. On July 15, 2012, we entered into a License Agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”) for the license of Tß4 in any pharmaceutical formulation, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s paid us $200,000 upon signing of a term sheet on March 27, 2012, and Lee’s paid us an additional $200,000 upon signing of the definitive license agreement. Sigma-Tau Finanziaria S.P.A., an international pharmaceutical company, which together with its subsidiaries and affiliates, collectively beneficially own approximately 39% of our common stock and represent our largest stockholder group, also collectively own approximately 26% of Lee’s. The receipt of the $200,000 in July 2012, together with grant revenues allowed us to operate until the recent convertible debt offering. As noted above, we continue to evaluate potential strategic options, including the licensing of additional territorial rights to our proprietary clinical programs. Beginning in late 2011, we began implementing significant cost-saving measures to conserve capital resources and maintain a minimal level of operations, while seeking additional funding and/or to complete a strategic transaction. Beginning in January 2012, all employees became part-time hourly employees with reduced work schedules. Additionally, in January 2012, we discontinued providing employee health benefits and company-sponsored 401(k) matching contributions. The majority of our research and development staff’s efforts since this time have been directed to work under a grant that we received from the National Institutes of Health (“NIH”).

We have incurred a net loss of $749,000 for the nine-month period ended September 30, 2012. Since inception, and through September 30, 2012, we have an accumulated deficit of $96 million and we had cash and cash equivalents of $32,000 as of September 30, 2012. Currently, we are not enrolling patients in any of our clinical trials. We have closed a Phase 2 trial to evaluate RGN-137 in patients suffering from epidermolysis bullosa, or EB. We plan on conducting a preliminary analysis of the results of this trial in the fourth quarter of 2012. Given these objectives and as noted above, we project that our existing capital resources, coupled with the expected grant revenues, will only fund our planned operating activities into the first quarter of 2013, without giving effect to any other financing sources, including any purchases under our committed equity facility with Lincoln Park Capital, which is subject to a number of conditions that limit our ability to draw against such facility (See Note 6).

We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tβ4-based product candidates over multiple indications. We will need substantial additional funds in order to initiate any further preclinical studies or clinical trials, and to fund our operations beyond the first quarter of 2013. Accordingly, we have an immediate need for financing and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our company or certain of our intellectual property rights.

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

The accompanying December 31, 2011 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or any other future period.

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

Revenue Recognition.

We recognize revenue in accordance with the authoritative guidance for revenue recognition. We recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. We also comply with the authoritative guidance for revenue recognition regarding arrangements with multiple deliverables.

Revenue associated with licensing agreements consist of non-refundable upfront license fees and milestone payments. Non-refundable upfront license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant license technology, are recognized as revenue upon delivery of the technology. If a licensing agreement has multiple elements, we analyze each element of our licensing agreements and consider a variety of factors in determining the appropriate method of revenue recognition of each element.

If a licensing agreement includes multiple elements, we identify which deliverables represent separate units of accounting, and then determine how the arrangement consideration should be allocated among the separate units of accounting, which may require the use of significant judgment .

If a licensing agreement includes multiple elements, a delivered item is considered a separate unit of accounting if both of the following criteria are met:

1.	The delivered item has value to the licensing partner on a standalone basis based on the consideration of the relevant facts and circumstances for each agreement;

2.	If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company's control.

Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement.

We recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following criteria:

1.	The consideration is commensurate with either the entity's performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity's performance to achieve the milestone;

2.	The consideration relates solely to past performance; and

3.	The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity's performance or on the occurrence of a specific outcome resulting from the entity's performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in our accompanying balance sheets.

Sponsored Research Revenues.

We account for non-refundable grants as “Sponsored research revenues” in the accompanying statements of operations. Revenues are recognized when persuasive evidence of an arrangement exists, the associated research or other services have been performed, the related underlying costs are incurred, the contract price is fixed or determinable and collectability is reasonably assured. For the three and nine months ended September 30, 2012 and 2011, all of our revenues were from one NIH grant.

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

Recent Accounting Pronouncements.

For a discussion of recent accounting pronouncements please refer to Note 2, "Summary of Significant Accounting Policies—Recent Accounting Pronouncements," in the Annual Report. We did not adopt any new accounting pronouncements during the three months ended September 30, 2012 that had or are expected to have a material impact on our financial statements.

2.          Net Loss per Common Share

Net loss per common share for each of the three and nine months ended September 30, 2012 and 2011 is based on the weighted-average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 17,173,500 shares and 21,055,056 shares for the nine month period in 2012 and 2011, respectively, reserved for the exercise of outstanding options and warrants.

3.          Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model and amortize that cost over the expected term of the grant. We recognized $26,566 and $41,417 in stock-based compensation expense for the three months and $151,542 and $144,997 for the nine months ended September 30, 2012 and 2011, respectively. We expect to recognize the compensation cost related to non-vested options as of September 30, 2012 of $175,789 over the weighted average remaining recognition period of 1.23 years.

We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model. We used the following forward-looking range of assumptions to value each stock option granted to employees and directors during the nine months ended September 30, 2012 and 2011:

	2012	2011

Dividend yield	0.0%	0.0%
Risk-free rate of return	0.7%	1.5%
Expected life in years	4.00	4.75
Volatility	72%	70%
Forfeiture rate	2.6%	2.6%

4.          Income Taxes

As of September 30, 2012, there have been no material changes to our uncertain tax positions disclosures as provided in Note 8 of the Annual Report. We do not anticipate that total unrecognized tax benefits will significantly change prior to September 30, 2013.

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

• Level 3 — Unobservable inputs.

At September 30, 2012, we held no qualifying liabilities, and our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds and U.S. Treasury Bills included in Cash and Cash Equivalents valued at $32,000, using Level 1 inputs.

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

During 2011, we sold 1,500,000 shares of common stock to LPC as Purchase Shares for $348,200 in net proceeds. We also issued 30,336 Additional Commitment Shares in connection with this purchase. At December 31, 2011 additional sales to LPC were not available as our share price was less than $0.15 per share. During the nine months ended September 30, 2012 we did not sell any shares to LPC, and we may not sell additional shares to LPC until such time as we have filed a post-effective amendment to the original registration statement and such amendment has been declared effective by the SEC.

7.          Subsequent Events

On October 19, 2012 we completed a private placement of convertible notes (the “Notes”) with two members of management, an outside director, and an affiliated stockholder raising an aggregate of $300,000 in gross proceeds.  The Notes were issued pursuant to a Convertible Note and Warrant Purchase Agreement.

The Notes will pay interest at a rate of five percent (5%) per annum, mature twenty-four (24) months after their date of issuance and are convertible into shares of our common stock at a conversion price of fifteen cents ($0.15) per share (subject to adjustment as described in the Notes) at any time prior to repayment, at the election of the Note holder.  In the aggregate, the Notes are initially convertible into up to 2,000,000 shares of our common stock, excluding interest. At any time prior to maturity of the Notes, with the consent of the holders of a majority in interest of the Notes, we may prepay the outstanding principal amount of the Notes plus unpaid accrued interest without penalty.

In connection with the issuance of the Notes we also issued warrants to each purchaser.  The warrants are exercisable for an aggregate of 400,000 shares of Company common stock with an exercise price of fifteen cents ($0.15) per share for a period of five years.

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

Other findings, such as superior corneal staining reduction and peripheral (combination of the average of superior and inferior) corneal staining reduction, were observed having statistical significance, while others had positive trends after treatment with RGN-259. These observations are in line with the known biological properties and mechanisms of action of RGN-259 reported in various nonclinical studies.

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

Future Plans. We are in the process of seeking a financial sponsor to allow for the continued clinical development of RGN-259. Based on the results of our Phase 2a clinical trial in patients with dry eye syndrome conducted in 2011 and, subject to the availability of sufficient financial resources, we are designing a Phase 2b clinical trial that we believe could confirm previous findings and generate important data for future marketing approval. We are also engaged in discussions with ophthalmic specialty companies regarding product licensing to advance clinical development of this product candidate.

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

RGN-137

Clinical Development — Epidermolysis Bullosa. In 2005, we began enrolling patients in a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with EB. EB is a genetic disease of about 10 gene mutations that results in fragile skin and other epithelial structures (e.g., cornea and GI tract) that can blister spontaneously or separate at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. In severe cases, recurrent blistering and tissue loss may be life threatening. This randomized, double-blind, placebo-controlled, dose-response trial, nine U.S. clinical sites will evaluate the safety, tolerability, and wound healing effectiveness of three different concentrations of RGN-137 compared to placebo. RGN-137 is being applied topically to the skin, once daily for up to 56 consecutive days. EB has been designated as an “orphan” indication by the FDA’s Office of Orphan Drugs. A portion of this trial was funded by a grant of $681,000 received from the FDA. We have completed enrollment of 30 out of the original target of 36 patients and closed the Phase 2 trial in late 2011 as the availability of eligible patients has been exhausted.

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

Clinical Development — Venous Stasis Ulcers. In mid-2006 we began enrolling patients in a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with venous stasis ulcers. Venous stasis ulcers are a common type of chronic wound that develops on the ankle or lower leg in patients with chronic vascular disease. In these patients blood flow in the lower extremities is impaired leading to venous hypertension, edema (swelling) and mild redness and scaling of the skin that gradually progresses to ulceration. In this double-blind, placebo-controlled, dose-response study, 8 European sites in Italy (N=5) and Poland (N=3) make up the 72 patients randomized to receive three different concentrations of RGN-137 or placebo. RGN-137 or placebo was applied topically to patients’ ulcers once daily for consecutive days. A patient’s ulcer size and ulcer stability for enrollment were between 3 and 30 cm2 and at least 6 weeks in duration, respectively.

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

On October 19, 2012, we entered into a series of convertible promissory notes totaling $300,000 two members of management, an outside director, and an affiliated stockholder. The loan proceeds will allow us to maintain current operations and continue work on opportunities related to our ophthalmic and cardiac drug candidates, as well as certain strategic financial opportunities. The loan proceeds are expected to fund operations into the first quarter of 2013. As a result, we will still need to complete a financing or strategic transaction before the end of the first quarter of 2013 to continue as a going concern or we may be forced to cease operations, seek protection under the provisions of the U.S. Bankruptcy Code or liquidate and dissolve our company.

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

R&D expenditures are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these expenses could exceed our expectations, possibly materially. We are uncertain as to what we will incur in future research and development costs for our clinical studies, as these amounts are subject to the outcome of current studies, management's continuing assessment of the economics of each individual research and development project and the internal competition for project funding. As described below under "Sources of Liquidity," in May 2010 we were awarded a grant from the NIH to support the requisite nonclinical development of RGN-352. These nonclinical activities are being conducted even though our pending Phase 2 clinical trial of RGN-352 is on clinical hold. Subject to our compliance with the terms and conditions of the grant, we are eligible to receive up to $3.0 million over a three-year period in cost reimbursements related to the purposes set forth in the grant. We have used proceeds from the grant for the payment of research and development staff in connection with our grant related research and development activities and, as described above, we have increasingly relied on this grant for purposes of funding our R&D employees’ reduced salaries. Proceeds from the grant have been used for animal studies supporting our clinical work to develop RGN-352 for myocardial infarction, as well as to manufacture additional quantities of Tβ4.

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

Results of Operations

Comparison of the three months ended September 30, 2012 and 2011

Revenues. For the three months ended September 30, 2012, grant revenue was $295,000 compared to $31,000 for the same period in 2011.

R&D Expenses. For the three months ended September 30, 2012, our R&D expenses decreased by $1.1 million, or 83%, to $229,000 from approximately $1.4 million for the same period in 2011. During the three months ended September 30, 2012 our primary R&D focus has been preclinical animal work under our NIH grant. During the comparable period in 2011 the primary R&D activity was a Phase 2 trial in dry eye patients which incurred $940,000 in costs during the quarter. Overall, the shift in 2012 focus coupled with cost reductions implemented in late 2011 resulted in significantly lower 2012 R&D costs versus the comparable 2011 period. Lower 2012 R&D costs were incurred in personnel (decrease of $242,000), clinical trial expense (decrease of $928,000) and drug material (decrease of $112,000). These decreases were offset by an increase of $162,000 in preclinical expense associated with our NIH grant.

G&A Expenses. For the three months ended September 30, 2012, our G&A expenses decreased by $517,000 or 76%, to $161,000, from $678,000 for the same period in 2011. Significantly lower costs were incurred in the 2012 period versus the 2011 period for personnel and related expenses (decrease of $112,000), legal and patent costs (decrease of $215,000), investor relations expenses (decrease of $91,000) and fees paid to members of our board of directors for their service (decrease of $76,000). The reduction in board fees in this quarter reflects the reversal of accrued unpaid board fees of $50,000 that were originally recorded in other periods.

Comparison of the nine months ended September 30, 2012 and 2011

Revenue. We recognized $1.1 million in revenue for the nine months ended September 30, 2012 compared to $1.2 million for the same period in 2011. The 2012 grant revenue recognized was based on the costs incurred during the period related to preclinical animal studies, while the 2011 revenues were based on costs incurred primarily related to API production in addition to a small amount of preclinical work.

R&D Expenses. For the nine months ended September 30, 2012, our R&D expenses decreased by approximately $3.4 million, or 78%, to $974,000 from approximately $4.4 million for the same period in 2011. During the nine months ended September 30, 2012 our primary R&D focus has been preclinical animal work under our NIH grant. During the nine months ended September 30, 2011 we recorded development costs associated with our three clinical stage product candidates of $1.4 million for RGN-259, $830,000 for RGN-352 and $132,000 for RGN-137. The majority of these costs were related to clinical trials and drug material. NIH grant related R&D costs for the nine month periods were $669,000 and $853,000 in 2012 and 2011, respectively. Overall, the shift in 2012 focus coupled with cost reductions implemented in late 2011 resulted in significantly lower 2012 R&D costs versus the comparable 2011 period. Lower 2012 R&D costs were incurred in personnel (decrease of $725,000), clinical trial expense (decrease of $2.1 million), drug material (decrease of $236,000) and preclinical (decrease of $260,000).

G&A Expenses. For the nine months ended September 30, 2012, our G&A expenses decreased by $1.2 million, or 58%, to $837,000 million from approximately $2.0 million for the same period in 2011. Significantly lower costs were incurred in the 2012 period versus the 2011 period for personnel and related expenses (decrease of $377,000), legal and patent costs (decrease of $511,000), investor relations expenses (decrease of $179,000), consulting fees (decrease of $36,000) and board fees (decrease of $121,000). These amounts were partially offset by increased costs of $106,000 in 2012 associated with engaging investment bankers to evaluate our strategic options, including advisory and valuation services.

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

We incurred a net loss of $749,000 for the nine-month period ended September 30, 2012. We only had cash and cash equivalents of $32,000 at September 30, 2012. Based on our current operations, we believe our existing cash resources, coupled with the proceeds from the October convertible debt offering, will be adequate to fund our operations into the first quarter 2013, without considering any potential other sources of capital. In any event, we will continue to have a need for financing, which we may not be able to complete either on favorable terms or at all.

Cash Flows for the Nine Months Ended September 30, 2012 and 2011

Net cash used in operating activities was approximately $84,000 for the nine months ended September 30, 2012 as compared to $4.8 million used in operating activities for the same nine months in 2011. In 2011 the net cash used in operating activities was primarily the result of our net loss during the period. For the first nine months of 2012 the limited cash inflow has been from our NIH grant and the receipt of a $400,000 license fee from the Lee’s license agreement. These inflows, coupled with significant cost reductions and increased accounts payable from delayed payment of obligations, resulted in a decrease in operating cash compared to the prior year period. During the nine months ended September 30, 2012, we did not purchase furniture and equipment or engage in any other investing activity, as compared with purchases of furniture and equipment of approximately $1,000 for the same period in 2011. Additionally, we did not sell any equity securities during the nine months ended September 30, 2012 or engage in any other financing activities. During the same period in 2011, we raised net proceeds from the sale of equity securities of approximately $1.6 million, as described in Note 6 to our unaudited financial statements included in this report.

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

Even with this change in our clinical development priorities, we currently do not have sufficient capital resources to continue product development beyond the first quarter of 2013 without additional capital. While we received $300,000 from a convertible debt offering in October 2012, we expect that these funds will only allow us to continue our minimal level of operations into the first quarter of 2013, and we will continue to have insufficient resources to initiate any additional trials that we have planned. As described below, we have established a committed equity facility with LPC, but we are currently unable to draw on the facility and our ability to draw on the facility in the future is subject to a number of limitations, including our stock price, as described in “Risk Factors—Risks Related to Our Liquidity and Need for Financing—We are not currently able to access the LPC committed equity facility and, if we are able to do so in the future, we may not be able to access the full amounts available under the LPC committed equity facility.” Therefore, even if we were able to sell shares of our common stock under the LPC facility, based on our recent stock price, the amount of proceeds we would be able to raise would likely not extend our capital resources significantly beyond the first quarter of 2013.

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings. Our largest stockholder group, which we refer to as Sigma-Tau, has historically provided significant equity capital to us, including $200,000 pursuant to the convertible debt placement in October 2012, private placements of $950,000 in January 2011 and $1.6 million in October 2009. In January 2011, we also raised $500,000 from a registered direct offering of our securities to LPC and an additional $348,200 in sales of common stock to LPC under an equity line facility discussed below.

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

There are no trading volume requirements or restrictions under the facility, and we will control the timing and amount of any sales of our common stock to LPC. Our ability to sell our shares to LPC is also subject to our obtaining all necessary consents, amendments or waivers as may be required, and subject to the shares to be sold having been registered for resale. LPC has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the facility. We can also accelerate the amount of common stock to be purchased under certain circumstances. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages. We may terminate the facility at any time, in our discretion, without any penalty or cost to us. To date, we have issued an aggregate of 1,530,336 shares of common stock to LPC under this facility for net proceeds of $348,200. During the nine months ended September 30, 2012 we did not sell any shares to LPC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2012, these cash equivalents were $32,000. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of September 30, 2012, the change in fair value of our financial instruments would not have been material.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based upon this evaluation, management has concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential sales of our securities, we estimate that our existing capital resources, coupled with the receipt of the proceeds from the October convertible debt offering, will only be sufficient to fund our operations into the first quarter of 2013.

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

Even with the change in our clinical development priorities during 2011, we currently do not have sufficient capital resources to fund our ongoing research and development activities, and we will not be able to sponsor any clinical trials in 2012 without additional funding. We project that our existing capital resources, including the $300,000 received from the convertible debt placement in October 2012, will only be adequate to fund our operations into the first quarter of 2013. If our stock price increases from its current level, we may, however, make additional sales of common stock under our committed equity facility with Lincoln Park Capital, as described below, which would extend our resources, but our ability to use the committed equity facility depends upon our share price and trading volume. However, even if we are able to sell shares of our common stock under the LPC facility, based on our current stock price the amount of proceeds we would be able to raise, doing so would not extend our capital resources significantly beyond the first quarter of 2013 and, accordingly, we will also need to seek other sources of capital.

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

As described elsewhere in this report, we do not currently expect that funding from LPC will be sufficient to extend our operations beyond the first quarter of 2013, and we will need to secure another source of funding in order to satisfy our near term working capital needs. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of September 30, 2012, our accumulated deficit totaled approximately $96 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2011 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, we estimate that our existing capital resources, without giving effect to potential additional sales of common stock under our committed equity facility with LPC, will be adequate to fund our operations into the first quarter of 2013. We continue to seek other sources of capital, but if we are unable to obtain sufficient financing in the near term, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Additionally, Mr. Bove is a non-executive director of Lee’s Pharmaceuticals, in which affiliates of Sigma-Tau have a significant equity interest. In July 2012, we entered into a license agreement for TB4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates for development in China, Hong Kong, Macau and Taiwan. There can be no assurance that we will ever receive any further payments from Lee’s under the agreement. As a result of Mr. Bove’s relationship with Lee’s and Sigma-Tau, Mr. Bove may be subject to a conflict of interest in fulfilling his duties to Lee’s, Sigma-Tau and us, in connection with these and other agreements and circumstances that may require the exercise of the Board’s discretion with respect to Lee’s. These conflicts could potentially result in decisions that may not be in the best interest of our other stockholders.

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

For the period from January 1, 2012 through November 6, 2012, the closing price of our common stock has ranged from $0.11 to $0.22, with an average daily trading volume of approximately 40,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our officers, directors and principal stockholders together control approximately 42% of our outstanding common stock. Included in this group is Sigma-Tau and its affiliates, which together hold outstanding shares representing approximately 37% of our outstanding common stock. A portion of the shares of common stock currently held by Sigma-Tau and its affiliates were previously subject to voting agreements under which our Board controlled the voting power of such stock. However, these voting agreements expired in September 2012. Therefore, we now have no control over the voting of any shares owned by Sigma-Tau, including how such shares are voted with respect to the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

As of September 30, 2012, there were outstanding options to purchase an aggregate of 6,104,599 shares of our common stock at exercise prices ranging from $0.14 per share to $3.82 per share and outstanding warrants to purchase 11,068,901 shares of our common stock at a weighted average exercise price of $0.66 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts, including our committed equity facility with LPC.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.          Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to the Company’s Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3		Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4		Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5		Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.6 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6		Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.1	+	License Agreement with Lee’s Pharmaceutical (HK) Limited	Filed herewith

10.2		Letter Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Exhibit 10.2 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.3		Letter Agreement between the Company and David Crockford, dated July 2, 2012	Exhibit 10.4 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.4		Letter Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Exhibit 10.6 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.5	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Exhibit 10.8 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.6	Amended and Restated Change in Control Agreement between the Company and David Crockford, dated July 2, 2012	Exhibit 10.10 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.7	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Exhibit 10.12 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (iii) Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (iv) Notes to Financial Statements.	Filed herewith***

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: November 14, 2012	By:	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant and as Principal Financial Officer)

