Form 10-Q/A
period 2012-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2013-01-16
CIK 707511

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

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes            ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒   Yes            ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes                 ☒  No

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 14, 2012 was 81,733,247.

EXPLANATORY NOTE

This Amendment No. 1 amends the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (the “Report”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 14, 2012. The Registrant is filing this Amendment No. 1 solely to update Exhibit 10.1 in response to comments from the staff of the SEC.

Except for the foregoing, this Amendment No. 1 does not amend the Report in any way and does not modify or update any disclosures contained in the Report, which continues to speak as of the original date of the Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Report and the Registrant’s other filings made with the SEC subsequent to the Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes updated certifications from the Registrant’s President and Chief Executive Officer.

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index hereto are filed as part of this Amendment No. 1 to Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERX BIOPHARMACEUTICALS, INC.

Date: January 16, 2013	By:	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer (as duly authorized officer and as principal financial officer of the registrant)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	License Agreement with Lee’s Pharmaceutical (HK) Limited.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for certain portions, indicated by asterisks, omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.