Form 10-K
period 2012-12-31
REGENERX BIOPHARMACEUTICALS INC
filed 2013-04-16
CIK 707511

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

As of June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5.7 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as quoted on the Over-the-Counter Bulletin Board, or the OTC Bulletin Board, on June 30, 2012.

The number of shares outstanding of the registrant’s common stock as of April 11, 2013 was 81,733,247.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

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

Item 1. Business.

General

We are a biopharmaceutical company focused on the development of a novel therapeutic peptide, Thymosin beta 4, or Tß4, for tissue and organ protection, repair, and regeneration. We have formulated Tß4 into three distinct product candidates in clinical development:

•    RGN-259, a preservative-free topical eye drop for regeneration of corneal tissues damaged by injury, disease or other pathology;

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

In addition to our three pharmaceutical product candidates, we are also pursuing the commercial development of peptide fragments and derivatives of Tß4 for potential cosmeceutical and other personal care uses. These fragments are select amino acid sequences, and variations thereof, within the Tß4 molecule that have demonstrated activity in several in vitro preclinical research studies that we have sponsored. We believe the biological activities of these fragments may be useful, for example, in developing novel cosmeceutical products for the anti-aging market. Our strategy is to collaborate with another company to develop cosmeceutical formulations based on these peptides.

We previously were exploring a fourth formulation of Tß4, RGN-457, which was a liquid aerosol formulation of Tß4, in preclinical development, targeting cystic fibrosis and other pulmonary diseases by inhalation. However, during 2012, we suspended all of these preclinical efforts as a result of our financial condition.

Current Financial Circumstances

Due to our current financial condition as described further in this report, beginning in late 2011, we began implementing significant cost-saving measures to conserve capital resources and maintain a minimal level of operations, while seeking to receive additional funding and/or complete a strategic transaction. To that end, we have greatly reduced salaries and work schedules of our employees and have increasingly relied on reimbursements under a grant that we received from the National Institutes of Health (NIH), to fund employee salaries. In the first quarter of 2013 we substantially completed all of the work under the grant and have exhausted the grant as a financing source. In early 2012 we engaged investment bankers to help us explore financing alternatives, including a possible equity financing or licensing transaction, in order to continue the development of our product candidates, as well as the exploration of other strategic alternatives, including a possible asset out-licensing, asset sale, or sale of our company. While this engagement has expired we continue to work with these and other bankers to advance these initiatives.

On October 19, 2012, we entered into a series of convertible promissory notes totaling $300,000 with two members of management, an outside director, and an affiliated stockholder and on March 29, 2013 we entered into a second series of convertible promissory notes totaling $225,000 with one member of management, an outside director and two unaffiliated investors. The proceeds from the second set of notes will allow us to maintain current operations and continue work on opportunities related to our ophthalmic and cardiac drug candidates, as well as certain strategic financial opportunities. The loan proceeds are expected to fund operations into the second quarter of 2013. While we expect that these funds will allow us to continue our minimal level of operations, we will need to complete a financing or strategic transaction within the second quarter of 2013 to continue as a going concern, or we may be forced to cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our company.

Overview of Tß4

Tß4 is a synthetic copy of a naturally occurring 43-amino acid peptide that was originally isolated from bovine thymus glands. It plays a vital role in cell structure and motility and in the protection, regeneration, remodeling and healing of tissues.

Although it is recognized that wound healing and tissue regeneration are complex processes, most companies working to develop new drugs in this area have focused primarily on the development of growth factors to stimulate healing only and have, to date, failed to demonstrate dramatic improvements in the healing process. Unlike growth factors, numerous preclinical animal studies, published by independent researchers, have identified several important biological activities involving Tß4 that we believe make it potentially useful as a wound healing, repair and tissue regenerating agent. These activities include:

•	Progenitor (Stem) Cell Differentiation. Research published in the journal Nature in November 2006 featured the discovery that Tß4 is the key signaling molecule that triggers adult epicardial progenitor cells, or EPCs, to differentiate into coronary blood vessels. EPCs are partially differentiated stem cells that can further differentiate into specific cell types when needed. Confirmatory research published in 2009 in the Journal of Molecular and Cellular Cardiology concluded that Tß4 is responsible for the initiation of the embryonic coronary developmental program and EPC differentiation in adult mice. These publications confirm that Tß4’s interaction with EPCs is necessary for the maintenance of a healthy adult animal heart, as well as for normal embryo and fetal heart development in mammals. In Neuroscience (2009 and 2010), and the J. Neurosurgery (2010), Tß4 was shown to stimulate oligedendrogenesis, i.e., the differentiation of oligedendroctye progenitor cells into myelin-producting oligodentrocytes, whereby restoring nerve function in animal models of multiple sclerosis, stroke, and traumatic brain injury.

•	Actin Regulation. Tß4 regulates actin, which comprises up to 10% of the protein of non-muscle cells in the body and plays a central role in cell structure and in the movement of cells. Research studies have indicated that Tß4 stimulates the migration of human keratinocytes, or skin cells, as well as corneal epithelial cells that protect the eye, human endothelial cells and progenitor cells of the heart and brain. Endothelial cells are the major cell type responsible for the formation of new blood vessels, a process known as angiogenesis. Certain of these studies conducted at the National Institutes of Health, or NIH, were the first to suggest the role of Tß4 in wound healing. The data from these studies encouraged us to license the rights to Tß4 from the NIH in 2001 and to launch an initial clinical development program that targeted the use Tß4 for chronic dermal wounds.

•	Reduction of Inflammation. Uncontrolled inflammation is the underlying basis of many pathologies and injuries. Research has shown that Tß4 is a potent anti-inflammatory agent in skin cells and in corneal epithelial cells in the eye. Tß4 has also been shown to decrease the levels of inflammatory mediators and to significantly reduce the influx of inflammatory cells in the reperfused heart of animals. More recent preclinical research suggests that Tß4 blocks activation of the NFκB pathway, which is involved in DNA activation of inflammatory mediators, thereby modulating inflammation in the body. This anti-inflammatory activity may explain, in part, the mechanism by which Tß4 appeared to improve functional outcome in the mouse multiple sclerosis model described above, as well as promoting repair in the heart and skin. Identifying a factor such as Tß4 that blocks activation of NFκB suggests that Tß4 could have additional important therapeutic applications for inflammation-related diseases, such as cancer, osteoarthritis, rheumatic diseases, autoimmune diseases, inflammatory pulmonary disease and pancreatitis.

•	Collagen and Laminin-5 Stimulation. Tß4 has a number of additional biological activities shown to reduce inflammation, stimulate the formation of collagen, and up-regulate the expression of laminin-5, a subepithelial basement membrane protein. Both collagen and laminin-5 are central to healthy tissue, wound healing and the prevention of disease.

•	Apoptosis. Tß4 has been shown to prevent apoptosis, or programmed cell death, in two animal models and in two tissue types. In the rodent model, corneal apoptosis, or loss of corneal epithelial cells leading to corneal epithelial thinning, was prevented through topical administration of Tß4 eye drops. In the heart muscle of ischemic animal models, such as in mice and pigs, cell death was prevented by either local or systemic administration of Tß4.

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

Similar research in the area of brain tissue was published in the journal Neuroscience in September 2009. This publication concluded that Tß4 triggered the differentiation of oligodendrocyte progenitor cells to form myelin-producing oligodendrocytes, which led to the remyelination of axons in the brain of mice with experimental autoimmune encephalomyelitis, or EAE. This mouse model is an accepted small animal model for the study of multiple sclerosis. In 2010, research published in the Journal of Neurosurgery showed that Tß4 could improve functional neurological outcome in an animal stroke model. In 2011, another study was published in the Journal of Neurosurgery demonstrating that administration of Tβ4 can significantly improve histological and functional outcomes in rats with traumatic brain injury, or TBI, indicating that Tβ4 has considerable therapeutic potential for patients with TBI. In 2012, researchers studying Tß4 under a material transfer agreement (MTA) found that Tß4 had beneficial effects in animal models of peripheral neuropathy, one of the major complications of diabetes. This research was published in the journal of Neurobiology of Disease in December and appears to corroborate previous findings using Tß4 for repair of central nervous system disorders.

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

Our Product Candidates

RGN-259

RGN-259 is our proprietary preservative-free eye drop formulation of Thymosin beta 4. In September 2011, we completed a Phase 2a exploratory clinical trial evaluating the safety and efficacy of RGN-259 in 72 patients with moderate dry eye syndrome. Patients were randomly assigned to receive either RGN-259 or placebo in this double-masked, placebo-controlled trial. All patients received either RGN-259 (0.1% concentration) or placebo, twice daily for 30 days. Various signs and symptoms of dry eye, such as the degree of ocular surface damage, ocular itching, burning and grittiness, among others, were graded periodically during and following the treatment period. The trial was conducted by Ora Inc., an ophthalmic contract research organization that specializes in dry eye research and clinical trials, and utilized Ora’s Controlled Adverse Environment (CAEsm) chamber, which is a generally accepted model that exacerbates dry eye signs and symptoms in the dry eye patient.

In November 2011, we reported preliminary safety and efficacy results from the trial. RGN-259 was deemed safe and well-tolerated, with no observed drug-related adverse events.

The co-primary outcome measures evaluated in the trial were inferior corneal fluorescein staining and decreased ocular discomfort on day 29, 24 hours after CAE challenge. Various secondary outcome measures were also evaluated in the trial. While the study did not meet the co-primary outcome measures, RGN-259 showed statistically significant efficacy results in other measured endpoints, meaning a p-value equal to or less than 0.05, which indicates a 5% or less likelihood that the results were due to chance, as follows:

Patients receiving RGN-259 experienced a 325% greater reduction from baseline in central corneal fluorescein staining compared to placebo at the 24 hour recovery period (p = 0.0075). Reduction of fluorescein staining is indicative of a reduction in ocular surface damage of the central cornea;

Patients receiving RGN-259 experienced a 257% greater reduction from baseline in exacerbation of superior corneal fluorescein staining in the CAE chamber as compared to the placebo (p = 0.0210); and

Patients receiving RGN-259 experienced a 27.3% greater reduction in exacerbation of ocular discomfort at day 28 during a 75-minute challenge in the CAE chamber compared to the placebo group (p = 0.0244). Reduction indicates that RGN-259 can slow exacerbation of ocular symptoms in patients with dry eye syndrome.

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

The co-primary outcome measures, selected at the outset of this initial exploratory trial, were based on the best available animal data at the time but without the benefit of any actual human clinical experience in dry eye. Therefore, we believe that our not having met the co-primary outcome measures at this stage is not as important as identifying statistically significant outcomes that could potentially serve as approvable endpoints in later stage or in pivotal Phase 3 clinical trials. We believe that the statistically significant observation of reduction in central corneal staining, as well as symptom improvements observed in the trial and described above, reflect actual patient benefits and represent acceptable outcome measures to the FDA for possible use in follow-up Phase 2 or confirmatory pivotal Phase 3 trials. We are currently preparing a clinical study report for submission to the FDA, which will describe the results of the exploratory Phase 2 clinical trial.

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

In the trial nine patients with severe dry eye (18 eyes) were treated with RGN-259 or vehicle control six times daily over a period of 28 days. They were evaluated upon entering the study after a two week washout period, at weekly intervals during the treatment phase, at the end of the 28-day treatment period, and at a follow-up visit 28 days after treatment. Statistically significant differences in sign and symptom assessments, such as ocular discomfort and corneal fluorescein staining, were seen at various time points throughout the study. Of particular note were the differences between RGN-259 and vehicle control 28 days post-treatment, or the follow-up period. The RGN-259-treated group had a 35.1% reduction of ocular discomfort compared to vehicle control (p=0.0141), and a 59.1% reduction of total corneal fluorescein staining compared to vehicle control (p=0.0108).

Consistent with the reduction of ocular discomfort and fluorescein staining at the 28-day follow-up visit, other improvements seen in the RGN-259-treated patients included tear film breakup time and increased tear volume production. Likewise, these improvements were seen at other time points in the study.

Lee’s Pharmaceuticals. On July 16, 2012, we announced that we had signed a License Agreement with Lee’s Pharmaceutical (HK) Limited, headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s paid us $200,000 upon signing of a term sheet in March 2012, and Lee’s paid us an additional $200,000 upon signing of the definitive license agreement. Lee’s is an affiliate of Sigma-Tau, which collectively with its affiliates is our largest stockholder.

Future Plans. We are in the process of seeking a financial sponsor to allow for the continued clinical development of RGN-259. Based on the results of the Phase 2 clinical trials in patients with moderate and severe dry eye syndrome and subject to the availability of sufficient financial resources, we are designing a Phase 2b clinical trial that we believe could confirm previous findings and generate important data for future marketing approval. We are also engaged in discussions with ophthalmic specialty companies regarding product licensing to advance clinical development of this product candidate.

RGN-352

During 2009, we completed a Phase 1 clinical trial evaluating the safety, tolerability and pharmacokinetics of the intravenous administration of RGN-352 in 60 healthy subjects. Based on the results of this Phase 1 trial and extensive preclinical efficacy data published in peer-reviewed journals, in the second half of 2010, we began start-up activities for a Phase 2 study to evaluate RGN-352 (Tβ4 Injectable Solution) in patients who had suffered an AMI. We had planned to begin enrolling patients in this clinical trial near the beginning of the second quarter of 2011. However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with the current Good Manufacturing Practice (cGMP) regulations. We have since learned that the manufacturer has closed its manufacturing facility and filed for bankruptcy protection. The FDA has prohibited us from using any of the active drug or placebo formulated by this manufacturer in human trials; consequently, we must have study drug (RGN-352 and RGN-352 placebo) manufactured by a new cGMP-compliant manufacturer in the event we seek to move forward with this trial.

Significant preparatory time and procedures will be required and expenses would need to be incurred before any new cGMP-compliant manufacturer would be able to manufacture RGN-352 for the AMI trial and for us to resume study start-up activities. Due to these factors, including the time required for revalidation of processes and assays related to production that were already in place with the original manufacturer, we have elected to postpone activities on this trial until the requisite funding or a partner is secured.

In addition to the potential application of RGN-352 for the treatment of cardiovascular disease, preclinical research published in the scientific journals Neuroscience and the Journal of Neurosurgery indicates that RGN-352 may also prove useful for patients with multiple sclerosis, or MS, as well as stroke, traumatic brain injury. In these studies, the administration of Tß4 resulted in regeneration of neuronal tissue by promoting remyelination of axons and stimulating oligodendrogenesis, resulting in improvement of neurological functional activity. Based on this preclinical research, depending on our capital resources, and if we are able to separately procure cGMP-compliant clinical trial material, we may also support a proposed physician-sponsored Phase 1/2 clinical trial to be conducted at a major U.S. medical center to evaluate the therapeutic potential of RGN-352 in patients with MS and traumatic brain injury.

In 2012, researchers studying Tß4 under a material transfer agreement (MTA) found that Tß4 had beneficial effects in animal models of peripheral neuropathy, one of the major complications of diabetes. This research was published in the journal of Neurobiology of Disease in December and appears to corroborate previous findings using Tß4 for repair of central nervous system disorders.

RGN-137

Clinical Development — Epidermolysis Bullosa (EB).  In 2005, we began enrolling patients in a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with EB. EB is a genetic disease of approximately 10 gene mutations that results in fragile skin and other epithelial structures (e.g., cornea and GI tract) that can blister spontaneously or separate at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. In severe cases, recurrent blistering and tissue loss may be life threatening. EB has been designated as an “orphan” indication by the FDA’s Office of Orphan Drugs. A portion of this trial was funded by a grant of $681,000 received from the FDA. This randomized, double-blind, placebo-controlled, dose-response trial, nine U.S. clinical sites evaluated the safety, tolerability, and wound healing effectiveness of three different concentrations of RGN-137 compared to placebo. RGN-137 was applied topically to the skin, once daily for up to 56 consecutive days. We have completed enrollment of 30 out of the original target of 36 patients and closed the Phase 2 trial in late 2011 as the availability of eligible patients had been exhausted. The data in the form of listings, tables and figures are being generated for evaluation and reporting to the FDA.

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

Peptide Fragments for Cosmeceutical Applications

We are also seeking to identify and evaluate Tß4 peptide fragments and derivatives that may be useful as novel components in cosmeceutical and consumer products. We have identified several amino acid sequences, and variations thereof, within the Tß4 molecule that have demonstrated in vitro activity in preclinical research studies that we have sponsored, and we have filed a number of patent applications related to this research. We believe the biological activities of these fragments may be useful, for example, in developing novel cosmeceutical products for the anti-aging and, more broadly, the personal care markets. To date, research has suggested that these fragments suppress inflammation, accelerate the deposition of certain types of collagen, promote the production of elastin, and inhibit programmed cell death, among other activities. Our development and commercialization strategy is to identify suitable commercial partners to license these novel fragments for various cosmeceutical applications. We have held discussions with several multinational cosmetics and consumer products companies focused on potential collaborations to further develop and commercialize these fragments.

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

We have entered into a License Agreement with Lee’s Pharmaceutical (HK) Limited, headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s is an affiliate of Sigma Tau, which collectively with its affiliates is our largest stockholder. For a discussion of the material terms of the term sheet and expected terms of the definitive license agreement, see “—Material Agreements—Lee’s Pharmaceuticals.”

Manufacturing

We use a major contract manufacturer to produce bulk Tß4, which is the active pharmaceutical ingredient, or API, by an established and proven manufacturing process known as solid-phase peptide synthesis, and are in the early stages of qualifying a backup manufacturer. While we do not currently have long-term supply agreements in place, we intend to establish a long-term supply arrangement with at least one manufacturer once practicable. No assurance can be given, however, that such agreements will be negotiated on favorable terms, or at all. Contractors are selected on the basis of their supply capability, ability to produce a product in accordance with cGMP requirements of the FDA and ability to meet our established specifications and quality requirements. If we obtain sufficient capital, we will authorize our primary contract manufacturer to begin the cGMP validation process and consistency runs, among other things, to prepare for the manufacture of bulk Tβ4 for use in future clinical trials utilizing our formulated product candidates.

We also use a number of outside contract manufacturers to formulate bulk Tß4 into our product candidates, RGN-137, RGN-259 and RGN-352. We use separate manufacturers for each formulation of Tß4. All of these formulations may require modifications, along with additional studies, as we advance our clinical development programs. As described elsewhere in this report, our contract manufacturer for RGN-352 underwent a manufacturing inspection by the FDA and was found not to be in compliance with cGMP, resulting in a clinical hold of our Phase 2 AMI clinical trial. This manufacturer has closed its manufacturing facility and filed for bankruptcy protection. If we are to continue clinical development of RGN-352, we will need to secure a GMP-compliant manufacturer of RGN-352.

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

RGN-259.  Most specialty ophthalmic companies have a number of products on the market that could compete with RGN-259. There are numerous antibiotics to treat eye infections to promote corneal wound healing and many eye lubrication products that are soothing to the eye and help eye healing, many of which are sold without prescriptions. Companies also market steroids to treat certain conditions within our area of interest. Allergan, Inc. markets Restasis™, Ophthalmic Emulsion, the only commercially available and FDA-approved eye drop to treat dry eye.

RGN-352.  Currently, there are no approved pharmaceutical products for regenerating cardiac tissue following a heart attack, nor are there approved pharmaceutical products for the remyelination of axons for patients with multiple sclerosis or patients suffering from traumatic brain injury. However, many pharmaceutical companies and research organizations are developing products, pharmacologic and stem cell therapies and technologies that are intended to prevent cardiac damage, improve cardiac function, and regenerate cardiac muscle after a heart attack. There are also companies developing products that are purported to remyelinate neurons and provide functional improvement for patients suffering from multiple sclerosis, stroke, traumatic brain injury, and peripheral neuropathy. If we were to successfully develop RGN-352 for cardiovascular or central nervous system indications, such products would have to compete with other drugs or therapies currently being developed or marketed by large pharmaceutical companies for similar indications.

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

Intellectual Property

We hold worldwide patents and patent applications covering peptide compositions, uses and formulations related to dermal and ophthalmic indications and other organ and tissue repair activities, as well as for cosmetic and consumer product applications. In 2001, we entered into a license agreement with the NIH under which we received an exclusive worldwide license from the NIH for all claims within the scope of the NIH’s patent application, and any issued patents, covering the use of Tß4 as a tissue repair and regeneration factor. During 2007, patents were issued in Europe and the United States related to the original NIH patent application, which patents expire in July 2019. Corresponding patents have been granted in Hong Kong, Australia and China and certain other territories. The issued European patent was opposed by a third party at the European Patent Office, and in December 2009, we argued the case before the Opposition Division of the European Patent Office in Munich, Germany and prevailed with certain amendments to the claims. In exchange for the exclusive license, we agreed to make certain minimum royalty and milestone payments to the NIH. Through December 31, 2012, we have complied with all minimum royalty requirements, and no milestone payments have been required under the agreement. We hold a U.S. patent relating to the use of Tß4 for treatment of alopecia, an autoimmune skin disease that results in hair loss, which expires in 2017, with corresponding patents in Europe and Singapore that expire in 2018. In 2006, we were issued a patent in China for the use of Tß4 to treat EB, which expires in 2022.

We hold a U.S. patent relating to the use of Tß4 for the treatment of congestive heart failure. This patent issued in January 2012, and will expire in 2027. Other patent applications for our various product candidates, if issued, will offer protection in the U.S. and certain other territories through 2031.

We have also filed numerous additional U.S. and international patent applications covering various compositions, uses, formulations and other components of Tß4, as well as for novel peptides resulting from our research efforts, the latest of which were filed during 2013. There can be no assurance that these, or any other future patent applications under which we have rights, will result in the issuance of a patent or that any patent issued will not be subject to challenge or opposition. In the case of a claim of patent infringement by or against us, there can be no assurance that we will be able to afford the expense of any litigation that may be necessary to enforce our proprietary rights.

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

Lee’s Pharmaceuticals

On July 15, 2012, we entered into a License Agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”) for the license of Tß4 in any pharmaceutical formulation, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s paid us $200,000 upon signing of a term sheet with respect to the transaction on March 27, 2012, and Lee’s paid us an additional $200,000 upon signing of the definitive license agreement.

The terms of the license agreement include aggregate potential milestone payments of up to $3.6 million and royalties ranging from low double digit to high single digit royalties on commercial sales, if any. We have an exclusive supply agreement for Tβ4 with Lee’s, although Lee’s has the option to manufacture Tβ4 for the licensed territory.

Under the agreement, Lee’s is responsible for all developmental costs associated with each product candidate. We are providing Tβ4 to Lee’s at no charge for a Phase 2 ophthalmic clinical trial and will provide Tβ4 to Lee’s for all other developmental and clinical work at a price equal to our cost.

The two companies have discussed Lee’s development plans and we have continued to provide information as requested.

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

Employees

Due to our current financial condition, beginning in late 2011, we began implementing significant cost-saving measures to conserve capital resources and maintain a minimal level of operations, while seeking additional funding and/or complete a strategic transaction. Beginning in January 2012, all employees became part-time hourly employees with reduced work schedules. Additionally, in January 2012, we discontinued providing employee health benefits and company-sponsored 401(k) matching contributions. Until recently, the majority of our research and development staff’s efforts since this time have been directed to work under a grant that we received from the NIH. We currently have six hourly employees and we retain 2 independent contractors. We believe that we have good relations with our employees.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential sales of our securities, we estimate that our existing capital resources, coupled with the receipt of the proceeds from the March 2013 convertible debt offering, will only be sufficient to fund our operations into the second quarter of 2013.

We are focusing our current efforts on the development of RGN-259 for ophthalmic indications. We recently completed a Phase 2a clinical trial to evaluate RGN-259 in patients suffering from dry eye syndrome, and we intend to pursue partnering opportunities for RGN-259 based on the data from this trial. We have also supported a small physician-sponsored Phase 2 study of RGN-259 in severe dry eye which was concluded in June 2012. We have completed enrolling 30 patients in our Phase 2 trial for RGN-137 in EB patients. We had intended to commence patient enrollment in a Phase 2 clinical trial of RGN-352 for AMI patients near the end of the first quarter of 2011, but this trial was placed on clinical hold by the FDA. The AMI trial remains on hold pending the production of RGN-352 and placebo by a cGMP-compliant manufacturer and our access to sufficient capital resources. Depending on our capital resources and drug availability, we may also support a proposed physician-sponsored Phase 1/2 clinical trial to evaluate the therapeutic potential of RGN-352 in patients with secondary progressive multiple sclerosis.

Even with the change in our clinical development priorities during 2011 and 2012, we currently do not have sufficient capital resources to fund our ongoing research and development activities, and we will not be able to sponsor any clinical trials in 2013 without additional funding. We project that our existing capital resources, including the $225,000 received from a convertible debt placement in March 2013, will only be adequate to fund our operations into the second quarter of 2013. We previously had been relying on an NIH grant to fund our research and development activities. In the first quarter of 2013 we substantially completed all of the work under the grant and have exhausted the grant as a financing source. If our stock price increases from its current level, we may, however, make additional sales of common stock under our committed equity facility with Lincoln Park Capital, as described below, which would extend our resources, but our ability to use the committed equity facility depends upon our share price and trading volume. However, even if we are able to sell shares of our common stock under the LPC facility, based on our current stock price the amount of proceeds we would be able to raise, doing so would not extend our capital resources significantly beyond the second quarter of 2013 and, accordingly, we will also need to seek other sources of capital.

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

Currently, we have only registered for resale 12,541,667 additional shares of our common stock that we may sell to LPC. These shares, if and when issued to LPC, would be a combination of shares purchased at the price per share set forth in our purchase agreement with LPC and shares issued as additional pro rata commitment shares for no additional consideration, based on the formula set forth in the agreement. However, because the registration statement related to those shares has ceased to be effective under the Securities Act, we would need to prepare and file a post-effective amendment to the registration statement and have that post-effective amendment declared effective by the SEC before we can sell any of these shares to LPC. Assuming a purchase price of $0.15 per share, we would generate net cash proceeds of approximately $1.9 million. In the event we elect to issue more than the originally registered 15,000,000 shares, we would be required to file a new registration statement and have it declared effective by the SEC before selling such additional shares.

As described elsewhere in this report, we do not currently expect that funding from LPC will be sufficient to extend our operations beyond the second quarter of 2013, and we will need to secure another source of funding in order to satisfy our near term working capital needs. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of December 31, 2012, our accumulated deficit totaled approximately $96 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, we estimate that our existing capital resources, without giving effect to potential additional sales of common stock under our committed equity facility with LPC, will be adequate to fund our operations into the second quarter of 2013. We continue to seek other sources of capital, but if we are unable to obtain sufficient financing in the near term, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Risks Related to Our Business and Operations

Our pending Phase 2 clinical trial of RGN-352 was placed on clinical hold by the FDA in March 2011 and we are unsure when, if ever, we will be able to resume this trial.

In the second half of 2010, we implemented the development plans for our phase 2 clinical trial to evaluate RGN-352 in patients who have suffered an acute myocardial infarction, or AMI. We had planned to begin enrolling patients near the end of the first quarter of 2011. However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with current Good Manufacturing Practice regulations. The FDA has prohibited us from using any of the active drug or placebo manufactured by this manufacturer in human trials, which will require us to identify a cGMP-compliant manufacturer and to have new material produced in the event that we seek to resume this trial. We have also learned that the contract manufacturer has closed its manufacturing facility and has filed for bankruptcy protection. Significant preparatory time and procedures will be required before any new suitable manufacturer would be able to manufacture RGN-352 for the AMI trial. Since we are unable to estimate the length of time that the trial will be on clinical hold, we have elected to cease activities on this trial until the FDA clinical hold is resolved and the requisite funding might be secured. Consequently, there can be no assurance that we will be able to timely initiate trial activities or complete this trial, if at all.

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

Although Tß4 has shown biological activity in in vitro studies and in vivo animal models and while we observed clinical activity and efficacious outcomes in our recent RGN-259 Phase 2a trial and earlier Phase 2 dermal trials, we cannot assure you that our product candidates will exhibit activity or importance in humans in large-scale trials. Our drug candidates are still in research and development, and we do not expect them to be commercially available for the foreseeable future, if at all. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These include the possibility that the potential products may:

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

There can be no assurance that our clinical trials will in fact demonstrate, to the satisfaction of the FDA and others, that our product candidates are sufficiently safe or effective. The FDA or we may also restrict or suspend our clinical trials at any time if it is believed that subjects participating in the trials are being exposed to unacceptable health risks.

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

We do not own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We currently rely, and expect to continue to rely, primarily on peptide manufacturers to supply us with Tß4 for further formulation into our product candidates. We have historically engaged three separate smaller drug formulation contractors for the formulation of clinical grade product candidates, one for each of our three product candidates in clinical development, although, as described in this report, the contractor we engaged for RGN-352 has filed for bankruptcy and closed its manufacturing facility, and our clinical trial involving RGN-352 has been placed on clinical hold. We currently do not have an alternative source of supply for either Tß4 or the individual drug candidates. If these suppliers, together or individually, are not able to supply us with either Tß4 or individual product candidates on a timely basis, in sufficient quantities, at acceptable levels of quality and at a competitive price, or if we are unable to identify a replacement manufacturer to perform these functions on acceptable terms as needed, our development programs could be seriously jeopardized.

The clinical hold on our RGN-352 trial will require us to have new material manufactured by a cGMP-compliant manufacturer in the event that we seek to resume this trial. Significant preparatory time and procedures will be required before any new manufacturer would be able to manufacture RGN-352 for the AMI trial, due to the time required for revalidation of processes and assays related to such production that were already in place with the original manufacturer. Since we are unable to estimate the length of time that the trial will be on clinical hold, we have elected to cease activities on this trial until the FDA clinical hold is resolved and the requisite funding might be secured.

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

Mauro Bove, a member of our Board of Directors, is also a director and officer of entities affiliated with Sigma-Tau, which collectively make up our largest stockholder group. Sigma-Tau has provided us with significant funding, may continue doing so in the future, and is also our strategic partner in Europe with respect to the development of certain of our drug candidates. We have issued shares of common stock, convertible promissory notes and common stock warrants to Sigma-Tau and its affiliates in several private placement financing transactions, including as recently as October 2012. We have licensed certain rights to our product candidates generally for the treatment of dermal and internal wounds to Sigma-Tau. Under the license agreement, upon the completion of a Phase 2 clinical trial of either of these product candidates that yields positive results in terms of clinical efficacy and safety, Sigma-Tau is obligated to either make a $5 million milestone payment to us or to initiate and fund a pivotal Phase 3 clinical trial of the product candidate. In 2009, we completed two Phase 2 clinical trials of RGN-137, but these trials were not sufficient to trigger the milestone obligation. There can be no assurance that we will ever receive this payment or be able to initiate a pivotal Phase 3 clinical trial of RGN-137 that would be funded by Sigma-Tau. As a result of Mr. Bove’s relationship with Sigma-Tau, there could be a conflict of interest between Sigma-Tau and our other stockholders with respect to these and other agreements and circumstances that may require the exercise of the Board’s discretion with respect to Sigma-Tau. Any decision in the best interests of Sigma-Tau may not be in the best interest of our other stockholders.

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

Risks Related To Our Intellectual Property

We are partially reliant on our license from the National Institutes of Health for the rights to Tß4, and any loss of these rights could adversely affect our business.

    We have received an exclusive worldwide license to intellectual property discovered at the National Institutes of Health, or NIH, pertaining to the use of Tß4 in wound healing and tissue repair. The intellectual property rights from this license, along with independent patent applications we have filed, as well as patents and patent applications under licenses we acquired, form the basis for our current commercial development focus with Tß4. The NIH license terminates upon the last to expire of the patent applications that are filed, or any patents that may issue from such applications, in connection with the license. This license requires us to pay a minimum annual royalty to the NIH, regardless of the success of our product development efforts, plus certain other royalties upon the sale of products created by the intellectual property granted under the license. We are currently negotiating with the NIH to modify the terms of the license, which may be terminated for a number of reasons, including our non-payment of the royalty or lack of continued product development, among others. While to date we believe that we have complied with all requirements to maintain the license, the loss of this license could have an adverse effect on our business and business prospects.

Because of our current financial condition, we may not be able to maintain broad patent protection for our product candidates, which could limit the commercial potential of our product candidates.

Our success will depend in part on our ability to obtain, defend and enforce patents, both in the United States and abroad. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. As described elsewhere in this report, we currently do not have adequate financial resources to fund our ongoing business activities beyond the second quarter of 2013 without additional funding. As a result of our current financial condition, we continuously evaluate our issued patents and patent applications and may decide to limit their therapeutic and/or geographic coverage in an effort to enhance our ability to focus on certain medical conditions and countries within our financial constraints. As a result, we may not be able to protect our intellectual property rights in indications and/or territories that we otherwise would, and, therefore, our ability to commercialize Tß4, if at all, could be substantially limited, which could have a material adverse impact on our future results of operations.

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

For the period from January 1, 2012 through April 11, 2013, the closing price of our common stock has ranged from $0.08 to $0.22, with an average daily trading volume of approximately 38,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

As of December 31, 2012, there were outstanding options to purchase an aggregate of 6,019,599 shares of our common stock at exercise prices ranging from $0.14 per share to $3.82 per share and outstanding warrants to purchase 11,468,901 shares of our common stock at a weighted average exercise price of $0.64 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts, including our committed equity facility with LPC.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Rockville, Maryland where we lease office space on a month to month basis. We believe that our facilities are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek alternate or additional space as needed.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “RGRX.” Our common stock last traded at $0.09 on April 11, 2012. The following table provides the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported by the OTC Bulletin Board, as appropriate.   The quotations reported by the OTC Bulletin Board reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table sets forth the high and low bid prices for our common stock for the periods indicated.

	2012		2011
	High	Low	High	Low

First Quarter	$0.22	$0.07	$0.27	$0.20
Second Quarter	$0.24	$0.10	$0.23	$0.18
Third Quarter	$0.17	$0.10	$0.32	$0.19
Fourth Quarter	$0.14	$0.07	$0.30	$0.08

As of December 31, 2012, we had 837 holders of record of our common stock and over 3,700 beneficial holders of our common stock.

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

Business Overview

We are a biopharmaceutical company focused on the development of a novel therapeutic peptide, Thymosin beta 4, or Tß4, for tissue and organ protection, repair, and regeneration. We have formulated Tß4 into three distinct product candidates in clinical development:

•   RGN-259, a preservative-free topical eye drop for regeneration of corneal tissues damaged by injury, disease or other pathology;

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

In addition to our three pharmaceutical product candidates, we are also pursuing the commercial development of peptide fragments and derivatives of Tß4 for potential cosmeceutical and other personal care uses. These fragments are select amino acid sequences, and variations thereof, within the Tß4 molecule that have demonstrated activity in several in vitro preclinical research studies that we have sponsored. We believe the biological activities of these fragments may be useful, for example, in developing novel cosmeceutical products for the anti-aging market. Our strategy is to collaborate with another company to develop cosmeceutical formulations based on these peptides.

Current Financial Circumstances

Due to our current financial condition as described further in this report, beginning in late 2011, we began implementing significant cost-saving measures to conserve capital resources and maintain a minimal level of operations, while seeking to receive additional funding and/or complete a strategic transaction. To that end, we have greatly reduced salaries and work schedules of our employees and have increasingly relied on reimbursements under a grant that we received from the National Institutes of Health (NIH), to fund employee salaries. In the first quarter of 2013 we substantially completed all of the work under the grant and have exhausted the grant as a financing source. In early 2012 we engaged investment bankers to help us explore financing alternatives, including a possible equity financing or licensing transaction, in order to continue the development of our product candidates, as well as the exploration of other strategic alternatives, including a possible asset out-licensing, asset sale, or sale of our company. While this engagement has expired we continue to work with these and other bankers to advance these initiatives. On October 19, 2012, we entered into a series of convertible promissory notes totaling $300,000 with two members of management, an outside director, and an affiliated stockholder and on March 29, 2013 we entered into a second series of convertible promissory notes totaling $225,000 with one member of management, an outside director and two unaffiliated investors. The proceeds from the second set of notes will allow us to maintain current operations and continue work on opportunities related to our ophthalmic and cardiac drug candidates, as well as certain strategic financial opportunities. The loan proceeds are expected to fund operations into the second quarter of 2013. While we expect that these funds will allow us to continue our minimal level of operations, we will need to complete a financing or strategic transaction within the second quarter of 2013 to continue as a going concern, or we may be forced to cease operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our company.

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

Most of our expenditures to date have been for research and development, or R&D, activities and general and administrative, or G&A, activities. R&D costs include all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors. Those costs include manufacturing Tß4 and peptide fragments, formulation of Tß4 into our product candidates, stability studies for both Tß4, and the various formulations, preclinical toxicology, safety and pharmacokinetic studies, clinical trial management, medical oversight, laboratory evaluations, statistical data analysis, regulatory compliance, quality assurance and other related activities. R&D includes cash and non-cash compensation, travel and other miscellaneous costs of our internal R&D personnel, three persons in total, who are wholly dedicated on a part-time basis to R&D efforts. R&D also includes a proration of our common infrastructure costs for office space and communications. We expense our R&D costs as they are incurred.

R&D expenditures are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these expenses could exceed our expectations, possibly materially. We are uncertain as to what we will incur in future research and development costs for our clinical studies, as these amounts are subject to the outcome of current studies, management's continuing assessment of the economics of each individual research and development project and the internal competition for project funding. As described below under "Sources of Liquidity," in May 2010 we were awarded a grant from the NIH to support the development of RGN-352. Subject to our compliance with the terms and conditions of the grant, we are eligible to receive up to $3.0 million over a three-year period in cost reimbursements related to the purposes set forth in the grant. We have used proceeds from the grant for the payment of research and development staff in connection with our grant related research and development activities and, as described above, we have relied on this grant for purposes of funding our R&D employees’ reduced salaries. In the first quarter of 2013 we substantially completed all of the work under the grant and have exhausted the grant as a financing source. Proceeds from the grant have been used for animal studies supporting our clinical work to develop RGN-352 for myocardial infarction, as well as to manufacture additional quantities of Tβ4.

G&A costs include outside professional fees for legal, business development, audit and accounting services. G&A also includes cash and non-cash compensation, travel and other miscellaneous costs of our internal G&A personnel, two in total, who are wholly dedicated to G&A efforts. G&A also includes a proration of our common infrastructure costs for office space, and communications. Our G&A expenses also include costs to maintain our intellectual property portfolio. Historically we have expanded our patent prosecution activities and in some cases, we have filed patent applications for non-critical strategic purposes intended to prevent others from filing similar patent claims. We continue to closely monitor our patent applications in the United States, Europe and other countries with the advice of outside legal counsel to determine if they will continue to provide strategic benefits. In cases where we believe the benefit has been realized or it becomes unnecessary due to the issuance of other patents, or for other reasons that will not affect the strength of our intellectual property portfolio, we have and will continue to abandon these patent applications in order to reduce our costs of continued prosecution or maintenance.

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

Revenue Recognition. We recognize revenue in accordance with the authoritative guidance for revenue recognition. We recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. We also comply with the authoritative guidance for revenue recognition regarding arrangements with multiple deliverables. Multiple-element arrangements are analyzed to determine whether the deliverables, which may include a license together with performance obligations such as providing a clinical supply of product and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting. Revenue associated with licensing agreements consists of non-refundable upfront license fees and milestone payments. Non-refundable upfront license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant license technology, are recognized as revenue upon delivery of the technology.

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. We recognize revenue using the relative performance method provided that the we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the relative performance method, as of each reporting period.

If we cannot reasonably estimate the level of effort required to complete our performance obligations under an arrangement, the performance obligations are provided on a best-efforts basis and we can reasonably estimate when the performance obligation ceases or the remaining obligations become inconsequential and perfunctory, then the total payments under the arrangement, excluding royalties and payments contingent upon achievement of substantive milestones, would be recognized as revenue on a straight-line basis over the period we expect to complete our performance obligations. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date.

If we cannot reasonably estimate when our performance obligation either ceases or becomes inconsequential and perfunctory, then revenue is deferred until we can reasonably estimate when the performance obligation ceases or becomes inconsequential. Revenue is then recognized over the remaining estimated period of performance.

Significant management judgment is required in determining the level of effort required under these arrangements and the period over which we are expected to complete our performance obligations under an arrangement.

We recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following criteria:

•	The consideration is commensurate with either the entity's performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity's performance to achieve the milestone;

•	The consideration relates solely to past performance; and

•	The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity's performance or on the occurrence of a specific outcome resulting from the entity's performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us.

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the relative performance or straight-line methods, as applicable, and in accordance with these policies as described above.

We account for non-refundable grants as “Sponsored research revenues” in the accompanying statements of operations. Revenue from non-refundable grants is recognized when the following criteria are met; persuasive evidence of an arrangement exists, services have been rendered and the underlying costs incurred, the contract price is fixed or determinable, and collectability is reasonably assured. For the years ended December 31, 2012 and 2011, all of our revenues were received from one NIH grant.

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

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Notes 2 and 8 to the Financial Statements for a further discussion on stock-based compensation and the relative ranges of our historical, underlying assumptions.

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

Results of Operations

Comparison of years ended December 31, 2012 and 2011

Revenues. For the year ended December 31, 2012, grant revenue was $1.3 million compared to $1.5 million for the year ended December 31, 2011. This grant was for $1 million per annual grant period for three years. Due to the timing of our research and development activities under the grant all of the revenue recognized in 2012 and 2011 was from the NIH grant to offset costs incurred.

Expenses — Research and development. For the year ended December 31, 2012, our R&D expenditures decreased by $3.9 million, or 77%, to $1.2 million, from $5.1 million in 2011.

Our outsourced R&D costs, which are costs paid directly to contract research organizations and outside consultants, decreased by $2.9 million, or 80%, to $775,000, from $3.7 million. This decrease was related to our shift in primary R&D focus to preclinical animal work under our NIH grant. During 2011, the primary R&D expenses were the cost of a Phase 2 dry eye trial for RGN-259, pre-dosing clinical trial costs for the then-anticipated AMI trial for RGN-352 and additional costs resulting from the acquisition of unformulated Tß4.

During 2011, we engaged a contract research organization to execute a preclinical dry eye study and to conduct a Phase 2 trial in dry eye patients and incurred $1.48 million in CRO costs associated with this trial. We also commissioned a manufacturing run of additional Tß4 for $840,000 and incurred costs of $715,000 associated with our Phase 2 trial of RGN-352 that was subsequently placed on clinical hold. In contrast, during 2012, we incurred approximately $840,000 in outsourced R&D costs related directly to a series of pre-clinical toxicology studies conducted under the NIH grant. Our internal R&D costs decreased by $1 million to $388,000 from the 2011 amount of $1.4 million. The decrease reflects the significant cost-saving measures implemented in late 2011 to conserve capital resources and maintain a minimal level of operations. Beginning in January 2012, all employees became part-time hourly employees with reduced work schedules.

During 2012, we reversed approximately $168,000 of R&D expense related to a change in estimate in our clinical trial accrual regarding final close-out activities with our CROs.

Expenses — General and administrative. For the year ended December 31, 2012, our G&A expenses decreased by approximately $1.5 million, or 58%, to $1.0 million, from $2.5 million in 2011. The decrease reflects the significant cost-saving measures implemented in late 2011 to conserve capital resources and maintain a minimal level of operations. The cost-saving measures resulted in cost reductions in legal fees incurred for the prosecution of our patent portfolio (decrease of $445,000), corporate legal expenses (decrease of $167,000), investor relations (decrease of $200,000), consulting (decrease of $59,000), outside director fees for board service (decrease of $144,000) and a $450,000 decrease in personnel-related expenses, including non-cash stock-based compensation. These reductions were partially offset by increased costs of $106,000 in 2012 associated with engaging investment bankers to evaluate our strategic options, including advisory and valuation services.

Liquidity and Capital Resources

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. We have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings, although as discussed below we have been awarded government grants and will continue to pursue other governmental funding sources. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.

We incurred a net loss of $847,000 for the year ended December 31, 2012. We had cash and cash equivalents of $142,000 at December 31, 2012. Based on our current operations, we believe our existing cash resources will only be adequate to fund our operations into the second quarter of 2013, without considering any potential other sources of capital. In any event, we will continue to have a need for financing, which we may not be able to complete either on favorable terms or at all.

Net Cash Used in Operating Activities. Net cash used in operating activities was $274,000 and $5.4 million for the years ended December 31, 2012 and 2011, respectively. Our reported net loss for the year ended December 31, 2012 was $847,000, which included $168,000 in non-cash share-based compensation, and we experienced a net decrease in accounts payable and accrued expenses of $51,000, a decrease of $37,000 in grants receivable and an increase in unearned revenue of $400,000 resulting from the Lee’s license agreement payments. During 2011, we reported a net loss of $6.0 million, which included $222,000 in non-cash share-based compensation, and we experienced a $356,000 increase in working capital, resulting in net cash used in operating activities of approximately $600,000 less than the net loss reported for the year.

Net Cash Used in Investing Activities. Net cash used in investing activities for 2012 was $0 compared to $1,000 for 2011.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $300,000 and $1.7 million for the years ended December 31, 2012 and 2011, respectively. In 2012, the cash provided by financing activities consisted of the proceeds of the October 2012 convertible debt offering (as disclosed in Note 7 to our financial statements included in this report). In 2011, the majority of the cash provided by financing activities consisted of the net proceeds of the issuance of common stock and warrants to purchase common stock as more fully described in Note 8 to our financial statements included in this report.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. We are not currently enrolling patients in any clinical trials. We had intended to commence patient enrollment in a Phase 2 clinical trial of RGN-352 for AMI patients near the end of the first quarter of 2011, but this trial was placed on clinical hold by the FDA pending resolution of certain manufacturing compliance issues at our original contract manufacturer, which was responsible for formulating, filling and finishing RGN-352. We have put the AMI trial on hold pending access to sufficient capital resources to enable us to retain a cGMP-compliant drug product manufacturer and are focusing our current efforts on the development of RGN-259 for ophthalmic indications.

Even with this change in our clinical development priorities, we currently do not have sufficient capital resources to continue product development beyond the second quarter of 2013 without additional capital. While we received $300,000 from a convertible debt offering in October 2012 and $225,000 from a second offering in March 2013, we expect that these funds will only allow us to continue our minimal level of operations into the second quarter of 2013, and we will continue to have insufficient resources to initiate any additional trials that we have planned. As described below, we have established a committed equity facility with LPC, but we are currently unable to draw on the facility and our ability to draw on the facility in the future is subject to a number of limitations, including our stock price, as described in “Risk Factors—Risks Related to Our Liquidity and Need for Financing—We are not currently able to access the LPC committed equity facility and, if we are able to do so in the future, we may not be able to access the full amounts available under the LPC committed equity facility.” Therefore, even if we were able to sell shares of our common stock under the LPC facility, based on our recent stock price, the amount of proceeds we would be able to raise would likely not extend our capital resources significantly beyond the second quarter of 2013.

In addition, the length of time required for clinical trials varies substantially according to the type, complexity, novelty and intended use of a product candidate. Some of the factors that could impact our liquidity and capital needs include, but are not limited to:

the progress of our clinical trials;

the progress of our research activities;

the number and scope of our research programs;

the progress of our preclinical development activities;

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

the costs and timing of regulatory approvals; and

the costs of establishing manufacturing, sales and distribution capabilities.

In addition, the duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:

the number of patients that ultimately participate in the trial;

the duration of patient follow-up that seems appropriate in view of the results;

the number of clinical sites included in the trials; and

the length of time required to enroll suitable patient subjects.

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

In addition to our obligations under clinical trials, we were previously committed under an office space lease through January 2013. We are currently utilizing this space on a month to month basis that requires base rental payments of approximately $8,300 per month.

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

There are no trading volume requirements or restrictions under the facility, and we will control the timing and amount of any sales of our common stock to LPC. Our ability to sell our shares to LPC is also subject to our obtaining all necessary consents, amendments or waivers as may be required, and subject to the shares to be sold having been registered for resale. LPC has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the facility. We can also accelerate the amount of common stock to be purchased under certain circumstances. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages. We may terminate the facility at any time, in our discretion, without any penalty or cost to us. To date, we have issued an aggregate of 1,530,336 shares of common stock to LPC under this facility for net proceeds of $348,200. During the year ended December 31, 2012 we did not sell any shares to LPC.

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

Government Grants

We are also aggressively pursuing government funding. In May 2010, we were awarded a grant from the NIH’s National Heart, Lung and Blood Institute to support the requisite nonclinical development of RGN-352 for patients who have suffered a heart attack. These nonclinical activities were completed while our pending Phase 2 clinical trial of RGN-352 was on clinical hold. Subject to our compliance with the terms and conditions of the grant, we are eligible to receive up to $3.0 million over a three-year period in cost reimbursements related to the purposes set forth in the grant. We have used proceeds from the grant for the payment of research and development staff in connection with our grant related research and development activities and we have relied on this grant for purposes of funding our R&D employees’ reduced salaries. In the first quarter of 2013 we substantially completed all of the work under the grant and have exhausted the grant as a financing source. Revenue from the grant is recorded during the same periods when we incur eligible expenses.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our cash equivalents, which are generally comprised of Federally-insured bank deposits and short-term U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of December 31, 2012, we had $142,000 of cash and cash equivalents. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of December 31, 2012, the change in fair value of our financial instruments would not have been material.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2012, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer, in his capacity of principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012 at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer in his capacity of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth as of March 15, 2013 the name, age and position of each person who serves as an executive officer or director of our company. There are no family relationships among any of our executive officers or directors, with the exception that Mr. Finkelstein is the first cousin of Dr. Goldstein’s wife.

We seek to assemble a board that, as a whole, possesses the appropriate balance of professional and industry knowledge, financial expertise and high-level management experience necessary to oversee and direct our business. To that end, our board intends to maintain membership of directors who complement and strengthen the skills of other members and who also exhibit integrity, collegiality, sound business judgment and other qualities that we view as critical to effective functioning of the board. The brief biographies below include information, as of the date of this report, regarding the specific and particular experience, qualifications, attributes or skills of each director or nominee that led the board to believe that the director should serve on the board.

Name	Age	Position
Executive Officers:
Mr. J.J. Finkelstein	61	President, Chief Executive Officer and Director

Mr. David R. Crockford	67	Vice President, Clinical and Regulatory Affairs

Directors:
Dr. Allan L. Goldstein	75	Founder, Chairman of the Board and Chief Scientific Advisor

Mr. R. Don Elsey	59	Director

Mr. Joseph C. McNay	79	Director

Mr. Mauro Bove	58	Director

Dr. L. Thompson Bowles, M.D.	81	Director

Mr. Finkelstein has served as our President and Chief Executive Officer and a member of our Board of Directors since 2002. Mr. Finkelstein also served as our Chief Executive Officer from 1984 to 1989 and as the Vice Chairman of our Board of Directors from 1989 to 1991. Mr. Finkelstein has worked as an executive officer and consultant in the bioscience industry for the past 31 years, including serving from 1989 to 1996 as chief executive officer of Cryomedical Sciences, Inc., a publicly-traded medical device company. Mr. Finkelstein has significant experience in developing early-stage companies. He has been responsible for the regulatory approval and marketing of several medical devices in the U.S. and abroad. Mr. Finkelstein has served on the executive committee of the Board of Directors of the Technology Council of Maryland since 2006, MdBio, Inc. since 1998 and currently chairs the MdBio Foundation, all of which are non-profit entities that support bioscience development and education in the State of Maryland. Mr. Finkelstein received a business degree in finance from the University of Texas. The Board believes that Mr. Finkelstein’s history and long tenure as our Chief Executive Officer positions him to contribute to the Board his extensive knowledge of our company and to provide Board continuity. In addition, the Board believes that his experience at prior companies has provided him with operational and industry expertise, as well as leadership skills that are important to the Board.

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

Mr. Elsey has served as a member of our Board of Directors since September 2010.   Since December 2012, Mr. Elsey has served as chief financial officer of LifeCell, Inc., a privately held regenerative medicine company. From June 2005 to December 2012, he served in numerous finance capacities, most recently as senior vice president and chief financial officer, at Emergent BioSolutions Inc., a publicly held biopharmaceutical company. He served as the director of finance and administration at IGEN International, Inc., a publicly held biotechnology company, and its successor BioVeris Corporation, from April 2000 to June 2005. Prior to joining IGEN, Mr. Elsey served as director of finance at Applera, a genomics and sequencing company, and in several finance positions at International Business Machines, Inc. He received an M.B.A. in finance and a B.A. in economics from Michigan State University. Mr. Elsey is a certified management accountant. The Board believes that Mr. Elsey’s experience as chief financial officer of a public company is particularly valuable to our business in that it positions him to contribute to our board’s and audit committee’s understanding of financial matters.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows, for the fiscal years ended December 31, 2012 and 2011, compensation awarded to or paid to, or earned by, our chief executive officer and our other executive officer who was serving at December 31, 2012. For purposes of this report, we refer to these officers as the named executive officers.

Of note, our annual rates of compensation for our named executive officers and all employees were reduced effective December 1, 2011. Until that time the compensation rates in effect for our named executive officers were the same as at December 31, 2010. For the month of December 2011, each executive officer received a cash salary of $2,800 and options to purchase shares of our common stock at an exercise price of $0.16 per share. Consequently, the 2011 salary amounts set forth in the following table may differ from the disclosed annual base salaries then in effect. Beginning in January 2012, all employees became part-time hourly employees with reduced work schedules. Additionally, in January 2012, we discontinued providing employee health benefits and company-sponsored 401(k) matching contributions. The 2012 salary stated below reflects the reduced work schedules and hourly pay status of our executive officers.

				Option	All Other
		Salary(1)	Bonus(2)	Awards(3)	Compensation(4)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

J.J. Finkelstein, President and	2012	62,500	--	43,237	22,073	127,810
Chief Executive Officer	2011	252,400	--	22,432	17,476	292,308

David R. Crockford,	2012	97,232	--	3,009	16,729	116,970
Vice President, Clinical and Regulatory Affairs	2011	195,505	--	20,107	11,234	226,846

(1)	Reflects base salary before pretax contributions and therefore includes compensation deferred under our 401(k) plan in 2011. 2012 reflects reduced work schedule and hourly compensation.

(2)	Reflects the payment of discretionary bonus.

(3)	These amounts reflect the aggregate total grant date fair values (computed in accordance with FASB ASC Topic 718) of options granted to executives during the respective fiscal years.

(4)

2011 amounts primarily reflect our match of executive compensation deferrals into our 401(k) plan, along with supplemental life and disability insurance premiums. None of the individual items exceeded $10,000. 2012 amounts primarily reflect payment of accrued vacation pay to Mr. Finkelstein and Mr. Crockford in the amounts of $20,673 and $15,329, respectively.

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

Effective as of January 1, 2012, the Company and Mr. Finkelstein entered into a letter agreement for temporary employment and terminated the previous employment agreement, changing Mr. Finkelstein’s status to that of a part-time temporary employee. In connection with this conversion, the Company paid Mr. Finkelstein two weeks of severance based on his December 2011 salary (payment equal to $1,400) plus accrued vacation. Pursuant to his letter agreement, Mr. Finkelstein receives a salary at a rate of $50.00 per hour, subject to deductions and withholdings. Mr. Finkelstein’s typical work schedule is up to 100 hours per month, with no guaranteed minimum number of hours. In accordance with the letter agreement, the employment termination date for Mr. Finkelstein was originally March 31, 2012, unless terminated prior to March 31, 2012 by Mr. Finkelstein or the Company. As a result of the receipt of funding in connection with the Lee’s term sheet, the Company and Mr. Finkelstein extended the term of the letter agreement to June 30, 2012. Mr. Finkelstein was also granted an option to purchase 35,000 shares of the Company’s common stock at an exercise price of $0.16 per share, which vested in full on June 30, 2012 pursuant to Mr. Finkelstein’s continued service.

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

On July 2, 2012, the Board of Directors of the Company approved, and the Company and Mr. Finkelstein entered into an amendment to the letter agreement to extend the term through December 31, 2012. The Company and Mr. Finkelstein also entered into an amended and restated change in control agreement to extend the term through December 31, 2012.

On January 2, 2013, the Company and Mr. Finkelstein entered into an amended letter agreement which amended the temporary employment letter and the amended and restated change in control agreement to extend their respective terms through June 30, 2013.

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

Pursuant to his letter agreement, Mr. Crockford receives a salary at a rate of $96.01 per hour for work related to the May 2010 grant from the National Institutes of Health’s National Heart Lung & Blood Institute, or the NIH Grant, all of which is expected to be funded from proceeds of the NIH Grant, and at a rate of $50.00 per hour for all other work, subject to deductions and withholdings. Mr. Crockford’s typical work schedule is up to 20 hours per month for non-grant work, with no guaranteed minimum number of hours. In accordance with the letter agreement, the employment termination date for Mr. Crockford was originally March 31, 2012, unless terminated prior to March 31, 2012 by Mr. Crockford or the Company. As a result of the receipt of funding in connection with the Lee’s term sheet, the Company and Mr. Crockford extended the term of the letter agreement to June 30, 2012. Mr. Crockford was also granted an option to purchase 35,000 shares of the Company’s common stock at an exercise price of $0.16 per share, which vested in full on June 30, 2012 pursuant to Mr. Crockford’s continued service.

In addition to the letter agreement, the Company and Mr. Crockford also entered into a change in control agreement effective January 1, 2012, which was amended on April 3, 2012. Pursuant to the change in control agreement, as amended, if a change in control of the Company is consummated and the employment of Mr. Crockford is (i) within twelve months following such change in control (a) terminated by the Company for any reason, other than for cause or due to death or disability of Mr. Crockford or (b) terminated by Mr. Crockford by resignation for good reason, or (ii) terminated by the Company for any reason (other than for cause or due to death or disability of Mr. Crockford) in connection with or in anticipation of such change in control, then Mr. Crockford may be eligible to receive severance. The amount of severance due to Mr. Crockford is determined according to his Base Salary and the amount of Net Proceeds, as defined in the change in control agreement, received in connection with the change in control. The amount of the severance may not exceed six months of Mr. Crockford’s Base Salary. Mr. Crockford will be required to execute a general release and waiver of all legal claims prior to receiving severance. Additionally, under the terms of the amended change in control agreement, upon the occurrence of a change in control of the Company, all outstanding stock options will become fully vested and exercisable upon the effectiveness of the change in control transaction.. The compensation provided pursuant to the change in control agreement will be the only severance benefits to which Mr. Crockford may be entitled upon termination of his employment with the Company.

On July 2, 2012, the Board of Directors of the Company approved, and the Company and Mr. Crockford entered into an amendment to the letter agreement to extend the term through December 31, 2012. The Company and Mr. Crockford also entered into an amended and restated change in control agreement to extend the term through December 31, 2012.

On January 2, 2013, the Company and Mr. Crockford entered into an amended letter agreement which amended the temporary employment letter and the amended and restated change in control agreement to extend their respective terms through June 30, 2013.

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

Outstanding Equity Awards at December 31, 2012

The following table shows certain information regarding outstanding equity awards at December 31, 2012 for the named executive officers, all of which were stock options granted under our Amended and Restated 2000 Stock Option and Incentive Plan or our 2010 Equity Incentive Plan.

	Number of
	Shares	Number of Shares
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options (#)	Options (#)	Exercise Price	Option
Name	Exercisable	Unexercisable	($)	Expiration Date	Note

Mr. Finkelstein	100,000	—	3.21	4/1/2015
	125,000	—	2.34	3/15/2014
	125,000	—	1.15	4/15/2015
	114,748	—	0.57	4/10/2019
	93,750	31,250	0.76	10/11/2016	(1)
	62,500	62,500	0.27	07/14/2017	(1)
	31,250	93,750	0.22	8/3/2018	(1)
	80,135	—	0.16	12/2/2018
	—	500,000	0.14	1/24/2019	(1)
	35,000	—	0.16	4/4/2019

Mr. Crockford	15,000	—	1.07	7/1/2013
	125,000	—	0.86	1/1/2014
	100,000	—	3.21	4/1/2015
	25,000	—	3.82	5/25/2015
	50,000	—	2.15	1/16/2014
	75,000	—	2.34	3/15/2014
	75,000	—	1.15	4/15/2015
	49,250	49,250	0.27	7/14/2017	(1)
	24,625	73,875	0.22	8/3/2018	(1)
	91,991	—	0.16	12/2/2018
	35,000	—	0.16	4/4/2019

(1) This option vests in equal installments on the first four anniversaries of the grant date. In each case these options were granted seven years prior to the listed expiration dates.

Post-Employment Compensation

We do not maintain any plans providing for payment or other benefits at, following, or in connection with retirement other than a 401(k) plan which was available to all employees through 2011. The Company did not make any plan contributions in 2012. In addition, we do not maintain any non-qualified deferred compensation plans.

Director Compensation

The following table sets forth certain information for the fiscal year ended December 31, 2012 with respect to the compensation of our directors. Mr. Finkelstein’s compensation is disclosed in the Summary Compensation Table above, and he does not receive any additional compensation for his service as a director. Dr. Goldstein is an employee of our company and his compensation as an employee is set forth in the table below. He does not receive any additional compensation for his service as a director.

Under our non-employee director compensation policy, as in effect during 2011, each non-employee director was eligible to receive an annual cash retainer of $13,905. The chairman of each of our audit committee and compensation committee was eligible to receive a supplemental annual cash retainer of $10,300. Mr. McNay currently serves as the chairman of the audit committee and Dr. Bowles currently serves as the chairman of the Compensation Committee. Directors were also eligible to receive $1,288 for each board meeting attended in person and $412 for each Board meeting attended by telephone. Additionally, members of each committee of the board of directors were eligible to receive $515 for each committee meeting attended, whether in person or by telephone. However, during November 2011, our Board of Directors elected to suspend the payment of cash fees to non-employee directors to help the company preserve capital and consistent with this certain fees accrued in 2011 were forfeited and no retainer or meeting fees were paid to non-employee directors in 2012.

Historically non-employee directors received a nonqualified stock option under our equity incentive plan to purchase 20,000 shares of common stock upon their re-election as a director at each annual meeting of stockholders. Newly elected or appointed non-employee directors receive a nonqualified stock option to purchase 40,000 shares of common stock. All options granted to directors under this policy vest over four years, with 25% of the shares underlying the option vesting on the first through fourth anniversaries of the date of grant.

In April 2012, in view of the Board’s November 2011 decision to temporarily cease paying cash compensation to non-employee directors for Board and committee service, the Board elected to make a one-time option grant to each the non-employee directors to compensate them for serving during the first half of 2012. Each non-employee director was granted a stock option to purchase 50,000 shares of common stock at an exercise price of $0.16 per share, which vested in full on June 30, 2012 pursuant to each director’s continued service. This option grant was the only compensation received by non-employee directors in 2012.

We also reimburse directors for expenses incurred in attending meetings of the board and other events attended on our behalf and at our request.

Director Compensation for Fiscal 2012

	Fees Earned
	or Paid	Option	All Other
	in Cash	Awards	Compensation		Total
Name	($)(1)	($)(2)	($)		($)

Allan Goldstein, Ph.D.	--	27,146	32,650	(3)	59,796
R. Don Elsey	--	4,299	--		4,299
L. Thompson Bowles M.D., Ph.D.	--	4,299	--		4,299
Joseph McNay	--	4,299	--		4,299
Mauro Bove	--	4,299	--		4,299

(1)	As described above, during 2011, our Board of Directors elected to cease paying cash compensation to non-employee directors to help the company preserve capital. In addition to the determination not to pay retainer or meeting fees for 2012 board and committee service, certain accrued fees for 2011 service were forfeited by the non-employee directors. The following amounts of accrued and unpaid compensation as of December 31, 2011were subsequently forfeited in 2012: $10,712 for Mr. Elsey; $15,862 for Dr. Bowles; $14,986 for Mr. McNay; and $8,291 for Mr. Bove.

(2)	These amounts reflect the aggregate total grant date fair values (computed in accordance with FASB ASC Topic 718) of options granted to directors during 2012. Options held by each Board member as of December 31, 2012, are as follows:

Allan Goldstein, Ph.D.	1,009,077
R. Don Elsey	110,000
L. Thompson Bowles M.D., Ph.D.	244,843
Joseph McNay	218,024
Mauro Bove	317,155

(3)	In addition to being Chairman of our Board of Directors, Dr. Goldstein also serves as our Chief Scientific Advisor. In this capacity, Dr. Goldstein received cash compensation of 32,650 pursuant to his temporary hourly employment status in 2012. In 2012 Dr. Goldstein was also granted options to purchase 335,000 shares of common stock.

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

Pursuant to this letter agreement, Dr. Goldstein receives a salary at a rate of $50.00 per hour, subject to deductions and withholdings. Dr. Goldstein’s typical work schedule is up to 32 hours per month, with no guaranteed minimum number of hours. In accordance with the letter agreement, Dr. Goldstein’s employment termination date was originally March 31, 2012, unless terminated prior to March 31, 2012 by Dr. Goldstein or the Company. As a result of the receipt of funding in connection with the Lee’s term sheet, the Company and Dr. Goldstein extended the term of the letter agreement to June 30, 2012. Dr. Goldstein was also granted an option to purchase 35,000 shares of the Company’s common stock at an exercise price of $0.16 per share, which vested in full on June 30, 2012 pursuant to Dr. Goldstein’s continued service.

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

On July 2, 2012, the Board of Directors of the Company approved, and the Company and Dr. Goldstein entered into an amendment to the letter agreement to extend the term through December 31, 2012. The Company and Dr. Goldstein also entered into an amended and restated change in control agreement to extend the term through December 31, 2012.

On January 2, 2013, the Company and Dr. Goldstein entered into an amended letter agreement which amended the temporary employment letter and the amended and restated change in control agreement to extend their respective terms through June 30, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of March 15, 2013 by (i) each director; (ii) each of the named executive officers; (iii) all currently serving executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. The address for all directors and executive officers is c/o RegeneRx Biopharmaceuticals, Inc., 15245 Shady Grove Road, Suite 470, Rockville, MD 20850.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares		Percent of Total

5% Stockholders:

Entities affiliated with Sigma-Tau Finanziaria, S.p.A. Via Sudafrica, 20, Rome, Italy 00144	33,695,174	(2)	40.1%

Named Executive Officers and Other Directors:

J.J. Finkelstein	2,316,021	(3)	2.8%
Allan L. Goldstein	2,154,047	(4)	2.6%
R. Don Elsey	75,000	(7)	*
Joseph C. McNay	1,928,385	(5)	2.3%
Mauro Bove	288,405	(6)	*
L. Thompson Bowles	216,093	(7)	*
David R. Crockford	665,866	(7)	*

All directors and currently serving executive officers as a group (7 persons)	7,643,817	(8)	9.0%

* Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 81,373,247 shares of common stock outstanding on March 15, 2013, adjusted as required by rules promulgated by the Securities and Exchange Commission (the “SEC”).

(2)	Consists of 984,615 shares of common stock held of record held by Sigma-Tau Finanziaria, S.p.A. (“Sigma-Tau”); 12,937,111 shares of common stock held of record and 370,370 shares of common stock issuable upon exercise of warrants held by Defiante Farmaceutica S.A. (“Defiante”), a subsidiary of Sigma-Tau, that are exercisable within 60 days of March 15, 2013; 6,348,878 shares of common stock held of record and 518,518 shares of common stock issuable upon exercise of warrants held by Taufin International S.A. (“Taufin”), an entity wholly owned by Taufin SPA, which is owned directly by the estate of Claudio Cavazza, who directly and indirectly owns 57% of Sigma-Tau, that are exercisable within 60 days of March 15, 2013; and 9,711,407 shares of common stock held of record, 1,333,333 shares of common stock issuable upon conversion of a convertible promissory note and 1,490,942 shares of common stock issuable upon exercise of warrants held by Sinaf S.A. (“Sinaf”), an indirect wholly-owned subsidiary of Aptafin S.p.A., which is owned by Paolo Cavazza and members of his family, that are exercisable within 60 days of March 15, 2013. Paolo Cavazza directly and indirectly owns 38% of Sigma-Tau.

(3)	Consists of 1,377,638 shares of common stock held of record by Mr. Finkelstein and 51,000 shares of common stock held of record by Mr. Finkelstein’s daughter over which Mr. Finkelstein shares voting and dispositive power. Also includes 767,383 shares of common stock issuable upon exercise of options, 20,000 shares of common stock issuable upon exercise of warrants and 100,000 shares of common stock issuable upon conversion of a convertible promissory note, in each case exercisable within 60 days of March 15, 2013.

(4)	Consists of 1,306,846 shares of common stock held of record by Dr. Goldstein, 233,333 shares of common stock issuable upon conversion of a convertible promissory note, 567,202 shares of common stock issuable upon exercise of options and 46,666 shares of common stock issuable upon exercise of warrants, in each case exercisable within 60 days of March 15, 2013.

(5)	Consists of 1,339,111 shares of common stock held of record by Mr. McNay, 333,333 shares of common stock issuable upon conversion of a convertible promissory note, 189,274 shares of common stock issuable upon exercise of options and 66,667 shares of common stock issuable upon exercise of warrants, in each case exercisable within 60 days of March 15, 2013.

(6)	Consists of shares of common stock issuable upon exercise of options exercisable within 60 days of March 15, 2013. Mr. Bove is an officer of Sigma-Tau, but he has no beneficial ownership over the reported securities as he has no voting or dispositive power with respect to the securities held by Sigma-Tau and its affiliates described in footnote 2 above.

(7)	Consists of shares of common stock issuable upon exercise of options exercisable within 60 days of March 15, 2013.

(8)	Consists of 4,074,595 shares of common stock held of record, 666,667 shares of common stock issuable upon conversion of convertible promissory notes, 2,769,223 shares of common stock issuable upon exercise of options and 133,333 shares of common stock issuable upon exercise of warrants, in each case exercisable within 60 days of March 15, 2013.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 about the securities authorized for issuance to our employees, directors and other eligible participants under our equity compensation plans, consisting of the Amended and Restated 2000 Stock Option and Incentive Plan and the 2010 Equity Incentive Plan.

Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon exercise	Weighted-average exercise	equity compensation plans
	of outstanding options,	price of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	6,019,599	$1. 02	1,959,036

Equity compensation plans not approved by security holders	—	—	—

Total	6,019,599	$1. 02	1,959,036

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The following is a summary of transactions, and series of related transactions, since January 1, 2012 to which we have been or will be a participant, in which the amount involved exceeded or will exceed one percent of the average of our total assets at year end for the last two completed fiscal years and in which any of our executive officers, directors or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest, other than executive and director compensation arrangements, including the employment, termination of employment and change of control arrangements, which are described in the section of this report entitled “Executive Compensation.”

Sigma-Tau

On October 19, 2012, we issued Sinaf a convertible promissory note for $200,000 and a warrant to purchase 266,667 shares at a purchase price of $0.15 per share. Additionally, the convertible promissory note is convertible into 1,333,333 shares of common stock at $0.15 cents per share. On January 7, 2011, we issued 925,926 shares of common stock to Defiante Farmaceutica S.A., or Defiante, a subsidiary of Sigma-Tau, as well as 1,296,296 shares to Taufin International S.A., or Taufin and 1,296,297 shares to Sinaf S.A. or Sinaf, all at a purchase price of $0.27 per share in a private placement. We also issued warrants to each of Defiante, Taufin and Sinaf to purchase 370,370 shares, 518,518 shares and 518,519 shares of our common stock, respectively, at an exercise price of $0.38 per share. The warrants are exercisable until January 7, 2016. We also entered into an agreement with Defiante, Taufin and Sinaf to amend the terms of certain warrants held by them. Under the warrant amendment, all outstanding warrants held by Defiante, Taufin and Sinaf that were issued between March 2006 and December 2008, exercisable for an aggregate of 3,046,453 shares of common stock and with exercise prices between $1.60 per share and $4.06 per share, were amended to reduce their exercise prices to $0.38 per share and to extend their expiration dates to December 31, 2011, as of which date the warrants expired unexercised. Taufin is a direct wholly-owned subsidiary of Taufin SPA. Taufin SPA is owned directly by the estate of Claudio Cavazza, which directly and indirectly owns 57% of Sigma-Tau. Sinaf is a direct wholly-owned subsidiary of Aptafin S.p.A., or Aptafin. Aptafin is owned directly by Paolo Cavazza and members of his family, who directly and indirectly own 38% of Sigma-Tau.

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

Under the License Agreement, the Company is eligible to receive aggregate potential milestone payments of up to $3.6 million, consisting of (i) $500,000 upon the first commercial sale of a licensed product in China, (ii) $1.5 million upon the achievement of $50 million in aggregate commercial sales in the Territory and (iii) $1.6 million upon the achievement of $80 million in aggregate commercial sales in the Territory. In addition, the Company is eligible to receive royalties ranging from low double digit to high single digit percentages of any commercial sales of the Company’s product candidates that are the subject of the agreement. Lee’s will pay for all developmental costs associated with each product candidate. The Company will provide Tβ4 to Lee’s at no charge for a Phase 2 ophthalmic clinical trial and will provide Tβ4 to Lee’s for all other developmental and clinical work at a price equal to the Company’s cost. RegeneRx will also have the right to exclusively license any improvements made by Lee’s to RegeneRx’s products outside of the licensed territory.

The two firms will create a joint development committee to discuss and agree on the development of the licensed products and share information relating thereto. Both companies will also share all non-clinical and clinical data and other information related to development of the licensed product candidates.

Sigma-Tau Finanziaria S.p.A, together with its subsidiaries and its affiliates, beneficially own approximately 25.9% of Lee’s and 38.5% of the Company. Mauro Bove is a member of the board of directors of both companies.

Private Placement of Convertible Notes-October 2012

On October 19, 2012, we completed a private placement of convertible notes (the “October 2012 Notes”) with four accredited investors raising an aggregate of $300,000 in gross proceeds.

Convertible Promissory Notes.   The October 2012 Notes accrue interest at a rate of five percent per annum, mature twenty-four months after their date of issuance and are convertible into shares of our common stock at a conversion price of $0.15 per share (subject to adjustment as described in the October 2012 Notes) at any time prior to repayment, at the election of the holder.  In the aggregate, the October 2012 Notes are initially convertible into up to 2,000,000 shares of our common stock, excluding interest.

At any time prior to maturity of the October 2012 Notes, with the consent of the holders of a majority in interest of the October 2012 Notes, we may prepay the outstanding principal amount of the October 2012 Notes plus unpaid accrued interest without penalty.  Upon the commission of any act of bankruptcy by the Company, the execution by the Company of a general assignment for the benefit of creditors, the filing by or against the Company of a petition in bankruptcy or any petition for relief under the federal bankruptcy act or the continuation of such petition without dismissal for a period of 90 days or more, or the appointment of a receiver or trustee to take possession of the property or assets of the Company, the outstanding principal and all accrued interest on the October 2012 Notes will accelerate and automatically become immediately due and payable.

Warrants.  In connection with the issuance of the October 2012 Notes, we also issued warrants to each investor.  The warrants are exercisable for an aggregate of 400,000 shares of common stock with an exercise price of $0.15 per share for a period of five years.

Investors. The investors in the October 2012 Notes, and the principal amount of their respective October 2012 Notes and number of shares of common stock issuable upon exercise of their respective warrants, are as set forth below:

Investor	October 2012 Note Principal	Warrants

SINAF S.A.	$200,000	266,667
Joseph C. McNay	$50,000	66,667
Allan L. Goldstein	$35,000	46,666
J.J. Finkelstein	$15,000	20,000

Sinaf S. A. is a direct wholly-owned subsidiary of Aptafin S.p.A., or Aptafin. Aptafin is owned directly by Paolo Cavazza and members of his family, who directly and indirectly own 38% of Sigma-Tau. The other investors are members of our Board of Directors, including Mr. Finkelstein who serves as our chief executive officer, and also the Chairman of our Board of Directors, Dr. Goldstein who also serves as our Chief Scientific Advisor.

Private Placement of Convertible Notes-March 2013

On March 29, 2013, we completed a private placement of convertible notes (the “March 2013 Notes”) with four accredited investors, raising an aggregate of $225,000 in gross proceeds.

  Convertible Promissory Notes.  The key terms of the Notes are summarized below.  The March 2013 Notes accrue interest at a rate of 5% per annum, mature sixty months after their date of issuance and are convertible into shares of our common stock at a conversion price of $0.06 per share (subject to adjustment as described in the March 2013 Notes) at any time prior to repayment, at the election of the holder.  In the aggregate, the March 2013 Notes are initially convertible into up to 3,750,000 shares of our common stock.

At any time prior to maturity of the March 2013 Notes, with the consent of the holders of a majority in interest of the March 2013 Notes, we may prepay the outstanding principal amount of the March 2013 Notes plus unpaid accrued interest without penalty.  Upon the commission of any act of bankruptcy by the Company, the execution by the Company of a general assignment for the benefit of creditors, the filing by or against the Company of a petition in bankruptcy or any petition for relief under the federal bankruptcy act or the continuation of such petition without dismissal for a period of 90 days or more, or the appointment of a receiver or trustee to take possession of the property or assets of the Company, the outstanding principal and all accrued interest on the March 2013 Notes will accelerate and automatically become immediately due and payable.

Investors. The investors in the offering included two directors of the Company, Mr. Goldstein and Mr. McNay. The principal amounts of their respective March 2013 Notes are as set forth below:

March 2013
Investor	Note Principal

Joseph C. McNay	$50,000
Allan L. Goldstein	$25,000

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his family members, and our company, our senior management and our independent auditors, our board has determined that the following four directors are independent directors within the meaning of the applicable NYSE Amex listing standards: Mr. Elsey, Mr. Bove, Mr. McNay and Dr. Bowles. In making this determination, the board found that none of these directors had a material or other disqualifying relationship with us. Mr. Finkelstein, our President and Chief Executive Officer, and Dr. Goldstein our Chief Scientific Advisor, are not independent by virtue of their employment with us.

In determining the independence of Mr. Bove, the board of directors took into account the significant ownership of our common stock by Sigma-Tau and its affiliates and our License Agreement with Lee’s Pharmaceuticals. The board of directors does not believe that any of the transactions with Lee’s or Sigma-Tau and its affiliates described in this report has interfered or would reasonably be expected to interfere with Mr. Bove’s exercise of independent judgment in carrying out his responsibilities as a director of our company.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2012 and 2011 by our independent registered public accounting firms Reznick Group, P.C. and CohnReznick LLP. All such fees described below were approved by the audit committee.

	2012	2011
Audit fees	$69,000	$67,000
Tax fees (1)	11,000	11,000
Total Fees	$80,000	$78,000

(1)	Tax fees include the preparation of our corporate federal and state income tax returns.

Our audit committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accounting form or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. On a periodic basis, the independent registered public accounting firm reports to the audit committee on the status of actual costs for approved services against the approved amounts.

The audit committee has determined that the rendering of the services other than audit services by Reznick Group P.C. and CohnReznick LLP is compatible with maintaining that firm’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment of Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to Quarterly Report on Form 10-Q (File No. 001-15070) for the quarter ended June 30, 2006 (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.1^	Amended and Restated 2000 Stock Option and Incentive Plan, as amended	Annex A to the Company’s Proxy Statement on Schedule 14A (File No. 001-15070) (filed May 9, 2008)

10.2^	2010 Equity Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.3	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.4	Patent License Agreement — Exclusive, dated January 24, 2001, between the Company and the U.S. Public Health Service	Exhibit B to Exhibit 10.1 to Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-15070) (filed January 16, 2013)

10.5	Thymosin Beta 4 License and Supply Agreement, dated January 21, 2004, between the Company and Defiante Farmaceutica S.A.	Exhibit 10.10 to Registration Statement on Form SB-2 (File No. 333-113417) (filed March 9, 2004)**

10.6^	Second Amended and Restated Employment Agreement, dated March 11, 2009, between the Company and Allan L. Goldstein, as amended	Exhibit 10.4 to Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 30, 2009)

10.7^	Second Amended and Restated Employment Agreement, dated March 12, 2009, between the Company and J.J. Finkelstein, as amended	Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 15, 2009)

10.8^	Second Amended and Restated Employment Agreement, dated March 31, 2009, between the Company and C. Neil Lyons, as amended	Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 15, 2009)

10.9^	Second Amended and Restated Employment Agreement, dated March 31, 2009, between the Company and David Crockford	Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 15, 2009)

10.10^	Second Amendment to the Amended and Restated Employment Agreement between the Company and J.J. Finkelstein, dated December 1, 2011.	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed December 6, 2011)

10.11^	First Amendment to the Amended and Restated Employment Agreement between the Company and David Crockford, dated December 1, 2011.	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed December 6, 2011)

10.12^	Second Amendment to the Amended and Restated Employment Agreement between the Company and Allan L. Goldstein, dated December 1, 2011.	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed December 6, 2011)

10.13^	Letter Agreement between the Company and J.J. Finkelstein, dated January 1, 2012.	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.14^	Letter Agreement between the Company and David Crockford, dated January 1, 2012.	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.15^	Letter Agreement between the Company and Allan L. Goldstein, dated January 1, 2012.	Exhibit 10.5 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.16^	Change in Control Agreement between the Company and J.J. Finkelstein, dated January 1, 2012.	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.17^	Change in Control Agreement between the Company and David Crockford, dated January 1, 2012.	Exhibit 10.4 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.18^	Change in Control Agreement between the Company and Allan L. Goldstein, dated January 1, 2012.	Exhibit 10.6 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.19	Lease, by and between the Company and The Realty Associates Fund V, L.P., dated December 10, 2009	Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15070) (filed March 31, 2010)

10.20	Form of Warrant to Purchase Common Stock dated April 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 16, 2009)

10.21	Securities Purchase Agreement, dated April 13, 2009	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed April 16, 2009)

10.22	Form of Common Stock Purchase Warrant, dated October 5, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 30, 2009)

10.23	Securities Purchase Agreement, dated September 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 30, 2009)

10.24	Form of Warrant, dated October 15, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 5, 2009)

10.25	Securities Purchase Agreement, dated September 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 5, 2009)

10.26	Representative’s Warrant to Purchase Common Stock, dated May 21, 2010	Exhibit 4.3 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

10.27	Purchase Agreement, dated January 4, 2011	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.28	Registration Rights Agreement, dated January 4, 2011	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.29	Securities Purchase Agreement, dated January 5, 2011	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.30	Warrant to Purchase Common Stock, dated January 7, 2011, issued to Lincoln Park Capital	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.31	Securities Purchase Agreement, dated January 5, 2011, by and between the Company and Defiante Farmaceutica S.A.	Exhibit 10.4 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.32	Securities Purchase Agreement, dated January 5, 2011, by and between the Company and Taufin International S.A.	Exhibit 10.5 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.33	Securities Purchase Agreement, dated January 5, 2011, by and between the Company and Sinaf S.A.	Exhibit 10.6 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.34	Form of Warrant to Purchase Common Stock, dated January 7, 2011, issued to the Sigma-Tau Purchasers	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.35^	Letter Agreement between the Company and J.J. Finkelstein, dated April 3, 2012	Exhibit 10.3 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.36^	Letter Agreement between the Company and David Crockford, dated April 3, 2012	Exhibit 10.5 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.37^	Letter Agreement between the Company and Allan L. Goldstein, dated April 3, 2012	Exhibit 10.7 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.38^	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated April 3, 2012	Exhibit 10.8 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.39^	Amended and Restated Change in Control Agreement between the Company and David Crockford, dated April 3, 2012	Exhibit 10.9 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.40^	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated April 3, 2012	Exhibit 10.10 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.41^	Letter Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Exhibit 10.2 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.42^	Letter Agreement between the Company and David Crockford, dated July 2, 2012	Exhibit 10.4 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.43^	Letter Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Exhibit 10.6 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.44^	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Exhibit 10.8 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.45^	Amended and Restated Change in Control Agreement between the Company and David Crockford, dated July 2, 2012	Exhibit 10.10 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.46^	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Exhibit 10.12 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.47	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.48	Form of Warrant	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.49	Convertible Note and Warrant Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.50^	Letter Agreement between the Company and J.J. Finkelstein, dated January 2, 2013	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 8, 2013)

10.51^	Letter Agreement between the Company and David R. Crockford, dated January 2, 2013	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 8, 2013)

10.52^	Letter Agreement between the Company and Allan L. Goldstein, dated January 2, 2013	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 8, 2013)

10.53	License Agreement with Lee’s Pharmaceutical (HK) Limited	Exhibit 10.1 to Amendment No. 1 to Form 10-Q (File No. 001-15070) for the quarter ended September 30, 2012 (filed January 16, 2013)**

10.54	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.55	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

23.1	Consent of CohnReznick LLP	Filed herewith

23.2	Consent of Reznick Group, P.C.	Filed herewith

24.1	Powers of Attorney	Included on signature page

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith***

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

**	The registrant has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Securities and Exchange Commission.

***	This certification is being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

^	Compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc. (Registrant)

Date: April 16, 2013	By:	/s/ J.J. Finkelstein
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

Name	Title	Date

/s/ Allan L. Goldstein Allan L. Goldstein	Chairman of the Board, Chief Scientific Advisor, and Director	April 16, 2013

/s/ J.J. Finkelstein J.J. Finkelstein	President, Chief Executive Officer, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 16, 2013

/s/ R. Don Elsey R. Don Elsey	Director	April 16, 2013

/s/ Joseph C. McNay Joseph C. McNay	Director	April 16, 2013

/s/ Mauro Bove Mauro Bove	Director	April 16, 2013

/s/ L. Thompson Bowles L. Thompson Bowles	Director	April 16, 2013

RegeneRx Biopharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

 Stockholders of RegeneRx Biopharmaceuticals, Inc.

We have audited the accompanying balance sheet of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2012, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2012. RegeneRx Biopharmaceuticals, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United Stated of America.

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

/s/ CohnReznick LLP

Vienna, Virginia

April 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

RegeneRx Biopharmaceuticals, Inc.

We have audited the accompanying balance sheet of RegeneRx Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2011, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2011 and results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.

Vienna, Virginia

April 4, 2012

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	December 31,
	2012	2011

ASSETS
Current assets
Cash and cash equivalents	$141,905	$116,092
Grant receivable	177,350	214,450
Prepaid expenses and other current assets	22,242	24,603
Total current assets	341,497	355,145
Property and equipment, net of accumulated depreciation of $116,728 and $116,985	9,372	16,946
Other assets	5,752	11,503
Total assets	$356,621	$383,594

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$637,102	$451,881
Accrued expenses	67,210	358,778
Total current liabilities	704,312	810,659

Long-Term liabilities
Unearned revenue	400,000	-
Convertible promisory note, net of discount of $24,402 and $0	275,598	-

Total liabilities	1,379,910	810,659

Commitments	-	-

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 81,733,247 and 81,390,618 issued and outstanding	81,733	81,391
Additional paid-in capital	95,274,348	95,023,912
Accumulated deficit	(96,379,370)	(95,532,368)
Total stockholders' deficit	(1,023,289)	(427,065)
Total liabilities and stockholders' deficit	$356,621	$383,594

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

	Years ended December 31,
	2012	2011

Sponsored research revenue	$1,342,844	$1,511,572

Operating expenses
Research and development	1,161,967	5,067,085
General and administrative	1,022,207	2,456,028
Total operating expenses	2,184,174	7,523,113
Loss from operations	(841,330)	(6,011,541)
Interest and other income	26	4,489
Interest expense	(5,698)	-
Net loss	$(847,002)	$(6,007,052)

Basic and diluted net loss per common share	$(0.01)	$(0.07)
Weighted average number of common shares outstanding	81,627,638	80,135,099

The accompanying notes are an integral part of these financial statements.

 RegeneRx Biopharmaceuticals, Inc.

 Statements of Changes in Stockholders' Equity (Deficit)

 Years ended December 31, 2012 and 2011

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity (deficit)
Balance, December 31, 2010	73,531,578	$73,532	$93,063,201	$(89,525,316)	$3,611,417
Issuance of common stock, net of offering costs of $51,400	7,859,040	7,859	1,738,957	-	1,746,816
Share-based compensation expense	-	-	221,754	-	221,754
Net loss	-	-	-	(6,007,052)	(6,007,052)
Balance, December 31, 2011	81,390,618	81,391	95,023,912	(95,532,368)	(427,065)
Issuance of common stock in exchange for services	342,629	342	54,840	-	55,182
Issuance of warrants with convertible debt	-	-	27,097	-	27,097
Share-based compensation expense	-	-	168,499	-	168,499
Net loss	-	-	-	(847,002)	(847,002)
Balance, December 31, 2012	81,733,247	$81,733	$95,274,348	$(96,379,370)	$(1,023,289)

The accompanying notes are an integral part of these financial statements.

 RegeneRx Biopharmaceuticals, Inc.

 Statements of Cash Flows

	Years ended December 31,
	2012	2011

Operating activities:
Net loss	$(847,002)	$(6,007,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,574	9,078
Non-cash share-based compensation	168,499	221,754
Non-cash interest expense	2,695	-
Changes in operating assets and liabilities:
Grant receivable	37,100	(203,747)
Prepaid expenses and other current assets	2,361	360,203
Other assets	5,751	5,752
Accounts payable	240,403	266,238
Accrued expenses	(291,568)	(72,218)
Unearned revenue	400,000	-
Net cash used in operating activities	(274,187)	(5,419,992)

Investing activities:
Purchase of property and equipment	-	(1,084)
Net cash used in investing activities	-	(1,084)

Financing activities:
Net proceeds from issuance of common stock	-	1,746,816
Net proceeds from issuance of debt	300,000	-
Net cash provided by financing activities	300,000	1,746,816

Net increase (decrease) in cash and cash equivalents	25,813	(3,674,260)

Cash and cash equivalents at beginning of year	116,092	3,790,352
Cash and cash equivalents at end of year	$141,905	$116,092

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Issuance of common stock for payment of accounts payable	$55,182	$-
Issuance of warrants with convertible debt	$27,097	$-

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

1.	ORGANIZATION AND BUSINESS

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

Management Plans to Address Operating Conditions.

On October 19, 2012, we entered into a series of convertible promissory notes totaling $300,000 with two members of management, an outside director, and an affiliated stockholder and on March 29, 2013 we entered into a second series of convertible promissory notes totaling $225,000 with one member of management, an outside director and two unaffiliated investors. The loan proceeds will allow us to maintain current operations and continue work on opportunities related to our ophthalmic and cardiac drug candidates, as well as certain strategic financial opportunities. The loan proceeds are expected to fund operations into the second quarter of 2013. On July 15, 2012, we entered into a License Agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”) for the license of Tß4 in any pharmaceutical formulation, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s paid us $200,000 upon signing of a term sheet on March 27, 2012, and Lee’s paid us an additional $200,000 upon signing of the definitive license agreement. Sigma-Tau Finanziaria S.P.A., an international pharmaceutical company, which together with its subsidiaries and affiliates, collectively beneficially own approximately 40% of our common stock and represent our largest stockholder group and also collectively own approximately 26% of Lee’s. The receipt of the $200,000 in July 2012, together with grant revenues allowed us to operate until the recent convertible debt offering. As noted above, we continue to evaluate potential strategic options, including the licensing of additional territorial rights to our proprietary clinical programs. Beginning in late 2011, we began implementing significant cost-saving measures to conserve capital resources and maintain a minimal level of operations, while seeking additional funding and/or to complete a strategic transaction. Beginning in January 2012, all employees became part-time hourly employees with reduced work schedules. Additionally, in January 2012, we discontinued providing employee health benefits and company-sponsored 401(k) matching contributions. The majority of our research and development staff’s efforts since this time have been directed to work under a grant that we received from the National Institutes of Health (“NIH”). In the first quarter of 2013 we substantially completed all of the work under the grant and have exhausted the grant as a financing source.

We have incurred net losses of $847,000 and $6.0 million for the years ended December 31, 2012 and 2011, respectively. Since inception, and through December 31, 2012, we have an accumulated deficit of $96 million and we had cash and cash equivalents of $142,000 as of December 31, 2012. Currently, we are not enrolling patients in any of our clinical trials. We have closed a Phase 2 trial to evaluate RGN-137 in patients suffering from epidermolysis bullosa, or EB. Given this limited activity and as noted above, we project that our existing capital resources will only fund our planned operating activities into the second quarter of 2013, without giving effect to any other financing sources, including any purchases under our committed equity facility with Lincoln Park Capital, which is subject to a number of conditions that limit our ability to draw against such facility (See Note 8).

We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tβ4-based product candidates over multiple indications. We will need substantial additional funds in order to initiate any further preclinical studies or clinical trials, and to fund our operations beyond the second quarter of 2013. Accordingly, we have an immediate need for financing and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our company or certain of our intellectual property rights.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) requires management to make certain estimates and assumptions that affect the reported earnings, financial position and various disclosures. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period, and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for revenue recognition, clinical trial accruals and share-based arrangements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates.

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

Property and Equipment. Property and equipment consists of office furniture and equipment, and is stated at cost and depreciated over the estimated useful lives of the assets (generally two to five years) using the straight-line method. Expenditures for maintenance and repairs which do not significantly prolong the useful lives of the assets are charged to expense as incurred. Depreciation expense was $7,574 and $9,078 for the years ended December 31, 2012 and 2011, respectively.

Impairment of Long-lived Assets. When we record long-lived assets our policy is to regularly perform reviews to determine if and when the carrying value of our long-lived assets becomes impaired. During the two years ended December 31, 2012 we did not report qualifying long-lived assets and therefore no impairment losses were recorded.

Convertible Notes with Detachable Warrants. In accordance with Accounting Standards Codification (ASC) 470-20, Debt with Conversion and Other Options, the proceeds received from convertible notes are allocated between the convertible notes and the detachable warrants based on the relative fair value of the convertible notes without the warrants and the warrants. The portion of the proceeds allocated to the warrants is recognized as additional paid-in capital and a debt discount. The debt discount related to warrants is accreted into interest expense through maturity of the notes.

Revenue Recognition. We recognize revenue in accordance with the authoritative guidance for revenue recognition. We recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. We also comply with the authoritative guidance for revenue recognition regarding arrangements with multiple deliverables. Multiple-element arrangements are analyzed to determine whether the deliverables, which may include a license together with performance obligations such as providing a clinical supply of product and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting. Revenue associated with licensing agreements consists of non-refundable upfront license fees and milestone payments. Non-refundable upfront license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant license technology, are recognized as revenue upon delivery of the technology.

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. We recognize revenue using the relative performance method provided that the we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the relative performance method, as of each reporting period.

If we cannot reasonably estimate the level of effort required to complete our performance obligations under an arrangement, the performance obligations are provided on a best-efforts basis and we can reasonably estimate when the performance obligation ceases or the remaining obligations become inconsequential and perfunctory, then the total payments under the arrangement, excluding royalties and payments contingent upon achievement of substantive milestones, would be recognized as revenue on a straight-line basis over the period we expect to complete our performance obligations. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date.

If we cannot reasonably estimate when our performance obligation either ceases or becomes inconsequential and perfunctory, then revenue is deferred until we can reasonably estimate when the performance obligation ceases or becomes inconsequential. Revenue is then recognized over the remaining estimated period of performance.

We recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following criteria:

•	The consideration is commensurate with either the entity's performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity's performance to achieve the milestone;

•	The consideration relates solely to past performance; and

•	The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity's performance or on the occurrence of a specific outcome resulting from the entity's performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us.

We account for non-refundable grants as “Sponsored research revenues” in the accompanying statements of operations. Revenue from non-refundable grants is recognized when the following criteria are met; persuasive evidence of an arrangement exists, services have been rendered and the underlying costs incurred, the contract price is fixed or determinable, and collectability is reasonably assured. For the years ended December 31, 2012 and 2011, all of our revenues were received from one NIH grant.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in our accompanying balance sheets.

Research and Development. Research and development (“R&D”) costs are expensed as incurred and include all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors. Those costs include: manufacturing Tb4; formulation of Tb4 into the various product candidates; stability for both Tb4 and the various formulations; pre-clinical toxicology; safety and pharmacokinetic studies; clinical trial management; medical oversight; laboratory evaluations; statistical data analysis; regulatory compliance; quality assurance; and other related activities. R&D includes cash and non-cash compensation, employee benefits, travel and other miscellaneous costs of our internal R&D personnel, four persons in total, who are wholly dedicated to R&D efforts. R&D also includes a pro-ration of our common infrastructure costs for office space and communications.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. We recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2012 and 2011. We have significant net operating loss carryforwards to potentially reduce future federal and state taxable income, and research and experimentation tax credit carryforwards available to potentially offset future federal and state income taxes. Use of our net operating loss and research and experimentation credit carryforwards may be limited due to changes in our ownership as defined within Section 382 of the Internal Revenue Code.

Net Loss Per Common Share. Net loss per common share for the years ended December 31, 2012 and 2011, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 17,488,500 shares and 16,706,658 shares in 2012 and 2011, respectively, reserved for the exercise of outstanding options and warrants.

Share-Based Compensation. We measure share-based compensation expense based on the grant date fair value of the awards which is then recognized over the period which service is required to be provided. We estimate the grant date fair value using the Black-Scholes option-pricing model (“Black-Scholes”). We recognized $168,499 and $221,754 in share-based compensation expense for the years ended December 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments. The carrying amounts of our financial instruments, as reflected in the accompanying balance sheets, approximate fair value. Financial instruments consist of cash and cash equivalents, accounts payable, and convertible debt and accrued interest. Because the convertible debt with an interest rate of 5% is with related parties, it was not practicable to estimate the effect of subjective risk factors, which might influence the value of the debt. The most significant of these risk factors include the lack of collateralization.

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

At December 31, 2012 and 2011, we held no qualifying liabilities, and our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds and U.S. Treasury Bills included in Cash and Cash Equivalents valued at $142,000 and $116,000, respectively, using Level 1 inputs.

4.	LICENSES, INTELLECTUAL PROPERTY, AND RELATED PARTY TRANSACTIONS

We have an exclusive, worldwide licensing agreement with the National Institutes of Health (“NIH”) for all claims to Tb4 within their broadly-defined patent application. In exchange for this exclusive worldwide license, we must make certain royalty and milestone payments to the NIH. Through December 31, 2012 we have complied with these requirements. No assurance can be given as to whether or when a patent will be issued, or as to any claims that may be included or excluded within the patent. We have also filed numerous additional patent applications covering various compositions, uses, formulations and other components of Tb4, as well as to novel peptides resulting from our research efforts. Some of these patents have issued, while many patent applications are still pending. Minimum annual maintenance fees for each of the years ended December 31, 2012 and 2011 were $25,000.

We have also entered into an agreement with a university under the terms of which we have received an exclusive license to technology and intellectual property.  The agreement, which is generally cancelable by us, provided for the payment of a license issue fee and/or minimum annual payments.  The initial license fee of $25,000 was paid in 2010 and no minimum fees were due for the year ended December 31, 2011. Beginning in 2012, minimum annual maintenance fees are $5,000 annually which was paid in 2012.  In addition, the agreements provide for payments upon the achievement of certain milestones in product development.  The agreement also requires us to fund certain costs associated with the filing and prosecution of patent applications. In February 2013 this agreement was amended to include additional technology and intellectual property. The expanded license does not require payment of an initial license fee or additional annual maintenance fees but will be subject to payments upon the achievement of certain milestones for a product developed under the amended license of the additional technology and intellectual property.

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

In 2012, we entered into a License Agreement (the “Agreement”) with Lee’s Pharmaceutical (HK) Limited, headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Under the License Agreement, we are eligible to receive milestone payments and royalties, ranging from low double digit to high single digit percentages of any commercial sales of the licensed products. Lee’s will pay for all developmental costs associated with each product candidate. We will provide Tβ4 to Lee’s at no charge for a Phase 2 ophthalmic clinical trial and will provide Tβ4 to Lee’s for all other developmental and clinical work at a price equal to our cost. We will also have the right to exclusively license any improvements made by Lee’s to RegeneRx’s products outside of the licensed territory. Lee’s paid us $200,000 upon signing of a term sheet in March 2012, and Lee’s paid us an additional $200,000 upon signing of the definitive license agreement. Lee’s is an affiliate of Sigma-Tau, which collectively with its affiliates is our largest stockholder. As of December 31, 2012, we have unearned revenue totaling $400,000 pursuant to this Agreement since we cannot estimate the level of effort required to complete our obligations thereunder.

5.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets are comprised of the following:

	December 31,
	2012	2011
Prepaid insurance	$11,305	$14,133
Prepaid and other	10,937	10,470

	$22,242	$24,603

Accrued expenses are comprised of the following:

	December 31,
	2012	2011

Accrued clinical research	$-	$167,595
Accrued professional fees	20,500	48,543
Accrued vacation	-	46,579
Accrued license fees and other	34,758	37,810
Accrued compensation	8,952	-
Accrued severance	-	8,400
Accrued interest on convertible notes	3,000	-
Accrued board of directors’ fees	-	49,851

	$67,210	$358,778

6.	EMPLOYEE BENEFIT PLANS

We had a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code (the “Code”). All employees of the Company were eligible to participate in the plan. The Company matched 100% of each participant’s voluntary contributions, subject to a maximum Company contribution of 4% of the participant’s compensation. The Company’s matching portion totaled $40,516 for the year ended December 31, 2011. Pursuant to changes in the employment status of all employees, we discontinued the matching contribution effective January 1, 2012.

7.	CONVERTIBLE NOTES

On October 19, 2012 we completed a private placement of convertible notes (the “2012 Notes”) raising an aggregate of $300,000 in gross proceeds. The 2012 Notes bear interest at a rate of five percent (5%) per annum, mature twenty-four (24) months after their date of issuance and are convertible into shares of our common stock at a conversion price of fifteen cents ($0.15) per share (subject to adjustment as described in the 2012 Notes) at any time prior to repayment, at the election of the Investors. In the aggregate, the 2012 Notes are initially convertible into up to 2,000,000 shares of our common stock if held to maturity, excluding interest.

At any time prior to maturity of the 2012 Notes, with the consent of the holders of a majority in interest of the 2012 Notes, we may prepay the outstanding principal amount of the 2012 Notes plus unpaid accrued interest without penalty. Upon the commission of any act of bankruptcy by the Company, the execution by the Company of a general assignment for the benefit of creditors, the filing by or against the Company of a petition in bankruptcy or any petition for relief under the federal bankruptcy act or the continuation of such petition without dismissal for a period of ninety (90) days or more, or the appointment of a receiver or trustee to take possession of the property or assets of the Company, the outstanding principal and all accrued interest on the 2012 Notes will accelerate and automatically become immediately due and payable.

In connection with the issuance of the 2012 Notes we also issued warrants to each Investor. The warrants are exercisable for an aggregate of 400,000 shares of common stock with an exercise price of fifteen cents ($0.15) per share for a period of five years. The relative fair value of the warrants issued is $27,097, calculated using the Black-Scholes-Merton valuation model value of $0.07 with an expected and contractual life of 5 years, an assumed volatility of 74.36%, and a risk-free interest rate of 0.77%. The warrants were recorded as additional paid-in-capital and a discount on the 2012 Notes of $27,097. Non-cash interest expense related to the debt discount during the year ended December 31, 2012 totaled $2,695.

The Investors, and the principal amount of their respective 2012 Notes and number of shares of common stock issuable upon exercise of their respective warrants, are as set forth below:

Investor	Note Principal	Warrants

SINAF S.A.	$200,000	266,667
Joseph C. McNay	$50,000	66,667
Allan L. Goldstein	$35,000	46,666
J.J. Finkelstein	$15,000	20,000

Sinaf S. A. is a direct wholly-owned subsidiary of Aptafin S.p.A., or Aptafin. Aptafin is owned directly by Paolo Cavazza and members of his family, who directly and indirectly own 38% of Sigma-Tau, our largest stockholder. The other Investors are members of our Board of Directors including Mr. Finkelstein who serves as our CEO and also the Chairman of our Board of Directors and Dr. Goldstein who also serves as our Chief Scientific Advisor.

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

During 2011, we sold 1,500,000 shares of common stock to LPC as Purchase Shares for $348,200 in net proceeds. We also issued 30,336 Additional Commitment Shares in connection with this purchase. At December 31, 2012 additional sales to LPC were not available as our share price was less than $0.15 per share.

In 2012, we entered into a consulting agreement with an investor services firm whereby the consultant served as an investment consultant to us. For these services, the consultant received 342,629 shares of our common stock, valued at $55,182 which was expensed.

Share-Based Compensation. We recognized $168,499 and $221,754 in stock-based compensation expense for the years ended December 31, 2012 and 2011, respectively. Given our current estimates of future forfeitures, we expect to recognize the compensation cost related to non-vested options as of December 31, 2012 of $146,000 over the weighted average remaining recognition period of 1.22 years.

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

The following summarizes share-based compensation expense for the years ended December 31, 2012 and 2011, which was allocated as follows:

	December 31,
	2012	2011

Research and development	$70,908	$102,396
General and administrative	97,591	119,358

	$168,499	$221,754

The following summarizes stock option activity for the years ended December 31, 2012 and 2011:

		Options outstanding
				Weighted
	Shares			average
	available for	Number of	Exercise price	exercise
	grant	shares	range	price
December 31, 2010	4,327,500	5,348,863	$0.27 – 3.82	$1.37
Grants	(1,002,964)	1,002,964	0.16 – 0.22	0.19
Exercises	—	—	—	—
Cancellations	164,500	(977,228)	0.22 – 3.10	1.31

December 31, 2011	3,489,036	5,374,599	0.16 – 3.82	1.16
Grants	(1,530,000)	1,530,000	0.14 – 0.16	0.15
Exercises	—	—	—	—
Cancellations*		(885,000)	0.30 – 1.93	0.37

December 31, 2012	1,959,036	6,019,599	$0.14 – 3.82	$1.02

Vested and expected to vest at December 31, 2012		5,735,341

Exercisable at December 31, 2012		4,252,724

*Note: Cancellations in 2012 were for options issued out of the “2000 Plan” and therefore they are not available for reissuance.

The following summarizes information about stock options outstanding at December 31, 2012:

	Outstanding options			Exercisable options
		Weighted-			Weighted-
		average	Weighted-		average	Weighted-
	Number of	remaining	average	Number of	remaining	average
	shares	contractual	exercise	shares	contractual	exercise
Range of exercise prices	outstanding	life (in years)	price	exercisable	life (in years)	price

$0.14 – $0.86	3,822,099	5.5	$0.29	2,255,224	5.4	$0.34
$1.07 – $1.93	687,500	2.0	1.28	687,500	2.0	1.28
$2.02 – $2.68	710,000	1.3	2.27	510,000	1.4	2.31
$3.00 – $3.82	800,000	2.4	3.21	800,000	2.4	3.21

	6,019,599	4.2	1.02	4,252,724	3.8	1.27
Intrinsic value of in-the-money options, using the December 31, 2012 closing price of $0.09	$—			$—

Determining the Fair Value of Options. We use the Black-Scholes valuation model to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price and volatility of our common stock. We used the following forward-looking range of assumptions to value each stock option granted to employees, directors and consultants during the years ended December 31, 2012 and 2011:

	2012	2011

Dividend yield	0.0%	0.0%
Risk free rate of return	0.92 – 1.47%	0.91 – 1.54%
Expected life in years	4 - 7	3.5 - 4.75
Volatility	67 - 73%	70%
Forfeitures	2.6%	2.6%

Our dividend yield assumption is based on the fact that we have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. Our risk-free interest rate assumption is based on yields of U.S. Treasury notes in effect at the date of grant. Our expected life represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the Securities and Exchange Commission (“SEC”) guidance provided in the SEC’s Staff Accounting Bulletin 107 (“SAB 107”) and SAB 110, using a “simplified” method. The Company has used the simplified method and will continue to use the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. Our volatility assumption is based on reviews of the historical volatility of our common stock. We estimate forfeiture rates at the time of grant and adjust these estimates, if necessary, periodically based on the extent to which future actual forfeitures differ, or are expected to differ, from such estimates. Accordingly, we have estimated forfeiture percentages for the unvested portion of previously granted awards that remain outstanding at the date of adoption and for awards granted subsequent to the date of adoption. Forfeitures are estimated based on the demographics of current option holders and standard probabilities of employee turnover. Using Black-Scholes and these factors, the weighted average fair value of stock options granted to employees and directors was $0.07 for the year ended December 31, 2012 and $0.11 for the year ended December 31, 2011.

We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Warrants to Purchase Common Stock

The following table summarizes our warrant activity for 2012 and 2011:

		Warrants outstanding
			Weighted
			average
	Number of	Exercise price	exercise
	shares	range	price

December 31, 2010	13,988,752	$0.45 – 4.06	$1.38
Grants	2,148,148	0.38	0.38
Exercises	—	—	—
Cancellations	(4,804,841)	0.38 – 4.06	1.41
December 31, 2011	11,332,059	0.38 – 1.12	0.67
Grants	400,000	0.15	0.15
Exercises	—	—	—
Cancellations	(263,158)	0.91	0.91
December 31, 2012	11,468,901	$0.15 – $1.12	$0.64

9.	INCOME TAXES

Significant components of the Company’s deferred tax assets at December 31, 2012 and 2011 and related valuation reserves are presented below:

	December 31,
	2012	2011

Deferred tax assets:

Net operating loss carryforwards	$17,257,000	$17,307,000
Research and development tax credit carryforward	2,222,000	2,145,000
Charitable contribution carryforward	3,000	4,000
Accrued expenses	64,000	123,000
Amortization	3,000	13,000
Depreciation	1,000	-
Non-cash share based compensation	1,034,000	1,010,000
	20,584,000	20,602,000
Less — valuation allowance	(20,584,000	(20,602,000)
Net deferred tax asset	$—	$—

A full valuation allowance has been provided at December 31, 2012 and 2011 to reserve for deferred tax assets, as it appears more likely than not that net deferred tax assets will not be realized.

At December 31, 2012, we had net operating loss carryforwards for income tax purposes of approximately $43.7 million, which are available to offset future federal and state taxable income, if any, and, research and development tax credit carryforwards of approximately $2.2 million. The carryforwards, if not utilized, will expire in increments through 2032.

The Code imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in Section 382 of the Code. During 2009, the Company completed a preliminary study to compute any limits on the net operating losses and credit carryforwards for purposes of Section 382. It was determined that the Company experienced a cumulative change in ownership, as defined by the regulations, in 2002. This change in ownership triggers an annual limitation on the Company’s ability to utilize certain U.S. federal and state net operating loss carryforwards and research tax credit carryforwards, resulting in the potential loss of approximately $9.8 million of net operating loss carryforwards and $0.2 million in research credit carryforwards. The Company has reduced the deferred tax assets associated with these carryforwards in its balance sheets at December 31, 2012 and 2011. While the Company has not formally updated the study conducted during 2009, it has less formally reviewed the equity transactions executed during 2012 and 2011 and believes that the future utilization of net operating losses and tax credits presented above may be further compromised under the provisions of Section 382.

The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2012 and 2011, due to the following:

	December 31,
	2012	2011

Federal tax benefit at statutory rate	$(288,000)	$(2,042,000)
State taxes	(46,000)	(327,000)
Permanent M-1s	76,000	197,000
Limited/expired net operating loss carryforwards	353,000	726,000
Limited/expired research and development tax credit carryforward	-	34,000
Research and development tax credit carryforward	(77,000)	(343,000)
Change in valuation allowance	(18,000)	1,755,000
	$—	$—

As discussed in Note 2, we recognize the effect of income tax positions only if those positions more likely than not of being sustained. At December 31, 2012 and 2011, we had no gross unrecognized tax benefits. We do not expect any significant changes in unrecognized tax benefits over the next 12 months. In addition, we did not recognize any interest or penalties related to uncertain tax positions at December 31, 2012 and 2011.

The 2003 through 2012 tax years generally remain subject to examination by federal and most state tax authorities. In addition, we would remain open to examination for earlier years if we were to utilize net operating losses or tax credit carryforwards that originated prior to 2009.

10.	COMMITMENTS

Lease. Our rent expense, related solely to office space, for 2012 and 2011 was $94,931 and $95,166, respectively. We were committed under an office space lease that expired on January 31, 2013. We continue to utilize the leased office space and have reached an agreement on a month to month basis with a 30 day notice provision.

Employment Continuity Agreements. We have entered into employment contracts with our executive officers which provide for severance if the executive is dismissed without cause or under certain circumstances after a change of control in our ownership. At December 31, 2012 these obligations, if triggered, could amount to a maximum of approximately $350,000 in the aggregate.

11.	SUBSEQUENT EVENTS

On March 29, 2013, we completed a private placement of convertible notes (the “2013 Notes”) raising an aggregate of $225,000 in gross proceeds. The 2013 Notes bear interest at a rate of five percent (5%) per annum, mature sixty months (60) months after their date of issuance and are convertible into shares of our common stock at a conversion price of six cents ($0.06) per share (subject to adjustment as described in the 2013 Notes) at any time prior to repayment, at the election of the Investor. In the aggregate, the 2013 Notes are initially convertible into up to 3,750,000 shares of our common stock.

At any time prior to maturity of the 2013 Notes, with the consent of the holders of a majority in interest of the 2013 Notes, we may prepay the outstanding principal amount of the 2013 Notes plus unpaid accrued interest without penalty. Upon the commission of any act of bankruptcy by the Company, the execution by the Company of a general assignment for the benefit of creditors, the filing by or against the Company of a petition in bankruptcy or any petition for relief under the Federal bankruptcy act or the continuation of such petition without dismissal for a period of ninety (90) days or more, or the appointment of a receiver or trustee to take possession of the property or assets of the Company, the outstanding principal and all accrued interest on the 2013 Notes will accelerate and automatically become immediately due and payable.

The Investors in the offering included two directors of the Company, Allan L. Goldstein, the Company’s chief scientific officer, and Joseph C. McNay, an outside director. The principal amounts of their respective 2013 Notes are as set forth below:

Investor	Note Principal

Joseph C. McNay	$50,000
Allan L. Goldstein	$25,000

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment of Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to Quarterly Report on Form 10-Q (File No. 001-15070) for the quarter ended June 30, 2006 (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.1^	Amended and Restated 2000 Stock Option and Incentive Plan, as amended	Annex A to the Company’s Proxy Statement on Schedule 14A (File No. 001-15070) (filed May 9, 2008)

10.2^	2010 Equity Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.3	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.4	Patent License Agreement — Exclusive, dated January 24, 2001, between the Company and the U.S. Public Health Service	Exhibit B to Exhibit 10.1 to Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-15070) (filed January 16, 2013)

10.5	Thymosin Beta 4 License and Supply Agreement, dated January 21, 2004, between the Company and Defiante Farmaceutica S.A.	Exhibit 10.10 to Registration Statement on Form SB-2 (File No. 333-113417) (filed March 9, 2004)**

10.6^	Second Amended and Restated Employment Agreement, dated March 11, 2009, between the Company and Allan L. Goldstein, as amended	Exhibit 10.4 to Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 30, 2009)

10.7^	Second Amended and Restated Employment Agreement, dated March 12, 2009, between the Company and J.J. Finkelstein, as amended	Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 15, 2009)

10.8^	Second Amended and Restated Employment Agreement, dated March 31, 2009, between the Company and C. Neil Lyons, as amended	Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 15, 2009)

10.9^	Second Amended and Restated Employment Agreement, dated March 31, 2009, between the Company and David Crockford	Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 15, 2009)

10.10^	Second Amendment to the Amended and Restated Employment Agreement between the Company and J.J. Finkelstein, dated December 1, 2011.	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed December 6, 2011)

10.11^	First Amendment to the Amended and Restated Employment Agreement between the Company and David Crockford, dated December 1, 2011.	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed December 6, 2011)

10.12^	Second Amendment to the Amended and Restated Employment Agreement between the Company and Allan L. Goldstein, dated December 1, 2011.	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed December 6, 2011)

10.13^	Letter Agreement between the Company and J.J. Finkelstein, dated January 1, 2012.	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.14^	Letter Agreement between the Company and David Crockford, dated January 1, 2012.	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.15^	Letter Agreement between the Company and Allan L. Goldstein, dated January 1, 2012.	Exhibit 10.5 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.16^	Change in Control Agreement between the Company and J.J. Finkelstein, dated January 1, 2012.	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.17^	Change in Control Agreement between the Company and David Crockford, dated January 1, 2012.	Exhibit 10.4 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.18^	Change in Control Agreement between the Company and Allan L. Goldstein, dated January 1, 2012.	Exhibit 10.6 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.19	Lease, by and between the Company and The Realty Associates Fund V, L.P., dated December 10, 2009	Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15070) (filed March 31, 2010)

10.20	Form of Warrant to Purchase Common Stock dated April 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 16, 2009)

10.21	Securities Purchase Agreement, dated April 13, 2009	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed April 16, 2009)

10.22	Form of Common Stock Purchase Warrant, dated October 5, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 30, 2009)

10.23	Securities Purchase Agreement, dated September 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 30, 2009)

10.24	Form of Warrant, dated October 15, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 5, 2009)

10.25	Securities Purchase Agreement, dated September 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 5, 2009)

10.26	Representative’s Warrant to Purchase Common Stock, dated May 21, 2010	Exhibit 4.3 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

10.27	Purchase Agreement, dated January 4, 2011	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.28	Registration Rights Agreement, dated January 4, 2011	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.29	Securities Purchase Agreement, dated January 5, 2011	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.30	Warrant to Purchase Common Stock, dated January 7, 2011, issued to Lincoln Park Capital	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.31	Securities Purchase Agreement, dated January 5, 2011, by and between the Company and Defiante Farmaceutica S.A.	Exhibit 10.4 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.32	Securities Purchase Agreement, dated January 5, 2011, by and between the Company and Taufin International S.A.	Exhibit 10.5 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.33	Securities Purchase Agreement, dated January 5, 2011, by and between the Company and Sinaf S.A.	Exhibit 10.6 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.34	Form of Warrant to Purchase Common Stock, dated January 7, 2011, issued to the Sigma-Tau Purchasers	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.35^	Letter Agreement between the Company and J.J. Finkelstein, dated April 3, 2012	Exhibit 10.3 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.36^	Letter Agreement between the Company and David Crockford, dated April 3, 2012	Exhibit 10.5 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.37^	Letter Agreement between the Company and Allan L. Goldstein, dated April 3, 2012	Exhibit 10.7 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.38^	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated April 3, 2012	Exhibit 10.8 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.39^	Amended and Restated Change in Control Agreement between the Company and David Crockford, dated April 3, 2012	Exhibit 10.9 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.40^	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated April 3, 2012	Exhibit 10.10 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.41^	Letter Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Exhibit 10.2 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.42^	Letter Agreement between the Company and David Crockford, dated July 2, 2012	Exhibit 10.4 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.43^	Letter Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Exhibit 10.6 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.44^	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Exhibit 10.8 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.45^	Amended and Restated Change in Control Agreement between the Company and David Crockford, dated July 2, 2012	Exhibit 10.10 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.46^	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Exhibit 10.12 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.47	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.48	Form of Warrant	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.49	Convertible Note and Warrant Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.50^	Letter Agreement between the Company and J.J. Finkelstein, dated January 2, 2013	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 8, 2013)

10.51^	Letter Agreement between the Company and David R. Crockford, dated January 2, 2013	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 8, 2013)

10.52^	Letter Agreement between the Company and Allan L. Goldstein, dated January 2, 2013	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 8, 2013)

10.53	License Agreement with Lee’s Pharmaceutical (HK) Limited	Exhibit 10.1 to Amendment No. 1 to Form 10-Q (File No. 001-15070) for the quarter ended September 30, 2012 (filed January 16, 2013)**

10.54	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.55	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

23.1	Consent of CohnReznick LLP	Filed herewith

23.2	Consent of Reznick Group, P.C.	Filed herewith

24.1	Powers of Attorney	Included on signature page

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith***

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

**	The registrant has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Securities and Exchange Commission.

***	This certification is being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

^	Compensatory plan, contract or arrangement.

