Form 10-Q
period 2013-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2013-05-15
CIK 707511

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

81,733,247 shares of common stock, par value $0.001 per share, were outstanding as of May 14, 2013.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2013

Part I – Financial Information

Item 1. Financial Statements

RegeneRx Biopharmaceuticals, Inc.
Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)	(See Note 1)
ASSETS
Current assets
Cash and cash equivalents	$234,958	$141,905
Grant receivable	-	177,350
Prepaid expenses and other current assets	13,953	22,242
Total current assets	248,911	341,497
Property and equipment, net of accumulated depreciation of $118,159 and $116,728	7,941	9,372
Other assets	5,752	5,752
Total assets	$262,604	$356,621

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$646,578	$637,102
Accrued expenses	47,863	67,210
Total current liabilities	694,441	704,312

Long-Term liabilities
Unearned revenue	400,000	400,000
Convertible promisory note, net of discount of $21,061 and $24,402	278,939	275,598
Fair value of derivative liability	225,000	-

Total liabilities	1,598,380	1,379,910

Commitments	-	-

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 81,733,247 and 81,390,618 issued and outstanding	81,733	81,733
Additional paid-in capital	95,294,267	95,274,348
Accumulated deficit	(96,711,776)	(96,379,370)
Total stockholders' deficit	(1,335,776)	(1,023,289)
Total liabilities and stockholders' deficit	$262,604	$356,621

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Operations

	Three Months ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Sponsored research revenue	$29,484	$224,837

Operating expenses
Research and development	91,489	257,446
General and administrative	263,369	396,354
Total operating expenses	354,858	653,800
Loss from operations	(325,374)	(428,963)
Interest and other income	8	8
Interest expense	(7,040)	-
Net loss	$(332,406)	$(428,955)

Basic and diluted net loss per common share	$(0.00)	$(0.01)
Weighted average number of common shares outstanding	81,733,247	81,390,618

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Cash Flows

	For the Three months ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(332,406)	$(428,955)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,431	2,020
Non-cash share-based compensation	19,919	57,109
Non-cash interest expense	3,341	-
Changes in operating assets and liabilities:
Grant receivable	177,350	114,566
Prepaid expenses and other current assets	8,289	469
Accounts payable	9,476	92,088
Accrued expenses	(19,347)	(17,879)
Refundable license fee	-	200,000
Net cash (used in) provided by operating activities	(131,947)	19,418

Financing activities:
Net proceeds from issuance of debt	225,000	-
Net cash provided by financing activities	225,000	-
Net increase in cash and cash equivalents	93,053	19,418

Cash and cash equivalents at beginning of period	141,905	116,092
Cash and cash equivalents at end of period	$234,958	$135,510

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Fair value of derivative liability	$225,000	$-

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

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

Management Plans to Address Operating Conditions.

Our business strategy calls for an “outsourced” business model designed to support development of Tβ4-related products with minimal infrastructure. Beginning in late 2011, we began implementing significant cost-saving measures to conserve capital resources and maintain a minimal level of operations, while seeking additional funding and/or to complete a strategic transaction. As a result of our financial and strategic discussions over the past year, we have refined our forward-looking strategy to seek to leverage our existing resources into a potential path to creating value for stockholders. There are three potential clinical opportunities that we feel may provide important results during 2014 that we could support with limited financial resources and our existing infrastructure if we are able to raise sufficient capital to pursue them. The results of any one of these initiatives could be an important clinical milestone for us and open or re-open doors for potential strategic and financial partners. These potential clinical opportunities include two potential investigator-sponsored U.S.-based clinical trials and the anticipated initiation of clinical trials in China by our licensee, Lee’s Pharmaceuticals (HK) Limited. While the plans associated with the respective clinical trials are not finalized and in any event we will not be able to pursue these opportunities without raising additional capital, we believe that RegeneRx’s support of these trials would be a prudent utilization of our resources, if we are able to raise sufficient capital. We believe this effort can be accomplished with capital of approximately $2 million, which could include fees associated with one or more out-licensing transactions if we are able to consummate such transactions within the next twelve months. If we are successful raising such capital, we would plan to use the net proceeds for primarily for the manufacture of drug product in support of the two U.S. trials (which we would also plan to support through time and consultation by RegeneRx staff), maintaining existing operations including patent prosecution and maintenance, negotiations with prospective strategic partners, evaluation of any financial or grant opportunities that become available, and maintaining compliance with our SEC reporting requirements through the end of 2014. If we are able to secure sufficient capital in the near term, we believe data from these trials could be obtained during 2014, and we also believe that positive results in any one of the three trials could have a significant effect on the potential future success of RegeneRx. Therefore, our primary focus will be to raise the capital to support this approach and provide as much potential value as possible to our stockholders.

It is important to note that we will need a portion of the projected capital before the end of the second quarter of 2013. If we are unable to raise any additional capital within this timeframe we could be forced to significantly curtail or cease operations, sell some or all of our assets, or possibly face bankruptcy.

As of March 31, 2013 we had cash on hand of approximately $235,000. This cash represents the proceeds received pursuant to the private placement on March 29, 2013 of a second series of convertible promissory notes totaling $225,000 with one member of management, an outside director and two unaffiliated investors. The loan proceeds will allow us to maintain current operations and continue work on opportunities related to our ophthalmic and cardiac drug candidates, as well as certain strategic financial opportunities. The loan proceeds are expected to fund operations into June of 2013. As noted above, we continue to evaluate potential strategic options, including the licensing of additional territorial rights to our proprietary clinical programs while maintaining limited operations. Since late 2011 the majority of our research and development staff’s efforts have been directed to work under a grant that we received from the National Institutes of Health (“NIH”). In the first quarter of 2013 we substantially completed all of the work under the grant and have exhausted the grant as a financing source.

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

These factors could significantly limit the ability to continue as a going concern. The accompanying financial do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Basis of Presentation.

The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the SEC, for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP. The accounting policies underlying our unaudited interim financial statements are consistent with those underlying our audited annual financial statements. These unaudited interim financial statements should be read in conjunction with the audited annual financial statements as of and for the year ended December 31, 2012, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”).

The accompanying December 31, 2012 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or any other future period.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”).

Subsequent events have been evaluated through the filing date of these unaudited financial statements.

Use of Estimates.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period, and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for fair value measurements in connection with derivative liabilities, clinical trial accruals and share-based arrangements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

Convertible Notes with Detachable Warrants.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the proceeds received from convertible notes are allocated between the convertible notes and the detachable warrants based on the relative fair value of the convertible notes without the warrants and the relative fair value of the warrants. The portion of the proceeds allocated to the warrants is recognized as additional paid-in capital and a debt discount. The debt discount related to warrants is accreted into interest expense through maturity of the notes.

Derivative Financial Instruments

Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), which require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including warrants that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. In certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in the Company’s financial statements.

The Company estimates the fair values of its derivative financial instrument using the Black-Scholes option pricing model because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results reflect the volatility in these estimate and assumption changes in each reporting period.

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

We account for non-refundable grants as “Sponsored research revenues” in the accompanying statements of operations. Revenue from non-refundable grants is recognized when the following criteria are met; persuasive evidence of an arrangement exists, services have been rendered and the underlying costs incurred, the contract price is fixed or determinable, and collectability is reasonably assured. For the quarter ended March 31, 2013 and the year ended December 31, 2012, all of our revenues were received from one NIH grant which was substantially completed during the quarter ended March 31, 2013. No future revenues are expected to be earned from this grant.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in our accompanying balance sheets.

Research and Development.

Research and development (“R&D”) costs are expensed as incurred and include all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors. Those costs include: manufacturing Tβ4; formulation of Tβ4 into the various product candidates; stability for both Tβ4 and the various formulations; pre-clinical toxicology; safety and pharmacokinetic studies; clinical trial management; medical oversight; laboratory evaluations; statistical data analysis; regulatory compliance; quality assurance; and other related activities. R&D includes cash and non-cash compensation, payroll taxes, travel and other miscellaneous costs of our internal R&D personnel, four persons in total, who are part-time hourly employees dedicated to R&D efforts. R&D also includes a pro-ration of our common infrastructure costs for office space and communications.

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

Recent Accounting Pronouncements.

For a discussion of recent accounting pronouncements please refer to Note 2, "Summary of Significant Accounting Policies—Recent Accounting Pronouncements," in the Annual Report. We did not adopt any new accounting pronouncements during the three months ended March 31, 2013 that had or are expected to have a material impact on our financial statements.

2.    Net Loss per Common Share

Net loss per common share for the three-month periods ended March 31, 2013 and 2012, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 23,238,500 shares and 16,856,658 shares in 2013 and 2012, respectively, reserved for the exercise of outstanding options and warrants

3.    Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model and amortize that cost over the vesting period of the grant. We recognized $19,919 and $57,109 in stock-based compensation expense for the three months ended March 31, 2013 and 2012, respectively. We expect to recognize the compensation cost related to non-vested options as of March 31, 2013 of $109,037 over the weighted average remaining recognition period of 1.20 years.

We did not grant any stock options during the three months ended March 31, 2013. We used the following forward-looking range of assumptions to value each stock option granted to employees, consultants and directors during the three months ended March 31, 2012:

2012
Dividend yield	0.0%
Risk-free rate of return	0.9%
Expected life in years	4 - 4.75
Volatility	73 - 77%
Forfeiture rate	2.6%

4. Income Taxes

As of March 31, 2013, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. We do not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2014.

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

• Level 3 — Unobservable inputs.

At March 31, 2013 our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $235,000, using Level 1 inputs. Our March 31, 2013 balance sheet reflects qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued on March 29, 2013. We evaluated the beneficial conversion feature embedded in the series of convertible notes to determine if an adjustment to the carrying value of the liability was required at March 31, 2013 using the following assumptions.

Dividend yield	0.0%
Risk-free rate of return	0.77%
Expected life in years	5.00
Volatility	73%

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the three month period ended March 31, 2013, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at			Balance at
	December 31,	New	Change in	March 31,
	2012	Issuances	Fair Values	2013

Level 3 -
Derivative liabilities from:
Conversion features	$-	$225,000	$-	$225,000
Derivative instruments	$-	$225,000	$-	$225,000

6.    Convertible Notes

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

In connection with the issuance of the 2012 Notes we also issued warrants to each Investor. The warrants are exercisable for an aggregate of 400,000 shares of common stock with an exercise price of fifteen cents ($0.15) per share for a period of five years. The relative fair value of the warrants issued is $27,097, calculated using the Black-Scholes-Merton valuation model value of $0.07 with an expected and contractual life of 5 years, an assumed volatility of 74.36%, and a risk-free interest rate of 0.77%. The warrants were recorded as additional paid-in-capital and a discount on the 2012 Notes of $27,097. Non-cash interest expense related to the debt discount during the quarter ended March 31, 2013 totaled $3,341.

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

The Company has evaluated the terms of the 2013 Notes which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the 2013 Convertible Promissory Note.  The adjustment would reduce the conversion price of the 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related 2013 Notes have been settled.  The Company determined that no adjustment was required at March 31, 2013.

7.    Stockholders’ Equity

We did not issue any equity securities in the period ending March 31, 2013 or in the comparable 2012 period.

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

Future Plans. Our business strategy calls for an “outsourced” business model designed to support development of Tβ4-related products with minimal infrastructure. Beginning in late 2011, we began implementing significant cost-saving measures to conserve capital resources and maintain a minimal level of operations, while seeking additional funding and/or to complete a strategic transaction. As a result of our financial and strategic discussions over the past year, we have refined our forward-looking strategy to seek to leverage our existing resources into a potential path to creating value for stockholders. There are three potential clinical opportunities that we feel may provide important results during 2014 that we could support with limited financial resources and our existing infrastructure if we are able to raise sufficient capital to pursue them. The results of any one of these initiatives could be an important clinical milestone for us and open or re-open doors for potential strategic and financial partners. These potential clinical opportunities include two potential investigator-sponsored U.S.-based clinical trials and the anticipated initiation of clinical trials in China by our licensee, Lee’s Pharmaceuticals (HK) Limited. While the plans associated with the respective clinical trials are not finalized and in any event we will not be able to pursue these opportunities without raising additional capital, we believe that RegeneRx’s support of these trials would be a prudent utilization of our resources, if we are able to raise sufficient capital. We believe this effort can be accomplished with capital of approximately $2 million, which could include fees associated with one or more out-licensing transactions if we are able to consummate such transactions within the next twelve months. If we are successful raising such capital, we would plan to use the net proceeds for primarily for the manufacture of drug product in support of the two U.S. trials (which we would also plan to support through time and consultation by RegeneRx staff), maintaining existing operations including patent prosecution and maintenance, negotiations with prospective strategic partners, evaluation of any financial or grant opportunities that become available, and maintaining compliance with our SEC reporting requirements through the end of 2014. If we are able to secure sufficient capital in the near term, we believe data from these trials could be obtained during 2014, and we also believe that positive results in any one of the three trials could have a significant effect on the potential future success of RegeneRx. Therefore, our primary focus will be to raise the capital to support this approach and provide as much potential value as possible to our stockholders.

It is important to note that we will need a portion of the projected capital before the end of the second quarter of 2013. If we are unable to raise any additional capital within this timeframe we could be forced to significantly curtail or cease operations, sell some or all of our assets, or possibly face bankruptcy.

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

As of March 31, 2013 we had cash on hand of approximately $235,000. This cash represents the proceeds received pursuant to the private placement on March 29, 2013 of a second series of convertible promissory notes totaling $225,000 with one member of management, an outside director and two unaffiliated investors. The loan proceeds will allow us to maintain current operations and continue work on opportunities related to our ophthalmic and cardiac drug candidates, as well as pursuing certain strategic opportunities. The loan proceeds are only expected to fund operations into June of 2013. Therefore, we will need to complete a financing or strategic transaction within the second quarter of 2013 to continue as a going concern, or we may be forced to significantly curtail or cease operations, sell some or all of our assets, or possibly face bankruptcy.

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

Most of our expenditures to date have been for research and development, or R&D, activities and general and administrative, or G&A, activities. R&D costs include all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors. Those costs include manufacturing Tß4 and peptide fragments, formulation of Tß4 into our product candidates, stability studies for both Tß4, and the various formulations, preclinical toxicology, safety and pharmacokinetic studies, clinical trial management, medical oversight, laboratory evaluations, statistical data analysis, regulatory compliance, quality assurance and other related activities. R&D includes cash and non-cash compensation, payroll taxes, travel and other miscellaneous costs of our internal R&D personnel, four persons in total, who are dedicated on a part-time hourly basis to R&D efforts. R&D also includes a proration of our common infrastructure costs for office space and communications. We expense our R&D costs as they are incurred.

R&D expenditures are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these expenses could exceed our expectations, possibly materially. We are uncertain as to what we will incur in future research and development costs for our clinical studies, as these amounts are subject to the outcome of current studies, management's continuing assessment of the economics of each individual research and development project and the internal competition for project funding. As described below under "Sources of Liquidity," in May 2010 we were awarded a grant from the NIH to support the development of RGN-352. Subject to our compliance with the terms and conditions of the grant, we were eligible to receive up to $3.0 million over a three-year period in cost reimbursements related to the purposes set forth in the grant. We have used proceeds from the grant for the payment of research and development staff in connection with our grant related research and development activities and, as described above, we have increasingly relied on this grant for purposes of funding our R&D employees’ reduced salaries. Proceeds from the grant have been used for animal studies supporting our clinical work to develop RGN-352 for myocardial infarction, as well as to manufacture additional quantities of Tβ4. In the first quarter of 2013 we substantially completed all of the work under the grant and have exhausted the grant as a financing source.

G&A costs include outside professional fees for legal, business development, audit and accounting services. G&A also includes cash and non-cash compensation, payroll taxes, travel and other miscellaneous costs of our internal G&A personnel, three in total, who are dedicated to G&A efforts. G&A also includes a proration of our common infrastructure costs for office space, and communications. Our G&A expenses also include costs to maintain our intellectual property portfolio. We have expanded our patent prosecution activities and have been reviewing our pending patent applications in the United States, Europe and other countries with the advice of outside legal counsel. In some cases, we have filed patent applications for non-critical strategic purposes intended to prevent others from filing similar patent claims. We continue to closely monitor our patent applications to determine if they will continue to provide strategic benefits. In cases where we believe the benefit has been realized or it becomes unnecessary due to the issuance of other patents, or for other reasons that will not affect the strength of our intellectual property portfolio, we will abandon these patent applications in order to reduce our costs of prosecution.

Critical Accounting Policies

In Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on April 16, 2013, which we refer to as the Annual Report, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2013 and 2012

Revenues. For the three months ended March 31, 2013, grant revenue was $29,000 compared to $225,000 for the same period in 2012. This grant was for $1 million per year for three years. During the three months ended March 31, 2013 and 2012, we recognized revenue based on costs incurred related to this grant. The revenue recorded in the three months ended March 31, 2013 was the final revenue we will record related to work performed under the grant.

R&D Expenses. For the three months ended March 31, 2013, our R&D expenses decreased by approximately $166,000, or 64%, to $91,000 from $257,000 for the same period in 2012. The decrease reflects the completion of the work under the NIH grant coupled with the cost cutting actions implemented in late 2011 continuing through 2012 and into 2013. During the three months ended March 31, 2012, we were actively working to plan and conduct preclinical animal studies under the grant and such activities were substantially completed during the three months ended March 31, 2013.

G&A Expenses. For the three months ended March 31, 2013, our G&A expenses decreased by approximately $133,000, or 34%, to $263,000, from $396,000 for the same period in 2012. The decrease was primarily the result of cost cutting actions implemented in late 2011 continuing through 2012 and into 2013, including a decrease in professional services of $10,000, a decrease in investor relations expenses of $6,000, a decrease in noncash stock-based compensation expense of $13,000 and a decrease in investment banker fees of $95,000.

Liquidity and Capital Resources

Overview

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. We have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings, although as discussed below we have been awarded government grants and will continue to pursue other governmental funding sources. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2012 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.

We incurred a net loss of $336,000 for the quarter ended March 31, 2013. We had cash and cash equivalents of $235,000 at March 31, 2013. Based on our current operations, we believe our existing cash resources will be adequate to fund our operations into June 2013, without considering any potential other sources of capital. In any event, we will continue to have a need for financing, which we may not be able to complete either on favorable terms or at all. If we are unable to complete a financing in the near future we may be forced to significantly curtail or cease operations, sell some or all of our assets, or possibly face bankruptcy.

Cash Flows for the Three Months Ended March 31, 2013 and 2012

Net cash used in operating activities was approximately $132,000 for the three months ended March 31, 2013 as compared to $19,000 provided by operating activities for the same three months in 2012. In 2013, the net cash used in operating activities was primarily the result of our net loss during the period mitigated by collection of the year end grant receivable in the amount $177,000. Cash provided by operating activities for the three months ended March 31, 2012 reflects the receipt of a $200,000 refundable license fee in connection with our license agreement with Lee’s Pharma coupled with significantly reduced costs, which resulted in a small increase in operating cash for the period. We did not sell any equity securities during the three months ended March 31, 2012 or engage in any other financing activities. During the same period in 2013, we raised net proceeds from the sale of convertible notes of $225,000, as described in Note 6 to our unaudited financial statements included in this report.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. We are not currently enrolling patients in any clinical trials. As a result of our financial and strategic discussions over the past year, we have refined our forward-looking strategy to seek to leverage our existing resources into a potential path to creating value for stockholders. There are three potential clinical opportunities that we feel may provide important results during 2014 that we could support with limited financial resources and our existing infrastructure if we are able to raise sufficient capital to pursue them. The results of any one of these initiatives could be an important clinical milestone for us and open or re-open doors for potential strategic and financial partners. These potential clinical opportunities include two potential investigator-sponsored U.S.-based clinical trials and the anticipated initiation of clinical trials in China by our licensee, Lee’s Pharmaceuticals (HK) Limited. While the plans associated with the respective clinical trials are not finalized and in any event we will not be able to pursue these opportunities without raising additional capital, we believe that RegeneRx’s support of these trials would be a prudent utilization of our resources, if we are able to raise sufficient capital. We believe this effort can be accomplished with capital of approximately $2 million, which could include fees associated with one or more out-licensing transactions if we are able to consummate such transactions within the next twelve months. If we are successful raising such capital, we would plan to use the net proceeds for primarily for the manufacture of drug product in support of the two U.S. trials (which we would also plan to support through time and consultation by RegeneRx staff), maintaining existing operations including patent prosecution and maintenance, negotiations with prospective strategic partners, evaluation of any financial or grant opportunities that become available, and maintaining compliance with our SEC reporting requirements through the end of 2014. If we are able to secure sufficient capital in the near term, we believe data from these trials could be obtained during 2014, and we also believe that positive results in any one of the three trials could have a significant effect on the potential future success of RegeneRx. Therefore, our primary focus will be to raise the capital to support this approach and provide as much potential value as possible to our stockholders.

It is important to note that we will need a portion of the projected capital before the end of the second quarter of 2013. If we are unable to raise any additional capital within this timeframe we could be forced to significantly curtail or cease operations, sell some or all of our assets, or possibly face bankruptcy.

Even with this shift in our development priorities, we currently do not have sufficient capital resources to continue product development beyond the second quarter of 2013 without additional capital. While we received $300,000 from a convertible debt offering in October 2012 and $225,000 from a second offering in March 2013, we expect that these funds will only allow us to continue our minimal level of operations into June of 2013, and we will continue to have insufficient resources to initiate any additional trials that we have planned. As described below, we have established a committed equity facility with LPC, but we are currently unable to draw on the facility and our ability to draw on the facility in the future is subject to a number of limitations, including our stock price, as described in “Risk Factors—Risks Related to Our Liquidity and Need for Financing—We are not currently able to access the LPC committed equity facility and, if we are able to do so in the future, we may not be able to access the full amounts available under the LPC committed equity facility.” Therefore, even if we were able to sell shares of our common stock under the LPC facility, based on our recent stock price, the amount of proceeds we would be able to raise would likely not extend our capital resources significantly beyond the second quarter of 2013.

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings and most recently through the issuance of convertible debt securities and warrants. Our largest stockholder group, which we refer to as Sigma-Tau, has historically provided equity capital to us, including $200,000 pursuant to the convertible debt placement in October 2012, private placements of $950,000 in January 2011 and $1.6 million in October 2009. In January 2011, we also raised $500,000 from a registered direct offering of our securities to LPC and an additional $348,200 in sales of common stock to LPC under an equity line facility discussed below.

Committed Equity Line with LPC

On January 4, 2011, we entered into a committed equity facility with Lincoln Park Capital Fund, LLC (“LPC”) (the "LPC Equity Facility"). We filed a registration statement for the resale by LPC of 15 million shares of common stock issuable under the facility through October 2013. However, because the registration statement related to those shares has ceased to be effective under the Securities Act, we would need to prepare and file a post-effective amendment to the registration statement and have that post-effective amendment declared effective by the SEC before we can sell any of these shares to LPC. If effective, the facility would provide us with the right but not the obligation to direct LPC to purchase up to 200,000 shares of common stock every two business days at a purchase price calculated by reference to the prevailing market price of our common stock without any fixed discount, subject to the floor price of $0.15 per share.

There are no trading volume requirements or restrictions under the facility, and we will control the timing and amount of any sales of our common stock to LPC. Our ability to sell our shares to LPC is also subject to our obtaining all necessary consents, amendments or waivers as may be required, and subject to the shares to be sold having been registered for resale. LPC has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the facility. We can also accelerate the amount of common stock to be purchased under certain circumstances. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages. We may terminate the facility at any time, in our discretion, without any penalty or cost to us. In 2011 we issued an aggregate of 1,530,336 shares of common stock to LPC under this facility for net proceeds of $348,200. In 2012 we did not sell any additional shares to LPC and at December 31, 2012 additional sales to LPC were not available as our share price was less than $0.15 per share. During the three months ended March 31, 2013 we did not sell any shares to LPC, and we may not sell additional shares to LPC until such time as our share price increases and we have filed a post-effective amendment to the original registration statement and such amendment has been declared effective by the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2013, these cash equivalents were $235,000. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of March 31, 2013, the change in fair value of our financial instruments would not have been material.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based upon this evaluation, management has concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential sales of our securities, we estimate that our existing capital resources, coupled with the receipt of the proceeds from the March 2013 convertible debt offering, will only be sufficient to fund our operations into June of 2013.

As of March 31, 2013 we had cash on hand of approximately $235,000. This cash represents the proceeds received pursuant to the private placement on March 29, 2013 of a second series of convertible promissory notes totaling $225,000 with one member of management, an outside director and two unaffiliated investors. The loan proceeds will allow us to maintain current operations and continue work on opportunities related to our ophthalmic and cardiac drug candidates, as well as certain strategic financial opportunities. In addition, we have identified certain potential strategic initiatives that could potentially create value for our stockholders, however we would need to raise sufficient capital to pursue these initiatives . We previously had been relying on an NIH grant to fund our research and development activities. In the first quarter of 2013 we substantially completed all of the work under the grant and have exhausted the grant as a financing source. We project that our existing capital resources, including the $225,000 received from a convertible debt placement will only be adequate to fund our operations into June of 2013. Therefore, we will need to complete a financing or strategic transaction within the second quarter of 2013 to continue as a going concern, or we may be forced to significantly curtail or cease operations, sell some or all of our assets, or possibly face bankruptcy.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of March 31, 2013, our accumulated deficit totaled approximately $96.7 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, we estimate that our existing capital resources, without giving effect to potential additional sales of common stock under our committed equity facility with LPC, will be adequate to fund our operations into June of 2013. We continue to seek other sources of capital, but if we are unable to obtain sufficient financing in the near term, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Risks Related to Our Business and Operations

Our planned Phase 2 clinical trial of RGN-352 was placed on clinical hold by the FDA in March 2011 and we are unsure when, if ever, we will be able to resume this trial.

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

For the period from January 1, 2012 through May 10, 2013, the closing price of our common stock has ranged from $0.07 to $0.22, with an average daily trading volume of approximately 37,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

As of March 31, 2013, there were outstanding options to purchase an aggregate of 6,019,599 shares of our common stock at exercise prices ranging from $0.14 per share to $3.82 per share and outstanding warrants to purchase 11,468,901 shares of our common stock at a weighted average exercise price of $0.64 per share. In addition to the outstanding options and warrants we have also issued two sets of convertible promissory notes which are presently convertible into 5,750,000 shares of our common stock. In October 2012 we sold convertible promissory notes totaling $300,000 that are convertible into 2,000,000 shares of common stock at a conversion price of $0.15 per share. In March 2013 we sold a second set of convertible promissory notes, these notes total $225,000 and are initially convertible into 3,750,000 at $0.06 per share. These notes also contain a down round provision under which the conversion price could be decreased as a result of future equity offerings. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts, including our committed equity facility with LPC.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to the Company’s Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.6 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.2	Letter Agreement between the Company and J.J. Finkelstein, dated January 2, 2013	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 8, 2013)

10.3	Letter Agreement between the Company and David R. Crockford, dated January 2, 2013	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 8, 2013)

10.4	Letter Agreement between the Company and Allan L. Goldstein, dated January 2, 2013	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 8, 2013)

10.5	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.6	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (iv) Notes to Financial Statements.	Filed herewith***

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: May 15, 2013	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant and as Principal Financial Officer)