Form 10-Q
period 2013-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2013-08-14
CIK 707511

Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013

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

81,733,247 shares of common stock, par value $0.001 per share, were outstanding as of August 14, 2013.

RegeneRx Biopharmaceuticals, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2013

Index

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements

		Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012	3

		Statements of Operations for the three and six months ended June 30, 2013 and 2012 (unaudited)	4

		Statements of Cash Flows for the six months ended June 30, 2013 and 2012(unaudited)	5

		Notes to Financial Statements (unaudited)	6-14

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

	Item 4	Controls and Procedures	25

Part II.	Other Information

	Item 1.	Legal Proceedings	25

	Item 1A.	Risk Factors	25

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

	Item 3.	Defaults Upon Senior Securities	40

	Item 4.	Mine Safety Disclosures	41

	Item 5.	Other Information	41

	Item 6.	Exhibits	42-45

	Signatures		46

Part I – Financial Information

Item 1.	Financial Statements

RegeneRx Biopharmaceuticals, Inc.
Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)	(See Note 1)
ASSETS
Current assets
Cash and cash equivalents	$5,981	$141,905
Grant receivable	-	177,350
Prepaid expenses and other current assets	7,748	22,242
Total current assets	13,729	341,497
Property and equipment, net of accumulated depreciation of $119,478 and $116,728	6,622	9,372
Other assets	5,752	5,752
Total assets	$26,103	$356,621

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$634,847	$637,102
Accrued expenses	56,259	67,210
Total current liabilities	691,106	704,312

Long-Term liabilities
Unearned revenue	400,000	400,000
Convertible promisory note, net of discount of $17,682 and $24,402	282,318	275,598
Convertible promisory note- accrued interest	11,220	-
Fair value of derivative liability	187,500	-

Total liabilities	1,572,144	1,379,910

Commitments	-	-

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 81,733,247 issued and outstanding	81,733	81,733
Additional paid-in capital	95,314,186	95,274,348
Accumulated deficit	(96,941,960)	(96,379,370)
Total stockholders' deficit	(1,546,041)	(1,023,289)
Total liabilities and stockholders' deficit	$26,103	$356,621

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Operations

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sponsored research revenue	$-	$541,697	$29,484	$766,534
Operating expenses
Research and development	62,293	487,702	155,387	745,148
General and administrative	184,188	279,689	445,952	676,043
Total operating expenses	246,481	767,391	601,339	1,421,191
Loss from operations	(246,481)	(225,694)	(571,855)	(654,657)
Interest and other income	2	3	10	11
Interest expense	(21,205)	-	(28,245)	-
Change in fair value of derivative	37,500	-	37,500	-
Net loss	$(230,184)	$(225,691)	$(562,590)	$(654,646)
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	81,733,247	81,669,570	81,733,247	81,530,094

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Cash Flows

	For the Six months ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(562,590)	$(654,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,750	3,910
Non-cash share-based compensation	39,838	124,977
Non-cash interest expense	17,940	-
Change in fair value of derivative	(37,500)	-
Changes in operating assets and liabilities:
Grant receivable	177,350	(13,698)
Prepaid expenses and other current assets	14,494	(1,110)
Accounts payable	(2,255)	278,550
Accrued expenses	(10,951)	(24,191)
Refundable license fee	-	200,000
Net cash used in operating activities	(360,924)	(86,208)

Financing activities:
Net proceeds from issuance of debt	225,000	-
Net cash provided by financing activities	225,000	-

Net decrease in cash and cash equivalents	(135,924)	(86,208)

Cash and cash equivalents at beginning of period	141,905	116,092
Cash and cash equivalents at end of period	$5,981	$29,884

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Fair value of derivative liability	$225,000	$-
Issuance of common stock for payment of accounts payable	$-	$47,019

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Notes to Financial Statements
For the six months ended June 30, 2013 and 2012 (Unaudited)

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

Management Plans to Address Operating Conditions.

Our business strategy calls for an “outsourced” business model designed to support development of Tβ4-related products with minimal infrastructure. Beginning in late 2011, we began implementing significant cost-saving measures to conserve capital resources and maintain a minimal level of operations, while seeking additional funding and/or to complete a strategic transaction. As a result of our financial and strategic discussions over the past two years, we have refined our forward-looking strategy to leverage our existing resources and known potential sources of capital into what we believe to be a creative and potentially value-driven path through 2014. There are three potential clinical opportunities that we feel may provide important results during 2014 that we can support with limited financial resources and our existing infrastructure, the results of any one of which could be an important clinical milestone for us and open or re-open doors for potential strategic and financial partners. The clinical opportunities include two potential investigator-sponsored US-based clinical trials and the anticipated initiation of clinical trials in China by our licensee, Lee’s Pharmaceuticals. While the plans associated with the respective clinical trials are not finalized, we believe that RegeneRx’s support of the trials is a prudent utilization of our resources and funds, should we be able to secure sufficient capital. We believe this effort can be accomplished with capital of approximately $2 million, some of which could potentially come from fees associated with out-licensing transactions, if any, occurring within the next twelve months. The use of proceeds of such a financing, if we are able to secure such capital, would be primarily for drug product in the case of the two U.S. studies, as well as time and consultation by RegeneRx staff, maintaining existing operations such as patent prosecution and maintenance, negotiations with prospective strategic partners, evaluation of any financial or grant opportunities that become available, and maintaining compliance with our SEC reporting obligations through the end of 2014. If we are able to secure sufficient capital in the near term, we believe data from these studies would be obtained within 2014, and also believe that positive results in any one of the three trials could have a significant effect on the future success of RegeneRx. Therefore, our primary focus will be to leverage our existing resources and capabilities to raise the capital to support this approach and provide as much potential value as possible to our stockholders.

It is important to note that we will need additional capital before the end of August 2013. If we are unable to raise any additional capital within this timeframe we will be forced to further reduce or cease operations, sell some or all of our assets, or possibly face bankruptcy.

As of June 30, 2013 we had cash on hand of approximately $6,000. This cash was supplemented in early July with the proceeds received pursuant to the private placement on July 5, 2013 of a third series of convertible promissory notes totaling $100,000 with two members of management, two outside directors and two unaffiliated investors. The loan proceeds will allow us to maintain current operations and continue work on opportunities related to our ophthalmic and cardiac drug candidates, as well as certain strategic financial opportunities. The loan proceeds are expected to fund operations only into August of 2013. As noted above, we continue to evaluate potential strategic options, including the licensing of additional territorial rights to our proprietary clinical programs while maintaining limited operations. Since late 2011 the majority of our research and development staff’s efforts have been directed to work under a grant that we received from the National Institutes of Health (“NIH”). In the first quarter of 2013 we substantially completed all of the work under the grant and have exhausted the grant as a financing source.

We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tβ4-based product candidates over multiple indications. We will need substantial additional funds in order to initiate any further preclinical studies or clinical trials, and to fund our operations beyond August 2013. Accordingly, we have an immediate need for financing and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our company or certain of our intellectual property rights.

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

In addition to our current operational requirements, should substantial funding be received, we expect to continue to expend substantial funds to complete our planned product development efforts. Additionally, we continually refine our operating strategy and evaluate alternative clinical uses of Tβ4. However, substantial additional resources will be needed before we will be able to achieve sustained profitability.

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

These factors could significantly limit the ability to continue as a going concern. As noted above, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The accompanying December 31, 2012 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three and six month period s ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or any other future period.

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

Convertible Notes with Detachable Warrants.

In accordance with Accounting Standards Codification (ASC ) 470-20, Debt with Conversion and Other Options, the proceeds received from convertible notes are allocated between the convertible notes and the detachable warrants based on the relative fair value of the convertible notes without the warrants and the relative fair value of the warrants. The portion of the proceeds allocated to the warrants is recognized as additional paid-in capital and a debt discount. The debt discount related to warrants is accreted into interest expense through maturity of the notes.

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

⋅
The consideration is commensurate with either the entity's performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity's performance to achieve the milestone;

⋅	The consideration relates solely to past performance; and

⋅	The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

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

We account for non-refundable grants as “Sponsored research revenues” in the accompanying statements of operations. Revenue from non-refundable grants is recognized when the following criteria are met; persuasive evidence of an arrangement exists, services have been rendered and the underlying costs incurred, the contract price is fixed or determinable, and collectability is reasonably assured. For the six months ended June 30, 2013 and the year ended December 31, 2012, all of our revenues were received from one NIH grant which was substantially completed during the quarter ended March 31, 2013. No future revenues are expected to be earned from this grant.

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

Recent Accounting Pronouncements.

For a discussion of recent accounting pronouncements please refer to Note 2, "Summary of Significant Accounting Policies—Recent Accounting Pronouncements," in the Annual Report. We did not adopt any new accounting pronouncements during the three months ended June 30, 2013 that had or are expected to have a material impact on our financial statements.

2.   Net Loss per Common Share

Net loss per common share for the three and six month periods ended June 30, 2013 and 2012, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 23,238,500 shares and 17,073,500 shares in 2013 and 2012, respectively, reserved for the exercise of outstanding options, warrants and convertible notes.

3.    Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model and amortize that cost over the expected term of the grant. We recognized $19,919 and $67,868 in stock-based compensation expense for the three months and $39,838 and $124,977 for the six months ended June 30, 2013 and 2012, respectively. We expect to recognize the compensation cost related to non-vested options as of June 30, 2013 of $92,912 over the weighted average remaining recognition period of 1.22 years.

We did not grant any stock options during the three and six months ended June 30, 2013. We used the following forward-looking range of assumptions to value each stock option granted to employees, consultants and directors during the three months ended June 30, 2012:

2012

Dividend yield	0.0%
Risk-free rate of return	1.0%
Expected life in years	4.00
Volatility	72%
Forfeiture rate	2.6%

4. Income Taxes

As of June 30, 2013, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. We do not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2014.

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

• Level 3 — Unobservable inputs.

At June 30, 2013 our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $5,981, using Level 1 inputs. Our June 30, 2013 balance sheet reflects qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued on March 29, 2013. We evaluated the beneficial conversion feature embedded in the series of convertible notes to determine if an adjustment to the carrying value of the liability was required at June 30, 2013 using the following assumptions.

Dividend yield	0.0%
Risk-free rate of return	1.41%
Expected life in years	4.75
Volatility	67.6%

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the three month period ended June 30, 2013, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at			Balance at
	March 31,	New	Change in	June 30,
	2013	Issuances	Fair Values	2013

Level 3 -
Derivative liabilities from:
Conversion features	$225,000	$-	$(37,500)	$187,500
Derivative instruments	$225,000	$-	$(37,500)	$187,500

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

In connection with the issuance of the 2012 Notes we also issued warrants to each Investor. The warrants are exercisable for an aggregate of 400,000 shares of common stock with an exercise price of fifteen cents ($0.15) per share for a period of five years. The relative fair value of the warrants issued was $27,097, calculated using the Black-Scholes-Merton valuation model value of $0.07 with an expected and contractual life of 5 years, an assumed volatility of 74.36%, and a risk-free interest rate of 0.77%. The warrants were recorded as additional paid-in-capital and a discount on the 2012 Notes of $27,097. Non-cash interest expense related to the debt discount during the three and six months ended June 30, 2013 totaled $3,378 and $6,719, respectively.

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

On March 29, 2013, we completed a private placement of convertible notes (the “March 2013 Notes”) raising an aggregate of $225,000 in gross proceeds. The March 2013 Notes bear interest at a rate of five percent (5%) per annum, mature sixty months (60) months after their date of issuance and are convertible into shares of our common stock at a conversion price of six cents ($0.06) per share (subject to adjustment as described in the March 2013 Notes) at any time prior to repayment, at the election of the Investor. In the aggregate, the March 2013 Notes are initially convertible into up to 3,750,000 shares of our common stock.

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

The Company has evaluated the terms of the March 2013 Notes which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the March 2013 Notes. The adjustment would reduce the conversion price of the March 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related March 2013 Notes have been settled.  The Company determined that an adjustment to reduce the liability of $37,500 was required at June 30, 2013. Non-cash interest expense recorded during the quarter ended June 30, 2013 totaled $11,220. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

7.    Stockholders’ Equity

We did not issue any equity securities during the three or six months ended June 30, 2013.  During  the three and six months ended June 30, 2012, we issued  288,462 shares of our common stock, valued at $47,019, which we expensed as G&A expense upon issuance.  The shares were issued pursuant to a consulting agreement with an investor services firm whereby the consultant served as an investment consultant.

8.     SUBSEQUENT EVENT

On July 5, 2013, we completed a private placement of convertible notes (the “July 2013 Notes”) raising an aggregate of $100,000 in gross proceeds. The July 2013 Notes bear interest at a rate of five percent (5%) per annum, mature sixty months (60) months   after their date of issuance and are convertible into shares of our common stock at a conversion price of six cents ($0.06) per share (subject to adjustment as described in the July 2013 Notes) at any time prior to repayment, at the election of the Investor.  In the aggregate, the July 2013 Notes are initially convertible into up to 1,666,667 shares of our common stock.

At any time prior to maturity of the July 2013 Notes, with the consent of the holders of a majority in interest of the July 2013 Notes, we may prepay the outstanding principal amount of the July 2013 Notes plus unpaid accrued interest without penalty.  Upon the commission of any act of bankruptcy by the Company, the execution by the Company of a general assignment for the benefit of creditors, the filing by or against the Company of a petition in bankruptcy or any petition for relief under the Federal bankruptcy act or the continuation of such petition without dismissal for a period of ninety (90) days or more, or the appointment of a receiver or trustee to take possession of the property or assets of the Company, the outstanding principal and all accrued interest on the July 2013 Notes will accelerate and automatically become immediately due and payable.

The Investors in the offering included four directors of the Company, J.J. Finkelstein, the Company’s chief executive officer, Allan L. Goldstein, the Company’s chief scientific officer, Joseph C. McNay and L. Thompson Bowles, both outside directors. The principal amounts of their respective July 2013 Notes are as set forth below:

Investor	Note Principal
Joseph C. McNay	$50,000
Allan L. Goldstein	$10,000
J.J. Finkelstein	$5,000
L. Thompson Bowles	$5,000

As of the end of each reporting period, the Company will evaluate the terms of the July 2013 Notes, which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the July 2013 Notes.  The adjustment would reduce the conversion price of the July 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.

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

Future Plans. Our business strategy calls for an “outsourced” business model designed to support development of Tβ4-related products with minimal infrastructure. Beginning in late 2011, we began implementing significant cost-saving measures to conserve capital resources and maintain a minimal level of operations, while seeking additional funding and/or to complete a strategic transaction. As a result of our financial and strategic discussions over the past two years, we have refined our forward-looking strategy to leverage our existing resources into what we believe to be a creative and potentially value-driven path through 2014. There are three potential clinical opportunities that we feel may provide important results during 2014 that we can support with limited financial resources and our existing infrastructure, the results of any one of which could likely be an important clinical milestone for us and open or re-open doors for potential strategic and financial partners. The clinical opportunities include two potential investigator-sponsored clinical trials and the anticipated initiation of clinical trials in China by our licensee, Lee’s Pharmaceuticals. While the plans associated with the respective clinical trials are not finalized, we believe that RegeneRx’s support of the trials is prudent utilization of our resources and funds. We believe this effort can be accomplished with capital of approximately $2 million, some of which could potentially come from fees associated with out-licensing transactions, if any, occurring within the next twelve months. The use of proceeds from such a financing, if we are able to secure such capital, would be primarily for drug product in the case of the two U.S. studies, as well as time and consultation by RegeneRx staff, maintaining existing operations such as patent prosecution and maintenance, negotiations with prospective strategic partners, evaluation of any financial or grant opportunities that become available, and maintaining compliance with our SEC reporting obligations through the end of 2014. If we are able to secure sufficient capital in the near term, we believe data from these studies would be obtained within 2014, and also believe that positive results in any one of the three trials could have a significant effect on the future success of RegeneRx. Therefore, our primary focus will be to leverage our existing resources and capabilities to raise the capital to support this approach and provide as much potential value as possible to our stockholders.

It is important to note that we will need additional capital before the end of August 2013. If we are unable to raise any additional capital within this timeframe we will be forced to further reduce or cease operations, sell some or all of our assets, or possibly face bankruptcy.

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

The co-primary outcome measures evaluated in the trial were inferior corneal fluorescein staining and decreased ocular discomfort on day 29, 24 hours after CAE challenge. Various secondary outcome measures were also evaluated in the trial. While the study did not meet the co-primary outcome measures, RGN-259 showed statistically significant efficacy results in other measured endpoints, meaning a p-value equal to or less than 0.05, which indicates a 5% or less likelihood that the results were due to chance, as follows:

⋅	Patients receiving RGN-259 experienced a 325% greater reduction from baseline in central corneal fluorescein staining compared to placebo at the 24 hour recovery period (p = 0.0075). Reduction of fluorescein staining is indicative of a reduction in ocular surface damage of the central cornea;
⋅	Patients receiving RGN-259 experienced a 257% greater reduction from baseline in exacerbation of superior corneal fluorescein staining in the CAE chamber as compared to the placebo (p = 0.0210); and
⋅	Patients receiving RGN-259 experienced a 27.3% greater reduction in exacerbation of ocular discomfort at day 28 during a 75-minute challenge in the CAE chamber compared to the placebo group (p = 0.0244). Reduction indicates that RGN-259 can slow exacerbation of ocular symptoms in patients with dry eye syndrome.

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

RGN-137

Clinical Development — Epidermolysis Bullosa (EB). In 2005, we began enrolling patients in a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with EB. EB is a genetic disease of approximately 10 gene mutations that results in fragile skin and other epithelial structures (e.g., cornea and GI tract) that can blister spontaneously or separate at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. In severe cases, recurrent blistering and tissue loss may be life threatening. EB has been designated as an “orphan” indication by the FDA’s Office of Orphan Drugs. A portion of this trial was funded by a grant of $681,000 received from the FDA. This randomized, double-blind, placebo-controlled, dose-response trial, nine U.S. clinical sites evaluated the safety, tolerability, and wound healing effectiveness of three different concentrations of RGN-137 compared to placebo. RGN-137 was applied topically to the skin, once daily for up to 56 consecutive days. We completed enrollment of 30 out of the original target of 36 patients and closed the Phase 2 trial in late 2011 as the availability of eligible patients had been exhausted. The data in the form of listings, tables and figures have been generated for evaluation and subsequent reporting to the FDA.

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

In January 2009, we reported final data from this trial. RGN-137 was well-tolerated at all three dose levels studied, with no dose-limiting adverse events, which achieved the primary objective, safety, of the study. As for efficacy, all Tß4 doses performed similarly compared to placebo, with no statistically significant efficacy results. However, patients treated with the middle dose showed a 17% rate of wound healing, which was the highest rate among the three active doses evaluated. The improvement in ulcer healing in this middle dose group following nine weeks of treatment was equal to the improvement in patients treated with placebo after 12 weeks of treatment. A follow-on evaluation, reported at the 3rd International Symposium on the Thymosins in Health and Disease in March 2012, showed that for those pressure ulcer patients’ wounds that healed, RGN-137 mid dose (0.02% Tβ4 gel product) accelerated wound closure with a median time to healing of 22 days as compared to 57 days for the placebo. Although those results are clinically significant, they were not statistically significant.

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

Current Financial Circumstances

Due to our current financial condition as described further in this report, , we continue to follow significant cost-saving measures to conserve capital resources and maintain a minimal level of operations, while seeking to receive additional funding and/or complete a strategic transaction. To that end, we have greatly reduced salaries and work schedules of our employees and have increasingly relied on reimbursements under a grant that we received from the National Institutes of Health (NIH), to fund employee salaries. In the first quarter of 2013 we substantially completed all of the work under the grant and have exhausted the grant as a financing source.

As of June 30, 2013 we had cash on hand of approximately $6,000. This cash was supplemented in early July 2013 with the proceeds received pursuant to the private placement on July 5, 2013 of a third series of convertible promissory notes totaling $100,000 with two members of management, two outside directors and two unaffiliated investors. The loan proceeds will allow us to maintain current operations and continue work on opportunities related to our ophthalmic and cardiac drug candidates, as well as certain strategic financial opportunities. The loan proceeds are expected to fund operations only into August of 2013. Therefore, we will need to complete a financing or strategic transaction before the end of August 2013 to continue as a going concern, or we may be forced to cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our company.

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

Results of Operations

Comparison of the three months ended June 30, 2013 and 2012

Revenue. We did not record any grant revenue in the three months ended June 30, 2013 compared to $542,000 for the same period in 2012. In May 2010, we were awarded a grant from NIH’s National Heart Lung & Blood Institute (“NHLBI”). This grant was for $1 million per year for three years. In the first quarter of 2013 we substantially completed all of the work under the grant and will not be recording revenue related to this grant in the future.

R&D Expenses. For the three months ended June 30, 2013, our R&D expenses decreased by $425,000, or 87%, to $62,000 from approximately $488,000 for the same period in 2012. During the three months ended June 30, 2012 our primary R&D focus had been preclinical animal work under our NIH grant. No comparable activities were underway during the same period in 2013 as we had completed substantially all of the work under the grant in the first quarter of 2013.

G&A Expenses. For the three months ended June 30, 2013, our G&A expenses decreased by $96,000, or 34%, to $184,000, from $280,000 for the same period in 2012. Significantly lower costs were incurred in the 2013 period versus the 2012 period for legal and patent costs (decrease of $51,000), investor relations expenses (decrease of $5,000), fees paid to financial advisors (decrease of $9,000) and non-cash stock option expense (decrease of $28,000). These reductions are reflective of our reduced level of operations during 2013, as a result the continued cost cutting measures described above.

Comparison of the six months ended June 30, 2013 and 2012

Revenue. We recognized $29,000 in revenue for the six months ended June 30, 2013 from the NIH grant awarded in May 2010, compared to $767,000 for the same period in 2012. The 2013 revenue recognized was based on the costs incurred during the period and represents the final work under the May 2010 NIH grant. The 2012 revenue related to preclinical animal studies conducted throughout 2012. As described above, in the first quarter of 2013 we substantially completed all of the work under the grant and will not be recording revenue related to this grant in the future.

R&D Expenses. For the six months ended June 30, 2013, our R&D expenses decreased by approximately $590,000, or 79%, to $155,000 from approximately $745,000 for the same period in 2012. During the first quarter of 2013 we completed the work under the NIH grant which had been our primary R&D activity since the beginning of 2012. During the 2012 period we were actively engaged in planning and conducting a series of preclinical animal studies under the NIH grant.

G&A Expenses. For the six months ended June 30, 2013, our G&A expenses decreased by $230,000, or 34%, to $446,000 from approximately $676,000 for the same period in 2012. Significantly lower costs were incurred in the 2013 period versus the 2012 period for legal and patent costs (decrease of $57,000), investor relations expenses (decrease of $12,000), fees paid to financial advisors (decrease of $105,000) and non-cash stock option expense (decrease of $54,000). These reductions are reflective of our reduced level of operations during 2013, as a result the continued cost cutting measures described above.

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

We incurred a net loss of $563,000 for the six months ended June 30, 2013. We had cash and cash equivalents of $5,981 at June 30, 2013. Based on our current operations, we believe our existing cash resources, including the proceeds from the July 2013 Notes, will be adequate to fund our operations only into August 2013, without considering any potential other sources of capital. In any event, we will continue to have a need for financing, which we may not be able to complete either on favorable terms or at all. If we are unable to complete a financing in the near future we may be forced to cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our company.

Cash Flows for the Six Months Ended June 30, 2013 and 2012

Net cash used in operating activities was approximately $361,000 for the six months ended June 30, 2013 as compared to $86,000 used in operating activities for the same six months in 2012. In 2013 the net cash used in operating activities was primarily the result of our net loss during the period mitigated by collection of the year end grant receivable in the amount $177,000. Cash used in operating activities for the six months ended June 30, 2012 reflects the receipt of a $200,000 refundable license fee in connection with our license agreement with Lee’s Pharmaceutical, Inc. coupled with significantly reduced costs and a significant increase in accounts payable which resulted in a small decrease in operating cash for the period. We did not sell any equity securities during the six months ended June 30, 2012 or engage in any other financing activities. During the same period in 2013, we raised net proceeds from the sale of convertible notes of $225,000.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. We are not currently enrolling patients in any clinical trials. As a result of our financial and strategic discussions over the past two years, we have refined our forward-looking strategy to leverage our existing resources into what we believe to be a creative and potentially value-driven path through 2014. There are three potential clinical opportunities that we feel may provide important results during 2014 that we can support with limited financial resources and our existing infrastructure, the results of any one of which could be an important clinical milestone for us and open or re-open doors for potential strategic and financial partners. The clinical opportunities include two potential investigator-sponsored US based clinical trials and the anticipated initiation of clinical trials in China by our licensee, Lee’s Pharmaceuticals. While the plans associated with the respective clinical trials are not finalized, we believe that RegeneRx’s support of the trials is prudent utilization of our resources and funds. We believe this effort can be accomplished with capital of approximately $2 million, some of which could potentially come from fees associated with out-licensing transactions, if any, occurring within the next twelve months. The use of proceeds of such a financing, if we are able to secure such capital, would be primarily for drug product in the case of the two U.S. studies, as well as time and consultation by RegeneRx staff, maintaining existing operations such as patent prosecution and maintenance, negotiations with prospective strategic partners, evaluation of any financial or grant opportunities that become available, and maintaining compliance with our SEC reporting obligations through the end of 2014. If we are able secure sufficient capital in the near term, we believe data from these studies would be obtained within 2014, and also believe that positive results in any one of the three trials could have a significant effect on the future success of RegeneRx. Therefore, our primary focus will be to leverage our existing resources and capabilities to raise the capital to support this approach and provide as much potential value as possible to our stockholders.

It is important to note that we will need additional capital before the end of August 2013. If we are unable to raise any additional capital within this timeframe we will be forced to further reduce or cease operations, sell some or all of our assets, or possibly face bankruptcy.

As described below, we have established a committed equity facility with LPC, but we are currently unable to draw on the facility and our ability to draw on the facility in the future is subject to a number of limitations, including our stock price, as described in “Risk Factors—Risks Related to Our Liquidity and Need for Financing—We are not currently able to access the LPC committed equity facility and, if we are able to do so in the future, we may not be able to access the full amounts available under the LPC committed equity facility.” Therefore, even if we were able to sell shares of our common stock under the LPC facility, based on our recent stock price, the amount of proceeds we would be able to raise would likely not extend our capital resources significantly beyond the third quarter of 2013.

In addition, the length of time required for clinical trials varies substantially according to the type, complexity, novelty and intended use of a product candidate. Some of the factors that could impact our liquidity and capital needs include, but are not limited to:

⋅	the progress of our clinical trials;

⋅	the progress of our research activities;

⋅	the number and scope of our research programs;

⋅	the progress of our preclinical development activities;

⋅	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

⋅	the costs related to development and manufacture of preclinical, clinical and validation lots for regulatory purposes and commercialization of drug supply associated with our product candidates;

⋅	our ability to enter into corporate collaborations and the terms and success of these collaborations;

⋅	the costs and timing of regulatory approvals; and

⋅	the costs of establishing manufacturing, sales and distribution capabilities.

In addition, the duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:

⋅	the number of patients that ultimately participate in the trial;

⋅	the duration of patient follow-up that seems appropriate in view of the results;

⋅	the number of clinical sites included in the trials; and

⋅	the length of time required to enroll suitable patient subjects.

Also, we have tested our product candidates in numerous preclinical studies to identify indications for which they may be efficacious. We may conduct multiple clinical trials to cover a variety of indications for each product candidate. As we obtain results from trials, we may elect to discontinue clinical trials for certain product candidates or for certain indications in order to focus our resources on more promising product candidates or indications.

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

We are not currently conducting clinical trials and therefore do not have any significant financial commitments for research and development activities. We were previously committed under an office space lease through January 2013. We are currently utilizing this space on a month to month basis that requires base rental payments of approximately $8,300 per month.

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings and most recently through the issuance of convertible debt securities and warrants. Our largest stockholder group, which we refer to as Sigma-Tau, has historically provided equity capital to us, including $200,000 pursuant to the convertible debt placement in October 2012, private placements of $950,000 in January 2011 and $1.6 million in October 2009. Sigma-Tau has no commitment to provide us with any additional capital. In January 2011, we also raised $500,000 from a registered direct offering of our securities to LPC and an additional $348,200 in sales of common stock to LPC under an equity line facility discussed below.

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

There are no trading volume requirements or restrictions under the facility, and we will control the timing and amount of any sales of our common stock to LPC. Our ability to sell our shares to LPC is also subject to our obtaining all necessary consents, amendments or waivers as may be required, and subject to the shares to be sold having been registered for resale. LPC has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the facility. We can also accelerate the amount of common stock to be purchased under certain circumstances. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages. We may terminate the facility at any time, in our discretion, without any penalty or cost to us. In 2011 we issued an aggregate of 1,530,336 shares of common stock to LPC under this facility for net proceeds of $348,200. In 2012 we did not sell any additional shares to LPC and at December 31, 2012 additional sales to LPC were not available as our share price was less than $0.15 per share. During the six months ended June 30, 2013 we did not sell any shares to LPC, and we may not sell additional shares to LPC until such time as our share price increases and we have filed a post-effective amendment to the original registration statement and such amendment has been declared effective by the SEC.

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

Government Grants

In May 2010, we were awarded a grant from the NIH’s National Heart, Lung and Blood Institute to support the requisite nonclinical development of RGN-352 for patients who have suffered a heart attack. These nonclinical activities were completed while our pending Phase 2 clinical trial of RGN-352 was on clinical hold. Subject to our compliance with the terms and conditions of the grant, we are eligible to receive up to $3.0 million over a three-year period in cost reimbursements related to the purposes set forth in the grant. We have used proceeds from the grant for the payment of research and development staff in connection with our grant related research and development activities and we have relied on this grant for purposes of funding our R&D employees’ reduced salaries. In the first quarter of 2013 we substantially completed all of the work under the grant and have exhausted the grant as a financing source. Revenue from the grant was recorded during the same periods when we incurred eligible expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2013, these cash equivalents were $5,981. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of June 30, 2013, the change in fair value of our financial instruments would not have been material.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based upon this evaluation, management has concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential sales of our securities, we estimate that our existing capital resources, including the proceeds from the July 2013 convertible debt offering, will only be sufficient to fund our operations into August of 2013.

As of June 30, 2013 we had cash on hand of approximately $6,000. This cash represents the residual proceeds received pursuant to the private placement on March 29, 2013. On July 5, 2013, we received proceeds of $100,000 from a private placement of a third series of convertible promissory notes with two members of management, two outside directors and two unaffiliated investors. The loan proceeds will allow us to maintain current operations and continue work on opportunities related to our ophthalmic and cardiac drug candidates, as well as certain strategic financial opportunities. We previously had been relying on an NIH grant to fund our research and development activities. In the first quarter of 2013 we substantially completed all of the work under the grant and have exhausted the grant as a financing source. We project that our existing capital resources, including the $100,000 received from the July convertible debt placement, will only be adequate to fund our operations into August of 2013 therefore, we will need to complete a financing or strategic transaction before the end of August 2013 to continue as a going concern, or we may be forced to cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our company.

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

As described elsewhere in this report, we do not currently expect that funding from LPC will be sufficient to extend our operations beyond the third quarter of 2013, and we will need to secure another source of funding in order to satisfy our near term working capital needs. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

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

Beyond our current liquidity needs, we anticipate that substantial new capital resources will be required to continue our longer-term independent product development efforts, including any and all follow-on trials that will result from our current clinical programs beyond those currently contemplated, and to scale up manufacturing processes for our product candidates. We may be able to obtain funding under the committed equity facility with LPC in order to further some of these efforts. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include, without limitation:

⋅	the scope of our clinical trials, which is significantly influenced by the quality of clinical data achieved as trials are completed and the requirements established by regulatory authorities;
⋅	the speed with which we complete our clinical trials, which depends on our ability to attract and enroll qualifying patients and the quality of the work performed by our clinical investigators and contract research organizations chosen to conduct the studies;
⋅	the time required to prosecute, enforce and defend our intellectual property rights, which depends on evolving legal regimes and infringement claims that may arise between us and third parties;
⋅	the ability to manufacture at scales sufficient to supply commercial quantities of any of our product candidates that receive regulatory approval, which may require levels of effort not currently anticipated; and
⋅	the successful commercialization of our product candidates, which will depend on our ability to either create or partner with an effective commercialization organization and which could be delayed or prevented by the emergence of equal or more effective therapies.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of June 30, 2013, our accumulated deficit totaled approximately $96.9 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, we estimate that our existing capital resources, including the proceeds from the July 2013 Notes, without giving effect to potential additional sales of common stock under our committed equity facility with LPC, will be adequate to fund our operations only into August of 2013. We continue to seek other sources of capital, but if we are unable to obtain sufficient financing in the near term, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Although Tß4 has shown biological activity in in vitro studies and in vivo animal models and while we observed clinical activity and efficacious outcomes in our recent RGN-259 Phase 2a trial and earlier Phase 2 dermal trials, we cannot assure you that our product candidates will exhibit activity or importance in humans in large-scale trials. Our drug candidates are still in research and development, and we do not expect them to be commercially available for the foreseeable future, if at all. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These include the possibility that the potential products may:

⋅	be found ineffective or cause harmful side effects during preclinical studies or clinical trials;
⋅	fail to receive necessary regulatory approvals;
⋅	be precluded from commercialization by proprietary rights of third parties;
⋅	be difficult to manufacture on a large scale; or
⋅	be uneconomical or otherwise fail to achieve market acceptance.

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

Three of our drug candidates are currently in the clinical development stage, and we cannot be certain that we or our collaborators will successfully complete the clinical trials necessary to receive regulatory product approvals. The regulatory approval process is lengthy, unpredictable and expensive. To obtain regulatory approvals in the United States, we or a collaborator must ultimately demonstrate to the satisfaction of the FDA that our product candidates are sufficiently safe and effective for their proposed administration to humans. Many factors, known and unknown, can adversely impact clinical trials and the ability to evaluate a product candidate’s safety and efficacy, including:

⋅	the FDA or other health regulatory authorities, or institutional review boards, or IRBs, do not approve a clinical trial protocol or place a clinical trial on hold;
⋅	suitable patients do not enroll in a clinical trial in sufficient numbers or at the expected rate, for reasons such as the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the perceptions of investigators and patients regarding safety, and the availability of other treatment options;
⋅	clinical trial data is adversely affected by trial conduct or patient withdrawal prior to completion of the trial;
⋅	there may be competition with ongoing clinical trials and scheduling conflicts with participating clinicians;
⋅	patients experience serious adverse events, including adverse side effects of our drug candidates, for a variety of reasons that may or may not be related to our product candidates, including the advanced stage of their disease and other medical problems;
⋅	patients in the placebo or untreated control group exhibit greater than expected improvements or fewer than expected adverse events;
⋅	third-party clinical investigators do not perform the clinical trials on the anticipated schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;
⋅	service providers, collaborators or co-sponsors do not adequately perform their obligations in relation to the clinical trial or cause the trial to be delayed or terminated;
⋅	we are unable to obtain a sufficient supply of manufactured clinical trial materials;
⋅	regulatory inspections of manufacturing facilities, which may, among other things, require us or a co-sponsor to undertake corrective action or suspend the clinical trials, such as the clinical hold with respect to our Phase 2 clinical trial of RGN-352;
⋅	the interim results of the clinical trial are inconclusive or negative;
⋅	the clinical trial, although approved and completed, generates data that is not considered by the FDA or others to be clinically relevant or sufficient to demonstrate safety and efficacy; and
⋅	changes in governmental regulations or administrative actions affect the conduct of the clinical trial or the interpretation of its results.

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

We may not be able to maintain or expand our current arrangements with these third parties or maintain such relationships on favorable terms. Our agreements with these third parties may also contain provisions that restrict our ability to develop and test our product candidates or that give third parties rights to control aspects of our product development and clinical programs. In addition, conflicts may arise with our collaborators, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. If any conflicts arise with our existing or future collaborators, they may act in their self-interest, which may be adverse to our best interests. Any failure to maintain our collaborative agreements and any conflicts with our collaborators could delay or prevent us from developing our product candidates. We and our collaborators may fail to develop products covered by our present and future collaborations if, among other things:

⋅	we do not achieve our objectives under our collaboration agreements;
⋅	we or our collaborators are unable to obtain patent protection for the products or proprietary technologies we develop in our collaborations;
⋅	we are unable to manage multiple simultaneous product development collaborations;
⋅	our collaborators become competitors of ours or enter into agreements with our competitors;
⋅	we or our collaborators encounter regulatory hurdles that prevent commercialization of our product candidates; or
⋅	we develop products and processes or enter into additional collaborations that conflict with the business objectives of our other collaborators.

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

Our product candidates, all of which are based on the molecule Tß4, are new and unproven and there is no guarantee that health care providers or patients will be interested in our product candidates, even if they are approved for use. If any of our product candidates are approved by the FDA, our success will depend in part on our ability to demonstrate sufficient clinical benefits, reliability, safety, and cost effectiveness of our product candidates relative to other approaches, as well as on our ability to continue to develop our product candidates to respond to competitive and technological changes. If the market does not accept our product candidates, when and if we are able to commercialize them, then we may never become profitable. Factors that could delay, inhibit or prevent market acceptance of our product candidates may include:

⋅	the timing and receipt of marketing approvals;
⋅	the safety and efficacy of the products;

⋅	the emergence of equivalent or superior products;
⋅	the cost-effectiveness of the products; and
⋅	ineffective marketing.

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

There are significant regulatory and legal barriers to entering markets outside the United States that we must overcome if we seek regulatory approval to market our product candidates in countries other than the United States. We would be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs and legal systems. Any sales and operations outside the United States would be subject to political, economic and social uncertainties including, among others:

⋅	changes and limits in import and export controls;
⋅	increases in custom duties and tariffs;
⋅	changes in currency exchange rates;
⋅	economic and political instability;
⋅	changes in government regulations and laws;
⋅	absence in some jurisdictions of effective laws to protect our intellectual property rights; and
⋅	currency transfer and other restrictions and regulations that may limit our ability to sell certain product candidates or repatriate profits to the United States.

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

Other risks of relying solely on single suppliers for each of our product candidates include:

⋅	the possibility that our other manufacturers, and any new manufacturer that we may identify for RGN-352, may not be able to ensure quality and compliance with regulations relating to the manufacture of pharmaceuticals;
⋅	their manufacturing capacity may not be sufficient or available to produce the required quantities of our product candidates based on our planned clinical development schedule, if at all;
⋅	they may not have access to the capital necessary to expand their manufacturing facilities in response to our needs;
⋅	commissioning replacement suppliers would be difficult and time-consuming;
⋅	individual suppliers may have used substantial proprietary know-how relating to the manufacture of our product candidates and, in the event we must find a replacement or supplemental supplier, our ability to transfer this know-how to the new supplier could be an expensive and/or time-consuming process;
⋅	an individual supplier may experience events, such as a fire or natural disaster, that force it to stop or curtail production for an extended period;
⋅	an individual supplier could encounter significant increases in labor, capital or other costs that would make it difficult for them to produce our products cost-effectively; or
⋅	an individual supplier may not be able to obtain the raw materials or validated drug containers in sufficient quantities, at acceptable costs or in sufficient time to complete the manufacture, formulation and delivery of our product candidates.

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

Our success will depend in part on our ability to obtain, defend and enforce patents, both in the United States and abroad. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. As described elsewhere in this report, we currently do not have adequate financial resources to fund our ongoing business activities beyond August of 2013 without additional funding. As a result of our current financial condition, we continuously evaluate our issued patents and patent applications and may decide to limit their therapeutic and/or geographic coverage in an effort to enhance our ability to focus on certain medical conditions and countries within our financial constraints. As a result, we may not be able to protect our intellectual property rights in indications and/or territories that we otherwise would, and, therefore, our ability to commercialize Tß4, if at all, could be substantially limited, which could have a material adverse impact on our future results of operations.

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

For the period from January 1, 2012 through August 11, 2013, the closing price of our common stock has ranged from $0.07 to $0.22, with an average daily trading volume of approximately 36,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

⋅	results of pre-clinical studies and clinical trials;
⋅	commercial success of approved products;
⋅	corporate partnerships;
⋅	technological innovations by us or competitors;
⋅	changes in laws and government regulations both in the U.S. and overseas;
⋅	changes in key personnel at our company;
⋅	developments concerning proprietary rights, including patents and litigation matters;
⋅	public perception relating to the commercial value or safety of any of our product candidates;
⋅	future sales of our common stock, including to LPC under our committed equity facility;
⋅	other issuances of our common stock, or securities convertible into or exercisable for our common stock, causing dilution;
⋅	anticipated or unanticipated changes in our financial performance;
⋅	general trends related to the biopharmaceutical and biotechnological industries; and
⋅	general conditions in the stock market.

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

The exercise of options and warrants, conversion of convertible promissory notes, and other issuances of shares of common stock or securities convertible into common stock will dilute your interest.

As of June 30, 2013, there were outstanding options to purchase an aggregate of 6,014,599 shares of our common stock at exercise prices ranging from $0.14 per share to $3.82 per share and outstanding warrants to purchase 11,468,901 shares of our common stock at a weighted average exercise price of $0.64 per share. In addition to the outstanding options and warrants we have also issued three series of convertible promissory notes which are presently convertible into an aggregate of 7,416,667shares of our common stock.  In October 2012, we sold convertible promissory notes totaling $300,000 that are convertible into 2,000,000 shares of common stock at a conversion price of $0.15 per share.  In March 2013, we sold a second series of convertible promissory notes, which notes totaled   $225,000 and are initially convertible into 3,750,000 shares of common stock at a conversion price of $0.06 per share.  In July 2013, we sold a third series of convertible promissory notes, which notes totaled $100,000 and are initially convertible into 1,666,667 shares of common stock at a conversion price of $0.06 per share.  The notes issued in March 2013 and July 2013 also contain down round provisions under which the conversion prices of these notes could be decreased as a result of future equity offerings. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts, including our committed equity facility with LPC

Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder by reducing his, her or its percentage ownership of the total outstanding shares. Moreover, if we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised or we issue restricted stock, stockholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to the Company’s Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.6 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.3	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.4	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.5	Letter Agreement between the Company and J.J. Finkelstein, dated July 5, 2013	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.6	Letter Agreement between the Company and David R. Crockford, dated July 5, 2013	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.7	Letter Agreement between the Company and Allan L. Goldstein, dated July 5, 2013	Exhibit 10.4 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (iv) Notes to Financial Statements.	Filed herewith***

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: August 14, 2013	/s/J.J. Finkelstein
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