Form 10-Q
period 2013-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2013-11-18
CIK 707511

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Yes ☐   No ☒

81,733,247 shares of common stock, par value $0.001 per share, were outstanding as of November 14, 2013.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2013

Index

			Page No.

Part I.	Financial Information

	Item 1.	Financial Statements

		Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012	3

		Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (unaudited)	4

		Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited)	5

		Notes to Financial Statements (unaudited)	6-15

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

	Item 4	Controls and Procedures	26

Part II.	Other Information

	Item 1.	Legal Proceedings	26

	Item 1A.	Risk Factors	26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

	Item 3.	Defaults Upon Senior Securities	40

	Item 4.	Mine Safety Disclosures	40

	Item 5.	Other Information	40

	Item 6.	Exhibits	41-43

	Signatures		44

Part I – Financial Information

Item 1.	Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)	(See Note 1)
ASSETS
Current assets
Cash and cash equivalents	$176,653	$141,905
Grant receivable	-	177,350
Prepaid expenses and other current assets	14,580	22,242
Total current assets	191,233	341,497
Property and equipment, net of accumulated depreciation of $120,668 and $116,728	5,432	9,372
Other assets	5,752	5,752
Total assets	$202,417	$356,621

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$542,196	$637,102
Accrued expenses	52,863	67,210
Total current liabilities	595,059	704,312

Long-Term liabilities
Unearned revenue	400,000	400,000
Convertible promisory note, net of discount $14,269 and $24,402	285,731	275,598
Convertible promisory notes, net of derivative liability	115,211	-
Fair value of derivative liability	430,667	-

Total liabilities	1,826,668	1,379,910

Commitments	-	-

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 81,733,247 issued and outstanding	81,733	81,733
Additional paid-in capital	95,335,780	95,274,348
Accumulated deficit	(97,041,764)	(96,379,370)
Total stockholders' deficit	(1,624,251)	(1,023,289)
Total liabilities and stockholders' deficit	$202,417	$356,621

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sponsored research revenue	$-	$295,360	$29,484	$1,061,894

Operating expenses
Research and development	10,807	228,554	166,194	973,702
General and administrative	150,827	161,302	596,779	837,345
Total operating expenses	161,634	389,856	762,973	1,811,047
Loss from operations	(161,634)	(94,496)	(733,489)	(749,153)
Interest and other income	1	3	11	15
Interest expense	(29,171)	-	(57,416)	-
Change in fair value of derivative	91,000	-	128,500	-
Net loss	$(99,804)	$(94,493)	$(662,394)	$(749,138)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	81,733,247	81,714,995	81,733,247	81,592,178

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

	For the Nine months ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(662,394)	$(749,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,940	5,787
Non-cash share-based compensation	61,432	151,543
Non-cash interest expense	38,511	-
Change in fair value of derivative	(128,500)	-
Changes in operating assets and liabilities:
Grant receivable	177,350	173,953
Prepaid expenses and other current assets	7,662	10,842
Accounts payable	(94,906)	110,609
Accrued expenses	(14,347)	(187,645)
Refundable license fee	-	400,000
Net cash used in operating activities	(611,252)	(84,049)

Financing activities:
Net proceeds from issuance of debt	646,000	-
Net cash provided by financing activities	646,000	-
Net increase (decrease) in cash and cash equivalents	34,748	(84,049)

Cash and cash equivalents at beginning of period	141,905	116,092
Cash and cash equivalents at end of period	$176,653	$32,043

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Fair value of derivative liability	$559,167	$-
Issuance of common stock for payment of accounts payable	$-	$55,182

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

For the nine months ended September 30, 2013 and 2012 (Unaudited)

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

Management Plans to Address Operating Conditions.

Our business strategy calls for an “outsourced” business model designed to support development of Tβ4-related products with minimal infrastructure. Beginning in late 2011, we began implementing significant cost-saving measures to conserve capital resources and maintain a minimal level of operations, while seeking additional funding and/or to complete a strategic transaction. As a result of our financial and strategic discussions over the past two years, we have refined our forward-looking strategy to leverage our existing resources into what we believe to be a creative and potentially value-driven path through 2014 and into 2015 provided additional funding is received. There are three potential clinical opportunities that we feel may provide important results in late 2014 or early 2015 that we can support with limited financial resources and our existing infrastructure, these results could be important clinical milestones for us and open or re-open doors for potential strategic and financial partners. The clinical opportunities include two potential investigator-sponsored clinical trials and the anticipated initiation of clinical trials in China by our licensee, Lee’s Pharmaceuticals. While the plans associated with the respective clinical trials are not finalized, we believe that RegeneRx’s support of the trials would be prudent utilization of our resources and funds, if available. We believe this effort can be accomplished with capital of approximately $2.5 million, some of which could potentially come from fees associated with an out-licensing transaction if it were to occur within the next twelve months. If we are able to secure the needed capital, it would be used primarily for drug product in the case of the two U.S. studies, as well as time and consultation by RegeneRx staff, maintaining existing operations such as patent prosecution and maintenance, negotiations with prospective strategic partners, evaluation of any financial or grant opportunities that become available, and maintaining compliance with our SEC reporting obligations through mid-2015. If we are able to secure sufficient capital in the near term, we believe data from these studies would be available in early 2015, and also believe that positive results in any one of the three trials could have a significant effect on the future success of RegeneRx. Therefore, our primary focus will be to leverage our existing resources and capabilities to raise the capital to support this approach and provide as much potential value as possible to our stockholders.

It is important to note that we will need additional capital before the end of December 2013. If we are unable to raise any additional capital within this timeframe we will be forced to further reduce or cease operations, sell some or all of our assets, or possibly face bankruptcy.

As of September 30, 2013 we had cash on hand of approximately $177,000. This cash represents the remaining proceeds from the private placement on September 12, 2013 of a fourth series of convertible promissory notes totaling $321,000 with members of management, outside directors, an affiliate and two unaffiliated investors. The loan proceeds will allow us to maintain current operations and continue work on opportunities related to our ophthalmic and cardiac drug candidates, as well as certain strategic financial opportunities. The loan proceeds are expected to fund operations only into December of 2013. As noted above, we continue to evaluate potential strategic options, including the licensing of additional territorial rights to our proprietary clinical programs while maintaining limited operations. Since late 2011 the majority of our research and development staff’s efforts have been directed to work under a grant that we received from the National Institutes of Health (“NIH”). In the first quarter of 2013 we substantially completed all of the work under the grant and have exhausted the grant as a financing source.

We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tβ4-based product candidates over multiple indications. We will need substantial additional funds in order to initiate any further preclinical studies or clinical trials, and to fund our operations beyond December 2013. Accordingly, we have an immediate need for financing and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our company or certain of our intellectual property rights.

Although we intend to continue to seek additional financing or a strategic partner, we may not be able to complete a financing or corporate transaction, either on favorable terms or at all. If we are unable to complete a financing or strategic transaction, we may not be able to continue as a going concern after our funds have been exhausted, and we could be required to significantly curtail or cease operations, file for bankruptcy or liquidate and dissolve the Company. There can be no assurance that we will be able to obtain any sources of funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be forced to take any such actions.

In addition to our current operational requirements, should substantial funding be received, we expect to continue to expend funds to complete our planned product development efforts. Additionally, we continually refine our operating strategy and evaluate alternative clinical uses of Tβ4. However, additional resources to fund this work will be needed before we will be able to achieve sustained profitability.

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

The accompanying December 31, 2012 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or any other future period.

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

Derivative Financial Instruments.

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

We account for non-refundable grants as “Sponsored research revenues” in the accompanying statements of operations. Revenue from non-refundable grants is recognized when the following criteria are met; persuasive evidence of an arrangement exists, services have been rendered and the underlying costs incurred, the contract price is fixed or determinable, and collectability is reasonably assured. For the nine months ended September 30, 2013 and the year ended December 31, 2012, all of our revenues were received from one NIH grant which was substantially completed during the quarter ended March 31, 2013. No future revenues are expected to be earned from this grant.

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

Recent Accounting Pronouncements.

For a discussion of recent accounting pronouncements please refer to Note 2, "Summary of Significant Accounting Policies—Recent Accounting Pronouncements," in the Annual Report. We did not adopt any new accounting pronouncements during the three months ended September 30, 2013 that had or are expected to have a material impact on our financial statements.

2.	Net Loss per Common Share

Net loss per common share for the three and nine month periods ended September 30, 2013 and 2012, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 30,235,167 shares and 17,173,500 shares in 2013 and 2012, respectively, reserved for the exercise of outstanding options, warrants and convertible notes.

3.	Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model and amortize that cost over the expected term of the grant. We recognized $21,594 and $26,566 in stock-based compensation expense for the three months and $61,432 and $151,543 for the nine months ended September 30, 2013 and 2012, respectively. We expect to recognize the compensation cost related to non-vested options as of September 30, 2013 of $71,318 over the weighted average remaining recognition period of 1 year.

We did not grant any stock options during the three and nine months ended September 30, 2013. We used the following forward-looking range of assumptions to value each stock option granted to employees, consultants and directors during the nine months ended September 30, 2012:

2012

Dividend yield	0.0%
Risk-free rate of return	0.7%
Expected life in years	4.00
Volatility	72%
Forfeiture rate	2.6%

4.	Income Taxes

As of September 30, 2013, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. We do not anticipate that total unrecognized tax benefits will significantly change prior to September 30, 2014.

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

• Level 3 — Unobservable inputs.

At September 30, 2013 our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $177,000, using Level 1 inputs. Our September 30, 2013 balance sheet reflects qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued in March, July and September of 2013. We evaluated the derivative liability embedded in the series of convertible notes to determine if an adjustment to the carrying value of the liability was required at March 31, June 30 and September 30, 2013 using the following assumptions.

	March	July	September

Dividend yield	0.00%	0.00%	0.00%
Risk-free rate of return	1.39%	1.39%	1.39%
Expected life in years	4.5	4.75	4.95
Volatility	62.4%	66.5%	66.1%

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the three month period ended September 30, 2013, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at			Balance at
	June 30,	New	Change in	September 30,
	2013	Issuances	Fair Values	2013
Level 3 -
Derivative liabilities from:
Conversion features
March 2013	$187,500	$-	$(37,500)	$150,000
July 2013	-	66,667	-	66,667
September 2013	-	267,500	(53,500)	214,000
Derivative instruments	$187,500	$334,167	$(91,000)	$430,667

6.	Convertible Notes

2012 Convertible Note

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

In connection with the issuance of the 2012 Notes we also issued warrants to each investor. The warrants are exercisable for an aggregate of 400,000 shares of common stock with an exercise price of fifteen cents ($0.15) per share for a period of five years. The relative fair value of the warrants issued was $27,097, calculated using the Black-Scholes-Merton valuation model value of $0.07 with an expected and contractual life of 5 years, an assumed volatility of 74.36%, and a risk-free interest rate of 0.77%. The warrants were recorded as additional paid-in-capital and a discount on the 2012 Notes of $27,097. Non-cash interest expense related to the debt discount during the three and nine months ended September 30, 2013 totaled $3,413 and $10,133, respectively.

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

2013 Convertible Notes

On March 29, 2013, we completed a private placement of convertible notes (the “March 2013 Notes”) raising an aggregate of $225,000 in gross proceeds. The March 2013 Notes bear interest at a rate of five percent (5%) per annum, mature sixty (60) months after their date of issuance and are convertible into shares of our common stock at a conversion price of six cents ($0.06) per share (subject to adjustment as described in the March 2013 Notes) at any time prior to repayment, at the election of the investor. In the aggregate, the March 2013 Notes are initially convertible into up to 3,750,000 shares of our common stock.

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

The Company has evaluated the terms of the March 2013 Notes which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the March 2013 Notes.  The adjustment would reduce the conversion price of the March 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related March 2013 Notes have been settled. The bifurcated liability of $225,000 was recorded on the date of issuance which resulted in a residual debt value of $0. The Company determined that an adjustment to reduce the derivative liability by $75,000 was required at September 30, 2013. Non-cash interest expense recorded during the three and nine months ended September 30, 2013 totaled $11,342 and $22,562, respectively. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

On July 5, 2013, we completed a private placement of convertible notes (the “July 2013 Notes”) raising an aggregate of $100,000 in gross proceeds. The July 2013 Notes bear interest at a rate of five percent (5%) per annum, mature sixty (60) months after their date of issuance and are convertible into shares of our common stock at a conversion price of six cents ($0.06) per share (subject to adjustment as described in the July 2013 Notes) at any time prior to repayment, at the election of the investor. In the aggregate, the July 2013 Notes are initially convertible into up to 1,666,667 shares of our common stock.

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

The Company has evaluated the terms of the July 2013 Notes which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the July 2013 Notes.  The adjustment would reduce the conversion price of the July 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related July 2013 Notes have been settled.  The bifurcated liability of $66,667 was recorded on the date of issuance which resulted in a residual debt value of $33,333. The Company determined that no adjustment was needed to adjust the liability at September 30, 2013. The accretion of the derivative liability recorded as interest expense during the quarter ended September 30, 2013 totaled $3,178. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

On September 11, 2013, we completed a private placement of convertible notes raising an aggregate of $321,000 in gross proceeds (the “September 2013 Notes”).  The September 2013 Notes bear interest at a rate of five percent (5%) per annum, mature sixty (60) months after their date of issuance and are convertible into shares of our common stock at a conversion price of six cents ($0.06) per share (subject to adjustment as described in the September 2013 Notes) at any time prior to repayment, at the election of the investor.  In the aggregate, the September 2013 Notes are initially convertible into up to 5,350,000 shares of our common stock.

At any time prior to maturity of the September 2013 Notes, with the consent of the holders of a majority in interest of the September 2013 Notes, we may prepay the outstanding principal amount of the September 2013 Notes plus unpaid accrued interest without penalty.  Upon the commission of any act of bankruptcy by the Company, the execution by the Company of a general assignment for the benefit of creditors, the filing by or against the Company of a petition in bankruptcy or any petition for relief under the federal bankruptcy act or the continuation of such petition without dismissal for a period of ninety (90) days or more, or the appointment of a receiver or trustee to take possession of the property or assets of the Company, the outstanding principal and all accrued interest on the September 2013 Notes will accelerate and automatically become immediately due and payable.

Investors. The investors in the offering included an affiliate, four directors of the Company, and two unaffiliated accredited investors. The principal amounts of the affiliate and directors respective September 2013 Notes are as set forth below:

Investor	Note Principal
SINAF S.A.	$150,000
Joseph C. McNay	$100,000
Allan L. Goldstein	$11,000
L. Thompson Bowles	$5,000
R. Don Elsey	$5,000

The Company has evaluated the terms of the September 2013 Notes which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the September 2013 Notes.  The adjustment would reduce the conversion price of the September 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related September 2013 Notes have been settled.  The bifurcated liability of $267,500 was recorded on the date of issuance which resulted in a residual debt value of $53,500. The Company determined that an adjustment to reduce the liability by $53,500 was required at September 30, 2013. The accretion of the derivative liability recorded as interest expense during the quarter ended September 30, 2013 totaled $2,638. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

7.	Stockholders’ Equity

We did not issue any equity securities during the three or nine months ended September 30, 2013. During the three and nine months ended September 30, 2012, we issued 54,167 and 342,629 shares of our common stock, valued at $7,821 and $54,840, which we expensed as general and administrative (“G&A”) expense upon issuance. The shares were issued pursuant to a consulting agreement with an investor services firm whereby the consultant served as an investment consultant.

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

Future Plans. It is important to note that we will need additional capital before the end of December 2013. If we are unable to raise any additional capital within this timeframe we will be forced to further reduce or cease operations, sell some or all of our assets, or possibly face bankruptcy.

Our business strategy calls for an “outsourced” business model designed to support development of Tβ4-related products with minimal infrastructure. Beginning in late 2011, we began implementing significant cost-saving measures to conserve capital resources and maintain a minimal level of operations, while seeking additional funding and/or to complete a strategic transaction. As a result of our financial and strategic discussions over the past two years, we have refined our forward-looking strategy to leverage our existing resources into what we believe to be a creative and potentially value-driven path through 2014 and into 2015 provided additional funding is received. There are three potential clinical opportunities that we feel may provide important results in late 2014 or early 2015 that we can support with limited financial resources and our existing infrastructure, these results could be important clinical milestones for us and open or re-open doors for potential strategic and financial partners. The clinical opportunities include two potential investigator-sponsored clinical trials and the anticipated initiation of clinical trials in China by our licensee, Lee’s Pharmaceuticals. While the plans associated with the respective clinical trials are not finalized, we believe that RegeneRx’s support of the trials would be prudent utilization of our resources and funds, if available. We believe this effort can be accomplished with capital of approximately $2.5 million, some of which could potentially come from fees associated with an out-licensing transaction if it were to occur within the next twelve months. If we are able to secure the needed capital, it would be used primarily for drug product in the case of the two U.S. studies, as well as time and consultation by RegeneRx staff, maintaining existing operations such as patent prosecution and maintenance, negotiations with prospective strategic partners, evaluation of any financial or grant opportunities that become available, and maintaining compliance with our SEC reporting obligations through mid-2015. If we are able to secure sufficient capital in the near term, we believe data from these studies would be available in early 2015, and also believe that positive results in any one of the three trials could have a significant effect on the future success of RegeneRx. Therefore, our primary focus will be to leverage our existing resources and capabilities to raise the capital to support this approach and provide as much potential value as possible to our stockholders.

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

RGN-352

During 2009, we completed a Phase 1 clinical trial evaluating the safety, tolerability and pharmacokinetics of the intravenous administration of RGN-352 in 60 healthy subjects. Based on the results of this Phase 1 trial and extensive preclinical efficacy data published in peer-reviewed journals, in the second half of 2010, we began start-up activities for a Phase 2 study to evaluate RGN-352 (Tβ4 Injectable Solution) in patients who had suffered an AMI. We had planned to begin enrolling patients in this clinical trial near the beginning of the second quarter of 2011. However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with the current Good Manufacturing Practice (“cGMP”) regulations. We have since learned that the manufacturer has closed its manufacturing facility and filed for bankruptcy protection. The FDA has prohibited us from using any of the active drug or placebo formulated by this manufacturer in human trials; consequently, we must have study drug (RGN-352 and RGN-352 placebo) manufactured by a new cGMP-compliant manufacturer in the event we seek to move forward with this trial.

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

In 2012, researchers studying Tß4 under a material transfer agreement (“MTA”) found that Tß4 had beneficial effects in animal models of peripheral neuropathy, one of the major complications of diabetes. This research was published in the journal of Neurobiology of Disease in December and appears to corroborate previous findings using Tß4 for repair of central nervous system disorders.

RGN-137

Clinical Development — Epidermolysis Bullosa (“EB”). In 2005, we began enrolling patients in a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with EB. EB is a genetic disease of approximately 10 gene mutations that results in fragile skin and other epithelial structures (e.g., cornea and GI tract) that can blister spontaneously or separate at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. In severe cases, recurrent blistering and tissue loss may be life threatening. EB has been designated as an “orphan” indication by the FDA’s Office of Orphan Drugs. A portion of this trial was funded by a grant of $681,000 received from the FDA. This randomized, double-blind, placebo-controlled, dose-response trial, nine U.S. clinical sites evaluated the safety, tolerability, and wound healing effectiveness of three different concentrations of RGN-137 compared to placebo. RGN-137 was applied topically to the skin, once daily for up to 56 consecutive days. We completed enrollment of 30 out of the original target of 36 patients and closed the Phase 2 trial in late 2011 as the availability of eligible patients had been exhausted. The data in the form of listings, tables and figures have been generated for evaluation and subsequent reporting to the FDA.

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

Current Financial Circumstances

Due to our current financial condition as described further in this report, we continue to follow significant cost-saving measures to conserve capital resources and maintain a minimal level of operations, while seeking to receive additional funding and/or complete a strategic transaction. To that end, we have greatly reduced salaries and work schedules of our employees and have increasingly relied on reimbursements under a grant that we received from the National Institutes of Health (“NIH”), to fund employee salaries. In the first quarter of 2013 we substantially completed all of the work under the grant and have exhausted the grant as a financing source.

As of September 30, 2013 we had cash on hand of approximately $177,000 which will allow us to maintain current operations and continue work on opportunities related to our ophthalmic and cardiac drug candidates, as well as certain strategic financial opportunities into December 2013. Therefore, we will need to complete a financing or strategic transaction before the end of December 2013 to continue as a going concern, or we may be forced to cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our company.

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

Most of our expenditures to date have been for research and development, or research and development (“R&D”), activities and general and administrative, or G&A, activities. R&D costs include all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors. Those costs include manufacturing Tß4 and peptide fragments, formulation of Tß4 into our product candidates, stability studies for both Tß4, and the various formulations, preclinical toxicology, safety and pharmacokinetic studies, clinical trial management, medical oversight, laboratory evaluations, statistical data analysis, regulatory compliance, quality assurance and other related activities. R&D includes cash and non-cash compensation, payroll taxes, travel and other miscellaneous costs of our internal R&D personnel, four persons in total, who are dedicated on a part-time hourly basis to R&D efforts. R&D also includes a proration of our common infrastructure costs for office space and communications. We expense our R&D costs as they are incurred.

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

Results of Operations

Comparison of the three months ended September 30, 2013 and 2012

Revenue. We did not record any grant revenue in the three months ended September 30, 2013 compared to $295,000 for the same period in 2012. In May 2010, we were awarded a grant from NIH’s National Heart Lung & Blood Institute (“NHLBI”). This grant was for $1 million per year for three years. In the first quarter of 2013 we substantially completed all of the work under the grant and exhausted all funds awarded through the grant.

R&D Expenses. For the three months ended September 30, 2013, our R&D expenses decreased by $218,000, or 95%, to $11,000 from approximately $229,000 for the same period in 2012. During the three months ended September 30, 2012 our primary R&D focus had been preclinical animal work under our NIH grant. No comparable activities were underway during the same period in 2013 as we had completed substantially all of the work under the grant in the first quarter of 2013. The lower costs recorded in 2013 included a decrease in personnel related R&D expenses of approximately $45,000 and a decrease in outsourced preclinical activates of approximately $170,000.

G&A Expenses. For the three months ended September 30, 2013, our G&A expenses decreased by $10,000, or 6%, to $151,000, from $161,000 for the same period in 2012. Lower costs were incurred in the 2013 period versus the 2012 period for professional service costs (decrease of $106,000) which was offset by increases in investor relations expenses (increase of $35,000), board of director fees (increase of $50,000) and personnel and related costs (increase of $13,000). The increases in 2013 for investor relations and board fees result from the 2012 reversal of accrued liabilities for these items.

Comparison of the nine months ended September 30, 2013 and 2012

Revenue. We recognized $29,000 in revenue for the nine months ended September 30, 2013 from the NIH grant awarded in May 2010, compared to $1.1 million for the same period in 2012. The 2013 revenue recognized was based on the costs incurred during the period and represents the final work under the May 2010 NIH grant. The 2012 revenue related to preclinical animal studies conducted throughout 2012. As described above, in the first quarter of 2013 we substantially completed all of the work under the grant and will not be recording revenue related to this grant in the future.

R&D Expenses. For the nine months ended September 30, 2013, our R&D expenses decreased by approximately $808,000, or 83%, to $166,000 from approximately $974,000 for the same period in 2012. During the first quarter of 2013 we completed the work under the NIH grant which had been our primary R&D activity since the beginning of 2012. During the 2012 period we were actively engaged in planning and conducting a series of preclinical animal studies under the NIH grant. The lower costs recorded in 2013 included a decrease in personnel facility related R&D expenses of approximately $140,000 including a reduction in stock option expense of $33,000 and a decrease in outsourced preclinical activates of approximately $664,000.

G&A Expenses. For the nine months ended September 30, 2013, our G&A expenses decreased by $240,000, or 29%, to $597,000 from approximately $837,000 for the same period in 2012. Lower costs were incurred in the 2013 period versus the 2012 period for professional service costs (decrease of $173,000), fees paid to financial advisors (decrease of $106,000) and non-cash stock option expense (decrease of $57,000). These decreases were partially offset by increases in investor relations expenses (increase of $23,000), board of director fees (increase of $50,000) and personnel and related costs (increase of $20,000). The increases in 2013 for investor relations and board fees result from the 2012 reversal of accrued liabilities for these items. The 2013 reductions are reflective of our reduced level of operations during 2013, as a result the continued cost cutting measures described above.

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

We incurred a net loss of $664,000 for the nine months ended September 30, 2013. We had cash and cash equivalents of $177,000 at September 30, 2013. Based on our current operations, we believe our existing cash resources will be adequate to fund our operations only into December 2013, without considering any potential other sources of capital. In any event, we will continue to have a need for financing, which we may not be able to complete either on favorable terms or at all. If we are unable to complete a financing in the near future we may be forced to cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our company.

Cash Flows for the Nine Months Ended September 30, 2013 and 2012

Net cash used in operating activities was approximately $611,000 for the nine months ended September 30, 2013 as compared to $84,000 used in operating activities for the same nine months in 2012. In 2013 the net cash used in operating activities was primarily the result of our net loss during the period mitigated by collection of the year end grant receivable in the amount $177,000. Cash used in operating activities for the nine months ended September 30, 2012 reflects the receipt of a $400,000 license fee in connection with our license agreement with Lee’s Pharmaceutical, Inc. coupled with significantly reduced costs and a significant increase in accounts payable which resulted in a small decrease in operating cash for the period. We did not sell any equity securities during the nine months ended September 30, 2012 or engage in any other financing activities. During the same period in 2013, we raised net proceeds from the sale of convertible notes of $646,000.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. We are not currently enrolling patients in any clinical trials. As a result of our financial and strategic discussions over the past two years, we have refined our forward-looking strategy to leverage our existing resources into what we believe to be a creative and potentially value-driven path through 2014 and into 2015. There are three potential clinical opportunities that we feel may provide important results during early 2015 that we can support with limited financial resources and our existing infrastructure, the results of any one of which could likely be an important clinical milestone for us and open or re-open doors for potential strategic and financial partners. The clinical opportunities include two potential investigator-sponsored clinical trials and the anticipated initiation of clinical trials in China by our licensee, Lee’s Pharmaceuticals. While the plans associated with the respective clinical trials are not finalized, we believe that RegeneRx’s support of the trials is prudent utilization of our resources and funds. We believe this effort can be accomplished with capital of approximately $2.5 million, some of which could potentially come from fees associated with out-licensing transactions, if any, occurring within the next twelve months. The use of proceeds from such a financing, if we are able to secure such capital, would be primarily for drug product in the case of the two U.S. studies, as well as time and consultation by RegeneRx staff, maintaining existing operations such as patent prosecution and maintenance, negotiations with prospective strategic partners, evaluation of any financial or grant opportunities that become available, and maintaining compliance with our SEC reporting obligations through mid-2015. If we are able to secure sufficient capital in the near term, we believe data from these studies would be obtained in early 2015, and also believe that positive results in any one of the three trials could have a significant effect on the future success of RegeneRx. Therefore, our primary focus will be to leverage our existing resources and capabilities to raise the capital to support this approach and provide as much potential value as possible to our stockholders.

It is important to note that we will need additional capital before the end of December 2013. If we are unable to raise any additional capital within this timeframe we will be forced to further reduce or cease operations, sell some or all of our assets, or possibly face bankruptcy.

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings and most recently through the issuance of convertible debt securities and warrants. Our largest stockholder group, which we refer to as Sigma-Tau, has historically provided equity capital to us, including $150,000 pursuant to the most recent convertible debt placement in September 2013, $200,000 pursuant to the convertible debt placement in October 2012, private placements of $950,000 in January 2011 and $1.6 million in October 2009. Sigma-Tau has no commitment to provide us with any additional capital. In January 2011, we also raised $500,000 from a registered direct offering of our securities to LPC and an additional $348,200 in sales of common stock to LPC under an equity line facility discussed below.

Committed Equity Line with LPC

In January 2011, we also entered into an $11 million committed equity facility with LPC. We filed a registration statement for the resale by LPC of 15 million shares of common stock issuable under the facility through October 2013. If effective, the facility provided us with the right but not the obligation to direct LPC to purchase up to 200,000 shares of common stock every two business days at a purchase price calculated by reference to the prevailing market price of our common stock without any fixed discount, subject to the floor price of $0.15 per share.

There were no trading volume requirements or restrictions under the facility, and we controlled the timing and amount of any sales of our common stock to LPC. Our ability to sell our shares to LPC was also subject to our obtaining all necessary consents, amendments or waivers as may be required, and subject to the shares to be sold having been registered for resale. LPC had no right to require any sales by us, but was obligated to make purchases from us as we directed in accordance with the facility. We could also accelerate the amount of common stock to be purchased under certain circumstances. There were no limitations on use of proceeds, financial or business covenants, restrictions on other funding, rights of first refusal, participation rights, penalties or liquidated damages. We could terminate the facility at any time, in our discretion, without any penalty or cost to us. In 2011 we issued an aggregate of 1,530,336 shares of common stock to LPC under this facility for net proceeds of $348,200. In 2012 we did not sell any additional shares to LPC and at December 31, 2012 additional sales to LPC were not available as our share price was less than $0.15 per share. During the nine months ended September 30, 2013 we did not sell any shares to LPC. In October 2013 the equity facility expired and is no longer available.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2013, these cash equivalents were approximately $177,000. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of September 30, 2013, the change in fair value of our financial instruments would not have been material.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based upon this evaluation, management has concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential sales of our securities, we estimate that our existing capital resources will only be sufficient to fund our operations into December 2013.

As of September 30, 2013 we had cash on hand of approximately $177,000. This cash represents the residual proceeds received pursuant to the private placement of $321,000 in convertible promissory notes on September 12, 2013. This placement along with a smaller placement of $100,000 of convertible promissory notes on July 5, 2013, result in a total of approximately $946,000 in note proceeds pursuant to the placement of convertible promissory notes between October 2012 and September 2013 with members of management, outside directors, an affiliate and two unaffiliated investors. The loan proceeds from the September 2013 placement will allow us to maintain current operations and continue work on opportunities related to our ophthalmic and cardiac drug candidates, as well as certain strategic financial opportunities into December 2013. We previously had been relying on an NIH grant to fund our research and development activities. In the first quarter of 2013 we substantially completed all of the work under the grant and have exhausted the grant as a financing source. Therefore, we will need to complete a financing or strategic transaction before the end of December 2013 to continue as a going concern, or we may be forced to cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our company.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of September 30, 2013, our accumulated deficit totaled approximately $97 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, we estimate that our existing capital resources will be adequate to fund our operations only into December 2013. We continue to seek other sources of capital, but if we are unable to obtain sufficient financing in the near term, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Mauro Bove, a member of our Board of Directors, is also a director and officer of entities affiliated with Sigma-Tau, which collectively make up our largest stockholder group. Sigma-Tau has provided us with significant funding, may continue doing so in the future, and is also our strategic partner in Europe with respect to the development of certain of our drug candidates. We have issued shares of common stock, convertible promissory notes and common stock warrants to Sigma-Tau and its affiliates in several private placement financing transactions, including as recently as September 2013. We have licensed certain rights to our product candidates generally for the treatment of dermal and internal wounds to Sigma-Tau. Under the license agreement, upon the completion of a Phase 2 clinical trial of either of these product candidates that yields positive results in terms of clinical efficacy and safety, Sigma-Tau is obligated to either make a $5 million milestone payment to us or to initiate and fund a pivotal Phase 3 clinical trial of the product candidate. In 2009, we completed two Phase 2 clinical trials of RGN-137, but these trials were not sufficient to trigger the milestone obligation. There can be no assurance that we will ever receive this payment or be able to initiate a pivotal Phase 3 clinical trial of RGN-137 that would be funded by Sigma-Tau. As a result of Mr. Bove’s relationship with Sigma-Tau, there could be a conflict of interest between Sigma-Tau and our other stockholders with respect to these and other agreements and circumstances that may require the exercise of the Board’s discretion with respect to Sigma-Tau. Any decision in the best interests of Sigma-Tau may not be in the best interest of our other stockholders.

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

Our success will depend in part on our ability to obtain, defend and enforce patents, both in the United States and abroad. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. As described elsewhere in this report, we currently do not have adequate financial resources to fund our ongoing business activities beyond December of 2013 without additional funding. As a result of our current financial condition, we continuously evaluate our issued patents and patent applications and may decide to limit their therapeutic and/or geographic coverage in an effort to enhance our ability to focus on certain medical conditions and countries within our financial constraints. As a result, we may not be able to protect our intellectual property rights in indications and/or territories that we otherwise would, and, therefore, our ability to commercialize Tß4, if at all, could be substantially limited, which could have a material adverse impact on our future results of operations.

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

For the period from January 1, 2012 through November 11, 2013, the closing price of our common stock has ranged from $0.06 to $0.22, with an average daily trading volume of approximately 36,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

As of September 30, 2013, there were outstanding options to purchase an aggregate of 5,999,599 shares of our common stock at exercise prices ranging from $0.14 per share to $3.82 per share and outstanding warrants to purchase 11,468,901 shares of our common stock at a weighted average exercise price of $0.64 per share. In addition to the outstanding options and warrants we have also issued four series of convertible promissory notes which are presently convertible into an aggregate of 12,968,667 shares of our common stock. In October 2012, we sold convertible promissory notes totaling $300,000 that are convertible into 2,000,000 shares of common stock at a conversion price of $0.15 per share. In March 2013, we sold a second series of convertible promissory notes, which notes totaled $225,000 and are initially convertible into 3,750,000 shares of common stock at a conversion price of $0.06 per share. In July 2013, we sold a third series of convertible promissory notes, which notes totaled $100,000 and are initially convertible into 1,666,667 shares of common stock at a conversion price of $0.06 per share. In September 2013, we sold a fourth series of convertible promissory notes, which notes totaled $321,000 and are initially convertible into 5,350,000 shares of common stock at a conversion price of $0.06 per share. The notes issued in March 2013, July 2013 and September 2013 also contain down round provisions under which the conversion prices of these notes could be decreased as a result of future equity offerings. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)
3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to the Company’s Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.6 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.3	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.4	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.5	Letter Agreement between the Company and J.J. Finkelstein, dated July 5, 2013	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.6	Letter Agreement between the Company and David R. Crockford, dated July 5, 2013	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.7	Letter Agreement between the Company and Allan L. Goldstein, dated July 5, 2013	Exhibit 10.4 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.8	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 17, 2013)

10.9	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 17, 2013)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (iii) Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (iv) Notes to Financial Statements.	Filed herewith

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

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

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: November 18, 2013	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant and as Principal Financial Officer)

