Form 10-K
period 2013-12-31
REGENERX BIOPHARMACEUTICALS INC
filed 2014-04-04
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

As of June 28, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3.7 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as quoted on the Over-the-Counter Bulletin Board, or the OTC Bulletin Board, on June 30, 2013.

The number of shares outstanding of the registrant’s common stock as of March 28, 2014 was 92,983,247.

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

Current Financial Circumstances

On March 7, 2014, we entered into licensing and one securities purchase agreements with G-treeBNT Co., Ltd. (“G-treeBNT”) formally known as Digital Aria Co., Ltd. under which G-treeBNT agreed to purchase up to $2,350,000 of our common stock and receive an option to purchase an additional $825,000 of our common stock over the next eleven months. On March 28, 2014 we received the proceeds from the first equity purchase in the amount of $1,350,000 from G-treeBNT.   With the proceeds from this first sale, coupled with the proceeds from the January 2014 placement of convertible promissory notes of $55,000 from 5 accredited investors, we have resources to continue operations.  The operations include the development of RGN-259 for certain ophthalmic indications, including pursuing clinical development for the treatment of dry-eye syndrome and neurotrophic keratopathy (NK), for which we recently received orphan designation. We believe that we will be able to extend these activities for the next twelve months with the cash on hand plus the proceeds from the second common stock purchase closing with G-treeBNT that is scheduled to occur on or before August 31, 2014.  This estimate may change if we are able to accelerate our development efforts or if we discover that we need to undertake additional efforts to support our objectives in which case we would need additional capital in less than 12 months.  In addition to the RGN-259 development activities we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

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

Although it is recognized that wound healing and tissue regeneration are complex processes, most companies working to develop new drugs in this area have focused primarily on the development of growth factors to stimulate healing only and have, to date, failed to demonstrate dramatic improvements in the healing process. Unlike growth factors, numerous preclinical animal studies, published by independent researchers, have identified several important biological activities involving Tß4 that we believe make it potentially useful as a wound healing, repair and tissue regenerating agent. These activities include:

•	Progenitor (Stem) Cell Differentiation. Independent research published in the journal Nature in November 2006 featured the discovery that Tß4 is the key signaling molecule that triggers adult epicardial progenitor cells, or EPCs, to differentiate into coronary blood vessels. EPCs are partially differentiated stem cells that can further differentiate into specific cell types when needed. Confirmatory research published in 2009 in the Journal of Molecular and Cellular Cardiology concluded that Tß4 is responsible for the initiation of the embryonic coronary developmental program and EPC differentiation in adult mice. These publications confirm that Tß4’s interaction with EPCs is necessary for the maintenance of a healthy adult animal heart, as well as for normal embryo and fetal heart development in mammals. In Neuroscience (2009 and 2010), and the J. Neurosurgery (2010), Tß4 was shown to stimulate oligedendrogenesis, i.e., the differentiation of oligedendroctye progenitor cells into myelin-producting oligodentrocytes, whereby restoring nerve function in animal models of multiple sclerosis, stroke, and traumatic brain injury.

•	Actin Regulation. Tß4 regulates actin, which comprises up to 10% of the protein of non-muscle cells in the body and plays a central role in cell structure and in the movement of cells. Independent research studies have indicated that Tß4 stimulates the migration of human keratinocytes, or skin cells, as well as corneal epithelial cells that protect the eye, human endothelial cells and progenitor cells of the heart and brain. Endothelial cells are the major cell type responsible for the formation of new blood vessels, a process known as angiogenesis. Certain of these studies conducted at the National Institutes of Health, or NIH, were the first to suggest the role of Tß4 in wound healing. The data from these studies encouraged us to license the rights to Tß4 from the NIH in 2001 and to launch an initial clinical development program that targeted the use Tß4 for chronic dermal wounds.

•	Reduction of Inflammation. Uncontrolled inflammation is the underlying basis of many pathologies and injuries. Independent research has shown that Tß4 is a potent anti-inflammatory agent in skin cells and in corneal epithelial cells in the eye. Tß4 has also been shown to decrease the levels of inflammatory mediators and to significantly reduce the influx of inflammatory cells in the reperfused heart of animals. More recent preclinical research suggests that Tß4 blocks activation of the NFκB pathway, which is involved in DNA activation of inflammatory mediators, thereby modulating inflammation in the body. This anti-inflammatory activity may explain, in part, the mechanism by which Tß4 appeared to improve functional outcome in the mouse multiple sclerosis model described above, as well as promoting repair in the heart and skin. Identifying a factor such as Tß4 that blocks activation of NFκB suggests that Tß4 could have additional important therapeutic applications for inflammation-related diseases, such as cancer, osteoarthritis, rheumatic diseases, autoimmune diseases, inflammatory pulmonary disease and pancreatitis.

•	Collagen and Laminin-5 Stimulation. Tß4 has a number of additional biological activities shown to reduce inflammation, stimulate the formation of collagen, and up-regulate the expression of laminin-5, a subepithelial basement membrane protein. Both collagen and laminin-5 are central to healthy tissue, wound healing and the prevention of disease.

•	Anti-Apoptotic. Tß4 has been shown to prevent apoptosis, or programmed cell death, in two animal models and in two tissue types. In the rodent model, corneal apoptosis, or loss of corneal epithelial cells leading to corneal epithelial thinning, was prevented through topical administration of Tß4 eye drops. In the heart muscle of ischemic animal models, such as in mice and pigs, cell death was prevented by either local or systemic administration of Tß4.

The 2006 Nature publication also concluded that Tß4’s interaction with EPCs resulted in the formation of cardiomyocytes that repaired damaged myocardium, or heart tissue, in mice after an induced acute myocardial infarction, or AMI, commonly known as a heart attack. Research published in the journal Circulation showed Tß4’s cardioprotective effects in a pig ischemic-reperfusion model. This pig model is accepted as an important model upon which to base human clinical research, as pigs are larger mammals, the anatomy of the pig heart is similar to the human heart, and vascular response processes are completed five to six times faster in pigs than in humans, so that long-term results can be obtained in a relatively short period of time. This research also identified Tß4’s interaction with EPCs as the underlying basis of cardioprotection through the differentiation of EPCs into cardiomyocytes, yielding statistically significant cardiac functional recovery results when compared to the administration of placebo.

Similar research in the area of brain tissue was published in the journal Neuroscience. This publication concluded that Tß4 triggered the differentiation of oligodendrocyte progenitor cells to form myelin-producing oligodendrocytes, which led to the remyelination of axons in the brain of mice with experimental autoimmune encephalomyelitis, or EAE. This mouse model is an accepted small animal model for the study of multiple sclerosis. Research published in the Journal of Neurosurgery showed that Tß4 could improve functional neurological outcome in an animal stroke model. A second study was published in the Journal of Neurosurgery demonstrating that administration of Tβ4 can significantly improve histological and functional outcomes in rats with traumatic brain injury, or TBI, indicating that Tβ4 has considerable therapeutic potential for patients with TBI. More recently, researchers studying Tß4 under a material transfer agreement (MTA) found that Tß4 had beneficial effects in animal models of peripheral neuropathy, one of the major complications of diabetes. This research was published in the journal of Neurobiology of Disease in December 2012 and appears to corroborate previous findings using Tß4 for repair of central nervous system disorders.

We believe that these various biological activities work in concert to play a vital role in the healing and repair of injured or damaged tissue and suggest that Tß4 is an essential component of the tissue protection and regeneration process that may lead to many potential medical applications. All of our product candidates utilize Tß4 as the active pharmaceutical ingredient (API), which is manufactured by solid-phase peptide synthesis and is an exact copy of the naturally occurring peptide. We have created three distinct formulations for various routes of administration and medical indications.

Our Product Candidates

RGN-259

RGN-259 is our proprietary preservative-free eye drop formulation of Thymosin beta 4. In September 2011, we completed a Phase 2a exploratory clinical trial evaluating the safety and efficacy of RGN-259 in 72 patients with moderate dry eye syndrome. Patients were randomly assigned to receive either RGN-259 or placebo in this double-masked, placebo-controlled trial. All patients received either RGN-259 (0.1% concentration) or placebo, twice daily for 30 days. Various signs and symptoms of dry eye, such as the degree of ocular surface damage, ocular itching, burning and grittiness, among others, were graded periodically during and following the treatment period. The trial was conducted by Ora Inc., an ophthalmic contract research organization that specializes in dry eye research and clinical trials, and utilized Ora’s Controlled Adverse Environment (CAEsm) chamber, which is a model that exacerbates dry eye signs and symptoms in the dry eye patient.

In November 2011, we reported preliminary safety and efficacy results from the trial. RGN-259 was deemed safe and well-tolerated, with no observed drug-related adverse events.

The co-primary outcome measures evaluated in the trial were inferior corneal fluorescein staining and decreased ocular discomfort on day 29, 24 hours after CAE challenge. Various secondary outcome efficacy measures were also evaluated in the trial. While the study did not meet statistical significance for reducing inferior corneal fluorescein staining, it did show a positive trend, in this exploratory trial. RGN-259 did show a statistically significant efficacy result in the other co-primary endpoint of decreased ocular discomfort. Statistical significance (p value) of ≤ 0.05 is the generally accepted threshold for showing an outcome did not happen merely by chance.

Key outcome measures are as follows:

Patients receiving RGN-259 experienced a 325% greater reduction from baseline in central corneal fluorescein staining compared to placebo at the 24 hour recovery period (p = 0.0075). Reduction of fluorescein staining is indicative of a reduction in ocular surface damage of the central cornea;

Patients receiving RGN-259 experienced a 257% greater reduction from baseline in exacerbation of superior corneal fluorescein staining in the CAE chamber as compared to the placebo (p = 0.0210); and

Patients receiving RGN-259 experienced a 27.3% greater reduction in exacerbation of ocular discomfort at day 28 during a 75-minute challenge in the CAE chamber compared to the placebo group (p = 0.0244). Reduction indicates that RGN-259 can slow progression of ocular symptoms in patients with dry eye syndrome.

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

With respect to inferior corneal fluorescein staining, we did see a trend toward improvement, meaning that we observed reduced staining, at day 28 during exposure to adverse conditions in the CAE chamber in patients receiving RGN-259 compared to placebo, although this improvement was not deemed to be statistically significant (p = 0.0968).

The co-primary outcome measures, selected at the outset of this initial exploratory trial, were based on the best available animal data at the time but without the benefit of any actual human clinical experience in dry eye. Therefore, we believe that our not having met one of the two co-primary outcome measures at this stage is not as important as identifying statistically significant outcomes that could potentially serve as approvable endpoints in later stage or in pivotal Phase 3 clinical trials. We believe that the statistically significant observation of reduction in central corneal staining, as well as symptom improvements observed in the trial and described above, reflect actual patient benefits and would represent acceptable outcome measures to the FDA for possible use in follow-up Phase 2 or confirmatory pivotal Phase 3 trials. We are currently preparing a clinical study report for submission to the FDA that will describe the results of the exploratory Phase 2 clinical trial.

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

In the trial, nine patients with severe dry eye (18 eyes) were treated with RGN-259 or vehicle control six times daily over a period of 28 days. They were evaluated upon entering the study after a two week washout period, at weekly intervals during the treatment phase, at the end of the 28-day treatment period, and at a follow-up visit 28 days after treatment. Statistically significant differences in sign and symptom assessments, such as ocular discomfort and corneal fluorescein staining, were seen at various time points throughout the study. Of particular note were the differences between RGN-259 and vehicle control 28 days post-treatment, or the follow-up period. The RGN-259-treated group had a 35.1% reduction of ocular discomfort compared to vehicle control (p = 0.0141), and a 59.1% reduction of total corneal fluorescein staining compared to vehicle control (p = 0.0108).

Consistent with the reduction of ocular discomfort and fluorescein staining at the 28-day follow-up visit, other improvements seen in the RGN-259-treated patients included tear film breakup time and increased tear volume production. Likewise, these improvements were seen at other time points in the study.

Lee’s Pharmaceuticals. In July 2012, we entered into a License Agreement with Lee’s Pharmaceutical (HK) Limited, headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. We understand Lee’s will be filing an IND in the second quarter with the Chinese FDA to begin clinical development with RGN-259 in China for dry-eye. Lee’s is an affiliate of Sigma-Tau, which collectively with its affiliates is our largest stockholder.

G-treeBNT. In March 2014, we entered into a License Agreement with G-treeBNT Co., Ltd., headquartered in Gyeonggi-do, Korea for the license of RGN-259. G-treeBNT licensed certain development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan) G-treeBNT simultaneously committed to purchase approximately 19.6 million shares of our common stock in two closings and, after closing the initial purchase on March 28, 2014, is currently our second largest shareholder.

Future Clinical Plans. We are in the process of evaluating the best path to reinitiate clinical activity for the treatment of dry eye while also evaluating the use and development of RGN-259 for patients with neurotrophic keratopathy (NK) under the recent orphan designation. Based on the results of the Phase 2 clinical trials in patients with moderate and severe dry eye syndrome we are designing a Phase 2b clinical trial that we believe could confirm previous findings and generate important data for future marketing approval. This trial will also likely be a physician-sponsored trial for which we will supply regulatory support and clinical material. We currently expect that the trial will be initiated in the second half of 2014. With the orphan drug designation received from the FDA Office of Orphan Products on December 31, 2013, we are now evaluating the potential for accelerating development of RGN-259 in patients with non-healing NK. Based on the safety profile of RGN-259 and our clinical experience in treating ophthalmic patients, we are considering moving directly into Phase 3 clinical trials. In this event, we will likely need to raise additional capital to complete the trial. Subject to our raising additional capital to fund the trial, we believe a Phase 3 trial in patients with NK could be initiated in the second half of 2014 and completed in the first half of 2015.

RGN-352

During 2009, we completed a Phase 1 clinical trial evaluating the safety, tolerability and pharmacokinetics of the intravenous administration of RGN-352 in 60 healthy subjects. Based on the results of this Phase 1 trial and extensive preclinical efficacy data published in peer-reviewed journals, in the second half of 2010, we began start-up activities for a Phase 2 study to evaluate RGN-352 (Tß4 Injectable Solution) in patients who had suffered an AMI. We had planned to begin enrolling patients in this clinical trial near the beginning of the second quarter of 2011. However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with the current Good Manufacturing Practice (cGMP) regulations. We have since learned that the manufacturer has closed its manufacturing facility and filed for bankruptcy protection. The FDA has prohibited us from using any of the active drug or placebo formulated by this manufacturer in human trials; consequently, we must have study drug (RGN-352 and RGN-352 placebo) manufactured by a new cGMP-compliant manufacturer in the event we seek to move forward with this trial. Therefore, we have elected to postpone activities on this trial until the requisite funding or a partner is secured.

In addition to the potential application of RGN-352 for the treatment of cardiovascular disease, preclinical research published in the scientific journals Neuroscience and the Journal of Neurosurgery indicates that RGN-352 may also prove useful for patients with multiple sclerosis, or MS, as well as patients suffering a stroke or traumatic brain injury. In these preclinical studies, the administration of Tß4 resulted in regeneration of neuronal tissue by promoting remyelination of axons and stimulating oligodendrogenesis, resulting in improvement of neurological functional activity. Based on this preclinical research, depending on our capital resources, we may in the future support a proposed physician-sponsored Phase 1/2 clinical trial to be conducted at a major U.S. medical center to evaluate the therapeutic potential of RGN-352 in patients with MS, stroke or traumatic brain injury.

In 2012, researchers studying Tß4 under a material transfer agreement (MTA) found that Tß4 had beneficial effects in animal models of peripheral neuropathy, one of the major complications of diabetes. This research was published in the journal of Neurobiology of Disease in December 2012 and appears to corroborate previous findings using Tß4 for repair of central nervous system disorders.

RGN-137

Clinical Development — Epidermolysis Bullosa (EB).  In 2005, we began enrolling patients in a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with EB. EB is a genetic disease of approximately 10 gene mutations that results in fragile skin and other epithelial structures (e.g., cornea and GI tract) that can blister spontaneously or separate at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. In severe cases, recurrent blistering and tissue loss may be life threatening. EB has been designated as an “orphan” indication by the FDA’s Office of Orphan Drugs. A portion of this trial was funded by a grant of $681,000 received from the FDA. In this randomized, double-blind, placebo-controlled, dose-response trial, nine U.S. clinical sites evaluated the safety, tolerability, and wound healing effectiveness of three different concentrations of RGN-137 compared to placebo. RGN-137 was applied topically to the skin, once daily for up to 56 consecutive days. We completed enrollment of 30 out of the original target of 36 patients and closed the Phase 2 trial in late 2011 as the availability of eligible patients had been exhausted. We have engaged a consultant to draft the final report and we expect it to be submitted to the FDA in the second quarter of 2014.

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

G-treeBNT. In March 2014, we entered into a License Agreement with G-treeBNT Co., Ltd., for the license of RGN-137. G-treeBNT licensed certain development and commercialization rights for RGN-137 in the U.S. G-treeBNT also committed to purchase an aggregate of approximately 19.6 million shares of our common stock in two closings and after closing the initial purchase on March 28, 2014, is currently our second largest shareholder.

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

On March 8, 2014, we announced that we had signed a License Agreement with G-treeBNT Co., Ltd., headquartered in Gyeonggi-do, Korea for the license of the RGN-259 and RGN-137 product candidates. G-treeBNT licensed the development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan) while also licensing the development and commercialization rights for RGN-137 in the U.S.

We have entered into a strategic partnership with Defiante Farmaceutica S.A., or Defiante, a subsidiary and one of several entities affiliated with Sigma-Tau Group, a leading international pharmaceutical company which collectively comprise our largest shareholder, or Sigma-Tau, for development and marketing of RGN-137 and RGN-352 for specified indications in Europe and other contiguous countries. Defiante merged with Sigma-Tau Industrie Farmaceutiche Riunite S. P. A. in 2013.

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

Among the conditions for NDA approval is the requirement that the applicable clinical, pharmacovigilance, quality control and manufacturing procedures conform on an ongoing basis with current Good Clinical Practices, Good Laboratory Practices, current Good Manufacturing Practices, and computer information system validation standards. During the review of an NDA, the FDA will perform a pre-licensing inspection of select clinical sites, manufacturing facilities and the related quality control records to determine the applicant’s compliance with these requirements. To assure compliance, applicants must continue to expend time, money and effort in the area of training, production and quality control. After approval of any product, manufacturers are subject to periodic inspections by the FDA. If a company fails to comply with FDA regulatory requirements, FDA may pursue a wide range of remedial actions, including seizure of products, corrective actions, warning letters and fines. As described in this report, in 2010 one of our prior contract manufacturers was alleged by the FDA to have not complied with current Good Manufacturing Practices, which impaired our ability to conduct a Phase 2 AMI trial with RGN-352.

We have received orphan drug designation from the FDA for RGN-137 for the treatment of EB and RGN-259 for the treatment of neurotrophic keratopathy. The FDA may designate a product or products as having orphan drug status to treat a disease or condition that affects less than 200,000 individuals in the United States, or, if patients of a disease number more than 200,000, the sponsor can establish that it does not realistically anticipate its product sales will be sufficient to recover its costs. If a product candidate is designated as an orphan drug, then the sponsor may receive incentives to undertake the development and marketing of the product, including grants for clinical trials, as well as a waiver of the user fees for submission of an NDA application. For example, as described above, we received a grant from the FDA for our Phase 2 clinical trial of RGN-137 to treat patients with EB.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to marketing exclusivity for a period of seven years in the United States and ten years in the EU. There may be multiple designations of orphan drug status for a given drug and for different indications. Orphan drug designation does not guarantee that a product candidate will be approved by the FDA for marketing for the designation, and even if a sponsor of a product candidate for an indication for use with an orphan drug designation is the first to obtain FDA approval of an NDA for that designation and obtains marketing exclusivity, another sponsor’s application for the same drug product may be approved by the FDA during the period of exclusivity if the FDA concludes that the competing product is clinically superior. In this instance, the orphan designation and marketing exclusivity originally granted would be lost in favor of the clinically superior product.

Intellectual Property

We hold worldwide patents and patent applications covering peptide compositions, uses and formulations related to dermal and ophthalmic indications and other organ and tissue repair activities, as well as for cosmetic and consumer product applications. In 2001, we entered into a license agreement with the NIH under which we received an exclusive worldwide license from the NIH for all claims within the scope of the NIH’s patent application, and any issued patents, covering the use of Tß4 as a tissue repair and regeneration factor. During 2007, patents were issued in Europe and the United States related to the original NIH patent application, which patents expire in July 2019. Corresponding patents have been granted in Hong Kong, Australia and China and certain other territories. The issued European patent was opposed by a third party at the European Patent Office, and in December 2009, we argued the case before the Opposition Division of the European Patent Office in Munich, Germany and prevailed with certain amendments to the claims. In exchange for the exclusive license, we agreed to make certain minimum royalty and milestone payments to the NIH. Through December 31, 2012, we have complied with all minimum royalty requirements, and no milestone payments have been required under the agreement. In 2013, we amended certain provisions of the exclusive license; we were permitted to credit amounts paid to prosecute or maintain the licensed patent rights during 2013 calendar year against the 2013 minimum annual royalty, reducing the minimum annual royalty beginning in 2014 to $2,000 and fixing the maximum sublicense participation fee. We hold a U.S. patent relating to the use of Tß4 for treatment of alopecia, an autoimmune skin disease that results in hair loss, which expires in 2017, with corresponding patents in Europe and Singapore that expire in 2018. In 2006, we were issued a patent in China for the use of Tß4 to treat EB, which expires in 2022.

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

We have also evaluated a number of our patents and patent applications in certain territories to determine whether it is cost-effective to continue to maintain or prosecute them. In some cases, we have determined that the value or potential value of such patents and/or applications is not worth the continued effort or expense and have either ceased efforts to pursue specific patents or abandoned any that have short expiries or cover countries of minimal strategic interest to us or our partners. We will continue to evaluate our portfolio and take such actions from time to time as appropriate.

Material Agreements

National Institutes of Health

We have entered into a license agreement with NIH under which we are obligated to pay an annual minimum royalty of $25,000. In 2013 we amended certain provisions of the exclusive license; we were permitted to credit amounts paid to prosecute or maintain the licensed patent rights during 2013 calendar year against the 2013 minimum annual royalty. Beginning in 2014 the minimum annual royalty is $2,000. Additionally, we are obligated to pay the NIH a percentage of sales of qualifying product candidates, if any. There have been no such sales to date.

Defiante/Sigma-Tau

We have exclusively licensed certain internal and external wound healing European rights to Tß4 to Defiante which merged with Sigma-Tau Industrie Farmaceutiche Riunite S. P. A. in 2013. These licensed rights to Tß4 include its use to treat indications that are the subject of all of our current dermal clinical trials of RGN-137, as well as the treatment of heart attacks. The license excludes the use of Tß4 in any ophthalmic indications and other indications that are disease-based and not the result of a wound. Under the agreement, Sigma-Tau may develop Tß4 for the treatment of internal and external wounds in Europe and certain other contiguous and geographically relevant countries. The license agreement expires on a country-by-country basis upon the later of the expiration of the last to expire of any granted patent in the territory having at least one valid claim covering the products then on the market, the expiration of any other exclusive or proprietary marketing rights, or January 2016.

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

G-treeBNT

On March 7, 2014, we entered into license agreements with G-treeBNT Co., Ltd. The two Licensing Agreements are for the license of territorial rights to two of our Thymosin Beta 4-based products candidates, RGN-259 and RGN-137.

Under the License Agreement for RGN-259, our preservative-free eye drop product candidate, G-treeBNT will have the right to develop and commercialize RGN-259 in Asia (excluding China, Hong Kong, Taiwan, and Macau). The rights will be exclusive in Korea, Japan, Australia, New Zealand, Brunei, Cambodia, East Timor, Indonesia, Laos, Malaysia, Mongolia, Myanmar (Burma), Philippines, Singapore, Thailand, Vietnam, and Kazakhstan, and semi-exclusive in India, Pakistan, Bangladesh, Bhutan, Maldives, Nepal, Sri Lanka, Kyrgyzstan, Tajikistan, Turkmenistan and Uzbekistan, collectively, the Territory (the “259 Territory”). Under the 259 License Agreement we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double digit percentage of any commercial sales of the licensed product sold by G-treeBNT in the 259 Territory.

Under the License Agreement for RGN-137, our topical dermal gel product candidate, G-treeBNT will have the exclusive right to develop and commercialize RGN-137 in the U.S. (the”137 Territory”). Under the 137 License Agreement we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double digit percentage of any commercial sales of the Company’s licensed product sold by G-treeBNT in the 137 Territory.

Each license agreement contains diligence provisions which require the initiation of certain clinical trials within certain time periods that, if not met, would result in the loss of rights or exclusivity in certain countries. G-treeBNT will pay for all developmental costs associated with each product candidate. We will provide a certain limited amount of Tβ4 to G-treeBNT at no charge for initial clinical trials in Korea, Japan and Australia for RGN-259 and in the U.S. for RGN-137 and will provide Tβ4 to G-treeBNT for all other developmental and clinical work on a cost plus basis. We retain the manufacturing and supply rights for Tβ4 in the respective Territories and the parties will negotiate in good faith an exclusive supply agreement for Tβ4 as soon as practicable. We will also have the right to exclusively license any improvements made by G-treeBNT to our products outside of the licensed territory on a royalty free basis.

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

Employees

Due to our financial condition, beginning in January 2012, all employees became part-time hourly employees with reduced work schedules. Additionally, in January 2012, we discontinued providing employee health benefits and company-sponsored 401(k) matching contributions. Through 2012 the majority of our research and development staff’s efforts was directed to work under a grant that we received from the NIH which we substantially completed in January 2013, since that time, the majority of our efforts have been directed toward our strategic partnering objectives. With the anticipated receipt of a total of $2.35 million in operating capital provided by the recent transaction with G-treeBNT, we plan to modify arrangements with employees, increasing work schedules and compensation, in order to meet the needs of our current operating objectives. We currently have five hourly employees and we retain two independent contractors. We believe that we have good relations with our employees.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital resources and G-treeBNT’s committed equity purchase will only be sufficient to fund our operations for the next 12 months.

As of December 31, 2013 we had cash on hand of approximately $6,000. On March 28, 2014 we received the proceeds from the first equity purchase in the amount of $1,350,000 from G-treeBNT, pursuant to the March 2014 securities purchase agreement with G-treeBNT. With the proceeds from this first sale, coupled with the proceeds from the January 2014 placement of convertible promissory notes for $55,000 from five accredited investors, we have resources to continue operations. The operations include continuing the development of RGN-259 for certain ophthalmic indications, including limited support of a physician-sponsored Phase 2 trial for the treatment of dry eye syndrome and initiating clinical development of RGN-259 for the treatment of neurotrophic keratopathy (NK), for which we recently received orphan designation. We believe that we will be able to extend these activities for the next twelve months with the cash on hand plus the proceeds from the second common stock purchase closing with G-treeBNT that is scheduled to occur on or before August 31, 2014. This estimate will change and we will need additional capital in less than 12 months if we are able to accelerate or we need to undertake additional efforts to support our objectives. In addition to the RGN-259 development activities we intend to continue to pursue additional partnering activities, most notably for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications. Therefore, we could need to complete an additional financing or strategic transaction within the next twelve months to continue as a going concern, or we may be forced to cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our company.

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

Further, if we raise additional funds by selling shares of our common stock or securities convertible into our common stock the ownership interest of our existing stockholders may be significantly diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants or the granting of security interests in our assets.

Our failure to successfully address our long-term liquidity requirements would have a material negative impact on our business, including the possibility of surrendering our rights to some technologies or product opportunities, delaying our clinical trials or ceasing our operations.

We have incurred losses since inception and expect to incur significant losses in the foreseeable future and may never become profitable.

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of December 31, 2013, our accumulated deficit totaled approximately $97 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2013 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, we estimate that our existing capital resources, including the money received from G-treeBNT in March 2014 coupled with the contractual equity purchase on or before August 31, 2014 will be adequate to fund our operations for the next twelve months. This estimate will change and we will need additional capital in less than 12 months if we are able to accelerate or we need to undertake additional efforts to support our objectives.  Therefore, we continue to seek other sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

G-treeBNT Co., Ltd. has limited drug development experience.

We recently completed two licensing agreements, for the development and commercialization of RGN-259 and RGN-137 in certain territories, with G-treeBNT Co., Ltd., headquartered outside of Seoul, Korea. G-treeBNT’s current business focus is the IT software industry in Korea with strong IP positions addressing specific software tools and apps such as optimized multimedia software for smart phones. G-treeBNT made a strategic decision last November to expand into the biopharmaceutical business through selected strategic alliances with biopharmaceutical companies in the US and EU. The collaboration with RegeneRx is the first strategic investment in this initiative. While G-treeBNT has recently hired executives and staff with significant pharmaceutical experience, the company has no internal drug development experience. As a result, G-treeBNT may face more and different challenges in the development of these product candidates than would more established pharmaceutical companies.

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

Any changes related to these and other factors could adversely affect our business if and to the extent we enter markets outside the United States. Additionally, we have entered into license agreements with Sigma-Tau Spa, Lee’s Pharmaceutical Limited and G-treeBNT Co, Ltd. for the development of certain of our product candidates in international markets. As a result, these development activities will be subject to compliance in all respects with local laws and regulations and may be subject to many of the risks described above.

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

We are highly dependent on the principal members of our management team. The loss of our chairman and chief scientific advisor, Allan Goldstein, or chief executive officer, J.J. Finkelstein could prevent or significantly delay the achievement of our goals. In December 2011, we terminated our employment agreements with Dr. Goldstein and Mr. Finkelstein, who are currently engaged only as part-time employees. And substantially all of our employees are now working only part-time schedules. We cannot assure you that Dr. Goldstein or Mr. Finkelstein, or any other key employees, will not elect to terminate their employment. We do not currently have a full-time chief financial officer. In addition, we do not maintain a key man life insurance policy with respect to any of our management personnel. In the future, we anticipate that we will also need to add additional management and other personnel. Competition for qualified personnel in our industry is intense, and our success will depend in part on our ability to attract and retain highly skilled personnel. We cannot assure you that our efforts to attract or retain such personnel will be successful.

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

We have received an exclusive worldwide license to intellectual property discovered at the National Institutes of Health, or NIH, pertaining to the use of Tß4 in wound healing and tissue repair. The intellectual property rights from this license, along with independent patent applications we have filed, as well as patents and patent applications under licenses we acquired, form the basis for our current commercial development focus with Tß4. The NIH license terminates upon the last to expire of the patent applications that are filed, or any patents that may issue from such applications, in connection with the license. This license requires us to pay a minimum annual royalty to the NIH, regardless of the success of our product development efforts, plus certain other royalties upon the sale of products created by the intellectual property granted under the license. In 2013 we amended certain provisions of the exclusive license; we were permitted to credit amounts paid to prosecute or maintain the licensed patent rights during the 2013 calendar year against the 2013 minimum annual royalty of $25,000. Beginning in 2014 the minimum annual royalty is $2,000. While to date we believe that we have complied with all requirements to maintain the license, the loss of this license could have an adverse effect on our business and business prospects.

We may not be able to maintain broad patent protection for our product candidates, which could limit the commercial potential of our product candidates.

Our success will depend in part on our ability to obtain, defend and enforce patents, both in the United States and abroad. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. As described elsewhere in this report, we currently do not have adequate financial resources to fund our ongoing business activities substantially beyond 12 months without additional funding. As a result of our current financial condition, we continuously evaluate our issued patents and patent applications and may decide to limit their therapeutic and/or geographic coverage in an effort to enhance our ability to focus on certain medical conditions and countries within our financial constraints. As a result, we may not be able to protect our intellectual property rights in indications and/or territories that we otherwise would, and, therefore, our ability to commercialize Tß4, if at all, could be substantially limited, which could have a material adverse impact on our future results of operations.

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

For the period from January 1, 2013 through March 25, 2014 the closing price of our common stock has ranged from $0.05 to $0.28, with an average daily trading volume of approximately 74,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our officers, directors and principal stockholders together control approximately 49% of our outstanding common stock. Included in this group is Sigma-Tau and its affiliates, which together hold outstanding shares representing approximately 32% of our outstanding common stock and G-treeBNT which owns approximately 12% of our outstanding common stock. These stockholders also hold options, warrants, convertible promissory notes and stock purchase rights that provide them with the right to acquire significantly more shares of common stock. Accordingly, if these stockholders acted together they could control the outcome of all stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

As of December 31, 2013, there were outstanding options to purchase an aggregate of 5,999,599 shares of our common stock at exercise prices ranging from $0.14 per share to $3.82 per share and outstanding warrants to purchase 11,468,901 shares of our common stock at a weighted average exercise price of $0.64 per share. In addition to the outstanding options and warrants we have also issued five series of convertible promissory notes, including one in January 2014, which are presently convertible into an aggregate of 13,683,334 shares of our common stock. In October 2012, we sold convertible promissory notes totaling $300,000 that are convertible into 2,000,000 shares of common stock at a conversion price of $0.15 per share. In 2013, we sold a three additional series of convertible promissory notes, which notes totaled $646,000 and are initially convertible into 10,766,667 shares of common stock at a conversion price of $0.06 per share. In January 2014, we sold a fifth series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes issued in 2013 and January 2014 contain down round provisions under which the conversion prices of these notes could be decreased as a result of future equity offerings below the conversion price of the notes. We are also committed to issue 8,333,333 shares of common stock to G-treeBNT at a purchase price of $0.12 per share on or before August 31, 2014 and G-treeBNT has an option to purchase an additional 5.5 million shares of common stock at $0.15 per share on or before January 31, 2015. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Our certificate of incorporation provides our Board with the power to issue shares of preferred stock without stockholder approval. In addition, under our stockholder rights plan, our Board has the discretion to issue certain rights to purchase our capital stock when a person acquires in excess of 25% of our outstanding common shares. Our Board has exempted purchases by Sigma-Tau and G-treeBNT to date from the operation of our stockholder rights plan. The stockholder rights plan may make it more difficult for stockholders to take corporate actions and may have the effect of delaying or preventing a change in control, even if such actions or change in control would be in your best interests. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Subject to specified exceptions, this section provides that a corporation may not engage in any business combination with any interested stockholder, as defined in that statute, during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could also have the effect of delaying or preventing a change of control of our company. The foregoing factors could reduce the price that investors or an acquirer might be willing to pay in the future for shares of our common stock.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “RGRX.” Our common stock last traded at $0.21 on March 25, 2014. The following table provides the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported by the OTC Bulletin Board, as appropriate.   The quotations reported by the OTC Bulletin Board reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table sets forth the high and low bid prices for our common stock for the periods indicated.

	2013		2012
	High	Low	High	Low

First Quarter	$0.11	$0.08	$0.22	$0.07
Second Quarter	$0.09	$0.07	$0.24	$0.10
Third Quarter	$0.08	$0.06	$0.17	$0.10
Fourth Quarter	$0.10	$0.05	$0.14	$0.07

As of December 31, 2013, we had 846 holders of record of our common stock and over 3,700 beneficial holders of our common stock.

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

Current Financial Circumstances

On March 28, 2014 we received the proceeds from the first equity purchase in the amount of $1,350,000 from G-treeBNT, pursuant to the March 2014 execution of two licensing agreements and an associated common stock purchase agreement with G-treeBNT. With the proceeds from this first sale, coupled with the proceeds from the January 2014 placement of convertible promissory notes of $55,000 from five accredited investors, we have resources to continue operations. The operations include the development of RGN-259 for certain ophthalmic indications, including pursuing clinical development for the treatment of dry-eye syndrome and neurotrophic keratopathy (NK), for which we recently received orphan designation. We believe that we will be able to extend these activities for the next twelve months with the cash on hand plus the proceeds from the second common stock purchase closing with G-treeBNT that is scheduled to occur on or before August 31, 2014. This estimate may change and we may need additional capital in less than 12 months if we are able to accelerate our development activities or if we discover that we need to undertake additional efforts to support our objectives. In addition to the RGN-259 development activities, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

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

R&D expenditures are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these expenses could exceed our expectations, possibly materially. We are uncertain as to what we will incur in future research and development costs for our clinical studies, as these amounts are subject to the outcome of current studies, management's continuing assessment of the economics of each individual research and development project and the internal competition for project funding. As described below under "Sources of Liquidity," in May 2010 we were awarded a grant from the NIH to support the development of RGN-352. Subject to our compliance with the terms and conditions of the grant, we were eligible to receive up to $3.0 million over a three-year period in cost reimbursements related to the purposes set forth in the grant. We have used proceeds from the grant for the payment of research and development staff in connection with our grant related research and development activities and, as described above, we have relied on this grant for purposes of funding our R&D employees’ reduced salaries. In the first quarter of 2013 we substantially completed all of the work under the grant and have exhausted the grant as a financing source. Proceeds from the grant were used for animal studies supporting our clinical work to develop RGN-352 for myocardial infarction, as well as to manufacture additional quantities of Tβ4.

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

Revenue Recognition

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

We account for non-refundable grants as “Sponsored research revenues” in the accompanying statements of operations. Revenue from non-refundable grants is recognized when the following criteria are met; persuasive evidence of an arrangement exists, services have been rendered and the underlying costs incurred, the contract price is fixed or determinable, and collectability is reasonably assured. For the years ended December 31, 2013 and 2012, all of our revenues were received from one NIH grant.

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

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Notes 2 and 9 to the Financial Statements for a further discussion on stock-based compensation and the relative ranges of our historical, underlying assumptions.

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

Results of Operations

Comparison of years ended December 31, 2013 and 2012

Revenues. For the year ended December 31, 2013, grant revenue was $29,500 compared to $1.3 million for the year ended December 31, 2012. This grant was for $1 million per annual grant period for three years. Our research and development activities under the grant were substantially completed in Q1 2013 and all of the revenue recognized in 2013 and 2012 was from the NIH grant to offset costs incurred.

Expenses — Research and development. For the year ended December 31, 2013, our R&D expenditures decreased by $973,000, or 84%, to $189,000, from approximately $1.2 million in 2012. The majority of our 2013 R&D expenditures represent internal costs for personnel including non-cash stock based compensation of $35,000 and overhead and facility allocations.

Our outsourced R&D costs, which are costs paid directly to contract research organizations and outside consultants, were essentially absent in 2013 as we completed work under the NIH grant in January 2013 and we did not conduct any clinical trials during the year. The 2012 costs were $775,000 which reflected our shift in primary R&D focus to preclinical animal work under our NIH grant in 2012.

Expenses — General and administrative. For the year ended December 31, 2013, our G&A expenses decreased by approximately $267,000, or 26%, to $755,000, from $1.0 million in 2012. The decrease reflects the continued austerity measures implemented in late 2011 to conserve capital resources and maintain a minimal level of operations. The cost-saving measures resulted in cost reductions in legal fees incurred for the prosecution of our patent portfolio (decrease of $100,000), corporate legal and accounting expenses (decrease of $119,000), investment banking fees (decrease of $106,000) and non-cash stock based compensation (decrease of $60,000). These decreases were partially offset by increases in investor relations (increase of $17,000), personnel-related expenses (increase of $30,000) and overhead allocation (increase of $60,000) as G&A bore a significantly higher percentage of facility related expenses due to our diminished R&D efforts.

Liquidity and Capital Resources

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. We have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings, although as discussed below we have been awarded government grants and will continue to pursue other governmental funding sources. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.

We incurred a net loss of $671,000 for the year ended December 31, 2013. We had cash and cash equivalents of $6,000 at December 31, 2013. On March 28, 2014 we received the proceeds from the first equity purchase in the amount of $1,350,000 from G-treeBNT, pursuant to the March 2014 execution of two licensing agreements and an associated common stock purchase agreement with G-treeBNT. With the proceeds from this first sale, coupled with the proceeds from the January 2014 placement of convertible promissory notes for $55,000 from five accredited investors, we have resources to continue operations. The operations include the development of RGN-259 for certain ophthalmic indications, including pursuing clinical development for the treatment of dry-eye syndrome and neurotrophic keratopathy (NK), for which we recently received orphan designation. We believe that we will be able to extend these activities for the next twelve months with the cash on hand plus the proceeds from the second common stock purchase closing with G-treeBNT that is scheduled to occur on or before August 31, 2014. This estimate may change and we may need additional capital in less than 12 months if we are able to accelerate our development activities or if we discover that we need to undertake additional efforts to support our objectives. In addition to the RGN-259 development activities, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Net Cash Used in Operating Activities. Net cash used in operating activities was $782,000 and $274,000 for the years ended December 31, 2013 and 2012, respectively. Our reported net loss for the year ended December 31, 2013 was $671,000, which included $148,000 in non-cash expenses. In 2013 we also experienced a net increase in accounts payable and accrued expenses of $88,000 and a decrease of $177,000 in grants receivable. Our net loss for the year was also positively impacted by $344,000 of unrealized gain recorded in 2013 as a result of the decrease in valuation of our convertible debt derivative component. During 2012 we reported a net loss of $847,000, which included $168,000 in non-cash share-based compensation, and we experienced an increase in unearned revenue of $400,000 resulting from the Lee’s license agreement payments. The net result of these items plus a $51,000 increase in accounts payable and accrued expenses and a decrease in grant receivable of $37,000 was that net cash used in operating activities in 2012 was $274,000, approximately $573,000 less than the net loss reported for the year.

Net Cash Used in Investing Activities. Net cash used in investing activities for 2013 and 2012 was $0.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $646,000 and $300,000 for the years ended December 31, 2013 and 2012, respectively. In 2013 and 2012, the cash provided by financing activities consisted of the proceeds from the sale of convertible debt offerings as discussed in Note 7 to our financial statements included in this report.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. We are not currently enrolling patients in any clinical trials. As a result of our financial and strategic discussions over the past two years, coupled with the December 2013 grant of orphan drug status by the FDA and the recent combined licensing and equity sale transaction with G-treeBNT, we have refined our forward-looking strategy to leverage our resources and focus on three potential clinical opportunities with RGN-259 that we feel could provide important results during 2015. The clinical opportunities include a potential Company-sponsored pivotal clinical trial for the treatment for neurotrophic keratopathy (NK), a potential investigator-sponsored clinical trial for patients with severe dry eye, and the anticipated initiation of clinical trials in China by our licensee, Lee’s Pharmaceuticals. With the December 2013 orphan drug status granted to RGN-259, coupled with the capital received in conjunction with the G-treeBNT strategic transaction, we are evaluating a potential accelerated product development opportunity for RGN-259 as a treatment for NK. While the plans associated with the respective clinical trials are not finalized, we believe that there may be an opportunity to go directly into a Phase 3 pivotal clinical trial under the orphan designation. We also believe that the support for an investigator-sponsored clinical trial in severe dry-eye would primarily consist of drug product, as well as time and consultation by RegeneRx staff. We believe that supporting these trials, while maintaining existing operations such as our intellectual property portfolio, negotiations with prospective strategic partners, evaluation of any financial or grant opportunities that become available, and maintaining compliance with our SEC reporting obligations can be accomplished for the next twelve months with the $2.5 million in capital to be received in 2014 from the G-treeBNT transaction. Based on the outcome of our evaluation of the potential development path for RGN-259 as a treatment for neurotrophic keratopathy under the orphan status, we may determine that we need additional financial resources before the end of the 12 months to pursue certain components of this development path. We believe Lee’s will file its IND shortly. It is also our expectation that G-treeBNT will move quickly to initiate clinical activities in both the U.S. and Korea, although the initiation of clinical trials will depend on a number of factors including the timing of commencing joint development committee activities in addition to the preparation and filing of an IND with the Korean FDA, in addition to other regulatory requirements in their licensed territories.

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

Our proprietary product candidates have not yet achieved FDA regulatory approval, which is required before we can market them as therapeutic products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the FDA must conclude that our clinical data establish safety and efficacy. Historically, the results from preclinical studies and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

In addition to our obligations under clinical trials, we were previously committed under an office space lease through January 2013. We are currently utilizing this space on a month to month basis that requires base rental payments of approximately $8,300 per month.

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings in addition to a series of five convertible debt placements from October 2012 to January 2014. In March 2014 we entered into a strategic transaction with G-treeBNT which includes the purchase of approximately 19.6 million shares of common stock by G-treeBNT in two tranches. The first closed on March 28, 2014 in the amount of $1,350,000 and the second, in the amount of $1,000,000 is scheduled to close on or before August 31, 2014. G-treeBNT also holds an option to purchase an additional 5.5 million shares of common stock on or before January 31, 2015, if elected the option would result in proceeds of $825,000. We also received $150,000 from G-treeBNT pursuant to two associated licensing agreements and as a result of the initial common stock purchase, G-treeBNT is now our second largest stockholder. Our largest stockholder group, which we refer to as Sigma-Tau, has historically provided significant equity capital to us, including $200,000 pursuant to the convertible debt placement in October 2012 and $150,000 pursuant to the convertible debt placement in September 2013.

Licensing Agreements

As noted above, we have entered into two license agreements with G-treeBNT. G-treeBNT licensed the development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan) while also licensing the development and commercialization rights for RGN-137 in the U.S. Both licenses provide for the opportunity for us to receive milestone payments upon specified commercial events and royalty payments in connection with any commercial sales of the licensed products in the respective territories. However, there are no assurances that we will be able to attain any such milestones or generate any such royalty payments under the agreements.

We have a license agreement with Sigma-Tau that provides the opportunity for us to receive milestone payments upon specified events and royalty payments in connection with commercial sales of Tß4 in Europe. However, we have not received any milestone payments to date, and there can be no assurance that we will be able to attain such milestones and generate any such payments under the agreement.

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

Government Grants

We have also pursued government funding. In May 2010, we were awarded a grant from the NIH’s National Heart, Lung and Blood Institute to support the requisite nonclinical development of RGN-352 for patients who have suffered a heart attack. These nonclinical activities were completed while our pending Phase 2 clinical trial of RGN-352 was on clinical hold. Subject to our compliance with the terms and conditions of the grant, we are eligible to receive up to $3.0 million over a three-year period in cost reimbursements related to the purposes set forth in the grant. We have used proceeds from the grant for the payment of research and development staff in connection with our grant related research and development activities and we have relied on this grant for purposes of funding our R&D employees’ reduced salaries. In the first quarter of 2013 we substantially completed all of the work under the grant and have exhausted the grant as a financing source. Revenue from the grant is recorded during the same periods when we incur eligible expenses.

Other Financing Sources

Other potential sources of outside capital include entering into additional strategic business relationships, additional issuances of equity securities or debt financing or other similar financial instruments. If we raise additional capital through a strategic business relationship, we may have to give up valuable rights to our intellectual property. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the ownership interest of our existing stockholders may be significantly diluted. In addition, if additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets.

Our failure to successfully address liquidity requirements could have a materially negative impact on our business, including the possibility of surrendering our rights to some technologies or product opportunities, delaying our clinical trials, or ceasing operations. There can be no assurance that we will be able to obtain additional capital in sufficient amounts, on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of December 31, 2013, we had $6,000 of cash and cash equivalents. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of December 31, 2013, the change in fair value of our financial instruments would not have been material.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2013, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer, in his capacity of principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer in his capacity of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth as of March 15, 2014 the name, age and position of each person who serves as an executive officer or director of our company. There are no family relationships among any of our executive officers or directors, with the exception that Mr. Finkelstein is the first cousin of Dr. Goldstein’s wife.

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

Name	Age	Position
Executive Officers:
Mr. J.J. Finkelstein	62	President, Chief Executive Officer and Director

Directors:
Dr. Allan L. Goldstein	76	Founder, Chairman of the Board and Chief Scientific Advisor
Mr. R. Don Elsey	60	Director
Mr. Joseph C. McNay	80	Director
Mr. Mauro Bove	59	Director
Dr. L. Thompson Bowles, M.D.	82	Director

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

Mr. Elsey has served as a member of our Board of Directors since September 2010.   From December 2012 to February 2014 Mr. Elsey served as chief financial officer of LifeCell, Inc., a privately held regenerative medicine company. From June 2005 to December 2012, he served in numerous finance capacities, most recently as senior vice president and chief financial officer, at Emergent BioSolutions Inc., a publicly held biopharmaceutical company. He served as the director of finance and administration at IGEN International, Inc., a publicly held biotechnology company, and its successor BioVeris Corporation, from April 2000 to June 2005. Prior to joining IGEN, Mr. Elsey served as director of finance at Applera, a genomics and sequencing company, and in several finance positions at International Business Machines, Inc. He received an M.B.A. in finance and a B.A. in economics from Michigan State University. Mr. Elsey is a certified management accountant. The Board believes that Mr. Elsey’s experience as chief financial officer of a public company is particularly valuable to our business in that it positions him to contribute to our board’s and audit committee’s understanding of financial matters.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows, for the fiscal years ended December 31, 2013 and 2012, compensation awarded to or paid to, or earned by, our chief executive officer who was our only named executive for 2013. For purposes of this report, we sometimes refer to our chief executive officer as our named executive officer.

Of note, our annual rates of compensation for our named executive officer and all employees were reduced effective December 1, 2011. Beginning in January 2012, all employees became part-time hourly employees with reduced work schedules. Additionally, in January 2012, we discontinued providing employee health benefits and company-sponsored 401(k) matching contributions. The 2013 and 2012 salaries stated below reflect the reduced work schedules and hourly pay status of our named executive officer.

		Salary(1)	Bonus	Option Awards(2)	All Other Compensation(3)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

J.J. Finkelstein, President and	2013	65,000	—	—	—	65,000
Chief Executive Officer	2012	62,500	—	43,237	22,073	127,810

(1)	2013 and 2012 reflect reduced work schedule and hourly compensation.

(2)	The 2012 amount reflect the aggregate total grant date fair values (computed in accordance with FASB ASC Topic 718) of options granted to the executive during 2012.

(3)	The 2012 amount primarily reflects payment of accrued vacation pay to Mr. Finkelstein in the amount of $20,673.

Employment Agreement with Mr. Finkelstein; Potential Payments Upon Termination or Change in Control

We are party to written agreements with Mr. Finkelstein. These agreements contain severance and other provisions that may provide for payments to Mr. Finkelstein following termination of employment with us in specified circumstances. The following is a summary of the material terms of these agreements.

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

On July 2, 2013, the Company and Mr. Finkelstein entered into an amended letter agreement which amended the temporary employment letter and the amended and restated change in control agreement to extend their respective terms through December 31, 2013.

On January 7, 2014, the Company and Mr. Finkelstein entered into an amended letter agreement which amended the temporary employment letter and the amended and restated change in control agreement to extend their respective terms through June 30, 2014.

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

Outstanding Equity Awards at December 31, 2013

The following table shows certain information regarding outstanding equity awards at December 31, 2013 for the named executive officer, all of which were stock options granted under our Amended and Restated 2000 Stock Option and Incentive Plan or our 2010 Equity Incentive Plan.

	Number of
	Shares	Number of Shares
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options (#)	Options (#)	Exercise Price	Option
Name	Exercisable	Unexercisable	($)	Expiration Date	Note

Mr. Finkelstein	100,000	—	3.21	4/1/2015
	125,000	—	2.34	3/15/2014
	125,000	—	1.15	4/15/2015
	114,748	—	0.57	4/10/2019
	125,000	—	0.76	10/11/2016
	93,750	31,250	0.27	07/14/2017		(1)
	62,500	62,500	0.22	8/3/2018		(1)
	80,135	—	0.16	12/2/2018
	125,000	375,000	0.14	1/24/2019		(1)
	35,000	—	0.16	4/4/2019

(1)  This option vests in equal installments on the first four anniversaries of the grant date. In each case these options were granted seven years prior to the listed expiration dates.

Post-Employment Compensation

We do not maintain any plans providing for payment or other benefits at, following, or in connection with retirement other than a 401(k) plan which was available to all employees through 2011. The Company did not make any plan contributions in 2012 or 2013. In addition, we do not maintain any non-qualified deferred compensation plans.

Director Compensation

The following table sets forth certain information for the fiscal year ended December 31, 2013 with respect to the compensation of our directors. Mr. Finkelstein’s compensation is disclosed in the Summary Compensation Table above, and he does not receive any additional compensation for his service as a director. Dr. Goldstein is an employee of our company and his compensation as an employee is set forth in the table below. He does not receive any additional compensation for his service as a director.

The Company had in effect a non-employee director compensation policy which was suspended in November 2011 by our Board of Directors elected to help the company preserve capital and consistent with this certain fees accrued in 2011 were forfeited and no retainer or meeting fees were paid to non-employee directors in 2012 or 2013.

In April 2012, in view of the Board’s November 2011 decision to temporarily cease paying cash compensation to non-employee directors for Board and committee service, the Board elected to make a one-time option grant to each the non-employee directors to compensate them for serving during 2012. Each non-employee director was granted a stock option to purchase 50,000 shares of common stock at an exercise price of $0.16 per share, which vested in full on June 30, 2012 pursuant to each director’s continued service. This option grant was the only compensation received by non-employee directors in 2012 and 2013.

We also reimburse directors for expenses incurred in attending meetings of the board and other events attended on our behalf and at our request.

Director Compensation for Fiscal 2013

Fees Earned
	or Paid	Option	All Other
	in Cash	Awards	Compensation		Total
Name	($)(1)	($)	($)		($)

Allan Goldstein, Ph.D.	—	—	32,650	(2)	32,650
R. Don Elsey	—	—	—		—
L. Thompson Bowles M.D., Ph.D.	—	—	—		—
Joseph McNay	—	—	—		—
Mauro Bove	—	—	—		—

(1)	As described above, during 2011, our Board of Directors elected to cease paying cash compensation to non-employee directors to help the company preserve capital. In addition to the determination not to pay retainer or meeting fees for 2012 board and committee service, certain accrued fees for 2011 service were forfeited by the non-employee directors. The following amounts of accrued and unpaid compensation as of December 31, 2011were subsequently forfeited in 2012: $10,712 for Mr. Elsey; $15,862 for Dr. Bowles; $14,986 for Mr. McNay; and $8,291 for Mr. Bove.

Options held by each Board member as of December 31, 2013, are as follows:

Allan Goldstein, Ph.D.	1,009,077
R. Don Elsey	110,000
L. Thompson Bowles M.D., Ph.D.	244,843
Joseph McNay	218,024
Mauro Bove	317,155

(2)	In addition to being Chairman of our Board of Directors, Dr. Goldstein also serves as our Chief Scientific Advisor. In this capacity, Dr. Goldstein received cash compensation of 32,650 pursuant to his temporary hourly employment status in 2012 and 2013. In 2012 Dr. Goldstein was also granted options to purchase 335,000 shares of common stock.

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

On July 2, 2013, the Company and Dr. Goldstein entered into an amended letter agreement which amended the temporary employment letter and the amended and restated change in control agreement to extend their respective terms through December 31, 2013.

On January 7, 2014, the Company and Dr. Goldstein entered into an amended letter agreement which amended the temporary employment letter and the amended and restated change in control agreement to extend their respective terms through June 30, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of March 28, 2014 by (i) each director; (ii) the named executive officer; (iii) all currently serving executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. The address for all directors and executive officers is c/o RegeneRx Biopharmaceuticals, Inc., 15245 Shady Grove Road, Suite 470, Rockville, MD 20850.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares		Percent of Total

5% Stockholders:

Entities affiliated with Sigma-Tau Finanziaria, S.p.A. Via Sudafrica, 20, Rome, Italy 00144	36,195,174	(2)	36.5%

G-treeBNT, Co., Ltd. 22nd FL, Parkview Tower, 248 Jungjail-ro, Bundang-gu, Seongnam-si, Gyeonggi-do 463-863, Republic of Korea	25,083,333	(3)	23.5%

Named Executive Officers and Other Directors:

J.J. Finkelstein	2,743,104	(4)	2.9%
Allan L. Goldstein	3,335,381	(5)	3.5%
R. Don Elsey	203,333	(9)	*
Joseph C. McNay	5,737,135	(6)	5.9%
Mauro Bove	324,655	(7)	*
L. Thompson Bowles	524,843	(8)	*

All directors and currently serving executive officers as a group (6 persons)	12,838,542	(10)	12.6%

*   Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 92,983,247 shares of common stock outstanding on March 28, 2014, adjusted as required by rules promulgated by the Securities and Exchange Commission (the “SEC”).

(2)	Consists of 984,615 shares of common stock held of record held by Sigma-Tau Finanziaria, S.p.A. (“Sigma-Tau”); 12,937,111 shares of common stock held of record and 370,370 shares of common stock issuable upon exercise of warrants held by Defiante Farmaceutica S.A. (“Defiante”), a subsidiary of Sigma-Tau, that are exercisable within 60 days of March 28, 2014; 6,348,878 shares of common stock held of record and 518,518 shares of common stock issuable upon exercise of warrants held by Taufin International S.A. (“Taufin”), an entity wholly owned by Taufin SPA, which is owned directly by the estate of Claudio Cavazza, who directly and indirectly owns 57% of Sigma-Tau, that are exercisable within 60 days of March 28, 2014; and 9,711,407 shares of common stock held of record, 3,833,333 shares of common stock issuable upon conversion of a convertible promissory note and 1,490,942 shares of common stock issuable upon exercise of warrants held by Sinaf S.A. (“Sinaf”), an indirect wholly-owned subsidiary of Aptafin S.p.A., which is owned by Paolo Cavazza and members of his family, that are exercisable within 60 days of March 28, 2014. Paolo Cavazza directly and indirectly owns 38% of Sigma-Tau.

(3)	Consists of 11,250,000 shares of common stock held of record by G-treeBNT, 8,333,333 shares of common stock issuable upon the closing of the second common stock purchase under the securities purchase agreement dated March 7, 2014 (the “Purchase Agreement”), and 5,500,000 shares of common stock issuable upon exercise of a purchase right held by G-treeBNT pursuant to The Purchase Agreement, in each case issuable within 60 days of March 28, 2014.

(4)	Consists of 1,377,638 shares of common stock held of record by Mr. Finkelstein and 51,000 shares of common stock held of record by Mr. Finkelstein’s daughter over which Mr. Finkelstein shares voting and dispositive power. Also includes 1,111,133 shares of common stock issuable upon exercise of options, 20,000 shares of common stock issuable upon exercise of warrants and 183,333 shares of common stock issuable upon conversion of a convertible promissory note, in each case exercisable within 60 days of March 28, 2014.

(5)	Consists of 1,306,846 shares of common stock held of record by Dr. Goldstein, 1,166,667 shares of common stock issuable upon conversion of a convertible promissory note, 815,202 shares of common stock issuable upon exercise of options and 46,666 shares of common stock issuable upon exercise of warrants, in each case exercisable within 60 days of March 28, 2014.

(6)	Consists of 1,339,111 shares of common stock held of record by Mr. McNay, 4,083,333 shares of common stock issuable upon conversion of a convertible promissory note, 218,024 shares of common stock issuable upon exercise of options and 66,667 shares of common stock issuable upon exercise of warrants, in each case exercisable within 60 days of March 28, 2014.

(7)	Consists of shares of common stock issuable upon exercise of options exercisable within 60 days of March 28, 2014. Mr. Bove is an officer of Sigma-Tau, but he has no beneficial ownership over the reported securities as he has no voting or dispositive power with respect to the securities held by Sigma-Tau and its affiliates described in footnote 2 above.

(8)	Consists of 274,843 shares of common stock issuable upon exercise of options and 250,000 shares of common stock issuable upon conversion of a convertible promissory note, in each case exercisable within 60 days of March 28, 2014.

(9)	Consists of 120,000 shares of common stock issuable upon exercise of options and 83,333 shares of common stock issuable upon conversion of a convertible promissory note, in each case exercisable within 60 days of March 28, 2014.

(10)	Consists of 4,074,595 shares of common stock held of record, 5,766,667 shares of common stock issuable upon conversion of convertible promissory notes, 2,863,857 shares of common stock issuable upon exercise of options and 133,333 shares of common stock issuable upon exercise of warrants, in each case exercisable within 60 days of March 28, 2014.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 about the securities authorized for issuance to our employees, directors and other eligible participants under our equity compensation plans, consisting of the Amended and Restated 2000 Stock Option and Incentive Plan and the 2010 Equity Incentive Plan.

Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon exercise	Weighted-average exercise	equity compensation plans
	of outstanding options,	price of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,999,599	$1. 02	1,959,036

Equity compensation plans not approved by security holders	—	—	—

Total	5,999,599	$1. 02	1,959,036

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

Sigma-Tau

On October 19, 2012, we issued Sinaf a convertible promissory note for $200,000 and a warrant to purchase 266,667 shares at a purchase price of $0.15 per share. Additionally, the convertible promissory note is convertible into 1,333,333 shares of common stock at $0.15 cents per share. On September 12, 2013, we issued Sinaf a convertible promissory note for $150,000, the note is convertible into 2,500,000 shares of common stock at $0.06 cents per share. Sinaf is a direct wholly-owned subsidiary of Aptafin S.p.A., or Aptafin. Aptafin is owned directly by Paolo Cavazza and members of his family, who directly and indirectly own 38% of Sigma-Tau.

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

Sigma-Tau Finanziaria S.p.A, together with its subsidiaries and its affiliates, own approximately 25.9% of Lee’s and 36.7% of the Company’s voting securities. Mauro Bove is a member of the board of directors of both companies.

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

2014 Convertible Notes

On January 7, 2014, we completed a private placement of convertible notes raising an aggregate of $55,000 in gross proceeds (the “January 2104 Notes”).   The January 2014 Notes will pay interest at a rate of 5% per annum, mature 60 months after their date of issuance and are convertible into shares of our common stock at a conversion price of $0.06 per share (subject to adjustment as described in the January 2014 Notes) at any time prior to repayment, at the election of the Investor.  In the aggregate, the Notes are initially convertible into up to 916,667 shares of our common stock.

At any time prior to maturity of the January 2104 Notes, with the consent of the holders of a majority in interest of the January 2014 Notes, we may prepay the outstanding principal amount of the January 2014 Notes plus unpaid accrued interest without penalty.  Upon the commission of any act of bankruptcy by the Company, the execution by the Company of a general assignment for the benefit of creditors, the filing by or against the Company of a petition in bankruptcy or any petition for relief under the federal bankruptcy act or the continuation of such petition without dismissal for a period of 90 days or more, or the appointment of a receiver or trustee to take possession of the property or assets of the Company, the outstanding principal and all accrued interest on the January 2014 Notes will accelerate and automatically become immediately due and payable.

The Investors in the offering included three directors of the Company, Allan L. Goldstein, the Company’s Chairman and chief scientific officer, Joseph C. McNay, an outside director and L. Thompson Bowles, an outside director. The principal amounts of their respective Notes are as set forth below:

Investor	Note Principal
Joseph C. McNay	$25,000
Allan L. Goldstein	$10,000
L. Thompson Bowles	$5,000

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

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2013 and 2012 by our independent registered public accounting firm CohnReznick LLP. All such fees described below were approved by the audit committee.

	2013	2012
Audit fees	$64,500	$69,000
Tax fees (1)	—	11,000
Total Fees	$64,500	$80,000

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

The audit committee has determined that the rendering of the services other than audit services by CohnReznick LLP is compatible with maintaining that firm’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment of Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to Quarterly Report on Form 10-Q (File No. 001-15070) for the quarter ended June 30, 2006 (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.1^	Amended and Restated 2000 Stock Option and Incentive Plan, as amended	Annex A to the Company’s Proxy Statement on Schedule 14A (File No. 001-15070) (filed May 9, 2008)

10.2^	2010 Equity Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.3	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.4	Patent License Agreement — Exclusive, dated January 24, 2001, between the Company and the U.S. Public Health Service	Exhibit B to Exhibit 10.1 to Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-15070) (filed January 16, 2013)

10.5	Thymosin Beta 4 License and Supply Agreement, dated January 21, 2004, between the Company and Defiante Farmaceutica S.A.	Exhibit 10.10 to Registration Statement on Form SB-2 (File No. 333-113417) (filed March 9, 2004)**

10.6^	Second Amended and Restated Employment Agreement, dated March 11, 2009, between the Company and Allan L. Goldstein, as amended	Exhibit 10.4 to Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 30, 2009)

10.7^	Second Amended and Restated Employment Agreement, dated March 12, 2009, between the Company and J.J. Finkelstein, as amended	Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 15, 2009)

10.8^	Second Amendment to the Amended and Restated Employment Agreement between the Company and J.J. Finkelstein, dated December 1, 2011.	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed December 6, 2011)

10.9^	Second Amendment to the Amended and Restated Employment Agreement between the Company and Allan L. Goldstein, dated December 1, 2011.	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed December 6, 2011)

10.10^	Letter Agreement between the Company and J.J. Finkelstein, dated January 1, 2012.	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.11^	Letter Agreement between the Company and Allan L. Goldstein, dated January 1, 2012.	Exhibit 10.5 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.12^	Change in Control Agreement between the Company and J.J. Finkelstein, dated January 1, 2012.	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.13^	Change in Control Agreement between the Company and Allan L. Goldstein, dated January 1, 2012.	Exhibit 10.6 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.14	Lease, by and between the Company and The Realty Associates Fund V, L.P., dated December 10, 2009	Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15070) (filed March 31, 2010)

10.15	Form of Warrant to Purchase Common Stock dated April 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 16, 2009)

10.16	Securities Purchase Agreement, dated April 13, 2009	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed April 16, 2009)

10.17	Form of Common Stock Purchase Warrant, dated October 5, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 30, 2009)

10.18	Securities Purchase Agreement, dated September 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 30, 2009)

10.19	Form of Warrant, dated October 15, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 5, 2009)

10.20	Securities Purchase Agreement, dated September 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 5, 2009)

10.21	Representative’s Warrant to Purchase Common Stock, dated May 21, 2010	Exhibit 4.3 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

10.22	Registration Rights Agreement, dated January 4, 2011	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.23	Securities Purchase Agreement, dated January 5, 2011	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.24	Warrant to Purchase Common Stock, dated January 7, 2011, issued to Lincoln Park Capital	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.25	Securities Purchase Agreement, dated January 5, 2011, by and between the Company and Defiante Farmaceutica S.A.	Exhibit 10.4 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.26	Securities Purchase Agreement, dated January 5, 2011, by and between the Company and Taufin International S.A.	Exhibit 10.5 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.27	Securities Purchase Agreement, dated January 5, 2011, by and between the Company and Sinaf S.A.	Exhibit 10.6 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.28	Form of Warrant to Purchase Common Stock, dated January 7, 2011, issued to the Sigma-Tau Purchasers	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.29^	Letter Agreement between the Company and J.J. Finkelstein, dated April 3, 2012	Exhibit 10.3 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.30^	Letter Agreement between the Company and Allan L. Goldstein, dated April 3, 2012	Exhibit 10.7 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.31^	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated April 3, 2012	Exhibit 10.8 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.32^	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated April 3, 2012	Exhibit 10.10 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.33^	Letter Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Exhibit 10.2 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.34^	Letter Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Exhibit 10.6 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.35^	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Exhibit 10.8 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.36^	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Exhibit 10.12 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.37	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.38	Form of Warrant	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.39	Convertible Note and Warrant Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.40^	Letter Agreement between the Company and J.J. Finkelstein, dated January 2, 2013	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 8, 2013)

10.41^	Letter Agreement between the Company and Allan L. Goldstein, dated January 2, 2013	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 8, 2013)

10.42	License Agreement with Lee’s Pharmaceutical (HK) Limited	Exhibit 10.1 to Amendment No. 1 to Form 10-Q (File No. 001-15070) for the quarter ended September 30, 2012 (filed January 16, 2013)**

10.43	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.44	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.45	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.46	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.47^	Letter Agreement between the Company and J.J. Finkelstein, dated July 5, 2013	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.48^	Letter Agreement between the Company and Allan L. Goldstein, dated July 5, 2013	Exhibit 10.4 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.49	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.50	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.51	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.52	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.53^	Letter Agreement between the Company and J.J. Finkelstein, dated January 7, 2014	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.54^	Letter Agreement between the Company and Allan L. Goldstein, dated January 7, 2014	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

23.1	Consent of CohnReznick LLP	Filed herewith

24.1	Powers of Attorney	Included on signature page

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith***

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2013 and 2012; (ii) Statements of Operations for the years ended December 31, 2013 and 2012; (iii) Statements of Cash Flows for the years ended December 31, 2013 and 2012; and (iv) Notes to Financial Statements.	Filed herewith

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

**	The registrant has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Securities and Exchange Commission.

***	This certification is being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

^	Compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc. (Registrant)

Date: April 4, 2014	By:	/s/ J.J. Finkelstein
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

Name	Title	Date

/s/ Allan L. Goldstein	Chairman of the Board, Chief	April 4, 2014
Allan L. Goldstein	Scientific Advisor, and Director

/s/ J.J. Finkelstein	President, Chief Executive Officer,	April 4, 2014
J.J. Finkelstein	and Director (Principal Executive
Officer, Principal Financial Officer
and Principal Accounting Officer)

/s/ R. Don Elsey	Director	April 4, 2014
R. Don Elsey

/s/ Joseph C. McNay	Director	April 4, 2014
Joseph C. McNay

/s/ Mauro Bove	Director	April 4, 2014
Mauro Bove

/s/ L. Thompson Bowles	Director	April 4, 2014
L. Thompson Bowles

RegeneRx Biopharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of RegeneRx Biopharmaceuticals, Inc.

We have audited the accompanying balance sheets of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. RegeneRx Biopharmaceuticals, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United Stated of America.

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

/s/ CohnReznick LLP

Vienna, Virginia

April 4, 2014

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	December 31,
	2013	2012

ASSETS
Current assets
Cash and cash equivalents	$6,306	$141,905
Grant receivable	-	177,350
Prepaid expenses and other current assets	26,299	22,242
Total current assets	32,605	341,497
Property and equipment, net of accumulated depreciation of $121,727 and $116,728	4,373	9,372
Other assets	5,752	5,752
Total assets	$42,730	$356,621

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$577,211	$637,102
Accrued expenses	39,049	67,210
Total current liabilities	616,260	704,312

Long-Term liabilities
Unearned revenue	400,000	400,000
Convertible promisory note, net of discount of $10,854 and $24,402	289,146	275,598
Convertible promisory notes, net of derivative liability	143,399	-
Fair value of derivative liability	215,334	-
Total liabilities	1,664,139	1,379,910

Commitments	-	-

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 81,733,247 and 81,733,247 issued and outstanding	81,733	81,733
Additional paid-in capital	95,347,571	95,274,348
Accumulated deficit	(97,050,713)	(96,379,370)
Total stockholders' deficit	(1,621,409)	(1,023,289)
Total liabilities and stockholders' deficit	$42,730	$356,621

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

	Years ended December 31,
	2013	2012

Sponsored research revenue	$29,484	$1,342,844

Operating expenses
Research and development	188,643	1,161,967
General and administrative	755,092	1,022,207
Total operating expenses	943,735	2,184,174
Loss from operations	(914,251)	(841,330)
Interest and other income	16	26
Interest expense	(100,941)	(5,698)
Change in fair value of derivative	343,833	-
Net loss	$(671,343)	$(847,002)

Basic and diluted net loss per common share	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	81,733,247	81,627,638

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Changes in Stockholders' Deficit

Years ended December 31, 2013 and 2012

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2011	81,390,618	$81,391	$95,023,912	$(95,532,368)	$(427,065)
Issuance of common stock in exchange for services	342,629	342	54,840	-	55,182
Issuance of warrants with convertible debt	-	-	27,097	-	27,097
Share-based compensation expense	-	-	168,499	-	168,499
Net loss	-	-	-	(847,002)	(847,002)
Balance, December 31, 2012	81,733,247	$81,733	$95,274,348	$(96,379,370)	$(1,023,289)
Share-based compensation expense	-	-	73,223	-	73,223
Net loss	-	-	-	(671,343)	(671,343)
Balance, December 31, 2013	81,733,247	$81,733	$95,347,571	$(97,050,713)	$(1,621,409)

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

	Years ended December 31,
	2013	2012

Operating activities:
Net loss	$(671,343)	$(847,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,999	7,574
Non-cash share-based compensation	73,223	168,499
Non-cash interest expense	70,114	2,695
Change in fair value of derivative	(343,833)	-
Changes in operating assets and liabilities:
Grant receivable	177,350	37,100
Prepaid expenses and other current assets	(4,057)	2,361
Other assets	-	5,751
Accounts payable	(59,891)	240,403
Accrued expenses	(28,161)	(291,568)
Unearned revenue	-	400,000
Net cash used in operating activities	(781,599)	(274,187)

Financing activities:
Net proceeds from issuance of debt	646,000	300,000
Net cash provided by financing activities	646,000	300,000
Net increase (decrease) in cash and cash equivalents	(135,599)	25,813

Cash and cash equivalents at beginning of year	141,905	116,092
Cash and cash equivalents at end of year	$6,306	$141,905

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Fair value of derivative liability	$215,334	$-
Issuance of common stock for payment of accounts payable	$-	$55,182
Issuance of warrants with convertible debt	$-	$27,097

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2013

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

Management Plans to Address Operating Conditions.

On March 28, 2014 we received the proceeds from the first equity purchase in the amount of $1,350,000 from G-treeBNT Co., Ltd. (“G-treeBNT”) formally known as Digital Aria Co., Ltd., pursuant to the March 2014 execution of two licensing agreements and an associated common stock purchase agreement with G-treeBNT (see note 11).   With the proceeds from this first sale, coupled with the proceeds from the January 2014 placement of convertible promissory notes of $55,000 (see note 11), we have resources to continue operations.  The operations include the development of RGN-259 for certain ophthalmic indications, including pursuing clinical development for the treatment of dry eye syndrome and neurotrophic keratopathy (NK), for which we recently received orphan designation. We believe that we will be able to extend these activities for the next twelve months with the cash on hand plus the proceeds from the second common stock purchase closing with G-treeBNT that is scheduled to occur on or before August 31, 2014.  This estimate may change if we are able to accelerate our development efforts or if we discovered that we need to undertake additional efforts to support our objectives in which case we would need additional capital in less than 12 months.  In addition to the RGN-259 development activities we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

We have incurred net losses of $671,000 and $847,000 for the years ended December 31, 2013 and 2012, respectively. Since inception, and through December 31, 2013, we have an accumulated deficit of $97 million and we had cash and cash equivalents of $6,000 as of December 31, 2013. We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tβ4-based product candidates over multiple indications. We will need substantial additional funds in order to significantly advance development with multiple clinical trials, and to fund our operations beyond the first quarter of 2015. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our company or certain of our intellectual property rights.

These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business.

Although we intend to continue to seek additional financing or additional strategic partners, we may not be able to complete a financing or corporate transaction, either on favorable terms or at all. If we are unable to complete a financing or strategic transaction, we may not be able to continue as a going concern after our funds have been exhausted, and we could be required to significantly curtail or cease operations, file for bankruptcy or liquidate and dissolve. There can be no assurance that we will be able to obtain any sources of funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be forced to take any such actions.

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

Concentration of Credit Risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. We limit our exposure to credit loss by placing our cash and cash equivalents with high quality financial institutions and, in accordance with our investment policy, in securities that are rated investment grade.

Property and Equipment. Property and equipment consists of office furniture and equipment, and is stated at cost and depreciated over the estimated useful lives of the assets (generally two to five years) using the straight-line method. Expenditures for maintenance and repairs which do not significantly prolong the useful lives of the assets are charged to expense as incurred. Depreciation expense was $4,999 and $7,574 for the years ended December 31, 2013 and 2012, respectively.

Impairment of Long-lived Assets. When we record long-lived assets our policy is to regularly perform reviews to determine if and when the carrying value of our long-lived assets becomes impaired. During the year ended December 31, 2013 no impairment losses were recorded.

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

We account for non-refundable grants as “Sponsored research revenues” in the accompanying statements of operations. Revenue from non-refundable grants is recognized when the following criteria are met; persuasive evidence of an arrangement exists, services have been rendered and the underlying costs incurred, the contract price is fixed or determinable, and collectability is reasonably assured. For the years ended December 31, 2013 and 2012, all of our revenues were received from one NIH grant under which work was substantially completed in the quarter ending March 31, 2013.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. We recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2013 and 2012. We have significant net operating loss carryforwards to potentially reduce future federal and state taxable income, and research and experimentation tax credit carryforwards available to potentially offset future federal and state income taxes. Use of our net operating loss and research and experimentation credit carryforwards may be limited due to changes in our ownership as defined within Section 382 of the Internal Revenue Code.

Net Loss Per Common Share. Net loss per common share for the years ended December 31, 2013 and 2012, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 17,468,500 shares and 17,488,500 shares in 2013 and 2012, respectively, reserved for the exercise of outstanding options, warrants and convertible debt instruments.

Share-Based Compensation. We measure share-based compensation expense based on the grant date fair value of the awards which is then recognized over the period which service is required to be provided. We estimate the grant date fair value using the Black-Scholes option-pricing model (“Black-Scholes”). We recognized $73,223 and $168,499 in share-based compensation expense for the years ended December 31, 2013 and 2012, respectively.

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

At December 31, 2013 and 2012, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $6,000 and $142,000, respectively, using Level 1 inputs. Our December 31, 2013 balance sheet reflects qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued in March, July and September 2013 (see Note 7). We evaluated the derivative liability embedded in the series of convertible notes to determine if an adjustment to the carrying value of the liability was required at December 31, 2013 using the following assumptions.

	March	July	September

Dividend yield	0.00%	0.00%	0.00%
Risk-free rate of return	1.75%	1.75%	1.75%
Expected life in years	4.25	4.5	4.7
Volatility	54.8%	57.7%	60.9%

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the year ended December 31, 2013, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at			Balance at
	December 31,	New	Change in	December 31,
	2012	Issuances	Fair Values	2013

Level 3 -
Derivative liabilities from:
Conversion features
March 2013	$-	$225,000	$(150,000)	$75,000
July 2013	-	66,667	(33,334)	33,334
September 2013	-	267,500	(160,500)	107,000
Derivative instruments	$-	$559,167	$(343,834)	$215,334

4.	LICENSES, INTELLECTUAL PROPERTY, AND RELATED PARTY TRANSACTIONS

We have an exclusive, worldwide licensing agreement with the National Institutes of Health (“NIH”) for all claims to Tb4 within their broadly-defined patent application. In exchange for this exclusive worldwide license, we must make certain royalty and milestone payments to the NIH. Through December 31, 2012 we have complied with these requirements. In 2013 we amended certain provisions of the exclusive license; we were permitted to credit amounts paid to prosecute or maintain the licensed patent rights during 2013 calendar year against the 2013 minimum annual royalty of $25,000. Beginning in 2014 the minimum annual royalty is $2,000. No assurance can be given as to whether or when a patent will be issued, or as to any claims that may be included or excluded within the patent. We have also filed numerous additional patent applications covering various compositions, uses, formulations and other components of Tb4, as well as to novel peptides resulting from our research efforts. Some of these patents have issued, while many patent applications are still pending. We have also entered into an agreement with a university under the terms of which we have received an exclusive license to technology and intellectual property.  The agreement, which is generally cancelable by us, provided for the payment of a license issue fee and/or minimum annual payments.  The initial license fee of $25,000 was paid in 2010 and no minimum fees were due for the year ended December 31, 2011. Beginning in 2012, minimum annual maintenance fees are $5,000 annually which was paid in 2012 In addition, the agreements provide for payments upon the achievement of certain milestones in product development.  The agreement also requires us to fund certain costs associated with the filing and prosecution of patent applications. In February 2013 this agreement was amended to include additional technology and intellectual property. The expanded license does not require payment of an initial license fee or additional annual maintenance fees but will be subject to payments upon the achievement of certain milestones for a product developed under the amended license of the additional technology and intellectual property.

All license fees are included in Research and Development in the accompanying statements of operations.

We have entered into a License and Supply Agreement (the “Agreement”) with Defiante Farmaceutica S.A. (“Defiante”) a Portuguese company that is a wholly owned subsidiary of Sigma-Tau, S.p.A., an international pharmaceutical company and an affiliate of Sigma-Tau Finanziaria S.p.A., who together with its affiliates comprise our largest stockholder group (the “Sigma-Tau Group”). This Agreement grants to Defiante the exclusive right to use Tb4 to conduct research and development activities in Europe. Under the Agreement, we will receive fees and royalty payments based on a percentage of specified sales of Tb4-related products by Defiante. The term of the Agreement continues until the later of the expiration of any patents developed under the Agreement, the expiration of marketing rights, or December 31, 2016. Defiante merged with Sigma-Tau Industrie Farmaceutiche Riunite S. P. A. in 2013

In 2012, we entered into a License Agreement (the “Agreement”) with Lee’s Pharmaceutical (HK) Limited, headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Under the License Agreement, we are eligible to receive milestone payments and royalties, ranging from low double digit to high single digit percentages of any commercial sales of the licensed products. Lee’s will pay for all developmental costs associated with each product candidate. We will provide Tβ4 to Lee’s at no charge for a Phase 2 ophthalmic clinical trial and will provide Tβ4 to Lee’s for all other developmental and clinical work at a price equal to our cost. We will also have the right to exclusively license any improvements made by Lee’s to RegeneRx’s products outside of the licensed territory. Lee’s paid us $200,000 upon signing of a term sheet in March 2012, and Lee’s paid us an additional $200,000 upon signing of the definitive license agreement. Lee’s is an affiliate of Sigma-Tau, which collectively with its affiliates is our largest stockholder. As of December 31, 2013 and 2012, we have unearned revenue totaling $400,000 pursuant to this Agreement.

5.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets are comprised of the following:

	December 31,
	2013	2012

Prepaid insurance	$18,856	$11,305
Prepaid and other	7,443	10,937
	$26,299	$22,242

Accrued expenses are comprised of the following:

	December 31,
	2013	2012

Accrued professional fees	$1,792	$20,500
Accrued license fees and other	3,000	34,758
Accrued compensation	430	8,952
Accrued interest on convertible notes	33,827	3,000
	$39,049	$67,210

6.	EMPLOYEE BENEFIT PLANS

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

In connection with the issuance of the 2012 Notes we also issued warrants to each Investor. The warrants are exercisable for an aggregate of 400,000 shares of common stock with an exercise price of fifteen cents ($0.15) per share for a period of five years. The relative fair value of the warrants issued is $27,097, calculated using the Black-Scholes-Merton valuation model value of $0.07 with an expected and contractual life of 5 years, an assumed volatility of 74.36%, and a risk-free interest rate of 0.77%. The warrants were recorded as additional paid-in-capital and a discount on the 2012 Notes of $27,097. Non-cash interest expense related to the debt discount during the years ended December 31, 2013 and 2012 totaled $13,548 and $2,695, respectively.

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

The investors in the offering included two directors of the Company, Dr. Goldstein and Joseph C. McNay, an outside director. The principal amounts of their respective March 2013 Notes are as set forth below:

Investor	Note Principal
Joseph C. McNay	$50,000
Allan L. Goldstein	$25,000

The Company has evaluated the terms of the March 2013 Notes which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the March 2013 Notes.  The adjustment would reduce the conversion price of the March 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related March 2013 Notes have been settled. The bifurcated liability of $225,000 was recorded on the date of issuance which resulted in a residual debt value of $0. The Company determined that an adjustment to reduce the derivative liability by $150,000 was required at December 31, 2013. Non-cash interest expense recorded during the 2013 totaled $33,904. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

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

The investors in the offering included four directors of the Company, Mr. Finkelstein, Dr. Goldstein, Mr. McNay and L. Thompson Bowles, an outside director. The principal amounts of their respective July 2013 Notes are as set forth below:

Investor	Note Principal
Joseph C. McNay	$50,000
Allan L. Goldstein	$10,000
J.J. Finkelstein	$5,000
L. Thompson Bowles	$5,000

The Company has evaluated the terms of the July 2013 Notes which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the July 2013 Notes.  The adjustment would reduce the conversion price of the July 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related July 2013 Notes have been settled.  The bifurcated liability of $66,667 was recorded on the date of issuance which resulted in a residual debt value of $33,333. The Company determined that an adjustment to reduce the derivative liability by $33,333 was required at December 31, 2013. The accretion of the derivative liability recorded as interest expense during 2013 totaled $6,539. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

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

The investors in the offering included an affiliate and four directors of the Company. The principal amounts of the affiliate and directors respective September 2013 Notes are as set forth below:

Investor	Note Principal
Sinaf S.A.	$150,000
Joseph C. McNay	$100,000
Allan L. Goldstein	$11,000
L. Thompson Bowles	$5,000
R. Don Elsey	$5,000

The Company has evaluated the terms of the September 2013 Notes which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the September 2013 Notes.  The adjustment would reduce the conversion price of the September 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related September 2013 Notes have been settled.  The bifurcated liability of $267,500 was recorded on the date of issuance which resulted in a residual debt value of $53,500. The Company determined that an adjustment to reduce the liability by $160,500 was required at December 31, 2013. The accretion of the derivative liability recorded as interest expense during 2013 totaled $16,123. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

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

Common Stock. We did not issue any new shares of common stock in 2013. In 2012, we entered into a consulting agreement with an investor services firm whereby the consultant served as an investment consultant to us. For these services, the consultant received 342,629 shares of our common stock, valued at $55,182 which was expensed during 2012.

Share-Based Compensation. We recognized $73,223 and $168,499 in stock-based compensation expense for the years ended December 31, 2013 and 2012, respectively. Given our current estimates of future forfeitures, we expect to recognize the compensation cost related to non-vested options as of December 31, 2013 of $60,000 over the weighted average remaining recognition period of 0.63 years.

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

The following summarizes share-based compensation expense for the years ended December 31, 2013 and 2012, which was allocated as follows:

	December 31,
	2013	2012

Research and development	$34,836	$70,908
General and administrative	38,387	97,591
	$73,223	$168,499

The following summarizes stock option activity for the years ended December 31, 2013 and 2012:

		Options outstanding
				Weighted
	Shares			average
	available for	Number of	Exercise price	exercise
	grant	shares	range	price

December 31, 2011	3,489,036	5,374,599	0.16 – 3.82	1.16
Grants	(1,530,000)	1,530,000	0.14 – 0.16	0.15
Exercises	—	—	—	—
Cancellations*		(885,000)	0.30 – 1.93	0.37
December 31, 2012	1,959,036	6,019,599	$0.14 – 3.82	$1.02
Grants	—	—	—	—
Exercises	—	—	—	—
Cancellations*		(20,000)	0.40 – 1.07	0.90
December 31, 2013	1,959,036	5,999,599	$0.14 – 3.82	$1.02

Vested and expected to vest at December 31, 2013		5,759,688

Exercisable at December 31, 2013		4,793,849

*Note: Cancellations in 2013 and 2012 were for options issued out of the 2000 Equity Incentive Plan and therefore they are not available for reissuance.

The following summarizes information about stock options outstanding at December 31, 2013:

	Outstanding options			Exercisable options
		Weighted-			Weighted-
		average	Weighted-		average	Weighted-
	Number of	remaining	average	Number of	remaining	average
	shares	contractual	exercise	shares	contractual	exercise
Range of exercise prices	outstanding	life (in years)	price	exercisable	life (in years)	price

$0.14 – $0.86	3,817,099	4.5	$0.29	2,811,349	4.4	$0.33
$1.14 – $1.54	672,500	1.0	1.29	672,500	1.0	1.29
$2.02 – $2.68	710,000	0.3	2.27	510,000	0.4	2.31
$3.00 – $3.82	800,000	1.4	3.21	800,000	1.4	3.21
	5,999,599	3.2	1.02	4,793,849	3.0	1.15
Intrinsic value of in-the-money options, using the December 31, 2013 closing price of $0.05	$—			$—

Determining the Fair Value of Options. We use the Black-Scholes valuation model to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price and volatility of our common stock. We did not grant any stock options in 2013. We used the following forward-looking range of assumptions to value each stock option granted to employees, directors and consultants during the year ended December 31, 2012:

Dividend yield	0.0%
Risk free rate of return	0.92 – 1.47%
Expected life in years	4 - 7
Volatility	67 - 73%
Forfeitures	2.6%

Our dividend yield assumption is based on the fact that we have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. Our risk-free interest rate assumption is based on yields of U.S. Treasury notes in effect at the date of grant. Our expected life represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the Securities and Exchange Commission (“SEC”) guidance provided in the SEC’s Staff Accounting Bulletin 107 (“SAB 107”) and SAB 110, using a “simplified” method. The Company has used the simplified method and will continue to use the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. Our volatility assumption is based on reviews of the historical volatility of our common stock. We estimate forfeiture rates at the time of grant and adjust these estimates, if necessary, periodically based on the extent to which future actual forfeitures differ, or are expected to differ, from such estimates. Accordingly, we have estimated forfeiture percentages for the unvested portion of previously granted awards that remain outstanding at the date of adoption and for awards granted subsequent to the date of adoption. Forfeitures are estimated based on the demographics of current option holders and standard probabilities of employee turnover. Using Black-Scholes and these factors, the weighted average fair value of stock options granted to employees and directors was $0.07 for the year ended December 31, 2012. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Warrants to Purchase Common Stock

The following table summarizes our warrant activity for 2013 and 2012:

		Warrants outstanding
			Weighted
	Number of	Exercise price	average exercise
	shares	range	price

December 31, 2011	11,332,059	$0.38 – 1.12	$0.67
Grants	400,000	0.15	0.15
Exercises	—	—	—
Cancellations	(263,158)	0.91	0.91
December 31, 2012	11,468,901	0.15 – 1.12	0.64
December 31, 2013	11,468,901	$0.15 – $1.12	$0.64

9.	INCOME TAXES

Significant components of the Company’s deferred tax assets at December 31, 2013 and 2012 and related valuation reserves are presented below:

	December 31,
	2013	2012

Deferred tax assets:

Net operating loss carryforwards	$17,185,000	$17,257,000
Research and development tax credit carryforward	2,231,000	2,222,000
Charitable contribution carryforward	1,000	3,000
Accrued expenses	137,000	64,000
Amortization	3,000	3,000
Depreciation	—	1,000
Non-cash share based compensation	1,017,000	1,034,000
	20,574,000	20,584,000
Less — valuation allowance	(20,574,000)	(20,584,000)
Net deferred tax asset	$—	$—

A full valuation allowance has been provided at December 31, 2013 and 2012 to reserve for deferred tax assets, as it appears more likely than not that net deferred tax assets will not be realized.

At December 31, 2013, we had net operating loss carryforwards for income tax purposes of approximately $43.7 million, which are available to offset future federal and state taxable income, if any, and, research and development tax credit carryforwards of approximately $2.2 million. The carryforwards, if not utilized, will expire in increments through 2033.

The Code imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in Section 382 of the Code. During 2009, the Company completed a preliminary study to compute any limits on the net operating losses and credit carryforwards for purposes of Section 382. It was determined that the Company experienced a cumulative change in ownership, as defined by the regulations, in 2002. This change in ownership triggers an annual limitation on the Company’s ability to utilize certain U.S. federal and state net operating loss carryforwards and research tax credit carryforwards, resulting in the potential loss of approximately $9.8 million of net operating loss carryforwards and $0.2 million in research credit carryforwards. The Company has reduced the deferred tax assets associated with these carryforwards in its balance sheets at December 31, 2013 and 2012. The Company believes that the future utilization of net operating losses and tax credits presented above may be further compromised under the provisions of Section 382.

The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2013 and 2012, due to the following:

	December 31,
	2013	2012

Federal tax benefit at statutory rate	$(228,000)	$(288,000)
State taxes	(37,000)	(46,000)
Permanent M-1s	(72,000)	76,000
Limited/expired net operating loss carryforwards	356,000	353,000
Limited/expired research and development tax credit carryforward	-	-
Research and development tax credit carryforward	(9,000)	(77,000)
Change in valuation allowance	(10,000)	(18,000)
	$—	$—

As discussed in Note 2, we recognize the effect of income tax positions only if those positions more likely than not of being sustained. At December 31, 2013 and 2012, we had no gross unrecognized tax benefits. We do not expect any significant changes in unrecognized tax benefits over the next 12 months. In addition, we did not recognize any interest or penalties related to uncertain tax positions at December 31, 2013 and 2012.

The 2004 through 2013 tax years generally remain subject to examination by federal and most state tax authorities. In addition, we would remain open to examination for earlier years if we were to utilize net operating losses or tax credit carryforwards that originated prior to 2009.

10.	COMMITMENTS

Lease. Our rent expense, related solely to office space, for 2013 and 2012 was $100,630 and $94,931, respectively. We were committed under an office space lease that expired on January 31, 2013. We continue to utilize the leased office space on a month to month basis with a 30 day notice provision.

Employment Continuity Agreements. We have entered into employment contracts with our executive officers which provide for severance if the executive is dismissed without cause or under certain circumstances after a change of control in our ownership. At December 31, 2013 these obligations, if triggered, could amount to a maximum of approximately $245,000 in the aggregate.

11.	SUBSEQUENT EVENTS

Private Placement of Convertible Notes

On January 7, 2014, we completed a private placement of convertible notes raising an aggregate of $55,000 in gross proceeds (the “January 2014 Notes”).   The January 2014 Notes will pay interest at a rate of 5% per annum, mature 60 months after their date of issuance and are convertible into shares of our common stock at a conversion price of $0.06 per share (subject to adjustment as described in the January 2014 Notes) at any time prior to repayment, at the election of the Investor.  In the aggregate, the Notes are initially convertible into up to 916,667 shares of our common stock.

At any time prior to maturity of the January 2014 Notes, with the consent of the holders of a majority in interest of the January 2014 Notes, we may prepay the outstanding principal amount of the January 2014 Notes plus unpaid accrued interest without penalty.  Upon the commission of any act of bankruptcy by the Company, the execution by the Company of a general assignment for the benefit of creditors, the filing by or against the Company of a petition in bankruptcy or any petition for relief under the federal bankruptcy act or the continuation of such petition without dismissal for a period of 90 days or more, or the appointment of a receiver or trustee to take possession of the property or assets of the Company, the outstanding principal and all accrued interest on the January 2014 Notes will accelerate and automatically become immediately due and payable.

The Investors in the offering included three directors of the Company. The principal amounts of their respective Notes are as set forth below:

Investor	Note Principal
Joseph C. McNay	$25,000
Allan L. Goldstein	$10,000
L. Thompson Bowles	$5,000

Entry into a Material Definitive Agreement

On March 7, 2014, we entered into three agreements with G-treeBNT Co., Ltd., headquartered in Gyeonggi-do, Korea. The three agreements include two Licensing Agreements for the license of territorial rights to two of the Company’s Thymosin Beta 4 (“Tβ4”)-based products candidates, RGN-259 and RGN-137 (collectively, the “License Agreements”). The third agreement is a Securities Purchase Agreement (the “Securities Purchase Agreement” and, collectively with the License Agreements, the “Agreements”) under which G-treeBNT agreed to purchase up to $2,350,000 of the Company’s common stock and received an option to purchase an additional $825,000 of common stock, over the next eleven months. The parties had previously executed a term sheet under which G-treeBNT paid the Company $150,000, which was reported on Form 8-K on February 14, 2014.

Under the License Agreement for RGN-259 (the “259 License Agreement”), the Company’s preservative-free eye drop product candidate, G-treeBNT will have the right to develop and commercialize RGN-259 in certain Asian countries (excluding China, Hong Kong, Taiwan, and Macau). These rights will be exclusive in Korea, Japan, Australia, New Zealand, Brunei, Cambodia, East Timor, Indonesia, Laos, Malaysia, Mongolia, Myanmar (Burma), Philippines, Singapore, Thailand, Vietnam, and Kazakhstan, and semi-exclusive in India, Pakistan, Bangladesh, Bhutan, Maldives, Nepal, Sri Lanka, Kyrgyzstan, Tajikistan, Turkmenistan and Uzbekistan (collectively, the “259 Territory”). Under the 259 License Agreement, the Company is eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, the Company will receive royalties of a low double digit percentage of any commercial sales of the Company’s licensed product sold by G-treeBNT in the 259 Territory.

Under the License Agreement for RGN-137 (the “137 License Agreement”), the Company’s topical dermal gel product candidate, G-treeBNT will have the exclusive right to develop and commercialize RGN-137 in the U.S. (the “137 Territory”). Under the 137 License Agreement, the Company is eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, the Company will receive royalties of a low double digit percentage of any commercial sales of the Company’s licensed product sold by G-treeBNT in the 137 Territory.

Each License Agreement contains diligence provisions requiring the initiation of certain clinical trials within certain time periods that, if not met, would result in the loss of rights. G-treeBNT will pay for all developmental costs associated with each product candidate. The Company will provide a certain limited amount of Tβ4 to G-treeBNT at no charge for initial clinical trials in Korea, Japan and Australia for RGN-259 and in the U.S. for RGN-137, and will provide Tβ4 to G-treeBNT for all other developmental and clinical work on a cost plus basis. RegeneRx will have the exclusive manufacturing and supply rights for Tβ4 in the respective territories and the parties will negotiate in good faith to enter into an exclusive supply agreement for Tβ4 as soon as practicable. RegeneRx will also have the right to exclusively license, on a royalty free basis, any improvements made by G-treeBNT to RegeneRx’s product candidates outside of the licensed territory.

RegeneRx and G-treeBNT will create a joint development committee to discuss and agree on the development of the licensed product candidates and share information relating thereto. RegeneRx and G-treeBNT will also share all non-clinical and clinical data and other information related to development of the licensed product candidates.

Under the terms of the Securities Purchase Agreement, G-treeBNT has committed to purchase $2.35 million of RegeneRx common stock for a purchase price of $0.12 per share. Of the $2.35 million, G-treeBNT purchased $1.35 million on March 28, 2014 and has agreed to purchase an additional $1.0 million by August 31, 2014. G-treeBNT also has the right to purchase an additional 5.5 million shares of common stock at a purchase price of $0.15 per share (for an aggregate purchase price of $825,000) until January 31, 2015. Retention of the licensed rights by G-treeBNT requires the completion of the committed common stock purchases on the above timelines.

EXHIBIT INDEX
Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)	Certificate of Amendment of Restated Certificate of Incorporation

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to Quarterly Report on Form 10-Q (File No. 001-15070) for the quarter ended June 30, 2006 (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.1^	Amended and Restated 2000 Stock Option and Incentive Plan, as amended	Annex A to the Company’s Proxy Statement on Schedule 14A (File No. 001-15070) (filed May 9, 2008)

10.2^	2010 Equity Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.3	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.4	Patent License Agreement — Exclusive, dated January 24, 2001, between the Company and the U.S. Public Health Service	Exhibit B to Exhibit 10.1 to Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-15070) (filed January 16, 2013)

10.5	Thymosin Beta 4 License and Supply Agreement, dated January 21, 2004, between the Company and Defiante Farmaceutica S.A.	Exhibit 10.10 to Registration Statement on Form SB-2 (File No. 333-113417) (filed March 9, 2004)**

10.6^	Second Amended and Restated Employment Agreement, dated March 11, 2009, between the Company and Allan L. Goldstein, as amended	Exhibit 10.4 to Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 30, 2009)

10.7^	Second Amended and Restated Employment Agreement, dated March 12, 2009, between the Company and J.J. Finkelstein, as amended	Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 15, 2009)

10.8^	Second Amendment to the Amended and Restated Employment Agreement between the Company and J.J. Finkelstein, dated December 1, 2011.	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed December 6, 2011)

10.9^	Second Amendment to the Amended and Restated Employment Agreement between the Company and Allan L. Goldstein, dated December 1, 2011.	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed December 6, 2011)

10.10^	Letter Agreement between the Company and J.J. Finkelstein, dated January 1, 2012.	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.11^	Letter Agreement between the Company and Allan L. Goldstein, dated January 1, 2012.	Exhibit 10.5 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.12^	Change in Control Agreement between the Company and J.J. Finkelstein, dated January 1, 2012.	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.13^	Change in Control Agreement between the Company and Allan L. Goldstein, dated January 1, 2012.	Exhibit 10.6 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.14	Lease, by and between the Company and The Realty Associates Fund V, L.P., dated December 10, 2009	Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15070) (filed March 31, 2010)

10.15	Form of Warrant to Purchase Common Stock dated April 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 16, 2009)

10.16	Securities Purchase Agreement, dated April 13, 2009	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed April 16, 2009)

10.17	Form of Common Stock Purchase Warrant, dated October 5, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 30, 2009)

10.18	Securities Purchase Agreement, dated September 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 30, 2009)

10.19	Form of Warrant, dated October 15, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 5, 2009)

10.20	Securities Purchase Agreement, dated September 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 5, 2009)

10.21	Representative’s Warrant to Purchase Common Stock, dated May 21, 2010	Exhibit 4.3 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

10.22	Registration Rights Agreement, dated January 4, 2011	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.23		Securities Purchase Agreement, dated January 5, 2011	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.24		Warrant to Purchase Common Stock, dated January 7, 2011, issued to Lincoln Park Capital	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.25		Securities Purchase Agreement, dated January 5, 2011, by and between the Company and Defiante Farmaceutica S.A.	Exhibit 10.4 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.26		Securities Purchase Agreement, dated January 5, 2011, by and between the Company and Taufin International S.A.	Exhibit 10.5 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.27		Securities Purchase Agreement, dated January 5, 2011, by and between the Company and Sinaf S.A.	Exhibit 10.6 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.28		Form of Warrant to Purchase Common Stock, dated January 7, 2011, issued to the Sigma-Tau Purchasers	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.29^	^	Letter Agreement between the Company and J.J. Finkelstein, dated April 3, 2012	Exhibit 10.3 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.30^	^	Letter Agreement between the Company and Allan L. Goldstein, dated April 3, 2012	Exhibit 10.7 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.31^	^	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated April 3, 2012	Exhibit 10.8 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.32^	^	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated April 3, 2012	Exhibit 10.10 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.33^	^	Letter Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Exhibit 10.2 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.34^	Letter Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Exhibit 10.6 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.35^	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Exhibit 10.8 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.36^	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Exhibit 10.12 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.37	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.38	Form of Warrant	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.39	Convertible Note and Warrant Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.40^	Letter Agreement between the Company and J.J. Finkelstein, dated January 2, 2013	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 8, 2013)

10.41^	Letter Agreement between the Company and Allan L. Goldstein, dated January 2, 2013	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 8, 2013)

10.42	License Agreement with Lee’s Pharmaceutical (HK) Limited	Exhibit 10.1 to Amendment No. 1 to Form 10-Q (File No. 001-15070) for the quarter ended September 30, 2012 (filed January 16, 2013)**

10.43	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.44	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.45	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.46	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.47^	Letter Agreement between the Company and J.J. Finkelstein, dated July 5, 2013	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.48^	Letter Agreement between the Company and Allan L. Goldstein, dated July 5, 2013	Exhibit 10.4 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.49	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.50	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.51	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.52	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.53^	Letter Agreement between the Company and J.J. Finkelstein, dated January 7, 2014	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.54^	Letter Agreement between the Company and Allan L. Goldstein, dated January 7, 2014	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

23.1	Consent of CohnReznick LLP	Filed herewith

24.1	Powers of Attorney	Included on signature page

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith***

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2013 and 2012; (ii) Statements of Operations for the years ended December 31, 2013 and 2012; (iii) Statements of Cash Flows for the years ended December 31, 2013 and 2012; and (iv) Notes to Financial Statements.	Filed herewith

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

**	The registrant has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Securities and Exchange Commission.

***	This certification is being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

^	Compensatory plan, contract or arrangement.

