Form 10-Q
period 2014-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2014-05-15
CIK 707511

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Yes ☐  No ☑

92,983,247shares of common stock, par value $0.001 per share, were outstanding as of May 14, 2014.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2014

Part I – Financial Information

Item 1.	Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)	(See Note 1)
ASSETS
Current assets
Cash and cash equivalents	$1,299,928	$6,306
Prepaid expenses and other current assets	49,394	26,299
Total current assets	1,349,322	32,605
Property and equipment, net of accumulated depreciation of $122,643 and $121,727	3,457	4,373
Other assets	5,752	5,752
Total assets	$1,358,531	$42,730

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$549,847	$577,211
Accrued expenses	119,489	39,049
Convertible promisory note, net of discount of $7,513 and $10,854	292,487	289,146
Total current liabilities	961,823	905,406

Long-Term liabilities
Unearned revenue	400,000	400,000
Convertible promisory notes, net of derivative liability	173,476	143,399
Fair value of derivative liability	1,986,168	215,334
Total liabilities	3,521,467	1,664,139

Commitments	-	-

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 92,983,247 and 81,733,247 issued and outstanding	92,983	81,733
Additional paid-in capital	96,919,888	95,347,571
Accumulated deficit	(99,175,807)	(97,050,713)
Total stockholders' deficit	(2,162,936)	(1,621,409)
Total liabilities and stockholders' deficit	$1,358,531	$42,730

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

	Three Months ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Sponsored research revenue	$-	$29,484

Operating expenses
Research and development	74,700	91,489
General and administrative	288,857	263,369
Total operating expenses	363,557	354,858
Loss from operations	(363,557)	(325,374)
Interest and other income	3	8
Interest expense	(45,706)	(7,040)
Change in fair value of derivative	(1,715,834)	-
Net loss	$(2,125,094)	$(332,406)

Basic and diluted net loss per common share	$(0.03)	$(0.00)
Weighted average number of common shares outstanding	82,233,247	81,733,247

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

	For the Three months ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(2,125,094)	$(332,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	916	1,431
Share-based compensation	83,567	19,919
Non-cash interest expense	33,418	3,341
Change in fair value of derivative	1,715,834	-
Changes in operating assets and liabilities:
Grant receivable	-	177,350
Prepaid expenses and other current assets	(23,095)	8,289
Other assets	-	-
Accounts payable	(27,364)	9,476
Accrued expenses	80,440	(19,347)
Net cash used in operating activities	(261,378)	(131,947)

Financing activities:
Proceeds from sale of common stock and issuance of warrants	1,500,000	-
Proceeds from issuance of debt	55,000	225,000
Cash provided by financing activities	1,555,000	225,000

Net increase in cash and cash equivalents	1,293,622	93,053

Cash and cash equivalents at beginning of period	6,306	141,905
Cash and cash equivalents at end of period	$1,299,928	$234,958

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Fair value of derivative liability at issuance	$55,000	$225,000

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

For the three months ended March 31, 2014 and 2013 (Unaudited)

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

Management Plans.

On March 28, 2014 we received the proceeds from the first equity purchase in the amount of $1,350,000 from G-treeBNT Co., Ltd. (“G-treeBNT”) formerly known as Digital Aria Co., Ltd., pursuant to the March 2014 execution of two licensing agreements and an associated common stock purchase agreement with G-treeBNT (see Note 7). We had previously received $150,000 earlier in the quarter in connection with these agreements. As of March 31, 2014 we had cash on hand of approximately $1,300,000. With this capital we have resources to continue operations. The operations include the development of RGN-259 for certain ophthalmic indications, including pursuing clinical development for the treatment of dry eye syndrome and neurotrophic keratopathy (NK), for which we received orphan designation at the end of 2013. We believe that we will be able to extend these activities for the next twelve months with the cash on hand plus the proceeds from the second common stock purchase closing with G-treeBNT that is scheduled to occur on or before August 31, 2014. This estimate may change if we are able to accelerate our development efforts or if we discover that we need to undertake additional efforts to support our objectives in which case we would need additional capital in less than 12 months. In addition to the RGN-259 development activities we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

We anticipate incurring additional losses in the future as we continue our RGN-259 development activities while seeking partners to explore the potential clinical benefits of Tβ4-based product candidates over multiple indications. We will need additional funds in order to pursue our current operating objectives substantially beyond the second quarter of 2015. Accordingly, we are in the process of exploring various funding alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and additional licensing arrangements.

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

In addition to our current operational requirements, we expect to continue to expend substantial funds to complete our planned product development efforts. Additionally, we continually refine our operating strategy and will continue to evaluate potential orphan indication clinical uses of Tβ4. However, substantial additional resources will be needed before we will be able to achieve sustained profitability.

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

Basis of Presentation.

The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the SEC, for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP. The accounting policies underlying our unaudited interim financial statements are consistent with those underlying our audited annual financial statements. These unaudited interim financial statements should be read in conjunction with the audited annual financial statements as of and for the year ended December 31, 2013, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”).

The accompanying December 31, 2013 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or any other future period.

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

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including warrants that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. In certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in the Company’s financial statements. In other instances these instruments are classified as equity instruments in the Company’s financial statements.

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

We account for non-refundable grants as “Sponsored research revenues” in the accompanying statements of operations. Revenue from non-refundable grants is recognized when the following criteria are met; persuasive evidence of an arrangement exists, services have been rendered and the underlying costs incurred, the contract price is fixed or determinable, and collectability is reasonably assured. For the quarter ended March 31, 2014 we did not record any grant revenues and for the year ended December 31, 2013, all of our revenues were received from one NIH grant which was substantially completed during the quarter ended March 31, 2013. No future revenues are expected to be earned from this grant.

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

Recent Accounting Pronouncements.

We did not adopt any new accounting pronouncements during the three months ended March 31, 2014 that had or are expected to have a material impact on our financial statements.

2.	Net Loss per Common Share

Net loss per common share for the three-month periods ended March 31, 2014 and 2013, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 45,641,175 shares and 23,238,500 shares in 2014 and 2013, respectively, reserved for the conversion of convertible debt or exercise of outstanding options, warrants, including 13,833,333 related to G-treeBNT’s second equity purchase and purchase option (see Note 7).

3.	Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model and amortize that cost over the expected term of the grant. We recognized $83,567 and $19,919 in stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively. We expect to recognize the compensation cost related to non-vested options as of March 31, 2014 of $162,131 over the weighted average remaining recognition period of 1.80 years.

We did not grant any stock options during the three months ended March 31, 2013. We used the following forward-looking range of assumptions to value the 2,025,000 stock options granted to employees, consultants and directors during the three months ended March 31, 2014:

Dividend yield	0.0%
Risk-free rate of return	1.76%
Expected life in years	4 - 5
Volatility	91-98%
Forfeiture rate	2.6%

4.	Income Taxes

As of March 31, 2014, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2014; no changes in settled tax years have occurred through March 31, 2014. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

March 31, 2014 and 2013, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $1,300,000 and $235,000, respectively, using Level 1 inputs. Our March 31, 2014 balance sheet reflects qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued in March, July and September of 2013 and January 2014 (see Note 6). We evaluated the derivative liability embedded in the series of convertible notes to determine if an adjustment to the carrying value of the liability was required at March 31, 2014 using the following assumptions.

	March 2013	July 2013	Sept 2013	Jan 2014

Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate of return	1.73%	1.73%	1.73%	1.73%
Expected life in years	4	4.25	4.45	4.75
Volatility	97.6%	94.7%	93.1%	88.2%

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the period ended March 31, 2014, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at			Balance at
	December 31,	New	Change in	March 31,
	2013	Issuances	Fair Values	2014

Level 3 -
Derivative liabilities from:
Conversion features
March 2013	$75,000	$-	$562,500	$637,500
July 2013	33,334	-	250,000	283,334
September 2013	107,000	-	802,500	909,500
January 2014	-	55,000	100,834	155,834
Derivative instruments	$215,334	$55,000	$1,715,834	$1,986,168

6.	Convertible Notes

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

In connection with the issuance of the 2012 Notes we also issued warrants to each Investor. The warrants are exercisable for an aggregate of 400,000 shares of common stock with an exercise price of fifteen cents ($0.15) per share for a period of five years. The relative fair value of the warrants issued is $27,097, calculated using the Black-Scholes-Merton valuation model value of $0.07 with an expected and contractual life of 5 years, an assumed volatility of 74.36%, and a risk-free interest rate of 0.77%. The warrants were recorded as additional paid-in-capital and a discount on the 2012 Notes of $27,097. Non-cash interest expense related to the debt discount during the three months ended March 31, 2014 and 2013 totaled $3,341 and $3,341, respectively.

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

The Company has evaluated the terms of the March 2013 Notes which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the March 2013 Notes.  The adjustment would reduce the conversion price of the March 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related March 2013 Notes have been settled. The bifurcated liability of $225,000 was recorded on the date of issuance which resulted in a residual debt value of $0. The Company determined that an adjustment to increase the derivative liability by $562,500 was required at March 31, 2014. Non-cash interest expense recorded during the three months ended March 31, 2014 totaled $11,096. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

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

The Company has evaluated the terms of the July 2013 Notes which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the July 2013 Notes.  The adjustment would reduce the conversion price of the July 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related July 2013 Notes have been settled.  The bifurcated liability of $66,667 was recorded on the date of issuance which resulted in a residual debt value of $33,333. The Company determined that an adjustment to increase the derivative liability by $250,000 was required at March 31, 2014. The accretion of the derivative liability recorded as interest expense during the three months ended March 31, 2014 totaled $3,288. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

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

The Company has evaluated the terms of the September 2013 Notes which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the September 2013 Notes.  The adjustment would reduce the conversion price of the September 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related September 2013 Notes have been settled.  The bifurcated liability of $267,500 was recorded on the date of issuance which resulted in a residual debt value of $53,500. The Company determined that an adjustment to increase the derivative liability by $802,500 was required at March 31, 2014. The accretion of the derivative liability recorded as interest expense during the three months ended March 31, 2014 totaled $13,192. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

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

The Company has evaluated the terms of the January 2014 Notes which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the January 2014 Notes.  The adjustment would reduce the conversion price of the January 2014 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related January 2014 Notes have been settled.  The bifurcated liability of $55,000 was recorded on the date of issuance which resulted in a residual debt value of $0. The Company determined that an adjustment to increase the derivative liability by $100,833 was required at March 31, 2014. The accretion of the derivative liability recorded as interest expense during the three months ended March 31, 2014 totaled $2,501. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

7.	Stockholders’ Equity

On March 7, 2014, the Company signed securities purchase and licensing agreements with G-treeBNT. Under the securities purchase agreement, G-treeBNT invested $1,350,000 for 11,250,000 common shares at $0.12 per share and will invest an additional $1,000,000 for an additional 8,333,333 shares of common stock at $0.12 per share on or before August 31, 2014. Under the terms of the security purchase agreement, G-treeBNT also obtained the option to acquire an additional 5.5 million shares of common stock at $0.15 per share which expires on January 31, 2015. If this option is exercised the Company will receive additional proceeds of $825,000.

The licensing agreements for development and commercialization rights in certain territories to two of the Company’s product development candidates, RGN-259 and RGN-137, included upfront payments of $150,000.

In addition, G-treeBNT agreed to pay the Company milestone payments upon the achievement of certain commercial sales milestones, as well as with royalties on commercial sales. These license rights are conditioned upon the completion of the $1.35 million and $1.0 million security purchases described above and should both security purchases not occur, G-tree BNT will forfeit all license rights.

As the security purchase and licensing agreements were signed in contemplation of each other and the execution of performance under the securities purchase agreement was stipulated as a condition for the retention of the rights granted under the licensing agreements, the three agreements were treated as a multiple-elements arrangement. Following the closing of the agreements, the Company determined that the total consideration received under the three agreements, totaling $1,500,000, should be allocated to identifiable elements within this multiple-elements arrangement (1) the equity investment in the Company’s common shares, including the purchase option and (2) the licensed development and commercialization rights under the two licensing agreements. The fair value of optional investment right is approximately $725,000 which was calculated using the Black Scholes option pricing model at the issuance of this right. As the common shares were issued at a discount to the then market price of the Company’s common stock of $0.20 on the date of closing, all of the proceeds received were allocated to the common shares and the optional investment right leaving no allocation of proceeds to the licensed rights.

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

In addition to our three pharmaceutical product candidates, we are also pursuing limnited development of peptide fragments and derivatives of Tß4 for potential cosmeceutical and other personal care uses. These fragments are select amino acid sequences, and variations thereof, within the Tß4 molecule that have demonstrated activity in several in vitro preclinical research studies that we have sponsored. We believe the biological activities of these fragments may be useful, for example, in developing novel cosmeceutical products for the anti-aging market. Our strategy is to collaborate with another company to develop cosmeceutical formulations based on these peptides.

Future Plans

On March 7, 2014, we entered into two licensing and one securities purchase agreements with G-treeBNT Co., Ltd. (“G-treeBNT”) formerly known as Digital Aria Co., Ltd. under which G-treeBNT agreed to purchase $2,350,000 of our common stock and receive an option to purchase an additional $825,000 of our common stock over the next eleven months. On March 28, 2014 we received the proceeds from the first equity purchase in the amount of $1,350,000 from G-treeBNT.   With the proceeds from this first sale, coupled with the proceeds from the January 2014 placement of convertible promissory notes of $55,000 from 5 accredited investors, we have resources to continue operations.  The operations include the development of RGN-259 for certain ophthalmic indications, including pursuing clinical development for the treatment of dry-eye syndrome and neurotrophic keratopathy (NK), for which we recently received orphan designation. We believe that we will be able to extend these activities for the next twelve months with the cash on hand plus the proceeds from the second common stock purchase closing with G-treeBNT that is scheduled to occur on or before August 31, 2014.  This estimate may change if we are able to accelerate our development efforts or if we discover that we need to undertake additional efforts to support our objectives in which case we would need additional capital in less than 12 months.  In addition to the RGN-259 development activities we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

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

The co-primary outcome measures evaluated in the trial were inferior corneal fluorescein staining and decreased ocular discomfort on day 29, 24 hours after CAE challenge. Various secondary outcome efficacy measures were also evaluated in the trial. While the study did not meet statistical significance for reducing inferior corneal fluorescein staining, it did show a positive trend in this exploratory trial. RGN-259 did, however, show a statistically significant efficacy result in the other co-primary endpoint of decreased ocular discomfort.

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

Lee’s Pharmaceuticals. In July 2012, we entered into a License Agreement with Lee’s Pharmaceutical (HK) Limited, headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. We understand Lee’s will be filing an investigational new drug application IND in the second quarter with the Chinese FDA to begin clinical development with RGN-259 in China for dry-eye. Lee’s is an affiliate of Sigma-Tau, which collectively with its affiliates is our largest stockholder.

G-treeBNT. In March 2014, we entered into a License Agreement with G-treeBNT Co., Ltd., headquartered in Gyeonggi-do, Korea for the license of RGN-259. G-treeBNT licensed certain development and commercialization rights for RGN-259 in Asia (excluding China, Hong Kong, Macau and Taiwan). G-treeBNT simultaneously committed to purchase approximately 19.6 million shares of our common stock in two closings and, after closing the initial purchase on March 28, 2014, is currently our second largest shareholder. G-treeBNT also holds an option to purchase an additional 5.5 million shares of common stock at $0.15 per share until January 31, 2015.

Future Clinical Plans. We are in the process of evaluating the best path to reinitiate clinical activity for the treatment of dry eye while also evaluating the use and development of RGN-259 for patients with neurotrophic keratopathy (NK) pursuant to the orphan designation received at year-end.

Based on the results of the Phase 2 clinical trials in patients with moderate and severe dry eye syndrome, we are designing a Phase 2b clinical trial that we believe could confirm previous findings and generate important data for future marketing approval. This trial will also likely be a physician-sponsored trial for which we will supply regulatory support and clinical material. We currently expect that the trial will be initiated in the second half of 2014. With the orphan drug designation received from the FDA Office of Orphan Products on December 31, 2013, we are now evaluating the potential for accelerating development of RGN-259 in patients with non-healing NK. Based on the safety profile of RGN-259 and our clinical experience in treating ophthalmic patients, we are considering moving directly into Phase 3 clinical trials. In this event, we will likely need to raise additional capital to complete the trial. Subject to our raising additional capital to fund the trial, we believe a Phase 3 trial in patients with NK could be initiated in the second half of 2014 and completed in the first half of 2015.

RGN-352

During 2009, we completed a Phase 1 clinical trial evaluating the safety, tolerability and pharmacokinetics of the intravenous administration of RGN-352 in 60 healthy subjects. Based on the results of this Phase 1 trial and extensive preclinical efficacy data published in peer-reviewed journals, in the second half of 2010, we began start-up activities for a Phase 2 study to evaluate RGN-352 (Tß4 Injectable Solution) in patients who had suffered an acute myocardial infarction (AMI). We had planned to begin enrolling patients in this clinical trial near the beginning of the second quarter of 2011. However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with the current Good Manufacturing Practice (cGMP) regulations. We have since learned that the manufacturer has closed its manufacturing facility and filed for bankruptcy protection. Since the FDA has prohibited us from using any of the active drug or placebo formulated by this manufacturer in human trials, we must have study drug (RGN-352 and RGN-352 placebo) manufactured by a new cGMP-compliant manufacturer in the event we seek to move forward with this trial. Therefore, we have elected to postpone activities on this trial until the requisite funding or a partner is secured.

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

G-treeBNT. In March 2014, we entered into a License Agreement with G-treeBNT Co., Ltd., to license certain development and commercialization rights for RGN-137 in the U.S. G-treeBNT also committed to purchase an aggregate of approximately 19.6 million shares of our common stock in two closings and, after closing the initial purchase on March 28, 2014, is currently our second largest shareholder. G-treeBNT also holds an option to purchase an additional 5.5 million shares of common stock at $0.15 per share until January 31, 2015.

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

On March 8, 2014, we announced that we had signed a two License Agreements with G-treeBNT Co., Ltd., headquartered in Gyeonggi-do, Korea for certain licenses to our RGN-259 and RGN-137 product candidates. G-treeBNT licensed the development and commercialization rights for RGN-259 in Asia (excluding China, Hong Kong, Macau and Taiwan), while also licensing the development and commercialization rights for RGN-137 in the U.S.

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

Financial Operations Overview

We have never generated product revenues, and we do not expect to generate product revenues until the FDA approves one of our product candidates, if ever, and we begin marketing and selling it. Subject to the availability of financing, we expect to invest increasingly significant amounts in the furtherance of our current clinical stage programs and may add additional nonclinical studies and new clinical trials as we explore the potential of our current product candidates in target indications and explore the potential use of our Tß4-based product candidates in rare disease and orphan indications. As we expand our clinical development initiatives, we expect to incur substantial and increasing losses. Accordingly, we will need to generate significant product revenues in order to ultimately achieve and then maintain profitability. Also, we expect that we will need to raise substantial additional capital in order to meet product development requirements. We cannot assure investors that such capital will be available when needed, on acceptable terms, or at all.

Most of our expenditures to date have been for research and development, or R&D, activities and general and administrative, or G&A, activities. R&D costs include all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors. Those costs include manufacturing Tß4 and peptide fragments, formulation of Tß4 into our product candidates, stability studies for both Tß4, and the various formulations, preclinical toxicology, safety and pharmacokinetic studies, clinical trial management, medical oversight, laboratory evaluations, statistical data analysis, regulatory compliance, quality assurance and other related activities. R&D includes cash and non-cash compensation, payroll taxes, travel and other miscellaneous costs of our internal R&D personnel, three persons in total, who are dedicated on a part-time hourly basis to R&D efforts. R&D also includes a proration of our common infrastructure costs for office space and communications. We expense our R&D costs as they are incurred.

R&D expenditures are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these expenses could exceed our expectations, possibly materially. We are uncertain as to what we will incur in future research and development costs for our clinical studies, as these amounts are subject to, management's continuing assessment of the economics of each individual research and development project and the internal competition for project funding. In May 2010 we were awarded a grant from the NIH to support the development of RGN-352. Subject to our compliance with the terms and conditions of the grant, we were eligible to receive up to $3.0 million over a three-year period in cost reimbursements related to the purposes set forth in the grant. We have used proceeds from the grant for the payment of research and development staff in connection with our grant related research and development activities and heavily relied on this grant for purposes of funding our R&D employees’ reduced salaries. Proceeds from the grant have been used for animal studies supporting our clinical work to develop RGN-352 for myocardial infarction, as well as to manufacture additional quantities of Tβ4. In the first quarter of 2013 we substantially completed all of the work under the grant and have exhausted the grant as a financing source.

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

Critical Accounting Policies

In Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on April 4, 2014, which we refer to as the Annual Report, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2014 and 2013

Revenues. We did not record any revenue in the three months ended March 31, 2014. For the three months ended March 31, 2013, grant revenue was $29,000. During the three months ended March 31, 2013 we recognized revenue based on costs incurred related to this grant. The revenue recorded in the three months ended March 31, 2013 was the final revenue we will record related to work performed under the grant.

R&D Expenses. For the three months ended March 31, 2014, our R&D expenses decreased by approximately $17,000, or 18%, to $75,000 from $91,000 for the same period in 2013. The decrease from 2013 reflects the absence in 2014 of outsourced R&D services associated with the completion of the work under the NIH grant during the three months ended March 31, 2013. The R&D expenses for both periods reflect our limited operating activity and are comprised of compensation, facility and G&A allocation and insurance. In addition to the referenced outsourced services (decrease of $28,000) the decrease 2014 expenses are personnel (decrease of $25,000) and allocations (decrease of $12,000) with offsetting increases in R&D consulting ($24,000) and stock option compensation ($12,000 increase). We expect our R&D expenses to increase as we continue to evaluate and execute on our current development objectives.

G&A Expenses. For the three months ended March 31, 2014, our G&A expenses increased by approximately $25,000, or 10%, to $289,000, from $263,000 for the same period in 2013. The increase was primarily the result of diligence costs incurred in association with completing the G-treeBNT transaction (approximately $30,000) including, travel and legal and consulting fees. The 2014 expenses also reflect a small increase in personnel costs of $11,000, allocation increase of $11,000, and stock option expense of $48,000 offset by a decrease in professional services of approximately $80,000. We also expect that our G&A expenses will increase in future periods as we have increased cash compensation paid to our employees.

Net Loss. We incurred a net loss of $2,125,000 for the quarter ended March 31, 2014, primarily as a result of our evaluation of the derivative liability associated with the conversion feature of the debt instruments issued over the past year. The value of this conversion feature is indexed to the share price of our common stock and increases as our share price increases. The share price of our common stock increased from $0.05 December 31, 2013 to $0.20 March 31, 2014, which resulted in an increase in valuation of our convertible debt derivative component and the recording of an unrealized loss of $1,715,834.

Liquidity and Capital Resources

Overview

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. We have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings and most recently through the sale of a series of convertible promissory notes through private placements with accredited investors and the March 2014 private placement of common stock with G-TreeBNT. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2013 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.

We had cash and cash equivalents of $1,300,000 at March 31, 2014. Our current operating plan includes the development of RGN-259 for certain ophthalmic indications, including pursuing clinical development for the treatment of dry-eye syndrome and neurotrophic keratopathy (NK), for which we recently received orphan designation. We believe that we will be able to extend these activities for the next twelve months with the cash on hand plus the proceeds from the second common stock purchase closing with G-treeBNT that is scheduled to occur on or before August 31, 2014. This estimate may change if we are able to accelerate our development efforts or if we discover that we need to undertake additional efforts to support our objectives in which case we would need additional capital in less than 12 months. In addition to the RGN-259 development activities we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Three Months Ended March 31, 2014 and 2013

Net cash used in operating activities was approximately $261,000 for the three months ended March 31, 2014 as compared to $132,000 used in operating activities for the same three months in 2013. In 2014 our net loss for the period of $2,125,000 was primarily comprised of several significant non-cash items including non-cash compensation and non-cash interest expense of $84,000 and $33,000, respectively and a non-cash loss of $1,716,000 associated with valuation of our convertible debt derivative component. In 2013 the net cash used in operating activities was primarily the result of our net loss during the period mitigated by collection of the year end grant receivable in the amount $177,000. During the first quarter of 2014 we received $1,500,000 pursuant to the sale of common stock to G-treeBNT and the associated licensing agreements and $55,000 in January 2014, representing the net proceeds of the sale of convertible notes as described in Note 6 to our unaudited financial statements included in this report. We did not sell any equity securities during the three months ended March 31, 2013 although we raised net proceeds from the sale of convertible notes of $225,000.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. We are not currently enrolling patients in any clinical trials. As a result of our financial and strategic discussions over the past two years, coupled with the December 2013 grant of orphan drug status by the FDA and the recent combined licensing and equity sale transaction with G-treeBNT, we have refined our forward-looking strategy to leverage our resources and focus on three potential clinical opportunities with RGN-259 that we feel could provide important results during 2015. The clinical opportunities include a potential Company-sponsored pivotal clinical trial for the treatment for neurotrophic keratopathy (NK), a potential investigator-sponsored clinical trial for patients with severe dry eye, and the anticipated initiation of clinical trials in China by our licensee, Lee’s Pharmaceuticals. With the December 2013 orphan drug status granted to RGN-259, coupled with the capital received in conjunction with the G-treeBNT strategic transaction, we are evaluating a potential accelerated product development opportunity for RGN-259 as a treatment for NK. While the plans associated with the respective clinical trials are not finalized, we believe that there may be an opportunity to go directly into a Phase 3 pivotal clinical trial under the orphan designation. We also believe that the support for an investigator-sponsored clinical trial in severe dry-eye would primarily consist of drug product, as well as time and consultation by RegeneRx staff. We believe that supporting these trials, while maintaining existing operations such as our intellectual property portfolio, negotiations with prospective strategic partners, evaluation of any financial or grant opportunities that become available, and maintaining compliance with our SEC reporting obligations can be accomplished for the next twelve months with the $2.5 million in capital to be received in 2014 from the G-treeBNT transaction. Based on the outcome of our evaluation of the potential development path for RGN-259 as a treatment for neurotrophic keratopathy under the orphan status, we may determine that we need additional financial resources before the end of the 12 months to pursue certain components of this development path. We have been informed that Lee’s will file its IND shortly. It is also our expectation that G-treeBNT will move quickly to initiate clinical activities in both the U.S. and Korea, although the initiation of clinical trials will depend on a number of factors including the timing of commencing joint development committee activities in addition to the preparation and filing of an IND with the Korean FDA, in addition to other regulatory requirements in their licensed territories. In addition, the length of time required for clinical trials varies substantially according to the type, complexity, novelty and intended use of a product candidate. Some of the factors that could impact our liquidity and capital needs include, but are not limited to:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2014, these cash equivalents were $1,300,000. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of March 31, 2014, the change in fair value of our financial instruments would not have been material.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based upon this evaluation, management has concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting. The Company appointed a new Chief Financial Officer on April 16, 2014. The CFO has assumed the responsibilities of Principal Accounting Officer previously held by the Company’s CEO and the Company does not expect this change to materially affect our internal control over financial reporting.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital resources and G-treeBNT’s committed equity purchase will only be sufficient to fund our operations for, at most, the next 12 months.

As of March 31, 2014 we had cash on hand of approximately $1,300,000, primarily representing the March 28, 2014 sale proceeds from the first equity purchase in the amount of $1,350,000 from G-treeBNT, pursuant to the March 2014 securities purchase agreement with G-treeBNT. With the proceeds from this first sale, coupled with the proceeds from the January 2014 placement of convertible promissory notes for $55,000 from five accredited investors, we have resources to continue operations. The operations include continuing the development of RGN-259 for certain ophthalmic indications, including limited support of a physician-sponsored Phase 2 trial for the treatment of dry eye syndrome and initiating clinical development of RGN-259 for the treatment of neurotrophic keratopathy (NK), for which we recently received orphan designation. We believe that we will be able to extend these activities for the next twelve months with the cash on hand plus the proceeds from the second common stock purchase closing with G-treeBNT that is scheduled to occur on or before August 31, 2014. This estimate will change and we will need additional capital in less than 12 months if we are able to accelerate or we need to undertake additional efforts to support our objectives. In addition to the RGN-259 development activities we intend to continue to pursue additional partnering activities, most notably for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications. Therefore, we could need to complete an additional financing or strategic transaction within the next twelve months to continue as a going concern, or we may be forced to cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our company.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of March 31, 2014, our accumulated deficit totaled approximately $99 million.

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

Our common stock is quoted on the over-the-counter market, which subjects us to the SEC’s penny stock rules and decreases the liquidity of our common stock.

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

Mauro Bove, a member of our Board of Directors, and until March 31, 2014 was also a director and officer of entities affiliated with Sigma-Tau, which collectively make up our largest stockholder group. At this time Mr. Bove remains engaged with Sigma-Tau as a consultant. Sigma-Tau has provided us with significant funding, may continue doing so in the future, and is also our strategic partner in Europe with respect to the development of certain of our drug candidates. We have issued shares of common stock, convertible promissory notes and common stock warrants to Sigma-Tau and its affiliates in several private placement financing transactions, including as recently as September 2013. We have licensed certain rights to our product candidates generally for the treatment of dermal and internal wounds to Sigma-Tau. Under the license agreement, upon the completion of a Phase 2 clinical trial of either of these product candidates that yields positive results in terms of clinical efficacy and safety, Sigma-Tau is obligated to either make a $5 million milestone payment to us or to initiate and fund a pivotal Phase 3 clinical trial of the product candidate. In 2009, we completed two Phase 2 clinical trials of RGN-137, but these trials were not sufficient to trigger the milestone obligation. There can be no assurance that we will ever receive this payment or be able to initiate a pivotal Phase 3 clinical trial of RGN-137 that would be funded by Sigma-Tau. As a result of Mr. Bove’s relationship with Sigma-Tau, there could be a conflict of interest between Sigma-Tau and our other stockholders with respect to these and other agreements and circumstances that may require the exercise of the Board’s discretion with respect to Sigma-Tau. Any decision in the best interests of Sigma-Tau may not be in the best interest of our other stockholders.

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

We have received an exclusive worldwide license to intellectual property discovered at the National Institutes of Health, or NIH, pertaining to the use of Tß4 in wound healing and tissue repair. The intellectual property rights from this license, along with independent patent applications we have filed, as well as patents and patent applications under licenses we acquired, form the basis for our current commercial development focus with Tß4. The NIH license terminates upon the last to expire of the patent applications that are filed, or any patents that may issue from such applications, in connection with the license. This license requires us to pay a minimum annual royalty to the NIH, regardless of the success of our product development efforts, plus certain other royalties upon the sale of products created by the intellectual property granted under the license. In 2013 we amended certain provisions of the exclusive license; we were permitted to credit amounts paid to prosecute or maintain the licensed patent rights during the 2013 calendar year against the 2013 minimum annual royalty of $25,000. Beginning in 2014 the minimum annual royalty is $2,000. While to date we believe that we have complied with all requirements to maintain the license, including the required payments for 2013 and the minimum annual royalty for 2014 , the loss of this license could have an adverse effect on our business and business prospects.

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

For the period from January 1, 2013 through May 12, 2014 the closing price of our common stock has ranged from $0.05 to $0.28, with an average daily trading volume of approximately 75,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

As of March 31, 2014, there were outstanding options to purchase an aggregate of 6,655,608 shares of our common stock under our 2000 and 2010 incentive equity plans at exercise prices ranging from $0.14 per share to $3.82 per share and outstanding warrants to purchase 11,468,901 shares of our common stock at a weighted average exercise price of $0.64 per share. In addition to the outstanding options and warrants we have also issued five series of convertible promissory notes, including one in January 2014, which are presently convertible into an aggregate of 13,683,334 shares of our common stock. In October 2012, we sold convertible promissory notes totaling $300,000 that are convertible into 2,000,000 shares of common stock at a conversion price of $0.15 per share. In 2013, we sold a three additional series of convertible promissory notes, which notes totaled $646,000 and are initially convertible into 10,766,667 shares of common stock at a conversion price of $0.06 per share. In January 2014, we sold a fifth series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes issued in 2013 and January 2014 contain down round provisions under which the conversion prices of these notes could be decreased as a result of future equity offerings below the conversion price of the notes. We are also committed to issue 8,333,333 shares of common stock to G-treeBNT at a purchase price of $0.12 per share on or before August 31, 2014 and G-treeBNT has an option to purchase an additional 5.5 million shares of common stock at $0.15 per share on or before January 31, 2015. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Our certificate of incorporation and Delaware law contain provisions that could discourage or prevent a takeover or other change in control, even if such a transaction would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

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

During the three months ended March 31, 2014, the Company issued 11,250,000 shares of common stock to G-treeBNT, Co. Ltd. for aggregate cash proceeds of $1,350,000. The offer, sale, and issuance of the shares to G-treeBNT were exempt from registration under the Securities Act under Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. G-treeBNT represented to the Company that it is an accredited investor as defined in Rule 501 promulgated under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to the Company’s Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.6 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.1	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.2	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.3	Letter Agreement between the Company and J.J. Finkelstein, dated January 7, 2014	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.4	Letter Agreement between the Company and Allan L. Goldstein, dated January 7, 2014	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.5	Securities Purchase Agreement	Filed herewith

10.6+	License Agreement RGN-259 dated March 7, 2014 with G-treeBNT (formerly Digital Aria)	Filed herewith

10.7+	License Agreement RGN-137 dated March 7, 2014 with G-treeBNT (formerly Digital Aria)	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (iv) Notes to Financial Statements.	Filed herewith***

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

+	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act. The entire exhibit has been separately filed with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: May 15, 2014	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)

Date: May 15, 2014	/s/Dane Sagio
Dane Saglio
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

