Form 10-Q
period 2014-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2014-08-14
CIK 707511

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

92,983,247 shares of common stock, par value $0.001 per share, were outstanding as of August 14, 2014.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2014

Part I – Financial Information

Item 1.	Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)	(See Note 1)
ASSETS
Current assets
Cash and cash equivalents	$674,729	$6,306
Prepaid expenses and other current assets	79,575	26,299
Total current assets	754,304	32,605
Property and equipment, net of accumulated depreciation of $123,530 and $121,727	2,570	4,373
Other assets	5,752	5,752
Total assets	$762,626	$42,730

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$359,946	$577,211
Accrued expenses	104,861	39,049
Convertible promisory note, net of discount of $4,135 and $10,854	295,865	289,146
Total current liabilities	760,672	905,406

Long-Term liabilities
Unearned revenue	400,000	400,000
Convertible promisory notes, net of derivative liability	204,099	143,399
Fair value of derivative liability	1,752,502	215,334
Total liabilities	3,117,273	1,664,139

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 92,983,247 and 81,733,247 issued and outstanding	92,983	81,733
Additional paid-in capital	96,946,965	95,347,571
Accumulated deficit	(99,394,595)	(97,050,713)
Total stockholders' deficit	(2,354,647)	(1,621,409)
Total liabilities and stockholders' deficit	$762,626	$42,730

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Sponsored research revenue	$-	$-	$-	$29,484

Operating expenses
Research and development	149,066	62,293	223,766	155,387
General and administrative	256,947	184,188	545,804	445,952
Total operating expenses	406,013	246,481	769,570	601,339
Loss from operations	(406,013)	(246,481)	(769,570)	(571,855)
Interest and other income	39	2	42	10
Interest expense	(46,479)	(21,205)	(92,186)	(28,245)
Change in fair value of derivative	233,666	37,500	(1,482,168)	37,500
Net loss	$(218,787)	$(230,184)	$(2,343,882)	$(562,590)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.03)	$(0.01)
Weighted average number of common shares outstanding	92,983,247	81,733,247	87,637,943	81,733,247

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

	For the Six months ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(2,343,882)	$(562,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,803	2,751
Share-based compensation	110,644	39,838
Non-cash interest expense	67,419	17,939
Change in fair value of derivative	1,482,168	(37,500)
Changes in operating assets and liabilities:
Grant receivable	-	177,350
Prepaid expenses and other current assets	(53,276)	14,494
Accounts payable	(217,265)	(2,255)
Accrued expenses	65,812	(10,951)
Net cash used in operating activities	(886,577)	(360,924)

Financing activities:
Proceeds from sale of common stock and issuance of warrants	1,500,000	-
Proceeds from issuance of debt	55,000	225,000
Cash provided by financing activities	1,555,000	225,000

Net increase in cash and cash equivalents	668,423	(135,924)

Cash and cash equivalents at beginning of period	6,306	141,905
Cash and cash equivalents at end of period	$674,729	$5,981

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Fair value of derivative liability at issuance	$55,000	$225,000

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

For the three and six months ended June 30, 2014 and 2013 (Unaudited)

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

Management Plans.

On March 28, 2014 we received the proceeds from the first equity purchase in the amount of $1,350,000 from G-treeBNT Co., Ltd. (“G-treeBNT”) formally known as Digital Aria Co., Ltd., pursuant to the March 2014 execution of two licensing agreements and an associated common stock purchase agreement with G-treeBNT. We had previously received $150,000 in the first quarter in connection with these agreements. As of June 30, 2014 we had cash on hand of approximately $675,000. We believe that we could maintain operations for the next twelve months with the cash on hand plus the proceeds of $1,000,000 from the second common stock purchase closing with G-treeBNT that is scheduled to occur on or before August 31, 2014. Our current operating objectives include the development of RGN-259 for certain ophthalmic indications, including pursuing clinical development for the treatment of dry eye syndrome, and neurotrophic keratopathy (NK), for which we received orphan designation at the end of 2013. We continue evaluating the potential for an accelerated development strategy for RGN-259 under the orphan drug designation and plan to meet with the US FDA in the third quarter of this year to discuss our objective of conducting a phase 3 clinical trial with RGN-259 in patients with neurotrophic keratopathy. If we are able to proceed with this strategy we will need to raise additional capital to fund the trial and also for the preparation of clinical material in accordance with FDA regulations for use in the phase 3 trial. Accordingly, we are in the process of exploring various funding alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and additional licensing arrangements. If we are not able to secure additional capital through the capital markets or a strategic partnership, or can only secure such capital on unreasonable terms, we could decide to postpone internal development of RGN-259 and await results from clinical studies conducted by our licensees in Asia (China and Korea), expected to produce data in the 2015-2016 timeframe. In addition to the RGN-259 development activities, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

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

The accompanying December 31, 2013 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three and six month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or any other future period.

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

We account for non-refundable grants as “Sponsored research revenues” in the accompanying statements of operations. Revenue from non-refundable grants is recognized when the following criteria are met; persuasive evidence of an arrangement exists, services have been rendered and the underlying costs incurred, the contract price is fixed or determinable, and collectability is reasonably assured. For the three and six months ended June 30, 2014 we did not record any grant revenues and for the year ended December 31, 2013, all of our revenues were received from one NIH grant which was substantially completed during the quarter ended March 31, 2013. No future revenues are expected to be earned from this grant.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in our accompanying balance sheets.

Research and Development.

Research and development (“R&D”) costs are expensed as incurred and include all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors. Those costs include: manufacturing Tβ4; formulation of Tβ4 into the various product candidates; stability for both Tβ4 and the various formulations; pre-clinical toxicology; safety and pharmacokinetic studies; clinical trial management; medical oversight; laboratory evaluations; statistical data analysis; regulatory compliance; quality assurance; and other related activities. R&D includes cash and non-cash compensation, payroll taxes, travel and other miscellaneous costs of our internal R&D personnel, who are part-time hourly employees dedicated to R&D efforts. R&D also includes a pro-ration of our common infrastructure costs for office space and communications.

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

Recent Accounting Pronouncements.

For a discussion of recent accounting pronouncements please refer to Note 2, "Summary of Significant Accounting Policies—Recent Accounting Pronouncements," in the Annual Report. We did not adopt any new accounting pronouncements during the three months ended June 30, 2014 that had or are expected to have a material impact on our financial statements.

2.	Net Loss per Common Share

Net loss per common share for the three and six month periods ended June 30, 2014 and 2013, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 45,374,121 shares and 23,238,500 shares in 2014 and 2013, respectively, reserved for the conversion of convertible debt or exercise of outstanding options, warrants, including 13,833,333 (of the 45,374,121 potentially dilutive shares in 2014) that related to G-treeBNT’s expected second equity purchase (8,333,333) and purchase option (5,500,000).

3.	Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model and amortize that cost over the expected term of the grant. We recognized $27,077 and $19,919 in stock-based compensation expense for the three months and $110,644 and $39,838 for the six months ended June 30, 2014 and 2013, respectively. We expect to recognize the compensation cost related to non-vested options as of June 30, 2014 of $138,076 over the weighted average remaining recognition period of 1.80 years.

We did not grant any stock options during the three months ended June 30, 2013. We used the following forward-looking range of assumptions to value the 25,000 stock options granted to a consultant during the three months ended June 30, 2014:

Dividend yield	0.0%
Risk-free rate of return	1.70%
Expected life in years	4.00
Volatility	94%
Forfeiture rate	2.6%

4.	Income Taxes

As of June 30, 2014, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2014; no changes in settled tax years have occurred through June 30, 2014. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

As of June 30, 2014 and 2013, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $675,000 and $6,000, respectively, using Level 1 inputs. Our June 30, 2014 and December 31, 2013 balance sheets reflect qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued in March, July and September of 2013 and January 2014 (see Note 6). We evaluated the derivative liability embedded in the series of convertible notes to determine if an adjustment to the carrying value of the liability was required at June 30, 2014 using the following assumptions.

	March 2013	July 2013	Sept 2013	Jan 2014

Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate of return	1.62%	1.62%	1.62%	1.62%
Expected life in years	3.75	4	4.2	4.5
Volatility	96.8%	94.2%	95.7%	92.0%

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the period ended June 30, 2014, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at			Balance at
	March 31,	New	Change in	June 30,
	2014	Issuances	Fair Values	2014

Level 3 -
Derivative liabilities from:
Conversion features
March 2013	$637,500	$-	$(75,000)	$562,500
July 2013	283,334	-	(33,333)	250,001
September 2013	909,500	-	(107,000)	802,500
January 2014	155,834	-	(18,333)	137,501
Derivative instruments	$1,986,168	$-	$(233,666)	$1,752,502

6.	Convertible Notes

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

In connection with the issuance of the 2012 Notes we also issued warrants to each Investor. The warrants are exercisable for an aggregate of 400,000 shares of common stock with an exercise price of fifteen cents ($0.15) per share for a period of five years. The relative fair value of the warrants issued is $27,097, calculated using the Black-Scholes-Merton valuation model value of $0.07 with an expected and contractual life of 5 years, an assumed volatility of 74.36%, and a risk-free interest rate of 0.77%. The warrants were recorded as additional paid-in-capital and a discount on the 2012 Notes of $27,097. Non-cash interest expense related to the debt discount during the three and six months ended June 30, 2014 and 2013 each totaled $3,378 and $6,719, respectively.

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

The Company has evaluated the terms of the March 2013 Notes which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the March 2013 Notes.  The adjustment would reduce the conversion price of the March 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related March 2013 Notes have been settled. The bifurcated liability of $225,000 was recorded on the date of issuance which resulted in a residual debt value of $0. The Company determined that an adjustment to decrease the derivative liability by $75,000 was required at June 30, 2014. The Company had previously determined that an adjustment to increase the derivative liability by $562,500 was required at March 31, 2014. For the six months ended June 30, 2014 the net increase in derivative liability associated with the March 2013 notes equaled $487,500. The Company had determined that an adjustment to decrease the derivative liability by $37,500 was required at June 30, 2013 there was no adjustment to the derivative liability balance at March 31, 2013. Non-cash interest expense recorded during the three and six months ended June 30, 2014 totaled $11,219 and $22,315, respectively. Non-cash interest expense recorded during the three and six months ended June 30, 2013 totaled $11,220 and $11,220, respectively. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

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

The Company has evaluated the terms of the July 2013 Notes which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the July 2013 Notes.  The adjustment would reduce the conversion price of the July 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related July 2013 Notes have been settled.  The bifurcated liability of $66,667 was recorded on the date of issuance which resulted in a residual debt value of $33,333. The Company determined that an adjustment to decrease the derivative liability by $33,333 was required at June 30, 2014. The Company had previously determined that an adjustment to increase the derivative liability by $250,000 was required at March 31, 2014. For the six months ended June 30, 2014 the net increase in derivative liability associated with the July 2013 notes equaled $216,667.The accretion of the derivative liability recorded as interest expense during the three and six months ended June 30, 2014 totaled $3,324 and $6,612, respectively. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

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

The Company has evaluated the terms of the September 2013 Notes which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the September 2013 Notes.  The adjustment would reduce the conversion price of the September 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related September 2013 Notes have been settled.  The bifurcated liability of $267,500 was recorded on the date of issuance which resulted in a residual debt value of $53,500. The Company determined that an adjustment to decrease the derivative liability by $107,000 was required at June 30, 2014. The Company had previously determined that an adjustment to increase the derivative liability by $802,500 was required at March 31, 2014. For the six months ended June 30, 2014 the net increase in derivative liability associated with the September 2013 notes equaled $695,500. The accretion of the derivative liability recorded as interest expense during the three and six months ended June 30, 2014 totaled $13,338 and $26,530, respectively. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

2014 Convertible Notes

On January 7, 2014, we completed a private placement of convertible notes raising an aggregate of $55,000 in gross proceeds (the “January 2014 Notes”).   The January 2014 Notes bear interest at a rate of 5% per annum, mature 60 months after their date of issuance and are convertible into shares of our common stock at a conversion price of $0.06 per share (subject to adjustment as described in the January 2014 Notes) at any time prior to repayment, at the election of the Investor.  In the aggregate, the Notes are initially convertible into up to 916,667 shares of our common stock.

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

The Company has evaluated the terms of the January 2014 Notes which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the January 2014 Notes.  The adjustment would reduce the conversion price of the January 2014 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related January 2014 Notes have been settled.  The bifurcated liability of $55,000 was recorded on the date of issuance which resulted in a residual debt value of $0. The Company determined that an adjustment to decrease the derivative liability by $18,333 was required at June 30, 2014. The Company had previously determined that an adjustment to increase the derivative liability by $100,834 was required at March 31, 2014. For the six months ended June 30, 2014 the net increase in derivative liability associated with the January 2014 notes equaled $82,500. The accretion of the derivative liability recorded as interest expense during the three and six months ended June 30, 2014 totaled $2,742 and $5,243, respectively. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

7.	Stockholders’ Equity

On March 7, 2014, the Company signed securities purchase and licensing agreements with G-treeBNT. Under the securities purchase agreement, G-treeBNT invested $1,350,000 million for the issuance of 11,250,000 common shares at $0.12 per share and will invest an additional $1,000,000 and the Company will issue an additional 8,333,333 shares of common stock at $0.12 per share on or before August 31, 2014. Under the terms of the security purchase agreement, G-treeBNT also obtained the right to make an optional investment to acquire an additional 5.5 million shares of common stock at $0.15 per share. Such optional investment right expires on January 31, 2015. If this optional investment right is exercised the Company will receive additional proceeds of $825,000.

The licensing agreements for development and commercialization rights in certain territories to two of the Company’s product development candidates, RGN-259 and RGN-137, included upfront payments of $150,000.

In addition, G-treeBNT agreed to pay the Company milestone payments upon the achievement of certain commercial sales milestones, as well as with royalties on commercial sales. These license rights are conditioned upon the completion of the $1.35 million and $1.0 million security purchases described above and should both security purchases not occur, G-tree BNT will forfeit all license rights as well as the $150,000 payment.

As the security purchase and licensing agreements were signed in contemplation of each other and the execution of performance under the securities purchase agreement was stipulated as a condition for the retention of the rights granted under the licensing agreements, the three agreements were treated as a multiple-elements arrangement. Following the closing of the agreements, the Company determined that the total consideration received under the three agreements, totaling $1,500,000, should be allocated to identifiable elements within this multiple-elements arrangement (1) the equity investment in the Company’s common shares, including the purchase option and (2) the licensed development and commercialization rights under the two licensing agreements. The optional investment right was considered an equity instrument reduced from the Company’s equity, and its fair value of approximately $725,000 was calculated using the Black Scholes option pricing model at the issuance of this right. As the common shares were issued at a discount to the then market price of the Company’s common stock of $0.20 on the date of closing, all of the proceeds received were absorbed by the allocation to the common shares and the optional investment right leaving no allocation of proceeds to the licensed rights.

8.	Commitments

We were previously committed under an office space lease through January 2013 and continued to occupy the space on a month to month basis through May 2014. Beginning in June 2014 we consolidated our office space and amended our lease agreement for the reduced space. The new lease commitment is for 36 months and our rental payments for this period will be approximately $4,500 per month.

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

In addition to our three pharmaceutical product candidates, we are also pursuing the potential use of peptide fragments and derivatives of Tß4 for cosmeceutical and other personal care uses. These fragments are select amino acid sequences, and variations thereof, within the Tß4 molecule that have demonstrated activity in several in vitro preclinical research studies that we have sponsored. We believe the biological activities of these fragments may be useful, for example, in developing novel cosmeceutical products for the anti-aging market. Our strategy is to collaborate with another company to develop cosmeceutical formulations based on these peptides.

Future Plans

On March 7, 2014, we entered into two licensing agreements and one securities purchase agreement with G-treeBNT Co., Ltd. (“G-treeBNT”) formally known as Digital Aria Co., Ltd. under which G-treeBNT agreed to purchase $2,350,000 of our common stock and receive an option to purchase an additional $825,000 of our common stock over the next eleven months. On March 28, 2014 we received the proceeds from the first equity purchase in the amount of $1,350,000 from G-treeBNT.   We believe that we could maintain operations for the next twelve months with the cash on hand of $675,000, as of June 30, 2014, plus the proceeds of $1,000,000 from the second common stock purchase closing with G-treeBNT that is scheduled to occur on or before August 31, 2014.

Our current operating objectives include the development of RGN-259 for certain ophthalmic indications, including pursuing clinical development for the treatment of dry eye syndrome, and neurotrophic keratopathy (NK), for which we received orphan designation at the end of 2013. We continue evaluating the potential for an accelerated development strategy for RGN-259 under the orphan drug designation and plan to meet with the US FDA in the third quarter of this year to discuss our objective of conducting a phase 3 clinical trial with RGN-259 in patients with neurotrophic keratopathy.

If we are able to proceed with this strategy we will need to raise additional capital to fund the trial and also for the preparation of clinical material in accordance with FDA regulations for use in the phase 3 trial. Accordingly, we are in the process of exploring various funding alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and additional licensing arrangements. If we are not able to secure additional capital through the capital markets or a strategic partnership, or can only secure such capital on unreasonable terms, we could decide to postpone internal development of RGN-259 and await results from clinical studies conducted by our licensees in Asia (China and Korea), expected to produce data in the 2015-2016 timeframe. In addition to the RGN-259 development activities, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

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

Lee’s Pharmaceuticals. In July 2012, we entered into a License Agreement with Lee’s Pharmaceutical (HK) Limited, headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s has filed an investigational new drug application IND with the Chinese FDA to begin clinical development with RGN-259 in China for dry-eye. Lee’s is an affiliate of Sigma-Tau, which collectively with its affiliates is our largest stockholder.

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

Based on the results of the Phase 2 clinical trials in patients with moderate and severe dry eye syndrome, we are designing a Phase 2b clinical trial that we believe could confirm previous findings and generate important data for future marketing approval. This trial will also likely be a physician-sponsored trial for which we will supply regulatory support and clinical material. If we proceed with support of the trial we expect that the trial will be initiated in the first half of 2015. With the orphan drug designation received from the FDA Office of Orphan Products on December 31, 2013, we are now evaluating the potential for accelerating development of RGN-259 in patients with non-healing NK. Based on the safety profile of RGN-259 and our clinical experience in treating ophthalmic patients, we are considering moving directly into Phase 3 clinical trials. In this event, we will likely need to raise additional capital to complete the trial. Subject to our raising additional capital to fund the trial, we believe a Phase 3 trial in patients with NK could be initiated in late 2014 or early 2015 and completed in 2015.

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

RGN-137

Clinical Development — Epidermolysis Bullosa (EB).  In 2005, we began enrolling patients in a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with EB. EB is a genetic disease of approximately 10 gene mutations that results in fragile skin and other epithelial structures (e.g., cornea and GI tract) that can blister spontaneously or separate at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. In severe cases, recurrent blistering and tissue loss may be life threatening. EB has been designated as an “orphan” indication by the FDA’s Office of Orphan Drugs. A portion of this trial was funded by a grant of $681,000 received from the FDA. In this randomized, double-blind, placebo-controlled, dose-response trial, nine U.S. clinical sites evaluated the safety, tolerability, and wound healing effectiveness of three different concentrations of RGN-137 compared to placebo. RGN-137 was applied topically to the skin, once daily for up to 56 consecutive days. We completed enrollment of 30 out of the original target of 36 patients and closed the Phase 2 trial in late 2011 as the availability of eligible patients had been exhausted. We engaged a consultant to draft the final report which has been submitted to the FDA.

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

Peptide Fragments for Cosmeceutical Applications

We have identified and evaluated several Tß4 peptide fragments and derivatives that may be useful as novel components in cosmeceutical and consumer products. We have identified several amino acid sequences, and variations thereof, within the Tß4 molecule that have demonstrated in vitro activity in preclinical research studies that we have sponsored, and we have filed a number of patent applications related to this research. We believe the biological activities of these fragments may be useful, for example, in developing novel cosmeceutical products for the anti-aging and, more broadly, the personal care markets. To date, research has suggested that these fragments suppress inflammation, accelerate the deposition of certain types of collagen, promote the production of elastin, and inhibit programmed cell death, among other activities. Our development and commercialization strategy is to identify suitable commercial partners to license these novel fragments for various cosmeceutical applications. We have held discussions with several multinational cosmetics and consumer products companies focused on potential collaborations to further develop and commercialize these fragments.

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

Most of our expenditures to date have been for research and development, or R&D, activities and general and administrative, or G&A, activities. R&D costs include all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors. Those costs include manufacturing Tß4 and peptide fragments, formulation of Tß4 into our product candidates, stability studies for both Tß4, and the various formulations, preclinical toxicology, safety and pharmacokinetic studies, clinical trial management, medical oversight, laboratory evaluations, statistical data analysis, regulatory compliance, quality assurance and other related activities. R&D includes cash and non-cash compensation, payroll taxes, travel and other miscellaneous costs of our internal R&D personnel, who are dedicated on a part-time hourly basis to R&D efforts. R&D also includes a proration of our common infrastructure costs for office space and communications. We expense our R&D costs as they are incurred.

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

Results of Operations

Comparison of the three months ended June 30, 2014 and 2013

Revenues. We did not record any revenue in the three months ended June 30, 2014. We also did not record any revenue in the three months ended June 30, 2013, as we completed work under the NIH grant in the first quarter of 2013.

R&D Expenses. For the three months ended June 30, 2014, our R&D expenses increased by approximately $87,000, or 139%, to $149,000 from $62,000 for the same period in 2013. The increase from 2013 reflects reinitiating of R&D activities related to evaluating the feasibility of initiating a phase 3 clinical trial under the orphan designation received in December 2013 in addition to the R&D costs incurred associated with our support of G-TreeBNT pursuant to our obligations under the license agreements signed on March 7, 2014. The increase included a significant increase in outside consulting services of $94,000 offset by a decrease in overhead allocation of $7,000. The 2013 R&D expenses reflect our limited operating activity during that period as we completed the work under the NIH grant in the first quarter of 2013. We expect our R&D expenses will continue to increase as we continue to evaluate and execute on our current development objectives.

G&A Expenses. For the three months ended June 30, 2014, our G&A expenses increased by approximately $73,000, or 40%, to $257,000, from $184,000 for the same period in 2013. The increase primarily reflects the reinitiating of operating activities as a result of the cash proceeds from the initial stock sale to G-treeBNT. Increases in personnel related expenses of $72,000 reflect increases in compensation levels along with the appointment of the CFO. Stock option expense for the 3 months increased $10,000 and the increased activity resulted in higher costs for investor relations and sponsorship (increase of $10,000), travel (increase of $3,000) and overhead allocation (increase of $12,000). These increases were partially offset by a decrease in professional services of $38,000 including consulting fees.

Net Income. We incurred a net loss of $219,000 for the quarter ended June 30, 2014, which reflects our quarterly evaluation of the derivative liability associated with the conversion feature of the convertible debt instruments which reduced the loss by approximately $234,000 as a result of a decrease in the value of the conversion feature. The value of this conversion feature is indexed to the share price of our common stock and increases as our share price increases and decreases as our share price decreases. The share price of our common stock decreased from $0.20 on March 31, 2014 to $0.18 on June 30, 2014.

Comparison of the six months ended June 30, 2014 and 2013

Revenues. We did not record any revenue in the six months ended June 30, 2014. During the six months ended June 30, 2013 we recognized grant revenue of $29,000 based on costs incurred related to this grant.

R&D Expenses. For the six months ended June 30, 2014, our R&D expenses increased by approximately $69,000, or 45%, to $224,000 from $155,000 for the same period in 2013. The increase from 2013 reflects reinitiating of R&D activities related to evaluating the feasibility of initiating a phase 3 clinical trial under the orphan designation received in December 2013 in addition to the R&D costs incurred associated with our support of G-treeBNT pursuant to our obligations under the license agreements signed on March 7, 2014. The increase includes a significant increase in outside consulting services of $121,000 plus an increase in stock option expense of $13,000 offset by decreases in personnel related (decrease of $22,000), overhead allocation (decrease of $19,000) and outside services (decrease of $29,000). We expect our R&D expenses to increase as we continue to evaluate and execute on our current development objectives.

G&A Expenses. For the six months ended June 30, 2014, our G&A expenses increased by approximately $100,000, or 22%, to $546,000, from $446,000 for the same period in 2013. The increase, most of which occurred in the past three months, reflects the reinitiating of operating activities as a result of the cash proceeds from the initial stock sale to G-treeBNT. Increases in personnel related expenses of $82,000 reflect increases in compensation levels along with the appointment of the CFO. Stock option expense for the six months increased $57,000 and the increased activity resulted in higher costs for investor relations and sponsorship (increase of $13,000), facility and related (increase of $5,000), insurance (increase of $5,000), travel (increase of $8,000) and overhead allocation (increase of $19,000). These increases were partially offset by a decrease in professional services of $89,000, primarily in patent costs. We also expect that our G&A expenses will increase as we have increased cash compensation paid to our employees.

Net Loss. We incurred a net loss of $2,344,000 for the six months ending June 30, 2014, primarily as a result of our evaluation of the derivative liability associated with the conversion feature of the debt instruments issued over the past year. The value of this conversion feature is indexed to the share price of our common stock and increases as our share price increases. The share price of our common stock increased from $0.05 December 31, 2013 to $0.18 on June 30, 2014, which resulted in an increase in valuation of our convertible debt derivative component and the recording of an unrealized loss of $1,482,168.

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

We had cash and cash equivalents of $675,000 at June 30, 2014. We believe that we could maintain operations for the next twelve months with the cash on hand plus the proceeds of $1,000,000 from the second common stock purchase closing with G-treeBNT that is scheduled to occur on or before August 31, 2014. Our current operating objectives include the development of RGN-259 for certain ophthalmic indications, including pursuing clinical development for the treatment of dry eye syndrome, and neurotrophic keratopathy (NK), for which we received orphan designation at the end of 2013. We continue evaluating the potential for an accelerated development strategy for RGN-259 under the orphan drug designation and plan to meet with the US FDA in the third quarter of this year to discuss our objective of conducting a phase 3 clinical trial with RGN-259 in patients with neurotrophic keratopathy. If we are able to proceed with this strategy we will need to raise additional capital to fund the trial and also for the preparation of clinical material in accordance with FDA regulations for use in the phase 3 trial. Accordingly, we are in the process of exploring various funding alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and additional licensing arrangements. If we are not able to secure additional capital through the capital markets or a strategic partnership, or can only secure such capital on unreasonable terms, we could decide to postpone internal development of RGN-259 and await results from clinical studies conducted by our licensees in Asia (China and Korea), expected to produce data in the 2015-2016 timeframe. In addition to the RGN-259 development activities, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Six Months Ended June 30, 2014 and 2013

Net cash used in operating activities was approximately $887,000 for the six months ended June 30, 2014 as compared to $361,000 used in operating activities for the same six months in 2013. In 2014 our net loss for the period of $2,344,000 was primarily comprised of several significant non-cash items including non-cash compensation and non-cash interest expense of $111,000 and $67,000, respectively, and a non-cash loss of $1,482,000 associated with valuation of our convertible debt derivative component. In 2013 the net cash used in operating activities was primarily the result of our net loss during the period mitigated by collection of the year end grant receivable in the amount $177,000. During the first half of 2014 we received $1,500,000 pursuant to the sale of common stock to G-treeBNT and the associated licensing agreements and $55,000 in January 2014, representing the net proceeds of the sale of convertible notes as described in Note 6 to our unaudited financial statements included in this report. We did not sell any equity securities during the six months ended March 31, 2013 although we raised net proceeds from the sale of convertible notes of $225,000.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. We are not currently enrolling patients in any clinical trials. As a result of our financial and strategic discussions over the past two years, coupled with the December 2013 grant of orphan drug status by the FDA and the recent combined licensing and equity sale transaction with G-treeBNT, we have refined our forward-looking strategy to leverage our resources and focus on four potential clinical opportunities with RGN-259 that we feel could provide important results in 2015 and 2016. The clinical opportunities include:

•	a potential Company-sponsored phase 3 pivotal clinical trial for the treatment for neurotrophic keratopathy (NK),

•	a phase 2b investigator-sponsored clinical trial for patients with severe dry eye,

•	the anticipated initiation of phase 2 clinical trials in China by our licensee, Lee’s Pharmaceuticals, and

•	The initiation of phase 2/3 clinical trials in Korea by our licensee, G-treeBNT.

With the December 2013 orphan drug status granted to RGN-259, coupled with the capital received in conjunction with the G-treeBNT strategic transaction, we are evaluating a potential accelerated product development opportunity for RGN-259 as a treatment for NK. While the plans associated with the respective clinical trials are not finalized, we believe that there may be an opportunity to go directly into a Phase 3 pivotal clinical trial under the orphan designation. We also believe that the support for an investigator-sponsored clinical trial in severe dry-eye would primarily consist of drug product, as well as time and consultation by RegeneRx staff. If we proceed with this strategy we will need to raise additional capital to fund the NK trial and also for the preparation of clinical material (for use in both the NK and severe dry eye) in accordance with FDA regulations for use in the phase 3 trial. If we are not able to secure additional capital through the capital markets or a strategic partnership, or can only secure such capital on unreasonable terms, we could decide to postpone internal development of RGN-259 and await results from clinical studies conducted by our licensees in Asia (China and Korea), expected to produce data in the 2015-2016 timeframe. In addition to the RGN-259 development activities, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

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

We are not currently conducting clinical trials and therefore do not have any significant financial commitments for research and development activities. We were previously committed under an office space lease through January 2013 and continued to occupy the space on a month to month basis through May 2014. Beginning in June 2014 we consolidated our office space and amended our lease agreement for the reduced space. The new lease commitment is for 36 months and our rental payments for this period will be approximately $4,500 per month.

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

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2014, these cash equivalents were $675,000. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of June 30, 2014, the change in fair value of our financial instruments would not have been material.

Item 4.	Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based upon this evaluation, management has concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting. .

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

As of June 30, 2014 we had cash on hand of approximately $675,000, We estimate that this cash on hand coupled with the proceeds of $1,000,000 from the second common stock purchase closing with G-treeBNT that is scheduled to occur on or before August 31, 2014, will be sufficient to extend our operations for the next twelve months. If the Company is able to proceed with its current objective of accelerating its development of RGN-259 under the orphan designation, this estimate will change and we will need additional capital in less than 12 months. In addition to the RGN-259 development activities we intend to continue to pursue additional partnering activities, most notably for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications. Therefore, we could need to complete an additional financing or strategic transaction within the next twelve months to continue as a going concern, or we may be forced to cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our company.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of June 30, 2014, our accumulated deficit totaled approximately $99 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2013 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, we estimate that our existing capital resources, including the money received from G-treeBNT in March 2014 coupled with the contractual equity purchase on or before August 31, 2014 could fund our operations for the next twelve months. If the Company is able to proceed with its current objective of accelerating its development of RGN-259 under the orphan designation, this estimate will change and we will need additional capital in less than 12 months. Therefore, we continue to seek other sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Mauro Bove, a member of our Board, was also a director and officer of entities affiliated with Sigma-Tau and is a director of Lee’s Pharmaceuticals, relationships which could give rise to a conflict of interest for Mr. Bove.

Mauro Bove is a member of our Board of Directors, and, until March 31, 2014, was also a director and officer of entities affiliated with Sigma-Tau, which collectively make up our largest stockholder group. At this time Mr. Bove remains engaged with Sigma-Tau as a consultant. Sigma-Tau has provided us with significant funding, may continue doing so in the future, and is also our strategic partner in Europe with respect to the development of certain of our drug candidates. We have issued shares of common stock, convertible promissory notes and common stock warrants to Sigma-Tau and its affiliates in several private placement financing transactions, including as recently as September 2013. We have licensed certain rights to our product candidates generally for the treatment of dermal and internal wounds to Sigma-Tau. Under the license agreement, upon the completion of a Phase 2 clinical trial of either of these product candidates that yields positive results in terms of clinical efficacy and safety, Sigma-Tau is obligated to either make a $5 million milestone payment to us or to initiate and fund a pivotal Phase 3 clinical trial of the product candidate. In 2009, we completed two Phase 2 clinical trials of RGN-137, but these trials were not sufficient to trigger the milestone obligation. There can be no assurance that we will ever receive this payment or be able to initiate a pivotal Phase 3 clinical trial of RGN-137 that would be funded by Sigma-Tau. As a result of Mr. Bove’s relationship with Sigma-Tau, there could be a conflict of interest between Sigma-Tau and our other stockholders with respect to these and other agreements and circumstances that may require the exercise of the Board’s discretion with respect to Sigma-Tau. Any decision in the best interests of Sigma-Tau may not be in the best interest of our other stockholders.

Additionally, Mr. Bove is a non-executive director of Lee’s Pharmaceuticals, in which affiliates of Sigma-Tau have a significant equity interest. In July 2012, we entered into a license agreement for TB4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates for development in China, Hong Kong, Macau and Taiwan. There can be no assurance that we will ever receive any further payments from Lee’s under the agreement. As a result of Mr. Bove’s relationship with Lee’s and Sigma-Tau, Mr. Bove may have interests that are different from our other stockholders in connection with these and other agreements and circumstances that may require the exercise of the Board’s discretion with respect to Lee’s or Sigma-Tau. These conflicts could result in decisions that are not be in the best interest of our other stockholders.

Risks Related To Our Intellectual Property

We are partially reliant on our license from the National Institutes of Health for the rights to Tß4, and any loss of these rights could adversely affect our business.

We have received an exclusive worldwide license to intellectual property discovered at the National Institutes of Health, or NIH, pertaining to the use of Tß4 in wound healing and tissue repair. The intellectual property rights from this license, along with independent patent applications we have filed, as well as patents and patent applications under licenses we acquired, form the basis for our current commercial development focus with Tß4. The NIH license terminates upon the last to expire of the patent applications that are filed, or any patents that may issue from such applications, in connection with the license. This license requires us to pay a minimum annual royalty to the NIH, regardless of the success of our product development efforts, plus certain other royalties upon the sale of products created by the intellectual property granted under the license. In 2013 we amended certain provisions of the exclusive license; we were permitted to credit amounts paid to prosecute or maintain the licensed patent rights during the 2013 calendar year against the 2013 minimum annual royalty of $25,000. Beginning in 2014 the minimum annual royalty is $2,000. While to date we believe that we have complied with all requirements to maintain the license, including the required payments for 2013 and the minimum annual royalty for 2014, the loss of this license could have an adverse effect on our business and business prospects.

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

For the period from January 1, 2013 through August 11, 2014 the closing price of our common stock has ranged from $0.05 to $0.28, with an average daily trading volume of approximately 69,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

As of June 30, 2014, there were outstanding options to purchase an aggregate of 6,388,554 shares of our common stock under our 2000 and 2010 incentive equity plans at exercise prices ranging from $0.14 per share to $3.82 per share and outstanding warrants to purchase 11,468,901 shares of our common stock at a weighted average exercise price of $0.64 per share. In addition to the outstanding options and warrants we have also issued five series of convertible promissory notes, including one in January 2014, which are presently convertible into an aggregate of 13,683,334 shares of our common stock. In October 2012, we sold convertible promissory notes totaling $300,000 that are convertible into 2,000,000 shares of common stock at a conversion price of $0.15 per share. In 2013, we sold a three additional series of convertible promissory notes, which notes totaled $646,000 and are initially convertible into 10,766,667 shares of common stock at a conversion price of $0.06 per share. In January 2014, we sold a fifth series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes issued in 2013 and January 2014 contain down round provisions under which the conversion prices of these notes could be decreased as a result of future equity offerings below the conversion price of the notes. We are also committed to issue 8,333,333 shares of common stock to G-treeBNT at a purchase price of $0.12 per share on or before August 31, 2014 and G-treeBNT has an option to purchase an additional 5.5 million shares of common stock at $0.15 per share on or before January 31, 2015. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to the Company’s Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.6 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.1	Executive Employment Agreement between the Company and J.J. Finkelstein dated April 16, 2014#	Filed herewith

10.2	Executive Employment Agreement between the Company and Allan L. Goldstein dated April 16, 2014#	Filed herewith

10.3	Executive Employment Agreement between the Company and Dane Saglio dated April 16, 2014#	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Statements of Operations for the three and six months ended June 30, 2014 and 2013; (iii) Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (iv) Notes to Financial Statements.	Filed herewith***

#	Management compensatory plan or arrangement.

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: August 14, 2014	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)

Date: August 14, 2014	/s/Dane Saglio
Dane Saglio
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

