Form 10-Q
period 2014-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2014-11-10
CIK 707511

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

101,316,580 shares of common stock, par value $0.001 per share, were outstanding as of November 7, 2014.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2014

Part I – Financial Information

Item 1.	Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)	(See Note 1)
ASSETS
Current assets
Cash and cash equivalents	$1,240,934	$6,306
Prepaid expenses and other current assets	62,443	26,299
Total current assets	1,303,377	32,605
Property and equipment, net of accumulated depreciation of $83,839 and $121,727	12,711	4,373
Other assets	5,752	5,752
Total assets	$1,321,840	$42,730

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$314,223	$577,211
Accrued expenses	110,990	39,049
Convertible promisory note, net of discount of $720 and $10,854	299,280	289,146
Total current liabilities	724,493	905,406

Long-Term liabilities
Unearned revenue	400,000	400,000
Convertible promisory notes, net of derivative liability	235,060	143,399
Fair value of derivative liability	1,168,336	215,334
Total liabilities	2,527,889	1,664,139

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 101,316,580 and 81,733,247 issued and outstanding	101,317	81,733
Additional paid-in capital	97,963,827	95,347,571
Accumulated deficit	(99,271,193)	(97,050,713)
Total stockholders' deficit	(1,206,049)	(1,621,409)
Total liabilities and stockholders' deficit	$1,321,840	$42,730

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Sponsored research revenue	$-	$-	$-	$29,484

Operating expenses
Research and development	93,015	10,807	315,521	166,194
General and administrative	320,788	150,827	867,853	596,779
Total operating expenses	413,803	161,634	1,183,374	762,973
Loss from operations	(413,803)	(161,634)	(1,183,374)	(733,489)
Interest and other income	30	1	73	11
Interest expense	(46,991)	(29,171)	(139,177)	(57,416)
Change in fair value of derivative	584,166	91,000	(898,002)	128,500
Net income (loss)	$123,402	$(99,804)	$(2,220,480)	$(662,394)

Basic net income (loss) per common share	0.00	(0.00)	(0.02)	(0.01)
Diluted net income (loss) per common share	$0.00	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic	95,972,377	81,733,247	90,446,617	81,733,247
Weighted average number of common shares outstanding - diluted	107,655,711	81,733,247	90,446,617	81,733,247

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

	For the Nine months ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(2,220,480)	$(662,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,270	3,940
Share-based compensation	135,840	61,432
Non-cash interest expense	101,793	38,511
Change in fair value of derivative	898,002	(128,500)
Changes in operating assets and liabilities:
Grant receivable	-	177,350
Prepaid expenses and other current assets	(36,144)	7,662
Accounts payable	(262,988)	(94,906)
Accrued expenses	71,941	(14,347)
Net cash used in operating activities	(1,308,766)	(611,252)

Investing activities:
Purchase of property and equipment	(11,606)	-
Net cash used in investing activities	(11,606)	-

Financing activities:
Proceeds from sale of common stock and issuance of warrants	2,500,000	-
Proceeds from issuance of debt	55,000	646,000
Cash provided by financing activities	2,555,000	646,000
Net increase in cash and cash equivalents	1,234,628	34,748

Cash and cash equivalents at beginning of period	6,306	141,905
Cash and cash equivalents at end of period	$1,240,934	$176,653

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Fair value of derivative liability at issuance	$55,000	$559,167

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

For the three and nine months ended September 30, 2014 and 2013 (Unaudited)

1.	organization, business overview and basis of presentation

Organization and Nature of Operations.

RegeneRx Biopharmaceuticals, Inc. (“RegeneRx”, the “Company”, “We”, “Us”, “Our”), a Delaware corporation, was incorporated in 1982. We are focused on the discovery and development of novel molecules to accelerate tissue and organ repair. Our operations are confined to one business segment: the development and marketing of product candidates based on Thymosin Beta 4 (“Tβ4”), a naturally-occurring 43-amino acid peptide known to be an important factor in tissue repair and regeneration.

Management Plans.

On August 29, 2014 we received the proceeds from the second equity purchase in the amount of $1,000,000 from G-treeBNT Co., Ltd. (“G-treeBNT”) formerly known as Digital Aria Co., Ltd., pursuant to the March 2014 execution of two licensing agreements and an associated common stock purchase agreement with G-treeBNT. The receipt of the proceeds from the second equity purchase brings the total received in connection with these agreements to $2,500,000. As of September 30, 2014 we had cash on hand of approximately $1,241,000. We believe that we could maintain operations through mid-third quarter of 2015 with this cash on hand. Our current operating objectives include the development of RGN-259 for certain ophthalmic indications, including pursuing clinical development for the treatment of dry eye syndrome, and neurotrophic keratopathy (NK), for which we received orphan designation at the end of 2013. We continue evaluating the potential for an accelerated development strategy for RGN-259 under the orphan drug designation and met with the US FDA in September of this year to discuss our objective of initiating phase 3 clinical trials with RGN-259 in patients with neurotrophic keratopathy. Based on the FDA meeting and the related exchange of information we feel that we are able to proceed with this strategy although we still must expand our CMC (chemistry, manufacturing, and controls) efforts in moving from phase 2 to phase 3. We will need additional capital to fund the phase 3 trials and also for the preparation of clinical material in its commercial format pursuant to FDA CMC regulations. Accordingly, we are in the process of exploring various funding alternatives, including, without limitation, a strategic development partner or licensing arrangement, or if we continue to development independently, public or private placement of our securities or additional debt financing. If we are not able to secure a strategic partnership or additional capital through the capital markets, or can only secure such capital on unreasonable terms, we could decide to postpone internal development of RGN-259 and await results from clinical studies conducted by our licensees in Asia (China and Korea), expected to produce data in the 2015-2016 timeframe. In addition to the RGN-259 development activities, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

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

The accompanying December 31, 2013 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three and nine month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or any other future period.

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

Convertible Notes with Detachable Warrants.

In accordance with Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, the proceeds received from convertible notes are allocated between the convertible notes and the detachable warrants based on the relative fair value of the convertible notes without the warrants and the relative fair value of the warrants. The portion of the proceeds allocated to the warrants is recognized as additional paid-in capital and a debt discount. The debt discount related to warrants is accreted into interest expense through maturity of the notes.

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

We account for non-refundable grants as “Sponsored research revenues” in the accompanying statements of operations. Revenue from non-refundable grants is recognized when the following criteria are met; persuasive evidence of an arrangement exists, services have been rendered and the underlying costs incurred, the contract price is fixed or determinable, and collectability is reasonably assured. For the three and nine months ended September 30, 2014 we did not record any grant revenues and for the year ended December 31, 2013, all of our revenues were received from one NIH grant which was substantially completed during the quarter ended March 31, 2013. No future revenues are expected to be earned from this grant.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in our accompanying balance sheets.

Research and Development.

Research and development (“R&D”) costs are expensed as incurred and include all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors. Those costs include: manufacturing Tβ4; formulation of Tβ4 into the various product candidates; stability for both Tβ4 and the various formulations; pre-clinical toxicology; safety and pharmacokinetic studies; clinical trial management; medical oversight; laboratory evaluations; statistical data analysis; regulatory compliance; quality assurance; and other related activities. R&D includes cash and non-cash compensation, payroll taxes, travel and other miscellaneous costs of our internal R&D personnel who are part-time hourly employees dedicated to R&D efforts. R&D also includes a pro-ration of our common infrastructure costs for office space and communications.

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

Recent Accounting Pronouncements.

In August 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.

In May 2014, the FASB, issued ASU 2014-09, Revenue from Contracts with Customers, which requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. In order to achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will replace existing revenue recognition guidance under GAAP when it becomes effective for the Company beginning January 1, 2017, with early adoption not permitted. The updated standard will permit the use of either the retrospective or cumulative effect transition method. The Company will is currently in the process of evaluating the impact of this update on its financial statements.

2.	Net Income (Loss) per Common Share

Basic net income (loss) per common share for the three and nine month periods ended September 30, 2014 and 2013, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Diluted income (loss) per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of the Company’s common stock on the last day of the reporting period. The potentially dilutive securities include 36,401,032 shares and 30,235,167 shares in 2014 and 2013, respectively, reserved for the conversion of convertible debt or exercise of outstanding options, and warrants. For the three month period ended September 30, 2014, 11,683,333 dilutive securities related to convertible debt were included in the diluted earnings per share calculation.

3.	Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model and amortize that cost over the expected term of the grant. We recognized $25,196 and $21,594 in stock-based compensation expense for the three months and $135,840 and $61,432 for the nine months ended September 30, 2014 and 2013, respectively. We expect to recognize the compensation cost related to non-vested options as of September 30, 2014 of $112,510 over the weighted average remaining recognition period of 1.69 months.

We did not grant any stock options during the three months ended September 30, 2014 or 2013. We also did not grant any stock options during the nine months ended September 30, 2013. We used the following forward-looking range of assumptions to value each stock option granted to employees, consultants and directors during the nine months ended September 30, 2014:

10

2014

Dividend yield	0.0%
Risk-free rate of return	1.70-1.76%
Expected life in years	4 - 5
Volatility	91-98%
Forfeiture rate	2.6%

4.	Income Taxes

As of September 30, 2014, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2014; no changes in settled tax years have occurred through September 30, 2014. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

Level 3 — Unobservable inputs.

As of September 30, 2014 and 2013, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $1,241,000 and $177,000, respectively, using Level 1 inputs. Our September 30, 2014 balance sheet reflects qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued in March, July and September of 2013 and January 2014 (see Note 6). We evaluated the derivative liability embedded in the series of convertible notes to determine if an adjustment to the carrying value of the liability was required at September 30, 2014 using the following assumptions.

	March 2013	July 2013	Sept 2013	Jan 2014

Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate of return	1.07%	1.07%	1.07%	1.07%
Expected life in years	3.5	3.75	3.95	4.25
Volatility	100.6%	97.2%	95.3%	94.7%

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the period ended September 30, 2014, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at			Balance at
	June 30,	New	Change in	September 30,
	2014	Issuances	Fair Values	2014

Level 3 -
Derivative liabilities from:
Conversion features
March 2013	$562,500	$-	$(187,500)	$375,000
July 2013	250,001	-	(83,333)	166,668
September 2013	802,500	-	(267,500)	535,000
January 2014	137,501	-	(45,833)	91,668
Derivative instruments	$1,752,502	$-	$(584,166)	$1,168,336

6.	Convertible Notes

2012 Convertible Note

On October 19, 2012 we completed a private placement of convertible notes (the “2012 Notes”) raising an aggregate of $300,000 in gross proceeds. The 2012 Notes were originally to mature after twenty-four (24) months from issuance. In order to conserve the Company’s capital, in October 2014 the Investors agreed to extend the maturity date to October 19, 2017, all other terms were unchanged. The 2012 Notes bear interest at a rate of five percent (5%) per annum and are convertible into shares of our common stock at a conversion price of fifteen cents ($0.15) per share (subject to adjustment as described in the 2012 Notes) at any time prior to repayment, at the election of the Investors. In the aggregate, the 2012 Notes are convertible into up to 2,000,000 shares of our common stock excluding interest.

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

In connection with the issuance of the 2012 Notes we also issued warrants to each Investor. The warrants are exercisable for an aggregate of 400,000 shares of common stock with an exercise price of fifteen cents ($0.15) per share for a period of five years. The relative fair value of the warrants issued is $27,097, calculated using the Black-Scholes-Merton valuation model value of $0.07 with an expected and contractual life of 5 years, an assumed volatility of 74.36%, and a risk-free interest rate of 0.77%. The warrants were recorded as additional paid-in-capital and a discount on the 2012 Notes of $27,097. Non-cash interest expense related to the debt discount during the three and nine months ended September 30, 2014 and 2013 each totaled $3,415 and $10,134, respectively.

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

The Company has evaluated the terms of the March 2013 Notes which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the March 2013 Notes.  The adjustment would reduce the conversion price of the March 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related March 2013 Notes have been settled. The bifurcated liability of $225,000 was recorded on the date of issuance which resulted in a residual debt value of $0.  The discount related to the embedded feature will be accreted as an addition to the debt through the maturity of the notes.

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

The outstanding balance of the convertible promissory notes, net of derivative liability is as follows:

	September 30, 2014	December 31, 2013

March 2013 Notes	$375,000	$75,000

July 2013 Notes	166,667	33,334

September 2013 Notes	535,000	107,000

January 2014 notes	91,669	-
Total Fair value of derivative liability	$1,168,336	$215,334

The change in fair value of the derivative liability is as follows:

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

March 2013 Notes	187,500	37,500	(300,000)	75,000

July 2013 Notes	83,333	-	(133,333)	-

September 2013 Notes	267,500	53,500	(428,000)	53,500

January 2014 notes	45,833	-	(36,669)	-

Total change in fair value of derivative	$584,166	$91,000	$(898,002)	$128,500

The company record interest expense and discount accretion as set forth below:

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

2012 Notes	$7,193	$7,193	$21,352	$21,352

March 2013 Notes	14,178	14,178	42,072	28,264

July 2013 Notes	4,624	4,370	13,712	4,370

September 2013 Notes	17,530	3,430	52,020	3,430

January 2014 notes	3,466	-	10,021	-

Total interest expense	$46,991	$29,171	$139,177	$57,416

7.	Stockholders’ Equity

On August 29, 2014, the Company received gross proceeds of $1,000,000 and issued 8,333,333 shares of common stock at $0.12 per share pursuant to the securities purchase and licensing agreements signed with G-treeBNT on March 7, 2014. Under the securities purchase agreement, G-treeBNT invested $1,350,000 for the issuance of 11,250,000 common shares at $0.12 per share and was required to invest an additional $1,000,000 at $0.12 per share on or before August 31, 2014. Under the terms of the security purchase agreement, G-treeBNT also has the right to make an optional investment to acquire an additional 5.5 million shares of common stock at $0.15 per share. Such optional investment right expires on January 31, 2015. If this optional investment right is exercised the Company will receive additional proceeds of $825,000.

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

Future Plans

On March 7, 2014, we entered into two licensing agreements and one securities purchase agreement with G-treeBNT Co., Ltd. (“G-treeBNT”) formerly known as Digital Aria Co., Ltd. under which G-treeBNT agreed to purchase $2,350,000 of our common stock and receive an option to purchase an additional $825,000 of our common stock over the next eleven months. On August 29, 2014 we received the proceeds from the second equity purchase in the amount of $1,000,000 from G-treeBNT.   We believe that we could maintain operations through mid-third quarter of 2015 with the cash on hand of $1,241,000, as of September 30, 2014.

Our current operating objectives include the development of RGN-259 for certain ophthalmic indications, including pursuing clinical development for the treatment of dry eye syndrome, and neurotrophic keratopathy (NK), for which we received orphan designation at the end of 2013. We continue evaluating the potential for an accelerated development strategy for RGN-259 under the orphan drug designation and met with the US FDA in September of this year to discuss our objective of initiating phase 3 clinical trials with RGN-259 in patients with neurotrophic keratopathy. Based on the FDA meeting and the related exchange of information we feel that we are able to proceed with this strategy although we still must expand our CMC (chemistry, manufacturing, and controls) efforts in moving from phase 2 to phase 3. We will need additional capital to fund the phase 3 trials and also for the preparation of clinical material in its commercial format pursuant to FDA CMC regulations. Accordingly, we are in the process of exploring various funding alternatives, including, without limitation, a strategic development partner or licensing arrangement or if we continue to development independently, public or private placement of our securities or additional debt financing. If we are not able to secure a strategic partnership or additional capital through the capital markets, or can only secure such capital on unreasonable terms, we could decide to postpone internal development of RGN-259 and await results from clinical studies conducted by our licensees in Asia (China and Korea), expected to produce data in the 2015-2016 timeframe. In addition to the RGN-259 development activities, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Development of Product Candidates

RGN-259

RGN-259 is our proprietary preservative-free eye drop formulation of Thymosin beta 4. In September 2011, we completed a Phase 2a exploratory clinical trial evaluating the safety and efficacy of RGN-259 in 72 patients with moderate dry eye syndrome. Patients were randomly assigned to receive either RGN-259 or placebo in this double-masked, placebo-controlled trial. All patients received either RGN-259 (0.1% concentration) or placebo, twice daily for 30 days. Various signs and symptoms of dry eye, such as the degree of ocular surface damage, ocular itching, burning and grittiness, among others, were graded periodically during and following the treatment period. The trial was conducted by Ora Inc., an ophthalmic contract research organization that specializes in dry eye research and clinical trials, and utilized Ora’s Controlled Adverse Environment (CAEsm) chamber, which is a model that exacerbates and standardizes dry eye signs and symptoms in the dry eye patient.

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

The co-primary outcome measures, selected at the outset of this initial exploratory trial, were based on the best available data at the time but without the benefit of any actual human clinical experience with Tβ4 in dry eye. This included the typical area of the eye most commonly affected by dry eye: the inferior cornea. Therefore, we believe that our not having met one of the two co-primary outcome measures at this stage is not as important as identifying statistically significant outcomes that could potentially serve as approvable endpoints in later stage or in pivotal Phase 3 clinical trials. We believe that the statistically significant observation of reduction in central corneal staining, as well as symptom improvements observed in the trial and described above, reflect actual patient benefits and would represent acceptable outcome measures to the FDA for possible use in follow-up Phase 2 or confirmatory pivotal Phase 3 trials. We are currently preparing a clinical study report for submission to the FDA that will describe the results of the exploratory Phase 2 clinical trial.

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

Lee’s Pharmaceuticals. In July 2012, we entered into a License Agreement with Lee’s Pharmaceutical (HK) Limited, headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s has filed an investigational new drug application IND with the Chinese FDA to begin phase 2 clinical development with RGN-259 in China for dry-eye. Lee’s is an affiliate of Sigma-Tau, which collectively with its affiliates is our largest stockholder.

G-treeBNT. In March 2014, we entered into a License Agreement with G-treeBNT Co., Ltd., headquartered in Gyeonggi-do, Korea for the license of RGN-259. G-treeBNT licensed certain development and commercialization rights for RGN-259 in Asia (excluding China, Hong Kong, Macau and Taiwan). G-treeBNT has purchased approximately 19.6 million shares of our common stock in two closings and is currently our second largest shareholder. G-treeBNT also holds an option to purchase an additional 5.5 million shares of common stock at $0.15 per share until January 31, 2015.

Future Clinical Plans. We are in the process of evaluating the best path to reinitiate clinical activity for the treatment of dry eye while also evaluating the use and development of RGN-259 for patients with neurotrophic keratopathy (NK) pursuant to the orphan designation received at year-end.

Based on the results of the Phase 2 clinical trials in patients with moderate and severe dry eye syndrome, we are designing a Phase 2b clinical trial that we believe could confirm previous findings and generate important data for future marketing approval. This trial would also likely be a physician-sponsored trial for which we will supply regulatory support and clinical material. If we proceed with support of the trial we expect that the trial would be initiated in 2015.

With the orphan drug designation received from the FDA Office of Orphan Products on December 31, 2013, we are now evaluating the potential for accelerating development of RGN-259 in patients with non-healing NK. Based on the safety profile of RGN-259 and our clinical experience in treating ophthalmic patients, we are considering moving directly into Phase 3 clinical trials. In this event, we will need to raise additional capital to complete two Phase 3 clinical trials or find a suitable partner with appropriate resources for this effort. Subject to our raising additional capital to fund the trials, we believe the initiation of phase 3 trial in patients with NK could be initiated and completed in 2015.

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

G-treeBNT. In March 2014, we entered into a License Agreement with G-treeBNT Co., Ltd., to license certain development and commercialization rights for RGN-137 in the U.S. G-treeBNT has purchased approximately 19.6 million shares of our common stock in two closings and is currently our second largest shareholder. G-treeBNT also holds an option to purchase an additional 5.5 million shares of common stock at $0.15 per share until January 31, 2015.

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

Most of our expenditures to date have been for research and development, or R&D, activities and general and administrative, or G&A, activities. R&D costs include all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors. Those costs include manufacturing Tß4 and peptide fragments, formulation of Tß4 into our product candidates, stability studies for both Tß4, and the various formulations, preclinical toxicology, safety and pharmacokinetic studies, clinical trial management, medical oversight, laboratory evaluations, statistical data analysis, regulatory compliance, quality assurance and other related activities. R&D includes cash and non-cash compensation, payroll taxes, travel and other miscellaneous costs of our internal R&D personnel who are dedicated on a part-time hourly basis to R&D efforts. R&D also includes a proration of our common infrastructure costs for office space and communications. We expense our R&D costs as they are incurred.

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

Results of Operations

Comparison of the three months ended September 30, 2014 and 2013

Revenues. We did not record any revenue in the three months ended September 30, 2014. We also did not record any revenue in the three months ended September 30, 2013, as we completed work under the NIH grant in the first quarter of 2013.

R&D Expenses. For the three months ended September 30, 2014, our R&D expenses increased by approximately $82,000, or 745%, to $93,000 from $11,000 for the same period in 2013. The increase from 2013 reflects reinitiating of R&D activities related to evaluating the feasibility of initiating a phase 3 clinical trial under the orphan designation received in December 2013 in addition to the R&D costs incurred associated with our support of G-TreeBNT pursuant to our obligations under the license agreements signed on March 7, 2014. The increase includes a significant increase in outside consulting services of $65,000 as well as an increase in personnel related costs including stock option expense of $15,000. The 2013 R&D expenses reflect our limited operating activity during that period as well as the reversal of R&D expense accruals of approximately $30,000. We expect our R&D expenses will continue to increase as we continue to evaluate and execute on our current development objectives.

G&A Expenses. For the three months ended September 30, 2014, our G&A expenses increased by approximately $170,000, or 113%, to $321,000, from $151,000 for the same period in 2013. The increase primarily reflects the reinitiation of operating activities as a result of the cash proceeds from the transaction with G-treeBNT. Increases in personnel related expenses of $72,000 reflecting increases in compensation levels along with the appointment of the CFO. Fees for professional services increased by $79,000, primarily of patent expense related to licensed IP licensed from the Henry Ford Hospital System and the payment of certain annual maintenance fees that had been deferred in 2013. Stock option expense for the 3 months increased $5,000 and investor relations related expenses increased $20,000 reflecting the costs associated with the proxy distribution for the Annual Meeting which was held in September.

Net Income. Our Statement of Operations for the quarter ended September 30, 2014 reflects income of $123,000, which is primarily attributable to the mark to market adjustment of the derivative liabilities associated with the adjustable conversion feature of the convertible debt instruments which totaled approximately $584,000 as a result of a decrease in the value of the conversion feature. The value of this conversion feature is indexed to the share price of our common stock and increases as our share price increases and decreases as our share price decreases. The share price of our common stock decreased from $0.18 on June 30, 2014 to $0.13 on September 30, 2014.

Comparison of the nine months ended September 30, 2014 and 2013

Revenues. We did not record any revenue in the nine months ended September 30, 2014. During the nine months ended September 30, 2013 we recognized grant revenue of $29,000 based on costs incurred related to this grant.

R&D Expenses. For the nine months ended September 30, 2014, our R&D expenses increased by approximately $150,000, or 90%, to $316,000 from $166,000 for the same period in 2013. The increase from 2013 reflects reinitiating of R&D activities related to evaluating the feasibility of initiating a phase 3 clinical trial under the orphan designation received in December 2013 in addition to the R&D costs incurred associated with our support of G-treeBNT pursuant to our obligations under the license agreements signed on March 7, 2014. The increase includes a significant increase in outside consulting services of $166,000 plus an increase in stock option expense of $11,000 offset by decreases in personnel related (decrease of $5,000), overhead allocation (decrease of $28,000). We expect our R&D expenses to increase as we continue to evaluate and execute on our current development objectives.

G&A Expenses. For the nine months ended September 30, 2014, our G&A expenses increased by approximately $271,000, or 45%, to $868,000, from $597,000 for the same period in 2013. The increase, most of which related to the past three months, reflects the reinitiating of operating activities as a result of the cash proceeds from the G-treeBNT transaction. Increases in personnel related expenses of $152,000 reflecting increases in compensation levels along with the appointment of the CFO. Stock option expense for the 9 months increased $62,000 and the increased activity resulted in higher costs for investor relations and sponsorship (increase of $34,000), insurance (increase of $7,000), travel (increase of $8,000) and overhead allocation (increase of $20,000). These increases were partially offset by a decrease in professional services of $13,000. We also expect that our G&A expenses will increase as we have increased cash compensation paid to our employees.

Net Loss. We incurred a net loss of $2,220,000 for the nine months ending September 30, 2014, primarily as a result of our evaluation of the derivative liability associated with the conversion feature of the debt instruments issued over the past year. The value of this conversion feature is indexed to the share price of our common stock and increases as our share price increases. The share price of our common stock increased from $0.05 on December 31, 2013 to $0.13 on September 30, 2014, which resulted in an increase in valuation of our convertible debt derivative component and the recording of an unrealized loss of $898,000.

Liquidity and Capital Resources

Overview

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. We have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings and most recently through the sale of a series of convertible promissory notes through private placements with accredited investors and the March 2014 and August 2014 private placements of common stock with G-TreeBNT. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2013 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.

We had cash and cash equivalents of $1,241,000 at September 30, 2014. We believe that we could maintain operations through mid-third quarter of 2015 with the cash on hand. Our current operating objectives include the development of RGN-259 for certain ophthalmic indications, including pursuing clinical development for the treatment of dry eye syndrome, and neurotrophic keratopathy (NK), for which we received orphan designation at the end of 2013. We continue evaluating the potential for an accelerated development strategy for RGN-259 under the orphan drug designation and met with the US FDA in September 2014 to discuss our objective of initiating phase 3 clinical trials with RGN-259 in patients with neurotrophic keratopathy. Based on the FDA meeting and the related exchange of information we feel that we are able to proceed with this strategy although we still must expand our CMC (chemistry, manufacturing, and controls) efforts in moving from phase 2 to phase 3. We will need additional capital to fund the phase 3 trials and also for the preparation of clinical material in its commercial format pursuant to FDA CMC regulations. Accordingly, we are in the process of exploring various funding alternatives, including, without limitation, a strategic development partner or licensing arrangement or if we continue to development independently, public or private placement of our securities or additional debt financing. If we are not able to secure a strategic partnership or additional capital through the capital markets, or can only secure such capital on unreasonable terms, we could decide to postpone internal development of RGN-259 and await results from clinical studies conducted by our licensees in Asia (China and Korea), expected to produce data in the 2015-2016 timeframe. In addition to the RGN-259 development activities, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Nine Months Ended September 30, 2014 and 2013

Net cash used in operating activities was approximately $1,309,000 for the nine months ended September 30, 2014 as compared to $611,000 used in operating activities for the same nine months in 2013. In 2014 our net loss for the period of $2,220,000 was comprised of two significant and approximately equal components, our loss on operating activities of $1,183,000 and several significant non-cash items including non-cash compensation and non-cash interest expense of $136,000 and $102,000, respectively and a non-cash loss of $898,000 associated with valuation of our convertible debt derivative component. In 2013 the net cash used in operating activities was primarily the result of our net loss during the period and was impacted by the collection of the year end grant receivable in the amount $177,000 and the pay down of accrued liabilities as well as non-cash items including non-cash compensation and non-cash interest expense of $39,000 and $61,000, respectively and a non-cash gain of $128,000 associated with the valuation of our convertible debt derivative component. During the first 9 months of 2014 we received $2,500,000 pursuant to the sale of common stock to G-treeBNT and the associated licensing agreements and $55,000 in January 2014, representing the net proceeds of the sale of convertible notes as described in Note 6 to our unaudited financial statements included in this report. We did not sell any equity securities during the nine months ended September 30, 2013 although we raised net proceeds from the sale of convertible notes of $646,000.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. We are not currently enrolling patients in any clinical trials. As a result of our financial and strategic discussions over the past two years, coupled with the December 2013 grant of orphan drug status by the FDA and the 2014 combined licensing and equity sale transaction with G-treeBNT, we have refined our forward-looking strategy to leverage our resources and focus on four potential clinical opportunities with RGN-259 that we feel could provide important results in 2015 and 2016. The clinical opportunities include:

•	a potential Company-sponsored phase 3 pivotal clinical trial for the treatment for neurotrophic keratopathy (NK),

•	a phase 2b investigator-sponsored clinical trial for patients with severe dry eye,

•	the anticipated initiation of phase 2 clinical trials in China by our licensee, Lee’s Pharmaceuticals, and

•	The initiation of phase 2/3 clinical trials in Korea by our licensee, G-treeBNT.

With the December 2013 orphan drug status granted to RGN-259, coupled with the capital received in conjunction with the G-treeBNT strategic transaction, we are evaluating a potential accelerated product development opportunity for RGN-259 as a treatment for NK. While the plans associated with the respective clinical trials are not finalized, we believe that we could to go directly into phase 3 clinical trials. We also believe that the support for an investigator-sponsored clinical trial in severe dry-eye would primarily consist of drug product, as well as time and consultation by RegeneRx staff.

If we proceed with this strategy we will need to raise additional capital to fund the NK trials prepare clinical material for use in both the NK and severe dry eye and expand our CMC efforts while we move from phase 2 to phase 3 in accordance with FDA regulations. If we are not able to secure additional capital through the capital markets or a strategic partnership, or can only secure such capital on unreasonable terms, we could decide to postpone internal development of RGN-259 and await results from clinical studies conducted by our licensees in Asia (China and Korea), expected to produce data in the 2015-2016 timeframe. In addition to the RGN-259 development activities, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings in addition to a series of five convertible debt placements from October 2012 to January 2014. In March 2014 we entered into a strategic transaction with G-treeBNT which included the purchase of approximately 19.6 million shares of common stock by G-treeBNT in two tranches. The first closed on March 28, 2014 in the amount of $1,350,000 and the second, in the amount of $1,000,000 closed on August 29, 2014. G-treeBNT also holds an option to purchase an additional 5.5 million shares of common stock on or before January 31, 2015, if elected the option would result in proceeds of $825,000. We also received $150,000 from G-treeBNT pursuant to two associated licensing agreements and as a result of the initial common stock purchase, G-treeBNT is now our second largest stockholder. Our largest stockholder group, which we refer to as Sigma-Tau, has historically provided significant equity capital to us, including $200,000 pursuant to the convertible debt placement in October 2012 and $150,000 pursuant to the convertible debt placement in September 2013.

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

Government Grants

In May 2010, we were awarded a grant from the NIH’s National Heart, Lung and Blood Institute to support the requisite nonclinical development of RGN-352 for patients who have suffered a heart attack. These nonclinical activities were completed while our pending Phase 2 clinical trial of RGN-352 was on clinical hold. Subject to our compliance with the terms and conditions of the grant, we were eligible to receive up to $3.0 million over a three-year period in cost reimbursements related to the purposes set forth in the grant. We used proceeds from the grant for the payment of research and development staff in connection with our grant related research and development activities and we relied on this grant for purposes of funding our R&D employees’ reduced salaries. In the first quarter of 2013 we substantially completed all of the work under the grant and have exhausted the grant as a financing source. Revenue from the grant was recorded during the same periods when we incurred eligible expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2014, these cash equivalents were $1,241,000. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of September 30, 2014, the change in fair value of our financial instruments would not have been material.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based upon this evaluation, management has concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential additional sales of our securities, our current objectives cannot be achieved with our current capital and we estimate that our existing capital resources will not  be sufficient to fund our operations for the next 12 months and that we will require additional capital.

As of September 30, 2014 we had cash on hand of approximately $1,241,000, we estimate that this cash on hand will be sufficient to extend our operations through mid-third quarter of 2015. If the Company is able to proceed with its current objective of accelerating its development of RGN-259 under the orphan designation, this estimate will change and we will need additional capital in less than 12 months. In addition to the RGN-259 development activities we intend to continue to pursue additional partnering activities, most notably for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications. Therefore, we could need to complete an additional financing or strategic transaction within the next twelve months to continue as a going concern, or we may be forced to cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our company.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of September 30, 2014, our accumulated deficit totaled approximately $99 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2013 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, we estimate that our existing capital resources, including the money received from G-treeBNT in March 2014 and August 2014 could fund our operations through mid-third quarter of 2015. If the Company is able to proceed with its current objective of accelerating its development of RGN-259 under the orphan designation, this estimate will change and we will need additional capital in less than 12 months. Therefore, we continue to seek other sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

In March 2014 we completed two licensing agreements, for the development and commercialization of RGN-259 and RGN-137 in certain territories, with G-treeBNT Co., Ltd., headquartered outside of Seoul, Korea. G-treeBNT’s current business focus is the IT software industry in Korea with strong IP positions addressing specific software tools and apps such as optimized multimedia software for smart phones. G-treeBNT made a strategic decision last November to expand into the biopharmaceutical business through selected strategic alliances with biopharmaceutical companies in the US and EU. The collaboration with RegeneRx is the first strategic investment in this initiative. While G-treeBNT has recently hired executives and staff with significant pharmaceutical experience, the company has no internal drug development experience. As a result, G-treeBNT may face more and different challenges in the development of these product candidates than would more established pharmaceutical companies.

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

Additionally, Mr. Bove is a non-executive director of Lee’s Pharmaceuticals, in which affiliates of Sigma-Tau have a significant equity interest. In July 2012, we entered into a license agreement for TB4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates for development in China, Hong Kong, Macau and Taiwan. There can be no assurance that we will ever receive any further payments from Lee’s under the agreement. As a result of Mr. Bove’s relationship with Lee’s and Sigma-Tau, Mr. Bove may have interests that are different from our other stockholders in connection with these and other agreements and circumstances that may require the exercise of the Board’s discretion with respect to Lee’s or Sigma-Tau. These conflicts could result in decisions that are not in the best interest of our other stockholders.

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

For the period from January 1, 2013 through November 6, 2014, the closing price of our common stock has ranged from $0.05 to $0.28, with an average daily trading volume of approximately 66,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our officers, directors and principal stockholders together control approximately 53% of our outstanding common stock. Included in this group is Sigma-Tau and its affiliates, which together hold outstanding shares representing approximately 30% of our outstanding common stock and G-treeBNT which owns approximately 19% of our outstanding common stock. These stockholders also hold options, warrants, convertible promissory notes and stock purchase rights that provide them with the right to acquire significantly more shares of common stock. Accordingly, if these stockholders acted together they could control the outcome of all stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

As of September 30, 2014, there were outstanding options to purchase an aggregate of 6,358,554 shares of our common stock under our 2000 and 2010 incentive equity plans at exercise prices ranging from $0.14 per share to $3.82 per share and outstanding warrants to purchase 10,859,145 shares of our common stock at a weighted average exercise price of $0.62 per share. In addition to the outstanding options and warrants we have also issued five series of convertible promissory notes, including one in January 2014, which are presently convertible into an aggregate of 13,683,334 shares of our common stock. In October 2012, we sold convertible promissory notes totaling $300,000 that are convertible into 2,000,000 shares of common stock at a conversion price of $0.15 per share. In 2013, we sold a three additional series of convertible promissory notes, which notes totaled $646,000 and are initially convertible into 10,766,667 shares of common stock at a conversion price of $0.06 per share. In January 2014, we sold a fifth series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes issued in 2013 and January 2014 contain down round provisions under which the conversion prices of these notes could be decreased as a result of future equity offerings below the conversion price of the notes. Pursuant to the March 2014 agreements with G-treeBNT, G-treeBNT has an option to purchase an additional 5.5 million shares of common stock at $0.15 per share on or before January 31, 2015. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

During the three months ended September 30, 2014, the Company issued 8,333,333 shares of common stock to G-treeBNT, Co. Ltd. for aggregate cash proceeds of $1,000,000. The offer, sale, and issuance of the shares to G-treeBNT were exempt from registration under the Securities Act under Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

G-treeBNT represented to the Company that it is an accredited investor as defined in Rule 501 promulgated under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)
3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to the Company’s Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.6 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)
4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.1	First Amendment to Convertible Promissory Note dated October 3, 2014	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 9, 2014)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (iv) Notes to Financial Statements.	Filed herewith***

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

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

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: November 7, 2014	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)

Date: November 7, 2014	/s/Dane Saglio
Dane Saglio
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

