Form 10-K
period 2014-12-31
REGENERX BIOPHARMACEUTICALS INC
filed 2015-03-31
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes     ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☑    No

As of June 28, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8.6 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as quoted on the Over-the-Counter Bulletin Board, or the OTC Bulletin Board, on June 30, 2014.

The number of shares outstanding of the registrant’s common stock as of March 27, 2015 was 101,316,580.

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

Item 1. Business.

General

RegeneRx Biopharmaceuticals, Inc. (“RegeneRx” or the “Company”) (OTCQB:RGRX) is a biopharmaceutical company focused on the development of a novel therapeutic peptide, Thymosin beta 4, or Tß4, for tissue and organ protection, repair, and regeneration. We have formulated Tß4 into three distinct product candidates in clinical development:

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

Current Financial Circumstances

On January 28, 2015, we announced that we had entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with G-treeBNT Co., Ltd., a Korean pharma company (“G-treeBNT”). The Joint Venture Agreement provides for the creation of an entity (the “Joint Venture” or “ReGenTree”), jointly owned by us and G-treeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratitis in the United States. G-treeBNT will be responsible for funding product development and commercialization efforts, and holds a majority interest of ReGenTree. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We will receive a total of $1 million in two tranches under the terms of the License Agreement: (i) within forty-five business days after closing and (ii) within forty-five business days after enrollment of the first patient in an ophthalmic trial in the U.S. which we expect to occur in the late third or early fourth quarter of 2015. We are also entitled to royalties as a percentage of net of sales ranging from the mid-single digits to the low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats and certain major decisions within ReGenTree, such as commercialization strategy, mergers, acquisitions, require unanimous consent of the board. On March 9, 2015, RegeneRx announced that its joint venture partner and licensee, G-treeBNT Co. Ltd., will receive $7.28 million USD to expand international development of its product candidate, RGN-259 (designated GBT-201). The $7.28 million will be used for development of RGN-259/GBT-201 for dry eye syndrome and neurotrophic keratopathy in the U.S. through the U.S. joint venture, ReGenTree, LLC.

Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making significant progress in each territory and are prepared to initiate their clinical trials programs this year. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for the ophthalmic trials are relatively fast, as opposed to most other clinical efforts, so data should be forthcoming in months, not years, after patients begin enrollment. We, therefore, should be able to maintain our existing operations at the current level while we await results from these trials and continue to seek additional partnership opportunities.

We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tβ4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until the results are obtained from the current ophthalmic clinical trials before moving into the EU with RGN-259. If successful, this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

In March 2015, we received the first of the two $500,000 payments under the license agreement with the joint venture. This amount, plus our current cash, coupled with the second $500,000 payment that will be triggered by the enrollment of the first patient in a RGN-259 clinical trial conducted by ReGenTree in the U.S., should fund our planned operations into the second quarter of 2016. This estimate does not include receipt of any funds from grants, new partnerships or the raising of additional capital if the market climate warrants.

In addition to these RGN-259 development activities, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

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

Although it is recognized that wound healing and tissue regeneration are complex processes, most companies working to develop new drugs in this area have focused primarily on the development of growth factors to stimulate healing only and have, to date, failed to demonstrate dramatic improvements in the healing process. Unlike growth factors, numerous preclinical animal studies, published by independent researchers, have identified several important biological activities involving Tß4 that we believe make it potentially useful as a wound healing, repair and tissue regenerating agent. These activities include:

•	Progenitor (Stem) Cell Recruitment and Differentiation. Independent research published in the journal Nature in November 2006 featured the discovery that Tß4 is the key signaling molecule that recruits and triggers adult epicardial progenitor cells, or EPCs, to differentiate into coronary blood vessels. EPCs are partially differentiated stem cells that can further differentiate into specific cell types when needed. Confirmatory research published in 2009 in the Journal of Molecular and Cellular Cardiology concluded that Tß4 is responsible for the initiation of the embryonic coronary developmental program and EPC differentiation in adult mice. These publications confirm that Tß4’s interaction with EPCs is necessary for the maintenance of a healthy adult animal heart, as well as for normal embryo and fetal heart development in mammals. In Neuroscience (2009 and 2010), and the J. Neurosurgery (2010), Tß4 was shown to similarly stimulate oligodendrogenesis, i.e., the differentiation of oligodendroctye progenitor cells into myelin-producing oligodendrocytes, whereby restoring functional recovery in animal models of multiple sclerosis, stroke, and traumatic brain injury.

•	Actin Regulation. Tß4 regulates actin, which comprises up to 10% of the protein of non-muscle cells in the body and plays a central role in cell structure and in the movement of cells. Independent research studies have indicated that Tß4 stimulates the migration of human keratinocytes, or skin cells, as well as corneal epithelial cells that protect the eye, human endothelial cells and progenitor cells of the heart and brain. Endothelial cells are the major cell type responsible for the formation of new blood vessels, a process known as angiogenesis. Certain of these studies conducted at the National Institutes of Health, or NIH, were the first to suggest the role of Tß4 in wound healing. The data from these studies encouraged us to license the rights to Tß4 from the NIH in 2001 and to launch an initial clinical development program that targeted the use Tß4 for chronic dermal wounds.

•	Reduction of Inflammation and scar tissue formation. Uncontrolled inflammation is the underlying basis of many pathologies and injuries. Independent research has shown that Tß4 is a potent anti-inflammatory agent in skin cells and in corneal epithelial cells in the eye. Tß4 has also been shown to decrease the levels of inflammatory mediators and to significantly reduce the influx of inflammatory cells in the reperfused heart of animals. More recent preclinical research suggests that Tß4 blocks activation of the NFκB pathway, which is involved in DNA activation of inflammatory mediators, thereby modulating inflammation in the body. This anti-inflammatory activity may explain, in part, the mechanism by which Tß4 appeared to improve functional outcome in the mouse multiple sclerosis model described above, as well as promoting repair in the heart and skin. In the skin, it has been shown to reduce scar formation by reduction of infiltration of myofibroblasts. Identifying a factor such as Tß4 that reduces scarring and blocks activation of NFκB suggests that Tß4 could have additional important therapeutic applications for inflammation-related diseases, such as cancer, osteoarthritis, rheumatic diseases, autoimmune diseases, inflammatory pulmonary disease and pancreatitis.

•	Collagen and Laminin-5 Stimulation. Tß4 has a number of additional biological activities shown to reduce inflammation, stimulate the formation of collagen, and up-regulate the expression of laminin-5, a subepithelial basement membrane protein. Both collagen and laminin-5 are central to healthy tissue, wound repair and the prevention of disease. Laminin-5 promotes cell migration and maintains cell-cell and cell-matrix contacts for intact tissues which is important for preventing fluid loss and bacterial infection.

•	Anti-Apoptosis. Tß4 has been shown to prevent apoptosis, or programmed cell death, in two animal models and in two tissue types. In the rodent model, corneal apoptosis, or loss of corneal epithelial cells leading to corneal epithelial thinning, was prevented through topical administration of Tß4 eye drops. In the heart muscle of ischemic animal models, such as in mice and pigs, cell death was prevented by either local or systemic administration of Tß4. It acts by reducing oxidative enzymes.

Tß4 has shown efficacy in heart repair and regeneration. A 2004 paper in Nature showed in an animal model of myocardial infarction that it could reduce the lesion size, improved cardiac function and promote survival. The 2006 Nature publication mentioned above further concluded that Tß4’s interaction with EPCs resulted in the formation of cardiomyocytes that repaired damaged myocardium, or heart tissue, in mice after an induced acute myocardial infarction, or AMI, commonly known as a heart attack. Research published in the journal Circulation showed Tß4’s cardioprotective effects in a pig ischemic-reperfusion model. This pig model is accepted as an important model upon which to base human clinical research, as pigs are larger mammals, the anatomy of the pig heart is similar to that of the human heart, and vascular response processes are completed five to six times faster in pigs than in humans, so that long-term results can be obtained in a relatively short period of time. This research also identified Tß4’s interaction with EPCs as the underlying basis of cardioprotection through the differentiation of EPCs into cardiomyocytes, yielding statistically significant cardiac functional recovery results when compared to the administration of placebo.

Similar research in the area of brain and neural tissues also showed efficacy of repair and regeneration was published in the journal Neuroscience in 2009. This publication concluded that Tß4 triggered the differentiation of oligodendrocyte progenitor cells to form myelin-producing oligodendrocytes, which led to the remyelination of axons in the brain of mice with experimental autoimmune encephalomyelitis, or EAE. This mouse model is an accepted small animal model for the study of multiple sclerosis. Research published in the Journal of Neurosurgery in 2010 and also in the Journal of Neurological Science in 2014 showed that Tß4 could improve functional neurological outcome in an animal stroke model. A second study was published in the Journal of Neurosurgery in 2011 demonstrating that administration of Tβ4 can significantly improve histological and functional outcomes in rats with traumatic brain injury, or TBI, indicating that Tβ4 has considerable therapeutic potential for patients with TBI. More recently, researchers studying Tß4 under a material transfer agreement (MTA) found that Tß4 had beneficial effects in animal models of peripheral neuropathy, one of the major complications of diabetes. This research was published in the Jjournal of Neurobiology of Disease in December 2012 and appears to corroborate previous findings using Tß4 for repair of central nervous system disorders. A paper in Neuropharmacology in 2014 found many benefits of Tß4 administration in a rat model of spinal cord injury, including decreased lesion size at 7 days, increased neural and oligodendrocyte survival, increase levels of myelin basic protein (a marker of mature oligodendrocytes), decreased ED1 (a marker of activated microglia/macrophages), and decreased proinflammatory cytokines. Thus, Tß4 has efficacy for repair and regeneration in several nervous system injury models including MS, TBI, stroke, peripheral neuropathy, and spinal cord injury and there will likely be additional applications in this area. We believe that these various biological activities work in concert to play a vital role in the healing and repair of injured or damaged tissue and suggest that Tß4 is an essential component of the tissue protection and regeneration process that may lead to many potential medical applications. All of our product candidates utilize Tß4 as the active pharmaceutical ingredient (API), which is manufactured by solid-phase peptide synthesis and is an exact copy of the naturally occurring peptide. We have created three distinct formulations for various routes of administration and medical indications.

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

The co-primary outcome measures evaluated in the trial were inferior corneal fluorescein staining and decreased ocular discomfort on day 29, 24 hours after CAE challenge. Various secondary outcome efficacy measures were also evaluated in the trial. While the study did not meet statistical significance for reducing inferior corneal fluorescein staining, it did show a positive trend in this exploratory trial. RGN-259 did, however, show a statistically significant efficacy result in the other co-primary endpoint of decreased ocular discomfort and statistical significance in secondary endpoints such as reduction of central corneal staining an important sign in dry eye syndrome.

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

The co-primary outcome measures, selected at the outset of this initial exploratory trial, were based on the best available animal data at the time but without the benefit of any actual human clinical experience in dry eye. Therefore, we believe that our not having met one of the two co-primary outcome measures at this stage is not as important as identifying statistically significant outcomes that could potentially serve as approvable endpoints in later stage or in pivotal Phase 3 clinical trials. We believe that the statistically significant observation of reduction in central corneal staining, as well as symptom improvements observed in the trial and described above, reflect actual patient benefits and would represent acceptable outcome measures to the FDA for possible use in follow-up Phase 2 or confirmatory pivotal Phase 3 trials. The patients in this trial received RGN-259 eye drops twice a day. In subsequent trials we have used four or six treatments per day and achieved all primary endpoints. In future studies we will also employ four or six treatments per day. We are currently preparing a clinical study report for submission to the FDA that will describe the results of the exploratory Phase 2 clinical trial.

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

In the trial, nine patients with severe dry eye (18 eyes) were treated with RGN-259 or vehicle control six times daily over a period of 28 days. They were evaluated upon entering the study after a two week washout period, at weekly intervals during the treatment phase, at the end of the 28-day treatment period, and at a follow-up visit 28 days after treatment. Statistically significant differences in sign and symptom assessments, such as ocular discomfort and corneal fluorescein staining, were seen at various time points throughout the study. Of particular note were the differences between RGN-259 and vehicle control 28 days post-treatment, or the follow-up period. The RGN-259-treated group had a 35.1% reduction of ocular discomfort compared to vehicle control (p = 0.0141), and a 59.1% reduction of total corneal fluorescein staining compared to vehicle control (p = 0.0108) at 28 days after treatment showing that the repair was sustained long after treatment cessation.

Consistent with the reduction of ocular discomfort and fluorescein staining at the 28-day follow-up visit, other improvements seen in the RGN-259-treated patients included tear film breakup time and increased tear volume production. Likewise, these improvements were seen at other time points in the study.

Strategic Partnerships

Lee’s Pharmaceuticals. In July 2012, we entered into a License Agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s has filed an investigational new drug application IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. They have informed us that they expect to begin enrollment of the first patient before the end of Q2 of 2015 and complete the study by the end of the year. Lee’s is an affiliate of Sigma-Tau, which collectively with its affiliates is our largest stockholder.

G-treeBNT. In March 2014, we entered into a License Agreement with G-treeBNT Co., Ltd., a Korean pharma company headquartered in Gyeonggi-do, Korea (“G-treeBNT”), for the license of RGN-259. G-treeBNT licensed certain development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan) G-treeBNT simultaneously committed to purchase approximately 19.6 million shares of our common stock in two closings and, after the two purchases on March 28, 2014 and August 29, 2014, is currently our second largest shareholder. G-tree has filed an IND with the Korean FDA to conduct a Phase 2b/3 study with RGN-259 in patients with dry eye syndrome. G-tree has informed us that it expects to begin enrolling patients in the second half of 2015 and complete the study in first half of 2016.

U.S. Joint Venture (ReGenTree, LLC). On January 28, 2015, we announced that we entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with G-treeBNT Co., Ltd.,. The Joint Venture Agreement provides for the creation of an entity (the “Joint Venture” or “ReGenTree”), jointly owned by us and G-treeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States. G-treeBNT will be responsible for funding product development and commercialization efforts, and hold a majority interest, of ReGenTree. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We will receive a total of $1 million in two tranches under the terms of the License Agreement: (i) within forty-five business days after closing and (ii) within forty-five business days after enrollment of the first patient in an ophthalmic trial in the U.S. We are also entitled to royalties as a percentage of net of sales ranging from the mid-single digits to the low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats and certain major decisions within ReGenTree, such as commercialization strategy, mergers, acquisitions, require unanimous consent of the board.

RGN-352

During 2009, we completed a Phase 1a and Phase 1b clinical trial evaluating the safety, tolerability and pharmacokinetics of the intravenous administration of RGN-352 in 60 healthy subjects. Based on the results of these Phase 1 trials and extensive preclinical efficacy data published in peer-reviewed journals, in the second half of 2010, we began start-up activities for a Phase 2 study to evaluate RGN-352 (Tß4 Injectable Solution) in patients who had suffered an AMI. We had planned to begin enrolling patients in this clinical trial in the second quarter of 2011. However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with the current Good Manufacturing Practice (cGMP) regulations. We have since learned that the manufacturer has closed its manufacturing facility and filed for bankruptcy protection. The FDA prohibited us from using any of the active drug or placebo formulated by this manufacturer in human trials; consequently, we must have study drug (RGN-352 and RGN-352 placebo) manufactured by a new cGMP-compliant manufacturer in the event we seek to move forward with this trial. While we have identified a qualified manufacturer for RGN-352, we have elected to postpone activities on this trial until the requisite funding or a partner is secured.

In addition to the potential application of RGN-352 for the treatment of cardiovascular disease, preclinical research published in the scientific journals Neuroscience and the Journal of Neurosurgery, among others, indicates that RGN-352 may also prove useful for patients with multiple sclerosis, or MS, as well as patients suffering a stroke, traumatic brain injury, peripheral neuropathy, or spinal cord injury. In these preclinical studies, the administration of Tß4 resulted in regeneration of neuronal tissue by promoting remyelination of axons and stimulating oligodendrogenesis, resulting in improvement of neurological functional activity. Based on this preclinical research, depending on our capital resources, we may in the future support a proposed physician-sponsored Phase 1/2 clinical trial to be conducted at a major U.S. medical center to evaluate the therapeutic potential of RGN-352 in patients with MS, stroke, traumatic brain injury, or spinal cord injury.

In 2012, researchers studying Tß4 under a material transfer agreement (MTA) found that Tß4 had beneficial effects in animal models of peripheral neuropathy, one of the major complications of diabetes. This research was published in the journal of Neurobiology of Disease in 2012 and appears to corroborate previous findings using Tß4 for repair of central nervous system disorders. We are discussing possible partnership opportunities with companies interested in developing RGN-352 for this indication.

RGN-137

Clinical Development — Epidermolysis Bullosa (EB).  In 2005, we began enrolling patients in a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with EB. EB is a genetic disease of approximately 10 gene mutations that results in fragile skin and other epithelial structures (e.g., cornea and GI tract) that can blister spontaneously or separate at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. In severe cases, recurrent blistering and tissue loss may be life threatening. EB has been designated as an “orphan” indication by the FDA’s Office of Orphan Drugs. A portion of this trial was funded by a grant of $681,000 received from the FDA. In this randomized, double-blind, placebo-controlled, dose-response trial, nine U.S. clinical sites evaluated the safety, tolerability, and wound healing effectiveness of three different concentrations of RGN-137 compared to placebo. RGN-137 was applied topically to the skin, once daily for up to 56 consecutive days. We completed enrollment of 30 out of the original target of 36 patients and closed the Phase 2 trial in late 2011 as the availability of eligible patients had been exhausted. We submitted the final report to the FDA in 2014.

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

In January 2009, we reported final data from this trial. RGN-137 was well-tolerated at all three dose levels studied, with no dose-limiting adverse events, which achieved the primary objective of the study. As for efficacy, all Tß4 doses performed similarly compared to placebo, with no statistically significant efficacy results. However, patients treated with the middle dose showed a 17% improvement of wound healing, which was the highest rate among the three active doses evaluated. The improvement in ulcer healing in this middle dose group following nine weeks of treatment was equal to the improvement in patients treated with placebo after 12 weeks of treatment. A follow-on evaluation, reported at the 3rd International Symposium on the Thymosins in Health and Disease in March 2012, showed that for those pressure ulcer patients’ wounds that healed, RGN-137 mid dose (0.02% Tβ4 gel product) accelerated wound closure with a median time to healing of 22 days as compared to 57 days for the placebo. Although those results are clinically significant, they were not statistically significant.

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

Peptide Fragments for Cosmeceutical Applications

We are also seeking to identify and evaluate Tß4 peptide fragments and derivatives that may be useful as novel components in cosmeceutical and consumer products. We have identified several amino acid sequences, and variations thereof, within the Tß4 molecule that have demonstrated in vitro activity in preclinical research studies that we have sponsored, and we have filed a number of patent applications related to this research. We believe the biological activities of these fragments may be useful, for example, in developing novel cosmeceutical products for the anti-aging and, more broadly, the personal care markets. To date, research has suggested that these fragments suppress inflammation, accelerate the deposition of certain types of collagen, promote the production of elastin, protect the cells from cytotoxic agents, and inhibit programmed cell death, among other activities. Our development and commercialization strategy is to identify suitable commercial partners to license these novel fragments for various cosmeceutical applications. Although this initiative is a far lower priority than our other product development efforts, we have held discussions with several multinational cosmetics and consumer products companies focused on potential collaborations to further develop and commercialize these fragments.

Our Strategy

We seek to maximize the value of our product candidates by advancing their clinical development and then identifying suitable partners for further development, regulatory approval, and marketing. We intend to engage in strategic partnerships with companies with clinical development and commercialization strengths in desired pharmaceutical therapeutic fields. We are actively seeking partners with suitable infrastructure, expertise and a long-term initiative in our medical fields of interest. To that end, we have entered several important licensing and joint venture agreements with pharmaceutical companies to develop our product candidates.

On January 28, 2015, we announced that we entered into a Joint Venture, ReGenTree, jointly owned by us and G-treeBNT, that will develop and commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States. G-treeBNT will be responsible for funding product development and commercialization efforts, and hold a majority interest, of ReGenTree. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States.

The Joint Venture with G-TreeBNT follows on two previous transactions with G-TreeBNT signed in March 2014 when we had entered into License Agreements for the license of the RGN-259 and RGN-137 product candidates. G-treeBNT licensed the development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan) while also licensing the development and commercialization rights for RGN-137 in the U.S.

We have entered into a License Agreement with Lee’s Pharmaceutical (HK) Limited, headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s is an affiliate of Sigma Tau, which collectively with its affiliates is our largest stockholder.

We have entered into a strategic partnership with Defiante Farmaceutica S.A., (“Defiante”), a subsidiary and one of several entities affiliated with Sigma-Tau Group, a leading international pharmaceutical company which collectively comprise our largest shareholder, or Sigma-Tau, for development and marketing of RGN-137 and RGN-352 for specified indications in Europe and other contiguous countries. Defiante merged with Sigma-Tau Industrie Farmaceutiche Riunite S. P. A. in 2013.

Manufacturing

We use a major contract manufacturer to produce bulk Tß4, which is the active pharmaceutical ingredient, or API, in our product candidates by an established and proven manufacturing process known as solid-phase peptide synthesis, and are in the early stages of qualifying a backup manufacturer. While we do not currently have long-term supply agreements in place, we intend to establish a long-term supply arrangement with at least one manufacturer once practicable. No assurance can be given, however, that such agreements will be negotiated on favorable terms, or at all. Contractors are selected on the basis of their supply capability, ability to produce a product in accordance with Current Good Manufacturing Practice, or cGMP, requirements of the FDA and ability to meet our established specifications and quality requirements. Given our recent licensing and joint venture deals, our partner in Korea and the U.S. has begun working closely with our primary contract manufacturer to begin the cGMP validation process and consistency runs, among other things, to prepare for the manufacture of bulk Tβ4 for use in future clinical trials utilizing our formulated product candidates. We will have access to the data resulting from this endeavor should we need to use it for purposes outside the licensed territories.

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

One of the compelling reasons to create a joint venture with G-treeBNT to develop RGN-259 in the U.S. for ophthalmology products was due to their recent manufacturing experience gained from their development of RGN-259 in Korea. This experience will allow ReGenTree to move more rapidly from Phase 2 to Phase 3 clinical trials in the U.S. without duplication of required Chemistry, Manufacturing, and Control (CMC) efforts, which are quite substantial when moving into Phase 3 and in anticipation of commercialization. G-treeBNT has been working with companies to manufacture RGN-259 in blow-filled sealed containers, which will be utilized for Phase 3 clinical trials and commercial marketing upon FDA approval.

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

RGN-259.  Most specialty ophthalmic companies have a number of products on the market that could compete with RGN-259. There are numerous antibiotics to treat eye infections to promote corneal wound healing and many eye lubrication products that are soothing to the eye and help eye healing, many of which are sold without prescriptions. Companies also market steroids to treat certain conditions within our area of interest. Allergan, Inc. markets Restasis™, Ophthalmic Emulsion, the only commercially available and FDA-approved eye drop to treat dry eye. Restasis, and other products, have been approved for marketing in certain other countries where we have licensed RGN-259. None of the products on the markets seeks to repair tissue but rather makes the environment conducive for the endogenous repair. We believe that RGN-259 actively promotes repair by increasing cell migration, laminin-5 production, and decreasing inflammation and apoptosis.

RGN-352.  Currently, there are no approved pharmaceutical products for regenerating cardiac tissue following a heart attack, nor are there approved pharmaceutical products for regeneration of nervous tissue or for the remyelination of axons of patients with multiple sclerosis or patients suffering from traumatic brain injury. However, many pharmaceutical companies and research organizations are developing products, pharmacologic and stem cell therapies and technologies that are intended to prevent cardiac damage, improve cardiac function, and regenerate cardiac muscle after a heart attack. There are also companies developing products that are purported to remyelinate neurons and provide functional improvement for patients suffering from multiple sclerosis, stroke, traumatic brain injury, and peripheral neuropathy. If we were to successfully develop RGN-352 for cardiovascular or central nervous system indications, such products would have to compete with other drugs or therapies currently being developed or marketed by large pharmaceutical companies for similar indications.

RGN-137.  Johnson & Johnson has previously marketed RegranexTM Gel for patients with diabetic foot ulcers. Companies such as Novartis are developing and marketing artificial skins, which would compete with RGN-137 in the treatment of dermal wound healing. There are other companies developing new pharmaceutical products for wound healing. Products and therapies such as antibiotics, honey-based ointments, silver-based compounds and low frequency cavitational ultrasound are also used to treat certain types of dermal wounds. Moreover, dermal wound healing is a large and highly fragmented marketplace that includes numerous therapeutic products and medical devices for treating acute and chronic dermal wounds.

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

We have received orphan drug designation from the FDA for RGN-137 for the treatment of EB and RGN-259 for the treatment of neurotrophic keratopathy or NK (now to be developed by the JV). The FDA may designate a product or products as having orphan drug status to treat a disease or condition that affects less than 200,000 individuals in the United States, or, if patients of a disease number more than 200,000, the sponsor can establish that it does not realistically anticipate its product sales will be sufficient to recover its costs. If a product candidate is designated as an orphan drug, then the sponsor may receive incentives to undertake the development and marketing of the product, including grants for clinical trials, as well as a waiver of the user fees for submission of an NDA application. For example, as described above, we received a grant from the FDA for our Phase 2 clinical trial of RGN-137 to treat patients with EB.

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

Intellectual Property

We hold worldwide patents and patent applications covering peptide compositions, uses and formulations related to dermal and ophthalmic indications and other organ and tissue repair activities, as well as for cosmetic and consumer product applications. In 2001, we entered into a license agreement with the NIH under which we received an exclusive worldwide license from the NIH for all claims within the scope of the NIH’s patent application, and any issued patents, covering the use of Tß4 as a tissue repair and regeneration factor. During 2007, patents were issued in Europe and the United States related to the original NIH patent application, which patents expire in July 2019. Corresponding patents have been granted in Hong Kong, Australia and China and certain other territories. The issued European patent was opposed by a third party at the European Patent Office, and in December 2009, we argued the case before the Opposition Division of the European Patent Office in Munich, Germany and prevailed with certain amendments to the claims. In exchange for the exclusive license, we agreed to make certain minimum royalty and milestone payments to the NIH. In 2013, we amended certain provisions of the exclusive license; we were permitted to credit amounts paid to prosecute or maintain the licensed patent rights during 2013 calendar year against the 2013 minimum annual royalty, reducing the minimum annual royalty beginning in 2014 to $2,000 and fixing the maximum sublicense participation fee. Through December 31, 2014, we have complied with all minimum royalty requirements, and no milestone payments have been required under the agreement.

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

Material Agreements

National Institutes of Health

We have entered into a license agreement with NIH under which we are obligated to pay an annual minimum royalty of $2,000. In 2013 we amended certain provisions of the exclusive license; we were permitted to credit amounts paid to prosecute or maintain the licensed patent rights during 2013 calendar year against the 2013 minimum annual royalty. Beginning in 2014 the minimum annual royalty is $2,000. Additionally, we are obligated to pay the NIH a percentage of sales of qualifying product candidates, if any. There have been no such sales to date. Through December 31, 2014, we have complied with all minimum royalty requirements, and no milestone payments have been required under the agreement.

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

Lee’s Pharmaceuticals

On July 15, 2012, we entered into a License Agreement with Lee’s Pharmaceutical for the license of Tß4 in any pharmaceutical formulation, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s paid us $200,000 upon signing of a term sheet with respect to the transaction on March 27, 2012, and Lee’s paid us an additional $200,000 upon signing of the definitive license agreement.

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

The two companies have discussed Lee’s development plans and we have continued to provide information as requested. Lee’s has filed an investigational new drug application IND with the Chinese FDA to conduct begin phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. They have informed us that they expect to begin enrollment of the first patient before the end of Q2 of 2015 and complete the study by the end of the year.

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

U.S. Joint Venture

On January 28, 2015, we announced that we entered into a Joint Venture ReGenTree, jointly owned by us and G-treeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratitis in the United States. G-treeBNT will be responsible for funding product development and commercialization efforts, and hold a majority interest, of ReGenTree. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States.

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

Employees

We currently have two full time employees including our President and CEO and also employ two part time employees. We also retain seven independent contractors. We believe that we have good relations with our employees and contractors.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital resources and the anticipated cash inflows from the January 2015 Joint Venture and License Agreement with G-treeBNT’s will only be sufficient to fund our operations into mid-2016.

As of December 31, 2014 we had cash on hand of approximately $844,000. On March 25, 2015 we received $500,000 pursuant to the license agreement signed between RegeneRx and ReGenTree “the Joint Venture”. Pursuant to the Joint Venture Agreement G-treeBNT will be responsible for funding the product development and commercialization efforts of the Joint Venture and will hold a majority equity stake in the Joint Venture. With the completion of the Joint Venture Agreement we intend to continue to pursue additional partnering activities, most notably for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications. We estimate that our current cash resources coupled with a second payment of $500,000 expected to be received from ReGenTree within the next twelve months, predicated on the enrollment of the first patient in an ophthalmic trial, will fund our planned operations into the second quarter of 2016. This estimate could change and we may need additional capital in less than 12 months if we undertake additional efforts to support our objectives or the patient enrollment is delayed.

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

Emerging biotechnology companies like us may raise capital through corporate collaborations and by licensing intellectual property rights to other biotechnology or pharmaceutical enterprises. We intend to pursue this strategy, but there can be no assurance that we will be able to enter into additional license agreements with respect to our intellectual property or product development programs on commercially reasonable terms, if at all. There are substantial challenges and risks that will make it difficult to successfully implement any of these alternatives. If we are successful in raising additional capital through such a license or collaboration, we may have to give up valuable rights to our intellectual property. In addition, the business priorities of a strategic partner may change over time, which creates the possibility that the interests of the strategic partner in developing our technology may diminish and could have a potentially material negative impact on the value of our interest in the licensed intellectual property or product candidates.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of December 31, 2014, our accumulated deficit totaled approximately $100 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2014 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, we estimate that our existing capital resources, including the money received from G-treeBNT under the January 2015 Joint Venture and License Agreements will be adequate to fund our operations into the second quarter of 2016. This estimate could change and we may need additional capital in less than 12 months if we are able to undertake additional efforts to support our objectives.  Therefore, we continue to seek other sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Risks Related to Our Business and Operations

Our planned Phase 2 clinical trial of RGN-352 was placed on clinical hold by the FDA in March 2011 and we are unsure when, if ever, we will be able to resume this trial.

In the second half of 2010, we implemented the development plans for our phase 2 clinical trial to evaluate RGN-352 in patients who have suffered an acute myocardial infarction, or AMI. We had planned to begin enrolling patients near the end of the first quarter of 2011. However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with current Good Manufacturing Practice (“cGMP”) regulations. The FDA has prohibited us from using any of the active drug or placebo manufactured by this manufacturer in human trials, which will require us to identify a cGMP-compliant manufacturer and to have new material produced in the event that we seek to resume this trial. We have also learned that the contract manufacturer has closed its manufacturing facility and has filed for bankruptcy protection. Significant preparatory time and procedures will be required before any new suitable manufacturer would be able to manufacture RGN-352 for the AMI trial. Since we are unable to estimate the length of time that the trial will be on clinical hold, we have elected to cease activities on this trial until the FDA clinical hold is resolved and the requisite funding might be secured. Consequently, there can be no assurance that we will be able to timely initiate trial activities or complete this trial, if at all.

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

In March 2014 we completed two licensing agreements for the development and commercialization of RGN-259 and RGN-137 in certain territories, with G-treeBNT Co., Ltd., headquartered outside of Seoul, Korea. In January 2015 we entered into a Joint Venture Agreement with G-tree-BNT and entered into a license agreement with the Joint Venture, pursuant to which granted to the Joint Venture the right to develop and exclusively commercialize RGN-259 in the United States. Although we will share control of the Joint Venture with G-tree BNT, G-treeBNT will have greater control of over the Joint Venture than we will, meaning that G-treeBNT will have significant control over the commercialization of RGN-259.

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

We are highly dependent on the principal members of our management team. The loss of our chairman and chief scientific advisor, Allan Goldstein, or chief executive officer, J.J. Finkelstein could prevent or significantly delay the achievement of our goals. We cannot assure you that Dr. Goldstein or Mr. Finkelstein, or any other key employees or consultants, will not elect to terminate their employment or consulting arrangements. In addition, we do not maintain a key man life insurance policy with respect to any of our management personnel. In the future, we anticipate that we will also need to add additional management and other personnel. Competition for qualified personnel in our industry is intense, and our success will depend in part on our ability to attract and retain highly skilled personnel. We cannot assure you that our efforts to attract or retain such personnel will be successful.

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

For the period from January 1, 2014 through March 25, 2015 the closing price of our common stock has ranged from $0.08 to $0.34, with an average daily trading volume of approximately 91,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

As of December 31, 2014, there were outstanding options to purchase an aggregate of 6,263,711 shares of our common stock under our 2000 and 2010 incentive equity plans at exercise prices ranging from $0.14 per share to $3.21 per share and outstanding warrants to purchase 14,103,048 shares of our common stock at a weighted average exercise price of $0.35 per share. In addition to the outstanding options and warrants we have also issued five series of convertible promissory notes, including one in January 2014, which are presently convertible into an aggregate of 13,683,334 shares of our common stock. In October 2012, we sold convertible promissory notes totaling $300,000 that are convertible into 2,000,000 shares of common stock at a conversion price of $0.15 per share. In October 2014 the maturity date of these notes was extended for an additional three years. In 2013, we sold three additional series of convertible promissory notes, which notes totaled $646,000 and are initially convertible into 10,766,667 shares of common stock at a conversion price of $0.06 per share. In January 2014, we sold a fifth series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes issued in 2013 and January 2014 contain down round provisions under which the conversion prices of these notes could be decreased as a result of future equity offerings below the conversion price of the notes. Pursuant to the March 2014 agreements with G-treeBNT, G-treeBNT had an option to purchase an additional 5.5 million shares of common stock at $0.15 per share on or before January 31, 2015. This option was not exercised and the option has expired. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Rockville, Maryland where we lease office space. Beginning in June 2014 we consolidated our office space and amended our lease agreement for the reduced space. We believe that our facilities are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek alternate or additional space as needed.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “RGRX.” Our common stock last traded at $0.26 on March 25, 2015. The following table provides the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported by the OTC Bulletin Board, as appropriate.   The quotations reported by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table sets forth the high and low bid prices for our common stock for the periods indicated.

	2014		2013
	High	Low	High	Low

First Quarter	$0.28	$0.05	$0.11	$0.08
Second Quarter	$0.27	$0.15	$0.09	$0.07
Third Quarter	$0.20	$0.10	$0.08	$0.06
Fourth Quarter	$0.18	$0.12	$0.10	$0.05

As of December 31, 2014, we had 769 holders of record of our common stock and over 3,700 beneficial holders of our common stock.

We have never declared or paid a cash dividend on our common stock and since all of our funds are committed to clinical research we do not anticipate that any cash dividends will be paid on our common stock in the foreseeable future.

On March 28, 2014, we issued 11,250,000 shares of common stock to G-treeBNT, Co. Ltd. for aggregate cash proceeds of $1,500,000 in connection with two license agreements and a securities purchase agreement with G-treeBNT. The offer, sale, and issuance of the shares to G-treeBNT were exempt from registration under the Securities Act under Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. G-treeBNT represented to the Company that it is an accredited investor as defined in Rule 501 promulgated under the Securities Act.

On August 29, 2014, the Company issued 8,333,333 shares of common stock to G-treeBNT, Co. Ltd. for aggregate cash proceeds of $1,000,000. The offer, sale, and issuance of the shares to G-treeBNT were exempt from registration under the Securities Act under Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. G-treeBNT represented to the Company that it is an accredited investor as defined in Rule 501 promulgated under the Securities Act.

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

Current Financial Circumstances

On January 28, 2015, we announced that we entered into a Joint Venture, ReGenTree, jointly owned by us and G-treeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States. G-treeBNT will be responsible for funding product development and commercialization efforts, and hold a majority interest, of ReGenTree. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We will receive a total of $1 million in two tranches under the terms of the License Agreement: (i) within forty-five business days after closing and (ii) within forty-five business days after enrollment of the first patient in an ophthalmic trial in the U.S. We are also entitled to royalties as a percentage of net of sales ranging from the mid-single digits to the low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats and certain major decisions within ReGenTree, such as commercialization strategy, mergers, acquisitions, require unanimous consent of the board. We received the initial $500,000 payment in March 2015.

Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making significant progress in each territory and are prepared to initiate their clinical trials programs this year. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for the ophthalmic trials are relatively fast, as opposed to most other clinical efforts, so data should be forthcoming in months, not years, after patients begin enrollment. We, therefore, should be able to maintain our existing operations at the current level while we await results from these trials and continue to seek additional partnership opportunities.

We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tβ4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until the results are obtained from the current ophthalmic clinical trials before moving into the EU with RGN-259. If successful, this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

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

We account for non-refundable grants as “Sponsored research revenues” in the accompanying statements of operations. Revenue from non-refundable grants is recognized when the following criteria are met; persuasive evidence of an arrangement exists, services have been rendered and the underlying costs incurred, the contract price is fixed or determinable, and collectability is reasonably assured. For the year ended December 31, 2014 we did not record any grant revenues and for the year ended December 31, 2013, all of our revenues were received from one NIH grant which was substantially completed during the quarter ended March 31, 2013. No future revenues are expected to be earned from this grant.

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

Results of Operations

Comparison of years ended December 31, 2014 and 2013

Revenues. We did not record any revenue for the year ended December 31, 2014. For the year ended December 31, 2013, grant revenue was $29,500. This grant was for $1 million per annual grant period for three years. Our research and development activities under the grant were substantially completed in Q1 2013 and all of the revenue recognized in 2013 was from the NIH grant to offset costs incurred.

Expenses — Research and development. For the year ended December 31, 2014, our R&D expenditures increased by $179,000, or 95%, to $367,000, from approximately $189,000 in 2013. In 2014, the increase is primarily related to the engagement of outside consultants and CROs to evaluate our readiness to proceed directly into a Phase 3 clinical trial for neurotrophic keratopathy (NK) under the orphan designation received in late 2013. In 2014 our R&D expense includes $48,000 of non-cash stock based compensation expense. The majority of our 2013 R&D expenditures represent internal costs for personnel including non-cash stock based compensation of $35,000 and overhead and facility allocations.

Expenses — General and administrative. For the year ended December 31, 2014, our G&A expenses increased by approximately $433,000, or 57%, to $1.2 million from $755,000 in 2013. The increase reflects increased business activities and compensation levels incurred by the Company after completing the initial license agreement and related stock sale to G-treeBNT in March 2014. The cost increases were reflected in personnel (increase of $198,000), stock option expense (increase of $77,000), professional services (increase of $75,000), investor relations (increase of $32,000), travel and related (increase of $14,000), in addition the overhead allocation to R&D decreased by $37,000 as G&A bore a significantly higher percentage of facility and related expenses due to less R&D headcount and employee hours.

Liquidity and Capital Resources

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. We have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings, although as discussed below we have been awarded government grants and will continue to pursue other governmental funding sources. The report of our independent registered public accounting firm regarding our financial statements as of and for the year ended December 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.

We incurred a net loss of $2,754,000 for the year ended December 31, 2014. We had cash and cash equivalents of $844,000 at December 31, 2014. On January 28, 2015, we announced that we entered into a Joint Venture ReGenTree, jointly owned by us and G-treeBNT,that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratitis in the United States. G-treeBNT will be responsible for funding product development and commercialization efforts, and hold a majority interest, of ReGenTree. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We will receive a total of $1 million in two tranches under the terms of the License Agreement: (i) within forty-five business days after closing and (ii) within forty-five business days after enrollment of the first patient in an ophthalmic trial in the U.S. In March 2015, we received the first of the two $500,000 payments under the license agreement. This amount, plus our current cash, coupled with the second $500,000 payment that will be triggered by the enrollment of the first patient on a RGN-259 clinical trial conducted by ReGenTree should fund our planned operations well into 2016. This estimate does not include receipt of any funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Net Cash Used in Operating Activities. Net cash used in operating activities was $1,704,000 and $782,000 for the years ended December 31, 2014 and 2013, respectively. Our reported net loss for the year ended December 31, 2014 was $2,754,000, which included $302,000 in non-cash expenses as well as an unrealized loss of $1,015,000 as a result of the increase in valuation of our convertible debt derivative component. In 2014 we also experienced a net decrease in accounts payable and accrued expenses of $207,000 and well as an increase in prepaid expenses of $60,000. For 2013 we reported a net loss of $671,000 which included $148,000 of non-cash expenses as well as a decrease in accounts payable and accrued expenses of $88,000 off set by a decrease of $177,000 in grants receivable. Our net loss for 2013 was also positively impacted by $344,000 of unrealized gain recorded in 2013 as a result of the decrease in valuation of our convertible debt derivative component.

Net Cash Used in Investing Activities. Net cash used in investing activities for 2014 was $13,000 representing the upgrade of our network server. Net cash used in investing activities in 2013 was $0.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $2,555,000 and $646,000 for the years ended December 31, 2014 and 2013, respectively. In 2014 the cash provided by financing activities consisted of the proceeds from the sale of common stock to G-treeBNT in March ($1,500,000) and August ($1,000,000) and $55,000 from the sale of convertible debt offerings as discussed in Note 7 to our financial statements included in this report. In 2013 the cash provided by financing activities consisted of the proceeds from the sale of convertible debt offerings as discussed in Note 7 to our financial statements included in this report.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, RegeneRx has active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making significant progress in each territory and are prepared to initiate their clinical trials programs this year. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for the ophthalmic trials are relatively fast, as opposed to most other clinical efforts, so data should be forthcoming in months, not years, after patients begin enrollment. We, therefore, should be able to maintain our existing operations at the current level while we await results from these trials and continue to seek additional partnership opportunities.

We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tβ4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until the results are obtained from the current ophthalmic clinical trials before moving into the EU with RGN-259. If successful, this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

Our current cash, together with the payments we expect to receive under our recent joint venture total approximately $1.8 million. Based on our preliminary operating budget, we believe we have funds to last into the second quarter of 2016. This estimate does not include receipt of any funds from grants, new partnerships or the raising of additional capital if the market climate warrants.

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings in addition to a series of five convertible debt placements from October 2012 to January 2014. In March 2014 we entered into a strategic transaction with G-treeBNT which includes the purchase of approximately 19.6 million shares of common stock by G-treeBNT in two tranches, G-treeBNT is now our second largest stockholder. Our largest stockholder group, which we refer to as Sigma-Tau, has historically provided significant equity capital to us, including $200,000 pursuant to the convertible debt placement in October 2012 and $150,000 pursuant to the convertible debt placement in September 2013.

On January 28, 2015, we announced that we entered into a Joint Venture ReGenTree, jointly owned by us and G-treeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States. G-treeBNT will be responsible for funding product development and commercialization efforts, and hold a majority interest, of ReGenTree. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We will receive a total of $1 million in two tranches under the terms of the License Agreement: (i) within forty-five business days after closing and (ii) within forty-five business days after enrollment of the first patient in an ophthalmic trial in the U.S. In March 2015, we received the first of the two $500,000 payments under the license agreement. This amount, plus our current cash, coupled with the second $500,000 payment that will be triggered by the enrollment of the first patient on a RGN-259 clinical trial conducted by ReGenTree should fund our planned operations well into 2016. This estimate does not include receipt of any funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Licensing Agreements

As noted above, we have entered into two strategic agreements with G-treeBNT. G-treeBNT licensed the development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan) while also licensing the development and commercialization rights for RGN-137 in the U.S. Most recently we entered into a joint venture and licensing agreement with G-treeBNT that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratitis in the United States. The license agreements provide for the opportunity for us to receive milestone payments upon specified commercial events and royalty payments in connection with any commercial sales of the licensed products in the respective territories. However, there are no assurances that we will be able to attain any such milestones or generate any such royalty payments under the agreements.

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

Government Grants

We have and continue to pursue government funding for both RGN-259 as well as RGN-352.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of December 31, 2014, we had $844,000 of cash and cash equivalents. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of December 31, 2014, the change in fair value of our financial instruments would not have been material.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2014, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer, in his capacity of principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer in his capacity of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

Our Chief Financial Officer, Mr. Dane Saglio, resigned effective October 31, 2014. Mr. Saglio continues to provide services to the Company as a consultant, but our Chief Executive Officer is filling the role of Chief Financial Officer until a full time successor to Mr. Saglio is appointed.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth as of March 15, 2015 the name, age and position of each person who serves as an executive officer or director of our company. There are no family relationships among any of our executive officers or directors, with the exception that Mr. Finkelstein is the first cousin of Dr. Goldstein’s wife.

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

Name	Age	Position
Executive Officers:
Mr. J.J. Finkelstein	63	President, Chief Executive Officer and Director

Directors:
Dr. Allan L. Goldstein	77	Founder, Chairman of the Board and Chief Scientific Advisor
Mr. R. Don Elsey	61	Director
Mr. Joseph C. McNay	81	Director
Mr. Mauro Bove	60	Director

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

Dr. Goldstein has served as the Chairman of our Board of Directors and our Chief Scientific Advisor since he founded our company in 1982. Dr. Goldstein is Emeritus Professor & former Chairman of the Department of Biochemistry and Molecular Medicine at the George Washington University School of Medicine and Health Sciences. Dr. Goldstein is a recognized expert in the field of immunology and protein chemistry, having authored over 435 scientific articles in professional journals. He is also the inventor on over 25 issued and/or pending patents in biochemistry, immunology, cardiology, cancer and wound healing. Dr. Goldstein discovered several important compounds, including Ta1, which is marketed worldwide, and Tb4, which is the basis for RegeneRx’s clinical program. Dr. Goldstein served on the Board of Trustees of the Sabin Vaccine Institute from 2000 to 2012 and on the Board of Directors of the Richard B. and Lynne V. Cheney Cardiovascular Institute from 2006 to 2012. Dr. Goldstein has also done pioneering work in the area of medical education, developing distance learning programs for the internet entitled “Frontiers in Medicine,” a medical education series that Dr. Goldstein developed. The Board believes that Dr. Goldstein’s scientific expertise, industry background and prior experience as our founder all position him to make an effective contribution to the medical and scientific understanding of the Board, which the committee believes to be particularly important as we continue our Tb4 development efforts.

Mr. Elsey has served as a member of our Board of Directors since September 2010. Currently Mr. Elsey serves as CFO of Senseonics, Inc a medical device company focused on continuous glucose monitoring. From May 2014 until February 2015 Mr. Elsey served as chief financial officer of Regado Biosciences, a public, late-stage clinical development biopharmaceutical company. From December 2012 to February 2014 Mr. Elsey served as chief financial officer of LifeCell, Inc., a privately held regenerative medicine company. From June 2005 to December 2012, he served in numerous finance capacities, most recently as senior vice president and chief financial officer, at Emergent BioSolutions Inc., a publicly held biopharmaceutical company. He served as the director of finance and administration at IGEN International, Inc., a publicly held biotechnology company, and its successor BioVeris Corporation, from April 2000 to June 2005. Prior to joining IGEN, Mr. Elsey served as director of finance at Applera, a genomics and sequencing company, and in several finance positions at International Business Machines, Inc. He received an M.B.A. in finance and a B.A. in economics from Michigan State University. Mr. Elsey is a certified management accountant. The Board believes that Mr. Elsey’s experience as chief financial officer of a public company is particularly valuable to our business in that it positions him to contribute to our board’s and audit committee’s understanding of financial matters.

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

Mr. Bove has served as a member of our Board of Directors since 2004 and has more than 30 years of business and management experience within the pharmaceutical industry. Mr. Bove is currently serving as a Business Development consultant to emerging pharmaceutical companies in Asia, including Lee’s Pharmaceuticals after leading for more than 20 years Corporate & Business Development of Sigma-Tau Finanziaria S.p.A., the holding company of Sigma-Tau Group, a leading international pharmaceutical company (Sigma-Tau Finanziaria S.p.A. and its affiliates are collectively our largest stockholder). Mr. Bove, who resigned this role with Sigma-Tau on March 31, 2014, has also held a number of senior positions in business, licensing and corporate development within Sigma-Tau Group. Mr. Bove obtained his law degree at the University of Parma, Italy, in 1980. In 1985, he attended the Academy of American and International Laws at the International and Comparative Law Center, Dallas, Texas. The Board believes that Mr. Bove’s extensive business and management experience within the pharmaceutical industry allows him to recognize and advise the Board with respect to recent industry developments.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations of our directors and officers that no other reports were required, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except for (i) late filings of Forms 4 by Mr. JJ Finkelstein and Mr. Mauro Bove, which were due October 1, 2014 in each case in relation to the extension of the expiration date of convertible promissory notes, and (ii) Forms 3 and 4 of G-treeBNT, Ltd., which have not been filed.

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

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Messrs. McNay and Elsey. Mr. McNay serves as chairman of the audit committee.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows, for the fiscal years ended December 31, 2014 and 2013, compensation awarded to or paid to, or earned by, our chief executive officer and chief financial officer who were our only named executive officers for fiscal 2014. For purposes of this report, we sometimes refer to our chief executive officer and chief financial officers as our named executive officers.

Of note, our annual rates of compensation for our named executive officer and all employees were reduced effective December 1, 2011. Beginning in January 2012, all employees became part-time hourly employees with reduced work schedules. Additionally, in January 2012, we discontinued providing employee health benefits and company-sponsored 401(k) matching contributions. The 2013 salary stated below reflect the reduced work schedules and hourly pay status of our chief executive officer. On April 16, 2014 we entered into a new employment agreement with Mr. Finkelstein under which Mr. Finkelstein’s annual salary was set at $125,000 annually. Also on April 16, 2014, we entered into an employment agreement with Mr. Dane Saglio to serve as our Chief Financial Officer; Mr. Saglio ceased being the Company’s Chief Financial Officer on November 1, 2014.

				Option	All Other
		Salary(1)	Bonus	Awards(2)	Compensation(3)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

J.J. Finkelstein, President and	2014	110,813	—	71,630	3,360	185,803
Chief Executive Officer	2013	65,000	—	—	—	65,000
Dane Saglio, Chief Financial Officer (4)	2014	72,492	—	60,169	58,500	191,161
	2013	-	—	—	57,500	57,500

(1)	2013 reflects reduced work schedule and hourly compensation.

(2)	The 2014 amount reflect the aggregate total grant date fair values (computed in accordance with FASB ASC Topic 718 or ASC Topic 505) of options granted to the executives during 2014.

(3)	The 2014 amount reflects payment of life insurance premiums for Mr. Finkelstein in the amount of 3,360 and payments to Mr. Saglio in return for consulting services in 2013 and 2014.

(4)	Mr. Saglio served as Chief Financial Officer from April 16, 2014 to November 1, 2014.

Employment Agreements; Potential Payments Upon Termination or Change in Control

Employment Agreement with Mr. Finkelstein

We entered into an employment agreement with Mr. Finkelstein on April 16, 2014 for him to serve as our president and chief executive officer. Mr. Finkelstein’s employment agreement has an initial three-year term, which is automatically renewed for additional one-year periods unless either we or Mr. Finkelstein elect not to renew it. Mr. Finkelstein’s annual base salary is $125,000. Mr. Finkelstein’s salary may not be adjusted downward without his written consent, except in a circumstance which is part of a general reduction or other concessionary arrangement affecting all employees or affecting senior executive officers. Mr. Finkelstein is also eligible to receive an annual bonus in an amount established by the Board and is entitled to participate in and receive all standard employee benefits and to participate in all of our applicable incentive plans, including stock option, stock, bonus, savings and retirement plans. We also provide him with $1 million in life insurance.

Mr. Finkelstein is eligible to receive options to purchase common stock under our equity incentive plans. The decision to grant any such options and the terms of such options are within the discretion of our Board or the compensation committee thereof. All vested options are exercisable for a period of time following any termination of Mr. Finkelstein’s employment as may be set forth in the applicable benefit plan or in any option agreement between Mr. Finkelstein and us.

In the event that Mr. Finkelstein’s employment is terminated by us without “cause” or by Mr. Finkelstein for “good reason,” each as defined in his employment agreement, subject to Mr. Finkelstein’s entering into and not revoking a release of claims in a form acceptable to us, Mr. Finkelstein will be entitled to receive (i) a lump sum payment in an amount equal to one-half of his then annual base salary if within the first anniversary date of this Agreement; or (ii) a lump sum payment in an amount equal to three-fourths of his then annual base salary if within the first anniversary date and second anniversary date of this Agreement; or (iii) a lump sum payment in an amount equal to his then annual base salary if any time after the second anniversary date of this Agreement, less all federal and state withholdings. In the event of a “change in control,” as defined in his employment agreement and Mr. Finkelstein is involuntarily terminated within 12 months after a change in control event or within 12 months after a change in control event he resigns his employment for “good reason”, then the Company shall (i) pay Mr. Finkelstein, in a lump sum cash payment, an amount equal to his annual base salary in effect on the date of his termination from employment, less any applicable federal and state taxes and withholdings. In addition, in each instance Mr. Finkelstein would also be eligible to receive (i) any earned bonus and accrued vacation pay, and (ii) to the extent that he is eligible for and participates in a Company sponsored health insurance plan the Company shall pay or reimburse Executive for the amount of any insurance premiums for a twelve-month period, but these payments shall be limited to the amount of the premiums being paid by the Company for Executive’s coverage or the amount being reimbursed for insurance premiums immediately prior to the date of his termination from employment.

In addition, if Mr. Finkelstein’s employment is terminated without “cause,” or if there is a “change in control” event, in each case as defined in either the applicable benefit plan or in Mr. Finkelstein’s employment agreement, then the unvested portion of Mr. Finkelstein’s outstanding options would accelerate in full.

Employment Agreement with Mr. Saglio

We entered into an employment agreement with Mr. Saglio on April 16, 2014 upon hiring him to serve as our Chief Financial Officer, which employment agreement was terminated on October 31, 2014 when Mr. Saglio ended his service as Chief Financial Officer. Mr. Saglio is currently serving the Company as a consultant without a formal agreement.

Mr. Saglio’s employment agreement had an initial three-year term and an annual base salary of $120,000. Mr. Saglio was also eligible to receive an annual bonus in an amount established by the Board and was entitled to participate in and receive all standard employee benefits and to participate in all of our applicable incentive plans, including stock option, stock, bonus, savings and retirement plans. Mr. Saglio was further eligible to receive options to purchase common stock under our equity incentive plans. The decision to grant any such options and the terms of such options are within the discretion of our Board or the compensation committee thereof. All vested options are exercisable for a period of time following any termination of Mr. Saglio’s service to the Company as may be set forth in the applicable benefit plan or in any option agreement between Mr. Saglio and us.

Following Mr. Saglio’s resignation, he is no longer eligible compensation upon a termination of this employment with the Company or a “change in control.”

Outstanding Equity Awards at December 31, 2014

The following table shows certain information regarding outstanding equity awards at December 31, 2014 for the named executive officer, all of which were stock options granted under our Amended and Restated 2000 Stock Option and Incentive Plan or our 2010 Equity Incentive Plan.

	Number of
	Shares	Number of Shares
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options (#)	Options (#)	Exercise Price	Option
Name	Exercisable	Unexercisable	($)	Expiration Date	Note

Mr. Finkelstein	100,000	—	3.21	4/1/2015
	125,000	—	1.15	4/15/2015
	114,748	—	0.57	4/10/2019
	125,000	—	0.76	10/11/2016
	125,000	—	0.27	07/14/2017
	93,750	31,250	0.22	8/3/2018	(1)
	80,135	—	0.16	12/12/2018
	250,000	250,000	0.14	1/24/2019	(1)
	35,000	—	0.16	4/4/2019
	125,000	375,000	0.21	3/25/2021	(2)
Mr. Saglio	31,250	—	0.16	12/12/2018
	150,000	—	0.14	2/21/2019
	100,000	—	0.15	9/21/2019
	105,000	315,000	0.21	3/25/2021	(2)

(1)	This option vests in equal installments on the first four anniversaries of the grant date. In each case these options were granted seven years prior to the listed expiration dates.

(2)	This option vests in equal installments upon grant and on the first three anniversaries of the grant date. In each case these options were granted seven years prior to the listed expiration dates. Mr. Saglio continues to vest in this award as part of his compensation for his services as a consultant.

Post-Employment Compensation

We do not maintain any plans providing for payment or other benefits at, following, or in connection with retirement other than a 401(k) plan which was available to all employees through 2011. The Company did not make any plan contributions in 2013 or 2014. In addition, we do not maintain any non-qualified deferred compensation plans.

Director Compensation

The following table sets forth certain information for the fiscal year ended December 31, 2014 with respect to the compensation of our directors. Mr. Finkelstein’s compensation is disclosed in the Summary Compensation Table above, and he does not receive any additional compensation for his service as a director. Dr. Goldstein is an employee of our company and his compensation as an employee is set forth in the table below. He does not receive any additional compensation for his service as a director.

The Company had in effect a non-employee director compensation policy which was suspended in November 2011 by our Board of Directors elected to help the company preserve capital and consistent with this certain fees accrued in 2011 were forfeited and no retainer or meeting fees were paid to non-employee directors in 2013 or 2014.

In March 2014, in view of the Board’s November 2011 decision to temporarily cease paying cash compensation to non-employee directors for Board and committee service, the Board elected to make director option grants to all directors to compensate them for serving during 2013 and 2014. Each director was granted a stock option to purchase a specific number of shares of common stock at an exercise price of $0.21 per share, which vests in four segments pursuant to each director’s continued service. This option grant was the only compensation received by non-employee directors in 2013 and 2014.

We also reimburse directors for expenses incurred in attending meetings of the board and other events attended on our behalf and at our request.

Director Compensation for Fiscal 2014

	Fees Earned
	or Paid	Option	All Other
	in Cash	Awards	Compensation	Total
Name	($)(1)	($)	($)	($)

Allan Goldstein, Ph.D.	—	64,467	62,577 (2)	127,044
R. Don Elsey	—	17,191	—	17,191
Joseph McNay	—	17,191	—	17,191
Mauro Bove	—	21,489	—	21,489

(1)	As described above, during 2011, our Board of Directors elected to cease paying cash compensation to non-employee directors to help the company preserve capital.

Options held by each Board member as of December 31, 2014, are as follows:

Allan Goldstein, Ph.D.	1,384,077
R. Don Elsey	230,000
Joseph McNay	323,024
Mauro Bove	352,155

(2)	In addition to being Chairman of our Board of Directors, Dr. Goldstein also serves as our Chief Scientific Advisor. In this capacity, Dr. Goldstein received cash compensation of 62,577 in 2014. In 2014 Dr. Goldstein was also granted options to purchase 450,000 shares of common stock.

We entered into an employment agreement with Mr. Goldstein on April 16, 2014 for him to serve as our chief science officer. Mr. Goldstein’s employment agreement has an initial three-year term, which is automatically renewed for additional one-year periods unless either we or Mr. Goldstein elect not to renew it. Mr. Goldstein’s annual base salary is $75,000. Mr. Goldstein’s salary may not be adjusted downward without his written consent, except in a circumstance which is part of a general reduction or other concessionary arrangement affecting all employees or affecting senior executive officers. Mr. Finkelstein is also eligible to receive an annual bonus in an amount established by the Board and is entitled to participate in and receive all standard employee benefits and to participate in all of our applicable incentive plans, including stock option, stock, bonus, savings and retirement plans.

Mr. Goldstein is eligible to receive options to purchase common stock under our equity incentive plans. The decision to grant any such options and the terms of such options are within the discretion of our Board or the compensation committee thereof. All vested options are exercisable for a period of time following any termination of Mr. Goldstein’s employment as may be set forth in the applicable benefit plan or in any option agreement between Mr. Goldstein and us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of March 15, 2015 by (i) each director; (ii) each named executive officer; (iii) all currently serving executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. The address for all directors and executive officers is c/o RegeneRx Biopharmaceuticals, Inc., 15245 Shady Grove Road, Suite 470, Rockville, MD 20850.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares		Percent of Total

5% Stockholders:

Entities affiliated with Sigma-Tau Finanziaria, S.p.A. Via Sudafrica, 20, Rome, Italy 00144	35,585,418	(2)	33.3%

G-treeBNT, Co., Ltd. 22nd FL, Parkview Tower, 248 Jungjail-ro, Bundang-gu, Seongnam-si, Gyeonggi-do 463-863, Republic of Korea	19,583,333	(3)	19.3%

Named Executive Officers and Other Directors:

J.J. Finkelstein	3,004,604	(4)	2.9%
Dane Saglio	491,250	(5)	*
Allan L. Goldstein	3,429,153	(6)	3.3%
R. Don Elsey	253,333	(9)	*
Joseph C. McNay	5,752,135	(7)	5.4%
Mauro Bove	277,155	(8)	*

All directors and currently serving executive officers as a group (6 persons)	13,207,631	(10)	11.9%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 101,316,580 shares of common stock outstanding on March 15, 2015, adjusted as required by rules promulgated by the Securities and Exchange Commission (the “SEC”).

(2)	Consists of 984,615 shares of common stock held of record held by Sigma-Tau Finanziaria, S.p.A. (“Sigma-Tau”); 12,937,111 shares of common stock held of record and 370,370 shares of common stock issuable upon exercise of warrants held by Defiante Farmaceutica S.A. (“Defiante”), a subsidiary of Sigma-Tau, that are exercisable within 60 days of March 15, 2015; 6,348,878 shares of common stock held of record and 518,518 shares of common stock issuable upon exercise of warrants held by Taufin International S.A. (“Taufin”), an entity wholly owned by Taufin SPA, which is owned directly by the estate of Claudio Cavazza, who directly and indirectly owns 57% of Sigma-Tau, that are exercisable within 60 days of March 15, 2015; and 9,711,407 shares of common stock held of record, 3,833,333 shares of common stock issuable upon conversion of a convertible promissory note and 881,186 shares of common stock issuable upon exercise of warrants held by Sinaf S.A. (“Sinaf”), an indirect wholly-owned subsidiary of Aptafin S.p.A., which is owned by Paolo Cavazza and members of his family, that are exercisable within 60 days of March 15, 2015. Paolo Cavazza directly and indirectly owns 38% of Sigma-Tau.

(3)	Consists of 19,583,333 shares of common stock held of record by G-treeBNT which were acquired in two equity purchases in March 2014 and August 2014.

(4)	Consists of 1,377,638 shares of common stock held of record by Mr. Finkelstein, 1,423,633 shares of common stock issuable upon exercise of options, 20,000 shares of common stock issuable upon exercise of warrants and 183,333 shares of common stock issuable upon conversion of a convertible promissory note, in each case exercisable within 60 days of March 15, 2015.

(5)	Consists of 491,250 shares of common stock issuable upon exercise of options exercisable within 60 days of March 15, 2015.

(6)	Consists of 1,056,743 shares of common stock held of record by Dr. Goldstein, 1,166,667 shares of common stock issuable upon conversion of a convertible promissory note, 1,159,077 shares of common stock issuable upon exercise of options and 46,666 shares of common stock issuable upon exercise of warrants, in each case exercisable within 60 days of March 15, 201.

(7)	Consists of 1,339,111 shares of common stock held of record by Mr. McNay, 4,083,333 shares of common stock issuable upon conversion of a convertible promissory note, 263,024 shares of common stock issuable upon exercise of options and 66,667 shares of common stock issuable upon exercise of warrants, in each case exercisable within 60 days of March 15, 2015.

(8)	Consists of 277,155 shares of common stock issuable upon exercise of options exercisable within 60 days of March 15, 2015. Mr. Bove was an officer of Sigma-Tau, but he had no beneficial ownership over the reported securities as he has no voting or dispositive power with respect to the securities held by Sigma-Tau and its affiliates described in footnote 2 above.

(9)	Consists of 170,000 shares of common stock issuable upon exercise of options and 83,333 shares of common stock issuable upon conversion of a convertible promissory note, in each case exercisable within 60 days of March 15, 2015.
(10)	Consists of 3,773,492 shares of common stock held of record, 5,516,667 shares of common stock issuable upon conversion of convertible promissory notes, 3,784,139 shares of common stock issuable upon exercise of options and 133,333 shares of common stock issuable upon exercise of warrants, in each case exercisable within 60 days of March 15, 2015.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 about the securities authorized for issuance to our employees, directors and other eligible participants under our equity compensation plans, consisting of the Amended and Restated 2000 Stock Option and Incentive Plan and the 2010 Equity Incentive Plan.

Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon exercise	Weighted-average exercise	equity compensation plans
	of outstanding options,	price of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	6,263,711	$0.58	3,273,029

Equity compensation plans not approved by security holders	—	—	—

Total	6,263,711	$0.58	3,273,029

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Described below are transactions and series of similar transactions that have occurred during fiscal 2014 to which we were a party or are a party in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	a director, executive officer, beneficial owner of more than five percent of any class of our voting securities or any member of their immediate family had or will have a direct or indirect material interest.

Private Placement of Convertible Notes-October 2012

On October 19, 2012, we issued Sinaf a convertible promissory note for $200,000 and a warrant to purchase 266,667 shares at a purchase price of $0.15 per share. Additionally, the convertible promissory note is convertible into 1,333,333 shares of common stock at $0.15 cents per share. The notes issued in October 2012 were originally to mature after twenty-four (24) months from issuance. In order to conserve the Company’s capital, in October 2014 the holders agreed to extend the maturity date to October 19, 2017, all other terms were unchanged.

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

U.S. Joint Venture

On January 28, 2015, we announced that we had entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with G-treeBNT Co., Ltd., a Korean pharma company (“G-treeBNT”). The Joint Venture Agreement provides for the creation of an entity (the “Joint Venture” or “ReGenTree”), jointly owned by us and G-treeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States. G-treeBNT will be responsible for funding product development and commercialization efforts, and hold a majority interest, of ReGenTree. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We will receive a total of $1 million in two tranches under the terms of the License Agreement: (i) within forty-five business days after closing and (ii) within forty-five business days after enrollment of the first patient in an ophthalmic trial in the U.S. We are also entitled to royalties as a percentage of net of sales ranging from the mid-single digits to the low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. The Company RegeneRx retains a significant control over major decisions within ReGenTree, such as commercialization strategy, mergers, acquisitions, etc.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his family members, and our company, our senior management and our independent auditors, our board has determined that the following three directors are independent directors within the meaning of the applicable NYSE Amex listing standards: Mr. Elsey, Mr. Bove and Mr. McNay. In making this determination, the board found that none of these directors had a material or other disqualifying relationship with us. Mr. Finkelstein, our President and Chief Executive Officer, and Dr. Goldstein our Chief Scientific Advisor, are not independent by virtue of their employment with us.

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

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2014 and 2013 by our independent registered public accounting firm CohnReznick LLP. All such fees described below were approved by the audit committee.

	2014	2013
Audit fees	$71,000	$64,500
Tax fees (1)	—	—
Total Fees	$71,000	$64,500

(1)	Tax fees include the preparation of our corporate federal and state income tax returns.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.		Description of Exhibit	Reference*

3.1		Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2		Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3		Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4		Certificate of Amendment of Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5		Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6		Amended and Restated Bylaws	Exhibit 3.4 to Quarterly Report on Form 10-Q (File No. 001-15070) for the quarter ended June 30, 2006 (filed August 14, 2006)

3.7		Amendment to Amended and Restated Bylaws	Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1		Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2		Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3		Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4		Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5		Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6		Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.1	^	Amended and Restated 2000 Stock Option and Incentive Plan, as amended	Annex A to the Company’s Proxy Statement on Schedule 14A (File No. 001-15070) (filed May 9, 2008)

10.2	^	2010 Equity Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.3		Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.4		Patent License Agreement — Exclusive, dated January 24, 2001, between the Company and the U.S. Public Health Service	Exhibit B to Exhibit 10.1 to Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-15070) (filed January 16, 2013)

10.5		Thymosin Beta 4 License and Supply Agreement, dated January 21, 2004, between the Company and Defiante Farmaceutica S.A.	Exhibit 10.10 to Registration Statement on Form SB-2 (File No. 333-113417) (filed March 9, 2004)**

10.6	^	Second Amended and Restated Employment Agreement, dated March 11, 2009, between the Company and Allan L. Goldstein, as amended	Exhibit 10.4 to Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 30, 2009)

10.7	^	Second Amended and Restated Employment Agreement, dated March 12, 2009, between the Company and J.J. Finkelstein, as amended	Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 15, 2009)

10.8	^	Second Amendment to the Amended and Restated Employment Agreement between the Company and J.J. Finkelstein, dated December 1, 2011.	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed December 6, 2011)

10.9	^	Second Amendment to the Amended and Restated Employment Agreement between the Company and Allan L. Goldstein, dated December 1, 2011.	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed December 6, 2011)

10.10	^	Letter Agreement between the Company and J.J. Finkelstein, dated January 1, 2012.	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.11	^	Letter Agreement between the Company and Allan L. Goldstein, dated January 1, 2012.	Exhibit 10.5 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.12	^	Change in Control Agreement between the Company and J.J. Finkelstein, dated January 1, 2012.	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.13	^	Change in Control Agreement between the Company and Allan L. Goldstein, dated January 1, 2012.	Exhibit 10.6 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.14		Lease, by and between the Company and The Realty Associates Fund V, L.P., dated December 10, 2009	Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15070) (filed March 31, 2010)

10.15		Form of Warrant to Purchase Common Stock dated April 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 16, 2009)

10.16		Form of Common Stock Purchase Warrant, dated October 5, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 30, 2009)

10.17		Form of Warrant, dated October 15, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 5, 2009)

10.18		Representative’s Warrant to Purchase Common Stock, dated May 21, 2010	Exhibit 4.3 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

10.19		Registration Rights Agreement, dated January 4, 2011	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.20		Warrant to Purchase Common Stock, dated January 7, 2011, issued to Lincoln Park Capital	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.21		Form of Warrant to Purchase Common Stock, dated January 7, 2011, issued to the Sigma-Tau Purchasers	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.22	^	Letter Agreement between the Company and J.J. Finkelstein, dated April 3, 2012	Exhibit 10.3 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.23	^	Letter Agreement between the Company and Allan L. Goldstein, dated April 3, 2012	Exhibit 10.7 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.24	^	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated April 3, 2012	Exhibit 10.8 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.25	^	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated April 3, 2012	Exhibit 10.10 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.26	^	Letter Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Exhibit 10.2 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.27	^	Letter Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Exhibit 10.6 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.28	^	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Exhibit 10.8 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.29	^	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Exhibit 10.12 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.30		Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.31		Form of Warrant	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.32		Convertible Note and Warrant Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.33	^	Letter Agreement between the Company and J.J. Finkelstein, dated January 2, 2013	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 8, 2013)

10.34	^	Letter Agreement between the Company and Allan L. Goldstein, dated January 2, 2013	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 8, 2013)

10.35		License Agreement with Lee’s Pharmaceutical (HK) Limited	Exhibit 10.1 to Amendment No. 1 to Form 10-Q (File No. 001-15070) for the quarter ended September 30, 2012 (filed January 16, 2013)**

10.36		Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.37		Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.38		Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.39		Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.40	^	Letter Agreement between the Company and J.J. Finkelstein, dated July 5, 2013	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.41	^	Letter Agreement between the Company and Allan L. Goldstein, dated July 5, 2013	Exhibit 10.4 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.42		Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.43		Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.44		Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.45		Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.46	^	Letter Agreement between the Company and J.J. Finkelstein, dated January 7, 2014	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.47		Letter Agreement between the Company and Allan L. Goldstein, dated January 7, 2014	Exhibit 10.3 to Quarterly Report on Form10-Q (File No. 001-15070) (filed January 9, 2014)

10.47		Securities Purchase Agreement	Exhibit 10.5 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)

10.48		License Agreement RGN-259 dated March 7, 2014 with G-treeBNT (formerly Digital Aria)	Exhibit 10.6 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)**

10.49		License Agreement RGN-137 dated March 7, 2014 with G-treeBNT (formerly Digital Aria)	Exhibit 10.7 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)**

10.50	^	Executive Employment Agreement between the Company and J.J. Finkelstein dated April 16, 2014	Exhibit 10.1 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.51	^	Executive Employment Agreement between the Company and Allan L. Goldstein dated April 16, 2014	Exhibit 10.2 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.52	^	Executive Employment Agreement between the Company and Dane Saglio dated April 16, 2014	Exhibit 10.3 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.53		Form of First Amendment to Promissory Note dated October 3, 2014	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 9, 2014)

23.1		Consent of CohnReznick LLP	Filed herewith

24.1		Powers of Attorney	Included on signature page

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith***

101		The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2013 and 2012; (ii) Statements of Operations for the years ended December 31, 2013 and 2012; (iii) Statements of Cash Flows for the years ended December 31, 2013 and 2012; and (iv) Notes to Financial Statements.	Filed herewith

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

**	The registrant has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Securities and Exchange Commission.

***	This certification is being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

^	Compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc. (Registrant)
Date: March 31, 2015	By:	/s/ J.J. Finkelstein
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

Name	Title	Date

/s/ Allan L. Goldstein Allan L. Goldstein	Chairman of the Board, Chief Scientific Advisor, and Director	March 31, 2015

/s/ J.J. Finkelstein J.J. Finkelstein	President, Chief Executive Officer, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 31, 2015

/s/ R. Don Elsey R. Don Elsey	Director	March 31, 2015

/s/ Joseph C. McNay Joseph C. McNay	Director	March 31, 2015

/s/ Mauro Bove Mauro Bove	Director	March 31, 2015

RegeneRx Biopharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of RegeneRx Biopharmaceuticals, Inc.

We have audited the accompanying balance sheets of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. RegeneRx Biopharmaceuticals, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United Stated of America.

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

/s/ CohnReznick LLP

Vienna, Virginia

March 31, 2015

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	December 31,
	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$844,043	$6,306
Prepaid expenses and other current assets	86,525	26,299
Total current assets	930,568	32,605
Property and equipment, net of accumulated depreciation of $85,392 and $121,727	12,871	4,373
Other assets	5,752	5,752
Total assets	$949,191	$42,730

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$232,610	$577,211
Accrued expenses	177,009	39,049
Total current liabilities	409,619	616,260

Long-Term liabilities
Unearned revenue	400,000	400,000
Convertible promisory note, net of discount of $0 and $10,854	300,000	289,146
Convertible promisory notes, net of derivative liability	266,021	143,399
Fair value of derivative liability	1,285,170	215,334
Total liabilities	2,660,810	1,664,139

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 101,316,580 and 81,733,247 issued and outstanding	101,317	81,733
Additional paid-in capital	97,991,419	95,347,571
Accumulated deficit	(99,804,355)	(97,050,713)
Total stockholders' deficit	(1,711,619)	(1,621,409)
Total liabilities and stockholders' deficit	$949,191	$42,730

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

	Years ended December 31,
	2014	2013

Sponsored research revenue	$-	$29,484

Operating expenses
Research and development	367,275	188,643
General and administrative	1,188,211	755,092
Total operating expenses	1,555,486	943,735
Loss from operations	(1,555,486)	(914,251)
Interest and other income	153	16
Interest expense	(183,473)	(100,941)
Change in fair value of derivative liability	(1,014,836)	343,833
Net loss	$(2,753,642)	$(671,343)

Basic and diluted net loss per common share	$(0.03)	$(0.01)
Weighted average number of common shares outstanding	93,186,443	81,733,247

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Changes in Stockholders' Deficit

Years ended December 31, 2014 and 2013

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2012	81,733,247	$81,733	$95,274,348	$(96,379,370)	$(1,023,289)
Share-based compensation expense	-	-	73,223	-	73,223
Net loss	-	-	-	(671,343)	(671,343)
Balance, December 31, 2013	81,733,247	$81,733	$95,347,571	$(97,050,713)	$(1,621,409)
Issuance of common stock to G-treeBNT	19,583,333	19,584	2,480,416	-	2,500,000
Share-based compensation expense	-	-	163,432	-	163,432
Net loss	-	-	-	(2,753,642)	(2,753,642)
Balance, December 31, 2014	101,316,580	$101,317	$97,991,419	$(99,804,355)	$(1,711,619)

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

	Years ended December 31,
	2014	2013

Operating activities:
Net loss	$(2,753,642)	$(671,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,823	4,999
Non-cash share-based compensation	163,432	73,223
Non-cash interest expense	133,476	70,114
Change in fair value of derivative liability	1,014,836	(343,833)
Changes in operating assets and liabilities:
Grant receivable	-	177,350
Prepaid expenses and other current assets	(60,226)	(4,057)
Other assets	-	-
Accounts payable	(344,602)	(59,891)
Accrued expenses	137,960	(28,161)
Unearned revenue	-	-
Net cash used in operating activities	(1,703,943)	(781,599)

Investing activities:
Purchase of property and equipment	(13,320)	-
Net cash used in investing activities	(13,320)	-

Financing activities:
Proceeds from sale of common stock and issuance of warrants	2,500,000	-
Net proceeds from issuance of debt	55,000	646,000
Net cash provided by financing activities	2,555,000	646,000

Net increase (decrease) in cash and cash equivalents	837,737	(135,599)

Cash and cash equivalents at beginning of year	6,306	141,905
Cash and cash equivalents at end of year	$844,043	$6,306

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Fair value of derivative liability	$55,000	$215,334

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2014

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

Management Plans to Address Operating Conditions.

On January 28, 2015, we announced that we had entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with G-treeBNT Co., Ltd., a Korean pharma company (“G-treeBNT”). The Joint Venture Agreement provides for the creation of an entity (the “Joint Venture” or “ReGenTree”), jointly owned by us and G-treeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratitis in the United States. G-treeBNT will be responsible for funding product development and commercialization efforts, and holds a majority interest of ReGenTree. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We will receive a total of $1 million in two tranches under the terms of the License Agreement: (i) within forty-five business days after closing and (ii) within forty-five business days after enrollment of the first patient in an ophthalmic trial in the U.S. We are also entitled to royalties as a percentage of net of sales ranging from the mid-single digits to the low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats and certain major decisions within ReGenTree, such as commercialization strategy, mergers, acquisitions, require unanimous consent of the board. On March 9, 2015, RegeneRx announced that its joint venture partner and licensee, G-treeBNT Co. Ltd., will receive $7.28 million USD to expand international development of its product candidate, RGN-259 (designated GBT-201). The $7.28 million will be used for development of RGN-259/GBT-201 for dry eye syndrome and neurotrophic keratopathy in the U.S. through the U.S. joint venture, ReGenTree, LLC.

Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making significant progress in each territory and are prepared to initiate their clinical trials programs this year. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for the ophthalmic trials are relatively fast, as opposed to most other clinical efforts, so data should be forthcoming in months, not years, after patients begin enrollment. We, therefore, should be able to maintain our existing operations at the current level while we await results from these trials and continue to seek additional partnership opportunities.

We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tβ4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until the results are obtained from the current ophthalmic clinical trials before moving into the EU with RGN-259. If successful, this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, either by obtaining grants to fund a Phase IIa clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

We have incurred net losses of $2,754,000 and $671,000 for the years ended December 31, 2014 and 2013, respectively. Since inception, and through December 31, 2014, we have an accumulated deficit of $100 million and we had cash and cash equivalents of $844,000 as of December 31, 2014. We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tβ4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible to advance development of our product candidates with multiple clinical trials starting in 2015. After extending the maturity date of our October 2012 Notes until October 2017, we will need substantial additional funds in order to significantly advance development of our unlicensed programs and to fund our operations significantly beyond twelve months. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our company or certain of our intellectual property rights.

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

Property and Equipment. Property and equipment consists of office furniture and equipment, and is stated at cost and depreciated over the estimated useful lives of the assets (generally two to five years) using the straight-line method. Expenditures for maintenance and repairs which do not significantly prolong the useful lives of the assets are charged to expense as incurred. Depreciation expense was $4,823 and $4,999 for the years ended December 31, 2014 and 2013, respectively.

Impairment of Long-lived Assets. When we record long-lived assets our policy is to regularly perform reviews to determine if and when the carrying value of our long-lived assets becomes impaired. During the years ended December 31, 2014 and 2013 no impairment losses were recorded.

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

We account for non-refundable grants as “Sponsored research revenues” in the accompanying statements of operations. Revenue from non-refundable grants is recognized when the following criteria are met; persuasive evidence of an arrangement exists, services have been rendered and the underlying costs incurred, the contract price is fixed or determinable, and collectability is reasonably assured. For the years ended December 31, 2014 we did not record any grant revenue and for the period ending December 31, 2013, all of our revenues were received from one NIH grant under which work was substantially completed in the quarter ending March 31, 2013.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. We recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2014 and 2013. We have significant net operating loss carryforwards to potentially reduce future federal and state taxable income, and research and experimentation tax credit carryforwards available to potentially offset future federal and state income taxes. Use of our net operating loss and research and experimentation credit carryforwards may be limited due to changes in our ownership as defined within Section 382 of the Internal Revenue Code.

Net Loss Per Common Share. Net loss per common share for the years ended December 31, 2014 and 2013, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 34,050,093 shares and 17,468,500 shares in 2014 and 2013, respectively, reserved for the exercise of outstanding options, warrants and convertible debt instruments.

Share-Based Compensation. We measure share-based compensation expense based on the grant date fair value of the awards which is then recognized over the period which service is required to be provided. We estimate the grant date fair value using the Black-Scholes option-pricing model (“Black-Scholes”). We recognized $163,432 and $73,223 in share-based compensation expense for the years ended December 31, 2014 and 2013, respectively.

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

At December 31, 2014 and 2013, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $844,000 and $6,000, respectively, using Level 1 inputs. Our December 31, 2014 balance sheet reflects qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued in March, July and September of 2013 and January 2014 (see Note 7). We evaluated the derivative liability embedded in the series of convertible notes to determine if an adjustment to the carrying value of the liability was required at December 31, 2014 using the following assumptions.

	March 2013	July 2013	Sept 2013	Jan 2014

Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate of return	1.10%	1.10%	1.10%	1.10%
Expected life in years	3.25	3.5	3.7	4
Volatility	102.9%	100.6%	98.7%	94.9%

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the year ended December 31, 2014, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at			Balance at
	December 31,	New	Change in	December 31,
	2013	Issuances	Fair Values	2014

Level 3 -
Derivative liabilities from:
Conversion features
March 2013	$75,000	$-	$337,500	$412,500
July 2013	33,334	-	150,000	183,334
September 2013	107,000	-	481,500	588,500
January 2014	-	55,000	45,836	100,836
Derivative instruments	$215,334	$55,000	$1,014,836	$1,285,170

4.	LICENSES, INTELLECTUAL PROPERTY, AND RELATED PARTY TRANSACTIONS

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

We have also entered into an agreement with a university under the terms of which we have received an exclusive license to technology and intellectual property.  The agreement, which is generally cancelable by us, provided for the payment of a license issue fee and/or minimum annual payments.  The initial license fee of $25,000 was paid in 2010 and no minimum fees were due for the year ended December 31, 2011. Beginning in 2012, minimum annual maintenance fees are $5,000 annually which was paid in 2012 but has not been paid for 2013 or 2014 as of the date of this report. In addition, the agreements provide for payments upon the achievement of certain milestones in product development.  The agreement also requires us to fund certain costs associated with the filing and prosecution of patent applications. In February 2013 this agreement was amended to include additional technology and intellectual property. The expanded license does not require payment of an initial license fee or additional annual maintenance fees but will be subject to payments upon the achievement of certain milestones for a product developed under the amended license of the additional technology and intellectual property.

All license fees are included in Research and Development in the accompanying statements of operations.

We have entered into a License and Supply Agreement (the “Agreement”) with Defiante Farmaceutica S.A. (“Defiante”) a Portuguese company that is a wholly owned subsidiary of Sigma-Tau, S.p.A., an international pharmaceutical company and an affiliate of Sigma-Tau Finanziaria S.p.A., who together with its affiliates comprise our largest stockholder group (the “Sigma-Tau Group”). This Agreement grants to Defiante the exclusive right to use Tb4 to conduct research and development activities in Europe. Under the Agreement, we will receive fees and royalty payments based on a percentage of specified sales of Tb4-related products by Defiante. The term of the Agreement continues until the later of the expiration of any patents developed under the Agreement, the expiration of marketing rights, or December 31, 2016. Defiante merged with Sigma-Tau Industrie Farmaceutiche Riunite S. P. A. in 2013

In 2012, we entered into a License Agreement (the “Agreement”) with Lee’s Pharmaceutical (HK) Limited, headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Under the License Agreement, we are eligible to receive milestone payments and royalties, ranging from low double digit to high single digit percentages of any commercial sales of the licensed products. Lee’s will pay for all developmental costs associated with each product candidate. We will provide Tβ4 to Lee’s at no charge for a Phase 2 ophthalmic clinical trial and will provide Tβ4 to Lee’s for all other developmental and clinical work at a price equal to our cost. We will also have the right to exclusively license any improvements made by Lee’s to RegeneRx’s products outside of the licensed territory. Lee’s paid us $200,000 upon signing of a term sheet in March 2012, and Lee’s paid us an additional $200,000 upon signing of the definitive license agreement. Lee’s is an affiliate of Sigma-Tau, which collectively with its affiliates is our largest stockholder. As of December 31, 2014 and 2013, we have unearned revenue totaling $400,000 pursuant to this Agreement.

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

5.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets are comprised of the following:

	December 31,
	2014	2013

Prepaid insurance	$50,779	$18,856
Prepaid and other	35,746	7,443
	$86,525	$26,299

Accrued expenses are comprised of the following:

	December 31,
	2014	2013

Accrued professional fees	$80,393	$1,792
Accrued license fees and other	2,954	3,000
Accrued compensation	9,838	430
Accrued interest on convertible notes	83,824	33,827
	$177,009	$39,049

6.	EMPLOYEE BENEFIT PLANS

In 2014 we did not offer any Company sponsored health or retirement plans.

7.	CONVERTIBLE NOTES

2012 Convertible Note

On October 19, 2012 we completed a private placement of convertible notes (the “2012 Notes”) raising an aggregate of $300,000 in gross proceeds. The 2012 Notes were originally scheduled to mature after twenty-four (24) months from issuance. The 2012 Notes bear interest at a rate of five percent (5%) per annum and are convertible into shares of our common stock at a conversion price of fifteen cents ($0.15) per share (subject to adjustment as described in the 2012 Notes) at any time prior to repayment, at the election of the Investors. In the aggregate, the 2012 Notes are convertible into up to 2,000,000 shares of our common stock excluding interest.

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

In connection with the issuance of the 2012 Notes we also issued warrants to each Investor. The warrants are exercisable for an aggregate of 400,000 shares of common stock with an exercise price of fifteen cents ($0.15) per share for a period of five years. The relative fair value of the warrants issued is $27,097, calculated using the Black-Scholes-Merton valuation model value of $0.07 with an expected and contractual life of 5 years, an assumed volatility of 74.36%, and a risk-free interest rate of 0.77%. The warrants were recorded as additional paid-in-capital and a discount on the 2012 Notes of $27,097. Non-cash interest expense related to the debt discount during the years ended December 31, 2014 and 2013 totaled $10,854 and $13,548, respectively.

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

In the fourth quarter of 2014, the Company amended the existing October 2012 convertible debt agreement with the lenders, solely to extend the due date of the principal and accrued unpaid until interest October 19, 2017.  No other terms of the original debt were amended or modified, and the lenders did not reduce the borrowed amount or change the interest rate of the debt.  The Company considered the restructuring a troubled debt restructuring as a result of the Company’s financial condition (see Note 1 discussion of “going concern”).  At the date of the amendment, all existing debt discounts and deferred financing fees were fully amortized and the amendment did not involve any additional fees paid to the lender or third parties; as such there was no gain recognized as a result of the amendment.

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

The investors in the offering included four directors of the Company, Mr. Finkelstein, Dr. Goldstein, Mr. McNay and L. Thompson Bowles, previously an outside director. The principal amounts of their respective July 2013 Notes are as set forth below:

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

The investors in the offering included an affiliate and three current and one prior directors of the Company. The principal amounts of the affiliate and directors respective September 2013 Notes are as set forth below:

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

The Investors in the offering included two current and one prior directors of the Company. The principal amounts of their respective Notes are as set forth below:

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

The outstanding balance of the derivative liability is as follows:

	December 31, 2014	December 31, 2013

March 2013 Notes	$412,500	$75,000

July 2013 Notes	183,334	33,334

September 2013 Notes	588,500	107,000

January 2014 notes	100,836	-
Total Fair value of derivative liability	$1,285,170	$215,334

The change in fair value of the derivative liability is as follows:

	For the twelve months ended
	December 31, 2014	December 31, 2013

March 2013 Notes	337,500	(150,000)

July 2013 Notes	150,000	(33,333)

September 2013 Notes	481,500	(160,500)

January 2014 notes	45,836	-

Total change in fair value of derivative	$1,014,836	$(343,833)

The company record interest expense and discount accretion as set forth below:

	For the twelve months ended
	December 31, 2014	December 31, 2013

2012 Notes	$25,854	$28,458

March 2013 Notes	56,250	42,442

July 2013 Notes	18,333	8,991

September 2013 Notes	69,550	20,960

January 2014 notes	13,486	-

Total interest expense	$183,473	$100,851

8.	STOCKHOLDERS’ EQUITY

Common Stock. On August 29, 2014, the Company received gross proceeds of $1,000,000 and pursuant to the warrant exercise issued 8,333,333 shares of common stock at $0.12 per share pursuant to the securities purchase and licensing agreements signed with G-treeBNT on March 7, 2014. Under the securities purchase agreement, G-treeBNT invested $1,350,000 for the issuance of 11,250,000 common shares at $0.12 per share and was required to invest an additional $1,000,000 at $0.12 per share on or before August 31, 2014. Under the terms of the security purchase agreement, G-treeBNT also has the right to make an optional investment to acquire an additional 5.5 million shares of common stock at $0.15 per share. Such optional investment right expired on January 31, 2015.

The licensing agreements for development and commercialization rights in certain territories to two of the Company’s product development candidates, RGN-259 and RGN-137, included upfront payments of $150,000.

In addition, G-treeBNT agreed to pay the Company milestone payments upon the achievement of certain commercial sales milestones, as well as with royalties on commercial sales. As the security purchase and licensing agreements were signed in contemplation of each other and the execution of performance under the securities purchase agreement was stipulated as a condition for the retention of the rights granted under the licensing agreements, the three agreements were treated as a multiple-elements arrangement. Following the closing of the agreements, the Company determined that the total consideration received under the three agreements, totaling $1,500,000, should be allocated to identifiable elements within this multiple-elements arrangement (1) the equity investment in the Company’s common shares, including the purchase option and (2) the licensed development and commercialization rights under the two licensing agreements. The optional investment right was considered an equity instrument reduced from the Company’s equity, and its fair value of approximately $725,000 was calculated using the Black Scholes option pricing model at the issuance of this right. As the common shares were issued at a discount to the then market price of the Company’s common stock of $0.20 on the date of closing, all of the proceeds received were absorbed by the allocation to the common shares and the optional investment right leaving no allocation of proceeds to the licensed rights

We did not issue any new shares of common stock in 2013.

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

Share-Based Compensation. We recognized $163,432 and $73,223 in stock-based compensation expense for the years ended December 31, 2014 and 2013, respectively. Given our current estimates of future forfeitures, we expect to recognize the compensation cost related to non-vested options as of December 31, 2014 of $98,000 over the weighted average remaining recognition period of 1.83 years.

Stock Option and Incentive Plans. On July 14, 2010, at our Annual Meeting of Stockholders, our stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). The terms of the 2010 Plan provide for the discretionary grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, other stock awards and performance cash awards to our employees, directors and consultants. At inception of the 2010 Plan, 5,000,000 shares of our common stock were reserved for future issuance. On September 10, 2014 at our Annual Meeting of Stockholders, our stockholders approved an increase in the number of shares available under the 2010 Equity Incentive Plan (the “2010 Plan”). The increase of 3,000,000 results in a total of 8,000,000 shares of common stock reserved for issuance.

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

The following summarizes share-based compensation expense for the years ended December 31, 2014 and 2013, which was allocated as follows:

	December 31,
	2014	2013

Research and development	$48,244	$34,836
General and administrative	115,188	38,387
	$163,432	$73,223

The following summarizes stock option activity for the years ended December 31, 2014 and 2013:

		Options outstanding
				Weighted
	Shares			average
	available for	Number of	Exercise price	exercise
	grant	shares	range	price

December 31, 2012	1,959,036	6,019,599	0.14 – 3.82	1.02
Grants	—	—	—	—
Exercises	—	—	—	—
Cancellations*		(20,000)	0.40 – 3.82	0.90
December 31, 2013	1,959,036	5,999,599	$0.14 – 3.82	$1.02
Grants	—	2,195,000	0.16 – 0.21	0.19
Exercises	—	—	—	—
Cancellations*		(1,930,888)	0.16 – 3.82	1.54
December 31, 2014	3,273,029	6,263,711	$0.14 – 3.21	$0.58

Vested and expected to vest at December 31, 2014		6,165.610

Exercisable at December 31, 2014		4,145,944

*Note: Cancellations in 2013 and a portion of the 2014 cancellations were for options issued out of the 2000 Equity Incentive Plan and therefore they are not available for reissuance.

The following summarizes information about stock options outstanding at December 31, 2014:

	Outstanding options			Exercisable options
		Weighted-			Weighted-
		average	Weighted-		average	Weighted-
	Number of	remaining	average	Number of	remaining	average
	shares	contractual	exercise	shares	contractual	exercise
Range of exercise prices	outstanding	life (in years)	price	exercisable	life (in years)	price

$0.14 – $0.76	5,321,211	4.7	$0.24	3,203,444	4.1	$0.28
$1.14 – $1.50	332,500	0.4	1.19	332,500	0.4	1.19
$2.50 – $2.68	35,000	1.8	2.53	35,000	1.8	2.53
$3.00 – $3.21	575,000	0.3	3.19	575,000	0.3	3.19
	6,263,711	4.1	0.58	4,145,944	3.2	0.77
Intrinsic value of in-the-money options, using the December 31, 2014 closing price of $0.14	$—			$—

Determining the Fair Value of Options. We use the Black-Scholes valuation model to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price and volatility of our common stock. We did not grant any stock options in 2013. We used the following forward-looking range of assumptions to value each stock option granted to employees, directors and consultants during the year ended December 31, 2014:

Dividend yield	0.0%
Risk free rate of return	1.63 – 1.76%
Expected life in years	4 - 5
Volatility	91 - 98%
Forfeitures	2.6%

Our dividend yield assumption is based on the fact that we have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. Our risk-free interest rate assumption is based on yields of U.S. Treasury notes in effect at the date of grant. Our expected life represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the Securities and Exchange Commission (“SEC”) guidance provided in the SEC’s Staff Accounting Bulletin 107 (“SAB 107”) and SAB 110, using a “simplified” method. The Company has used the simplified method and will continue to use the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. Our volatility assumption is based on reviews of the historical volatility of our common stock. We estimate forfeiture rates at the time of grant and adjust these estimates, if necessary, periodically based on the extent to which future actual forfeitures differ, or are expected to differ, from such estimates. Accordingly, we have estimated forfeiture percentages for the unvested portion of previously granted awards that remain outstanding at the date of adoption and for awards granted subsequent to the date of adoption. Forfeitures are estimated based on the demographics of current option holders and standard probabilities of employee turnover. Using Black-Scholes and these factors, the weighted average fair value of stock options granted to employees and directors was $0.14 for the year ended December 31, 2014. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Warrants to Purchase Common Stock

The following table summarizes our warrant activity for 2014 and 2013:

		Warrants outstanding
			Weighted
	Number of	Exercise price	average exercise
	shares	range	price

December 31, 2012	11,468,901	$0.15 – 1.12	$0.64
No Activity	-	-	-
December 31, 2013	11,468,901	0.15 – 1.12	0.64
Grants	13,833,333	0.12 – 0.15	0.13
Exercises	(8,333,333)	0.12	0.12
Cancellations	(2,865,583)	1.12	1.12
December 31, 2014	14,103,048	$0.15 – $0.56	$0.35

9.	INCOME TAXES

As a result of its operating losses, the Company did not recognize a provision (benefit) for income taxes in its statements of operations for 2014 and 2013. The Company has provided a full valuation allowance against its net deferred tax assets, as it appears more likely than not that its net deferred tax assets will not be realized.

Significant components of the Company’s deferred tax assets at December 31, 2014 and 2013 and related valuation reserves are presented below:

	December 31,
	2014	2013

Deferred tax assets:

Net operating loss carryforwards	$17,660,000	$17,185,000
Research and development tax credit carryforward	2,252,000	2,231,000
Charitable contribution carryforward	3,000	1,000
Accrued expenses and deferred revenue	164,000	137,000
Amortization	2,000	3,000
Depreciation	2,000	—
Non-cash share based compensation	1,044,000	1,017,000
	21,127,000	20,574,000
Less — valuation allowance	(21,127,000)	(20,574,000)
Net deferred tax asset	$—	$—

At December 31, 2014, we had net operating loss carryforwards for income tax purposes of approximately $44.9 million, which are available to offset future federal and state taxable income, if any, and, research and development tax credit carryforwards of approximately $2.3 million. The carryforwards, if not utilized, will expire in increments through 2035.

Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change. During 2009, the Company completed a preliminary study to compute any limits on the net operating losses and credit carryforwards for purposes of Section 382. It was determined that the Company experienced a cumulative change in ownership, as defined by the regulations, in 2002. This change in ownership triggers an annual limitation on the Company’s ability to utilize certain U.S. federal and state net operating loss carryforwards and research tax credit carryforwards, resulting in the potential loss of approximately $9.8 million of net operating loss carryforwards and $0.2 million in research credit carryforwards. The Company has reduced the deferred tax assets associated with these carryforwards in its balance sheets at December 31, 2014 and 2013. The Company believes that the future utilization of net operating losses and tax credits presented above may be further compromised under the provisions of Section 382.

The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2014 and 2013, due to the following:

	December 31,
	2014	2013

Federal tax benefit at statutory rate	$(911,000)	$(228,000)
State taxes	(146,000)	(37,000)
Change in fair value of derivative liabilities	400,000	(344,000)
Other permanent differences	124,000	272,000
Limited/expired net operating loss carryforwards	-	356,000
Research and experimental tax credits	(20,000)	(9,000)
Change in valuation allowance	553,000	(10,000)
	$—	$—

As discussed in Note 2, we recognize the effect of income tax positions only if those positions more likely than not of being sustained. At December 31, 2014 and 2013, we had no gross unrecognized tax benefits. We do not expect any significant changes in unrecognized tax benefits over the next 12 months. In addition, we did not recognize any interest or penalties related to uncertain tax positions at December 31, 2014 and 2013.

The 2004 through 2014 tax years generally remain subject to examination by federal and most state tax authorities. In addition, we would remain open to examination for earlier years if we were to utilize net operating losses or tax credit carryforwards that originated prior to 2010.

10.	COMMITMENTS

Lease. We were previously committed under an office space lease through January 2013 and continued to occupy the space on a month to month basis through May 2014. Beginning in June 2014 we consolidated our office space and amended our lease agreement for the reduced space. The new lease commitment is for 36 months and our rental payments for this period will be approximately $4,500 per month.

Employment Continuity Agreements. We have entered into employment contracts with our executive officers which provide for severance if the executive is dismissed without cause or under certain circumstances after a change of control in our ownership. At December 31, 2014 these obligations, if triggered, could amount to a maximum of approximately $97,500 for termination without cause or $195,000 with a change of control in the aggregate.

11.	SUBSEQUENT EVENTS

On January 28, 2015, we entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with G-treeBNT Co., Ltd., The Joint Venture Agreement provides for the creation of an entity (the “Joint Venture” or “ReGenTree”), jointly owned by us and G-treeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratitis in the United States. G-treeBNT will be responsible for funding product development and commercialization efforts, and hold a majority interest, of ReGenTree. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We will receive a total of $1 million in two tranches under the terms of the License Agreement: (i) within forty-five business days after closing and (ii) within forty-five business days after enrollment of the first patient in an ophthalmic trial in the U.S. In March 2015, we received the first of the two $500,000 payments under the license agreement. We are also entitled to royalties as a percentage of net of sales ranging from the mid-single digits to the low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats and certain major decisions within ReGenTree, such as commercialization strategy, mergers, acquisitions, require unanimous consent of the board.

EXHIBIT INDEX

Exhibit No.		Description of Exhibit	Reference*

3.1		Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2		Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3		Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4		Certificate of Amendment of Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5		Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6		Amended and Restated Bylaws	Exhibit 3.4 to Quarterly Report on Form 10-Q (File No. 001-15070) for the quarter ended June 30, 2006 (filed August 14, 2006)

3.7		Amendment to Amended and Restated Bylaws	Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1		Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2		Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3		Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4		Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5		Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6		Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.1	^	Amended and Restated 2000 Stock Option and Incentive Plan, as amended	Annex A to the Company’s Proxy Statement on Schedule 14A (File No. 001-15070) (filed May 9, 2008)

10.2	^	2010 Equity Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.3		Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.4		Patent License Agreement — Exclusive, dated January 24, 2001, between the Company and the U.S. Public Health Service	Exhibit B to Exhibit 10.1 to Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-15070) (filed January 16, 2013)

10.5		Thymosin Beta 4 License and Supply Agreement, dated January 21, 2004, between the Company and Defiante Farmaceutica S.A.	Exhibit 10.10 to Registration Statement on Form SB-2 (File No. 333-113417) (filed March 9, 2004)**

10.6	^	Second Amended and Restated Employment Agreement, dated March 11, 2009, between the Company and Allan L. Goldstein, as amended	Exhibit 10.4 to Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 30, 2009)

10.7	^	Second Amended and Restated Employment Agreement, dated March 12, 2009, between the Company and J.J. Finkelstein, as amended	Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15070) (filed April 15, 2009)

10.8	^	Second Amendment to the Amended and Restated Employment Agreement between the Company and J.J. Finkelstein, dated December 1, 2011.	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed December 6, 2011)

10.9	^	Second Amendment to the Amended and Restated Employment Agreement between the Company and Allan L. Goldstein, dated December 1, 2011.	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed December 6, 2011)

10.10	^	Letter Agreement between the Company and J.J. Finkelstein, dated January 1, 2012.	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.11	^	Letter Agreement between the Company and Allan L. Goldstein, dated January 1, 2012.	Exhibit 10.5 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.12	^	Change in Control Agreement between the Company and J.J. Finkelstein, dated January 1, 2012.	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.13	^	Change in Control Agreement between the Company and Allan L. Goldstein, dated January 1, 2012.	Exhibit 10.6 to Current Report on Form 8-K (File No. 001-15070) (filed January 6, 2012)

10.14		Lease, by and between the Company and The Realty Associates Fund V, L.P., dated December 10, 2009	Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15070) (filed March 31, 2010)

10.15		Form of Warrant to Purchase Common Stock dated April 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 16, 2009)

10.16		Form of Common Stock Purchase Warrant, dated October 5, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 30, 2009)

10.17		Form of Warrant, dated October 15, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 5, 2009)

10.18		Representative’s Warrant to Purchase Common Stock, dated May 21, 2010	Exhibit 4.3 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

10.19		Registration Rights Agreement, dated January 4, 2011	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.20		Warrant to Purchase Common Stock, dated January 7, 2011, issued to Lincoln Park Capital	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.21		Form of Warrant to Purchase Common Stock, dated January 7, 2011, issued to the Sigma-Tau Purchasers	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.22	^	Letter Agreement between the Company and J.J. Finkelstein, dated April 3, 2012	Exhibit 10.3 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.23	^	Letter Agreement between the Company and Allan L. Goldstein, dated April 3, 2012	Exhibit 10.7 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.24	^	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated April 3, 2012	Exhibit 10.8 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.25	^	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated April 3, 2012	Exhibit 10.10 to Current Report on Form 10-Q (File No. 001-15070) (filed May 15, 2012)

10.26	^	Letter Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Exhibit 10.2 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.27	^	Letter Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Exhibit 10.6 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.28	^	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Exhibit 10.8 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.29	^	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Exhibit 10.12 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.30		Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.31		Form of Warrant	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.32		Convertible Note and Warrant Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.33	^	Letter Agreement between the Company and J.J. Finkelstein, dated January 2, 2013	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 8, 2013)

10.34	^	Letter Agreement between the Company and Allan L. Goldstein, dated January 2, 2013	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 8, 2013)

10.35		License Agreement with Lee’s Pharmaceutical (HK) Limited	Exhibit 10.1 to Amendment No. 1 to Form 10-Q (File No. 001-15070) for the quarter ended September 30, 2012 (filed January 16, 2013)**

10.36		Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.37		Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.38		Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.39		Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.40	^	Letter Agreement between the Company and J.J. Finkelstein, dated July 5, 2013	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.41	^	Letter Agreement between the Company and Allan L. Goldstein, dated July 5, 2013	Exhibit 10.4 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.42		Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.43		Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.44		Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.45		Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.46	^	Letter Agreement between the Company and J.J. Finkelstein, dated January 7, 2014	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.47		Letter Agreement between the Company and Allan L. Goldstein, dated January 7, 2014	Exhibit 10.3 to Quarterly Report on Form10-Q (File No. 001-15070) (filed January 9, 2014)

10.47		Securities Purchase Agreement	Exhibit 10.5 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)

10.48		License Agreement RGN-259 dated March 7, 2014 with G-treeBNT (formerly Digital Aria)	Exhibit 10.6 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)**

10.49		License Agreement RGN-137 dated March 7, 2014 with G-treeBNT (formerly Digital Aria)	Exhibit 10.7 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)**

10.50	^	Executive Employment Agreement between the Company and J.J. Finkelstein dated April 16, 2014	Exhibit 10.1 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.51	^	Executive Employment Agreement between the Company and Allan L. Goldstein dated April 16, 2014	Exhibit 10.2 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.52	^	Executive Employment Agreement between the Company and Dane Saglio dated April 16, 2014	Exhibit 10.3 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.53	Form of First Amendment to Promissory Note dated October 3, 2014	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 9, 2014)

23.1	Consent of CohnReznick LLP	Filed herewith

24.1	Powers of Attorney	Included on signature page

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith***

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2013 and 2012; (ii) Statements of Operations for the years ended December 31, 2013 and 2012; (iii) Statements of Cash Flows for the years ended December 31, 2013 and 2012; and (iv) Notes to Financial Statements.	Filed herewith

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

**	The registrant has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Securities and Exchange Commission.

***	This certification is being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

^	Compensatory plan, contract or arrangement.

