Form 10-Q
period 2015-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2015-05-15
CIK 707511

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

101,596,251 shares of common stock, par value $0.001 per share, were outstanding as of May 14, 2015.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2015

Part I – Financial Information

Item 1.          Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)	(See Note 1)
ASSETS
Current assets
Cash and cash equivalents	$1,062,499	$844,043
Prepaid expenses and other current assets	51,754	86,525
Total current assets	1,114,253	930,568
Property and equipment, net of accumulated depreciation of $86,300 and $121,727	11,962	12,871
Other assets	5,752	5,752
Total assets	$1,131,967	$949,191

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$261,145	$232,610
Accrued expenses	206,347	177,009
Total current liabilities	467,492	409,619

Long-Term liabilities
Unearned revenue	900,000	400,000
Convertible promisory note	300,000	300,000
Convertible promisory notes, net of derivative liability	296,309	266,021
Fair value of derivative liability	2,570,336	1,285,170
Total liabilities	4,534,137	2,660,810

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-

Common stock, par value $.001 per share, 200,000,000 shares authorized, 101,316,580 and 101,316,580 issued and outstanding	101,317	101,317
Additional paid-in capital	98,019,558	97,991,419
Accumulated deficit	(101,523,045)	(99,804,355)
Total stockholders' deficit	(3,402,170)	(1,711,619)
Total liabilities and stockholders' deficit	$1,131,967	$949,191

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	Three Months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenues	$40,000	$-

Operating expenses
Research and development	36,472	74,700
General and administrative	394,500	288,857
Total operating expenses	430,972	363,557
Loss from operations	(390,972)	(363,557)
Interest and other income	77	3
Interest expense	(42,629)	(45,706)
Change in fair value of derivative	(1,285,166)	(1,715,834)
Net loss	$(1,718,690)	$(2,125,094)

Basic and diluted net loss per common share	$(0.02)	$(0.03)
Weighted average number of common shares outstanding	101,316,580	82,233,247

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

	For the Three months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(1,718,690)	$(2,125,094)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	909	916
Share-based compensation	28,139	83,567
Non-cash interest expense	30,288	33,418
Change in fair value of derivative	1,285,166	1,715,834
Changes in operating assets and liabilities:
Unearned revenue	500,000	-
Prepaid expenses and other current assets	34,771	(23,095)
Accounts payable	28,535	(27,364)
Accrued expenses	29,338	80,440
Net cash provided by (used in) operating activities	218,456	(261,378)

Financing activities:
Proceeds from sale of common stock and issuance of warrants	-	1,500,000
Proceeds from issuance of debt	-	55,000
Cash provided by financing activities	-	1,555,000

Net increase in cash and cash equivalents	218,456	1,293,622

Cash and cash equivalents at beginning of period	844,043	6,306
Cash and cash equivalents at end of period	$1,062,499	$1,299,928

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Fair value of derivative liability at issuance	$-	$55,000

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three months ended March 31, 2015 and 2014 (Unaudited)

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

Management Plans to Address Operating Conditions.

On January 28, 2015, we announced that we had entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with G-treeBNT Co., Ltd., a Korean pharma company (“G-treeBNT”) and shareholder of the Company. The Joint Venture Agreement provides for the creation of an entity (the “Joint Venture” or “ReGenTree”), jointly owned by us and G-treeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. G-treeBNT will be responsible for funding all product development and commercialization efforts, and holds a majority interest of ReGenTree that varies depending on development milestones achieved and eventual commercialization path, if successful. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We will receive a total of $1 million in two tranches under the terms of the License Agreement, the first tranche of $500,000 which was received in March 2015 and a second in the amount of $500,000, within forty-five business days after enrollment of the first patient in an ophthalmic trial in the U.S. We are also entitled to royalties as a percentage of net of sales ranging from the mid-single digits to the low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats and certain major decisions within ReGenTree, such as commercialization strategy, mergers, acquisitions, require unanimous consent of the board. On March 9, 2015, RegeneRx announced that its joint venture partner and licensee, G-treeBNT, will receive $7.28 million to expand international development of its product candidate, RGN-259 (designated GBT-201 in Korea). The $7.28 million will be used for development of RGN-259/GBT-201 for dry eye syndrome and neurotrophic keratopathy (an orphan indication) in the U.S. through the U.S. joint venture, ReGenTree, LLC.

Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making significant progress in each territory and are prepared to initiate their clinical trials programs this year. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for the ophthalmic trials are relatively fast, as opposed to most other clinical efforts, so data should be forthcoming in months, not years, after patients begin enrollment. We believe we should be able to maintain our existing operations at the current level while we await results from these trials and continue to seek additional partnership opportunities.

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

We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tβ4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements (see Note 7) where our partners are responsible to advance development of our product candidates with multiple clinical trials starting in 2015.

After extending the maturity date of our October 2012 Notes ($300,000 face value) until October 2017, we will need substantial additional funds if we wish to internally advance development of our unlicensed programs and to fund our operations for the twelve months subsequent to March 31, 2015. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, government grants, or the sale of our company or certain of our intellectual property rights.

These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business.

Although we intend to continue to seek additional financing and additional strategic partners, we may not be able to complete a financing or corporate transaction, either on favorable terms or at all. If we are unable to complete a financing or strategic transaction, we may not be able to continue as a going concern after our funds have been exhausted, and we could be required to significantly curtail or cease operations, file for bankruptcy or liquidate and dissolve. There can be no assurance that we will be able to obtain any sources of funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be forced to take any such actions.

In order to operate as efficiently and effectively as possible, we continually refine our operating strategy and evaluate new ways to develop Tβ4. However, substantial additional resources will be needed before we will be able to achieve sustained profitability. Consequently, we continually evaluate alternative sources of financing such as the sharing of development costs through strategic collaboration agreements and grants. There can be no assurance that any future financing initiatives will be successful and, if we are not able to obtain sufficient levels of financing, it would delay certain clinical and/or research activities not currently funded by our partners and our financial condition would be materially and adversely affected. Even if we are able to obtain sufficient funding, other factors including competition, dependence on third parties, uncertainty regarding patents, protection of proprietary rights, manufacturing of peptides, and technology obsolescence could have a significant impact on us and our operations.

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

Basis of Presentation.

The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the SEC, for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP. The accounting policies underlying our unaudited consolidated interim financial statements are consistent with those underlying our audited annual financial statements. These unaudited consolidated interim financial statements should be read in conjunction with the audited annual financial statements as of and for the year ended December 31, 2014, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”).

The accompanying December 31, 2014 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or any other future period.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”).

Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period, and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for fair value measurements in connection with derivative liabilities, clinical trial accruals and share-based arrangements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

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

Variable Interest Entities

The Company has determined that the Joint Venture is a “variable interest entity”, since the total equity investment at risk is not sufficient to permit the Joint Venture to finance its activities without additional subordinated financial support.. Further, because of G-treeBNT’s majority equity stake in the Joint Venture, voting control, control of the board of directors, and substantive management rights, and given that the Company does not have the power to direct the Joint Venture’s activities that most significantly impact its economic performance, the Company determined that it is not the primary beneficiary of the Joint Venture and therefore is not required to consolidate the Joint Venture. The Company reports its equity stake in the Joint Venture using the equity method of accounting because, while it does not control the Joint Venture, the Company can exert significant influence over the Joint Ventures activities by virtue of its board representation.

Because the Company is not obligated to fund the Joint Venture, and has not provided any financial support to the Joint Venture, the carrying value of its investment in the Joint Venture is zero. As a result, the Company is not recognizing its share (49%) of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point the Company will reduce its share of the Joint Venture’s net income by its share of previously suspended net losses. As of March 31, 2015, because it has not provided any financial support, the Company has no financial exposure as a result of its variable interest in the Joint Venture.

Research and Development.

Research and development (“R&D”) costs are expensed as incurred and include all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors. Those costs include: manufacturing Tβ4; formulation of Tβ4 into the various product candidates; stability for both Tβ4 and the various formulations; pre-clinical toxicology; safety and pharmacokinetic studies; clinical trial management; medical oversight; laboratory evaluations; statistical data analysis; regulatory compliance; quality assurance; and other related activities. R&D includes cash and non-cash compensation, payroll taxes, travel and other miscellaneous costs of our internal R&D personnel, part-time hourly employees and external consultants dedicated to R&D efforts. R&D also includes a pro-ration of our common infrastructure costs for office space and communications.

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

Recent Accounting Pronouncements.

In August 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued.  The standard is effective for the Company’s reporting year beginning January 1, 2017 and early adoption is not permitted. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The standard is effective for the Company’s reporting year beginning January 1, 2017 and early adoption is not permitted. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

In April 2015, the FASB issued an accounting standards update amending the presentation of debt issuance costs.  These costs will now be presented as a direct reduction from the carrying amount of that debt liability.   The update is effective for financial statements issued for reporting periods beginning after December 15, 2015.  This guidance should be applied on a retrospective basis with disclosures for a change in accounting principle applicable.  The Company has not yet adopted this update and is currently evaluating the impact, if any, it may have on its financial condition and results of operations.

2.	Net Loss per Common Share –

Net loss per common share for the three-month periods ended March 31, 2015 and 2014, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 28,875,092 shares and 45,641,175 shares in 2015 and 2014, respectively, reserved for the conversion of convertible debt or exercise of outstanding options, warrants, including 13,833,333 related to G-treeBNT’s second equity purchase and related purchase option in 2014.

3.	Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model and amortize that cost over the expected term of the grant. We recognized $28,139 and $83,567 in stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively. We expect to recognize the compensation cost related to non-vested options as of March 31, 2015 of $79,411 over the weighted average remaining recognition period of 1.79 years.

We used the following forward-looking range of assumptions to value the 325,000 stock options granted to employees, consultants and directors during the three months ended March 31, 2015 and the 2,035,000 stock options granted to employees, consultants and directors during the three months ended March 31, 2014:

	2015	2014

Dividend yield	0.0%	0.0%
Risk-free rate of return	1.53%	1.76%
Expected life in years	4.75	4 - 5
Volatility	92%	91-98%
Forfeiture rate	2.6%	2.6%

4.	Income Taxes

As of March 31, 2015, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2015; no changes in settled tax years have occurred through March 31, 2015. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

As of March 31, 2015 and 2014, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $1,062,000 and $1,300,000, respectively, using Level 1 inputs. Our March 31, 2015 and December 31, 2014 balance sheets reflect qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued in March, July and September of 2013 and January 2014 (see Note 6). We evaluated the derivative liability embedded in the series of convertible notes to determine if an adjustment to the carrying value of the liability was required at March 31, 2015 using the following assumptions.

	March 2013	July 2013	Sept 2013	Jan 2014

Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate of return	1.02%	1.02%	1.02%	1.02%
Expected life in years	3	3.25	3.45	3.75
Volatility	102.4%	100.3%	103.4%	99.7%

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the period ended March 31, 2015, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at			Balance at
	December 31,	New	Change in	March 31,
	2014	Issuances	Fair Values	2015

Level 3 -
Derivative liabilities from:
Conversion features
March 2013	$412,500	$-	$412,500	$825,000
July 2013	183,334	-	183,333	366,667
September 2013	588,500	-	588,500	1,177,000
January 2014	100,836	-	100,833	201,669
Derivative instruments	$1,285,170	$-	$1,285,166	$2,570,336

6.	Convertible Notes

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

In connection with the issuance of the 2012 Notes we also issued warrants to each Investor. The warrants are exercisable for an aggregate of 400,000 shares of common stock with an exercise price of fifteen cents ($0.15) per share for a period of five years. The relative fair value of the warrants issued is $27,097, calculated using the Black-Scholes-Merton valuation model value of $0.07 with an expected and contractual life of 5 years, an assumed volatility of 74.36%, and a risk-free interest rate of 0.77%. The warrants were recorded as additional paid-in-capital and a discount on the 2012 Notes of $27,097. Non-cash interest expense related to the debt discount during the three months ended March 31, 2014 totaled $3,341.

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

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended
	March 31, 2015	March 31, 2014

2012 Notes	$3,699	$7,039

March 2013 Notes	13,870	13,870

July 2013 Notes	4,521	4,521

September 2013 Notes	17,149	17,149

January 2014 notes	3,390	3,127

Total interest expense	$42,629	$45,706

The fair value of the derivative liability is as follows:

	March 31, 2015	December 31, 2014

March 2013 Notes	$825,000	$412,500

July 2013 Notes	366,667	183,334

September 2013 Notes	1,177,000	588,500

January 2014 notes	201,669	100,836

Total Fair value of derivative liability	$2,570,336	$1,285,170

The change in fair value of derivative liability is as follows:

	For the three months ended
	March 31, 2015	March 31, 2014

March 2013 Notes	$412,500	$562,500

July 2013 Notes	183,333	250,000

September 2013 Notes	588,500	802,500

January 2014 notes	100,833	100,833

Total change in fair value of derivative	$1,285,166	$1,715,833

7.	License agreement

Joint Venture Agreement with G-treeBNT

On January 28, 2015, the Company entered into the Joint Venture Agreement with G-treeBNT, a shareholder in the Company. The Joint Venture Agreement provides for the creation of the Joint Venture, jointly owned by the Company and G-treeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States.

G-treeBNT is solely responsible for funding all the product development and commercialization efforts of the Joint Venture. G-treeBNT made an initial contribution of $3 million in cash and received an initial equity stake of 51%. G-treeBNT’s equity stake may increase upon the Joint Venture achieving certain product development milestones (including receipt of a new drug application (NDA) by the U.S. FDA) and the additional funding by G-treeBNT.

Pursuant to the Joint Venture Agreement, the Company and the Joint Venture entered into a royalty-bearing license agreement (the “License Agreement”) pursuant to which the Company granted to the Joint Venture the right to develop and exclusively commercialize RGN-259 in the United States, and received an initial equity stake in the Joint Venture of 49% which may be diluted as G-treeBNT’s ownership increases. The Company is not required or otherwise obligated to provide financial support to the Joint Venture.

The Joint Venture is responsible for executing all development and commercialization activities under the License Agreement, which activities will be directed by a joint development committee comprised of representatives of the Company and G-treeBNT. The License Agreement has a term that extends to the later of the expiration of the last patent covered by the License Agreement or 25 years from the first commercial sale under the License Agreement. The License Agreement may be earlier terminated if the Joint Venture fails to meet certain commercialization milestones, if either party breaches the License Agreement and fails to cure such breach, as a result of government action that limits the ability of the Joint Venture to commercialize the product, as a result of a challenge to a licensed patent, following termination of the license between the Company and certain agencies of the United States federal government, or upon the bankruptcy of either party.

Under the License Agreement, the Company received $0.5 million in up-front payments and is also entitled to an additional payment of $0.5 million upon the achievement of certain defined milestones, and to royalties on the Joint Venture’s future sales of products. The Company is accounting for the License Agreement with the Joint Venture as a revenue arrangement. The Company has determined that the deliverables within the License Agreement, including a delivered element (providing the license) and an undelivered element (participation on the joint development committee), do not have stand-alone value and, as such, are treated as a single unit of accounting. As a result, the Company is recognizing the up-front milestone payments as revenue ratably over the anticipated life of the joint development committee, or 25 years. The joint development committee had not commenced activities as of March 31, 2015 therefore the recognition of the license fee has not yet begun. Revenue will be recognized for future royalty payments as they are earned.

8.	Stockholders’ Equity

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

9.	Commitments

In June 2014 we reduced our office space and amended our lease agreement for the reduced space. The new lease commitment is for 36 months and our rental payments for this period will be approximately $4,500 per month.

10.	Subsequent Event

In April 2015 we entered into a contract with an investor relations firm to provide services for six months. Under the agreement the Company will pay $5,000 per month and has issued 30,000 shares of common stock as compensation. In addition, in May 2015 the Company has issued 249,671 shares of common stock pursuant to the “cashless” exercise of warrants issued in 2011.

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

Future Plans

On January 28, 2015, we announced that we entered into a Joint Venture, ReGenTree, jointly owned by us and G-treeBNT Co., Ltd., a Korean pharma company headquartered in Gyeonggi-do, Korea (“G-treeBNT”), that will commercialize RGN-259 for treatment of patients with dry eye and neurotrophic keratopathy in the United States. G-treeBNT will be responsible for funding all product development and commercialization efforts, and hold a majority interest, of ReGenTree that varies depending on development milestones achieved and eventual commercialization path, if successful. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We will receive a total of $1 million in two tranches under the terms of the License Agreement, the first which was received in March 2015 and a second in the amount of $500,000, within forty-five business days after enrollment of the first patient in an ophthalmic trial in the U.S. We are also entitled to royalties as a percentage of net of sales ranging from the mid-single digits to the low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats and certain major decisions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require unanimous consent of the board.

On March 9, 2015, RegeneRx announced that its joint venture partner and licensee, G-treeBNT, will receive $7.28 million USD to expand international development of its product candidate, RGN-259 (designated GBT-201 in Korea). The $7.28 million will be used for development of RGN-259/GBT-201 for dry eye syndrome and neurotrophic keratopathy in the U.S. through the U.S. joint venture, ReGenTree, LLC.

Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making significant progress in each territory and are preparing to initiate their clinical trials programs this year. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for the ophthalmic trials are relatively fast, as opposed to most other clinical efforts, so data should be forthcoming in months, not years, after patients begin enrollment. We believe we should be able to maintain our existing operations at the current level into the second quarter of 2016 while we await results from these trials and continue to seek additional partnership opportunities.

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

Development of Product Candidates

RGN-259

RGN-259 is our proprietary preservative-free eye drop formulation of Thymosin beta 4. In September 2011, we completed a Phase 2a exploratory clinical trial evaluating the safety and efficacy of RGN-259 in 72 patients with moderate dry eye syndrome. Patients were randomly assigned to receive either RGN-259 or placebo in this double-masked, placebo-controlled trial. All patients received either RGN-259 (0.1% concentration) or placebo, twice daily for 30 days. Various signs and symptoms of dry eye, such as the degree of ocular surface damage, ocular itching, burning and grittiness, among others, were graded periodically during and following the treatment period. The trial was conducted by Ora Inc., an ophthalmic contract research organization that specializes in dry eye research and clinical trials, and utilized Ora’s Controlled Adverse Environment (CAE®) chamber, which is a model that exacerbates and standardizes signs and symptoms in the dry eye patient.

In November 2011, we reported preliminary safety and efficacy results from the trial. RGN-259 was deemed safe and well-tolerated, with no observed drug-related adverse events.

The co-primary outcome measures evaluated in the trial were inferior corneal fluorescein staining and decreased ocular discomfort on day 29, 24 hours after CAE® challenge. Various secondary outcome efficacy measures were also evaluated in the trial. While the study did not meet statistical significance for reducing inferior corneal fluorescein staining, it did show a positive trend in this exploratory trial. RGN-259 did, however, show a statistically significant efficacy result in the other co-primary endpoint of decreased ocular discomfort and also demonstrated statistical significance in several secondary endpoints such as reduction of central corneal and superior corneal staining, important signs in dry eye patients and approvable endpoints by the FDA.

Key outcome measures were as follows:

Patients receiving RGN-259 experienced a 325% greater reduction from baseline in central corneal fluorescein staining compared to placebo at the 24 hour recovery period (p = 0.0075). Reduction of fluorescein staining is indicative of a reduction in ocular surface damage of the central cornea;

Patients receiving RGN-259 experienced a 257% greater reduction from baseline in exacerbation of superior corneal fluorescein staining in the CAE® chamber as compared to the placebo (p = 0.0210); and

Patients receiving RGN-259 experienced a 27.3% greater reduction in exacerbation of ocular discomfort at day 28 during a 75-minute challenge in the CAE chamber compared to the placebo group (p = 0.0244). Reduction indicates that RGN-259 can slow progression of ocular symptoms in patients with dry eye syndrome.

Other CAE®-related findings, such as peripheral (combination of the average of superior and inferior) corneal staining reduction, were observed having statistical significance, while others had positive trends after treatment with RGN-259. These observations are in line with the known biological properties and mechanisms of action of RGN-259 reported in various nonclinical studies.

With respect to inferior corneal fluorescein staining, we did see a positive trend toward improvement, at day 28 during exposure to adverse conditions in the CAE® chamber in patients receiving RGN-259 compared to placebo, although this improvement was not deemed to be statistically significant (p = 0.0968).

Statistical significance (p value) of ≤ 0.05 is the generally accepted threshold for showing an outcome did not happen merely by chance.

The co-primary outcome measures, selected at the outset of this initial Phase 2a exploratory trial, were based on the best available animal data at the time but without the benefit of any actual human clinical experience in dry eye. Therefore, we believe that not having met one of the two co-primary outcome measures at this stage is not as important as identifying statistically significant outcomes that could potentially serve as approvable endpoints in later stage or in pivotal Phase 3 clinical trials. We believe that the statistically significant observation of reduction in central and/or superior corneal staining, as well as symptom improvements observed in the trial and described above, reflect actual patient benefits and would represent acceptable outcome measures to the FDA for possible use in follow-up Phase 2b or confirmatory pivotal Phase 3 trials. We prepared a clinical study report for submission to the FDA that describes the results of the exploratory Phase 2a clinical trial and the results have also been accepted for publication in an appropriate medical journal.

In June 2012, we reported preliminary results from a double-masked, vehicle-controlled, physician-sponsored Phase 2 clinical trial evaluating RGN-259 for the treatment of patients with severe dry eye. RGN-259 was observed to be safe and well-tolerated and met key efficacy objectives with statistically significant sign and symptom improvements, compared to vehicle control, at various time intervals, including 28 days post-treatment.

In the trial, nine patients with severe dry eye (18 eyes) were treated with RGN-259 or vehicle control six times daily over a period of 28 days. They were evaluated upon entering the study after a two-week washout period, at weekly intervals during the treatment phase, at the end of the 28-day treatment period, and at a follow-up visit 28 days after treatment. Statistically significant differences in sign and symptom assessments, such as ocular discomfort and corneal fluorescein staining, were seen at various time points throughout the study. Of particular note were the differences between RGN-259 and vehicle control 28 days post-treatment, or the follow-up period. The RGN-259-treated group had a 35.1% reduction of ocular discomfort compared to vehicle control (p = 0.0141), and a 59.1% reduction of total corneal fluorescein staining compared to vehicle control (p = 0.0108) at 28 days after treatment showing that the repair was sustained long after treatment cessation.

Consistent with the reduction of ocular discomfort and fluorescein staining at the 28-day follow-up visit, other improvements seen in the RGN-259-treated patients included tear film breakup time and increased tear volume production. Likewise, these improvements were seen at other time points in the study. These results were recently published in an appropriate medical journal.

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

G-treeBNT. In March 2014, we entered into a License Agreement with G-treeBNT for the license of RGN-259. G-treeBNT licensed certain development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan) G-treeBNT is currently our second largest shareholder. G-tree has filed an IND with the Korean FDA to conduct a Phase 2b/3 study with RGN-259 in patients with dry eye syndrome. G-tree has informed us that it expects to begin enrolling patients in the second half of 2015 and complete the study in first half of 2016.

U.S. Joint Venture (ReGenTree, LLC). On January 28, 2015, we announced that we entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with G-treeBNT. The Joint Venture Agreement provides for the creation of an entity (the “Joint Venture” or “ReGenTree”), owned by us and G-treeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States. G-treeBNT will be responsible for funding product development and commercialization efforts, and hold a majority interest, of ReGenTree. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States.

ReGenTree expects to submit the Phase 3 protocol for neurotrophic keratopathy (an orphan indication) to the U.S. FDA, after which, if there is no objection from the FDA, we may begin enrolling patients. ReGenTree has contracted with Ora Inc., a well know contract research organization (CRO), specializing in ophthalmology, to manage the trial in the U.S. We expected to evaluate 42 patients in the randomized, double-masked, placebo-controlled clinical trial.

ReGenTree is planning to meet with the U.S. FDA to discuss its plans for a Phase 2b clinical trial in patients with dry eye syndrome using Ora’s CAE® model. Ora Inc. has also been contracted to manage this trial and ReGenTree expects to begin enrolling patients in this randomized, double-masked, placebo-controlled clinical trial later this year.

G-treeBNT has been building the CMC (chemistry manufacturing controls) dossier required for Phase 3 clinical trials in the U.S. and in Korea. This comprehensive and critical effort ensures that final drug product manufacturing, packaging, stability, purity, reproducibility, etc., meets regulatory guidelines and product specifications.

RGN-352

During 2009, we completed a Phase 1a and Phase 1b clinical trial evaluating the safety, tolerability and pharmacokinetics of the intravenous administration of RGN-352 in 60 healthy subjects (40 in each group, 20 of whom participated in both Phases). Based on the results of these Phase 1 trials and extensive preclinical efficacy data published in peer-reviewed journals, in the second half of 2010, we began start-up activities for a Phase 2 study to evaluate RGN-352 (Tß4 Injectable Solution) in patients who had suffered an AMI. We had planned to begin enrolling patients in this clinical trial in the second quarter of 2011. However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with the current Good Manufacturing Practice (cGMP) regulations. We have since learned that the manufacturer has closed its manufacturing facility and filed for bankruptcy protection. The FDA prohibited us from using any of the active drug or placebo formulated by this manufacturer in human trials; consequently, we must have study drug (RGN-352 and RGN-352 placebo) manufactured by a new cGMP-compliant manufacturer in the event we seek to move forward with this trial. While we have identified a qualified manufacturer for RGN-352, we have elected to postpone activities on this trial until the requisite funding or a partner is secured.

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

Based on our Phase 1 data and the preclinical research discussed above, we are evaluating various opportunities for government funding for a Phase 2a clinical trial to show proof-of-concept in each case while also talking with prospective strategic partners with the interest, capabilities and resources to further develop product candidate in these fields.

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

G-treeBNT. In March 2014, we entered into a License Agreement with G-treeBNT to license certain development and commercialization rights for RGN-137 in the U.S. G-treeBNT has purchased approximately 19.6 million shares of our common stock in two closings and is currently our second largest shareholder.

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

On January 28, 2015, we announced that we entered into a Joint Venture, ReGenTree, owned by us and G-treeBNT, that will develop and commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States. G-treeBNT will be responsible for funding product development and commercialization efforts, and hold a majority interest, of ReGenTree that varies depending on development milestones achieved and eventual commercialization path, if successful. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States.

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

We have entered into a strategic partnership with Defiante Farmaceutica S.A., (“Defiante”), a subsidiary and one of several entities affiliated with Sigma-Tau Group, a leading international pharmaceutical company which collectively comprise our largest shareholder, or Sigma-Tau, for development and marketing of RGN-137 and RGN-352 for specified indications in Europe and other contiguous countries. Defiante merged with Sigma-Tau Industrie Farmaceutiche Riunite S.P.A. in 2013 and Sigma-Tau has recently merged with an Italian pharmaceutical company.

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

During the quarter ended March 31, 2015, the Company sold $40,000 of Tß4 to G-treeBNT, there were no associated costs with this transaction as the cost of Tß4 had been expensed in a prior period.

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

Critical Accounting Policies

In Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 31, 2015, which we refer to as the Annual Report, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2015 and 2014

Revenues. For the three months ended March 31, 2015, we recorded revenue in the amount of $40,000 related to the sale of unformulated Tß4 to G-treeBNT for use in their product development work in Korea. We did not record any revenue in the three months ended March 31, 2014. There were no associated costs with this transaction as the cost of Tß4 had been expensed in a prior period.

R&D Expenses. For the three months ended March 31, 2015, our R&D expenses decreased by approximately $38,000, or 51%, to $36,000 from $75,000 for the same period in 2014. The decrease from 2014 reflects the execution of the our strategy to out license or partner our development programs and the early 2015 entry in the ReGenTree joint venture agreement In the first quarter of 2014 our primary R&D activity was in support of planning activities related to RGN-259 development for neurotrophic keratopathy under the orphan drug designation. Responsibility the development has been transferred to the ReGenTree joint venture. The R&D expenses for both periods reflect our limited development activity and are comprised of compensation, facility and G&A allocation and insurance. The 2015 decrease reflects the absence of costs associated with the 2014 planning activities with decreases seen in technology license (decrease of $7,000) personnel (decrease of $3,000) and allocations (decrease of $2,000) R&D consulting (decrease of $10,000) and stock option compensation (decrease of $15,000). We expect our R&D expenses will remain at low levels unless we decide to reinitiate internal R&D efforts for our unpartnered programs.

G&A Expenses. For the three months ended March 31, 2015, our G&A expenses increased by approximately $106,000, or 37%, to $395,000, from $289,000 for the same period in 2014. The increase was primarily the result compensation increases as well as legal costs incurred in association with completing the ReGenTree joint venture agreement. Increases are reflected in professional services (approximately $80,000) personnel costs ($50,000) and consulting fees ($14,000) offset by a decrease in stock option expense of $40,000. We expect that our G&A expenses will increase as we have increased cash compensation paid to our employees and have initiated investor relations activities to enhance communication with shareholders.

Net Loss. We incurred a net loss of $1,718,690 for the quarter ended March 31. 2015, a small decrease from the net loss of $2,125,094 recorded in the quarter ended March 31, 2014. In each period the net loss resulted primarily from our evaluation of the derivative liability associated with the conversion feature of the debt instruments issued by the company from March 2013 through January 2014. The value of this conversion feature is indexed to the share price of our common stock and increases as our share price increases. The share price of our common stock increased from $0.14 on December 31, 2014 to $0.26 March 31, 2015, which resulted in an increase in valuation of our convertible debt derivative component and the recording of an unrealized loss of $1,285,166. In the previous year’s period the share price of our common stock increased from $0.05 on December 31, 2013 to $0.20 on March 31, 2014, which resulted in an increase in valuation of our convertible debt derivative component and the recording of an unrealized loss of $1,715,834.

Liquidity and Capital Resources

Overview

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. Over the past couple of years we have primarily financed our operations through the sale of a series of convertible promissory notes through private placements with accredited investors and the March and August 2014 private placements of common stock with G-TreeBNT. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2014 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.

We had cash and cash equivalents of approximately $1,062,000 at March 31, 2015. This amount coupled with a second $500,000 payment that will be triggered by the enrollment of the first patient on a RGN-259 clinical trial conducted by ReGenTree should fund our planned operations into the second quarter of 2016. This estimate could change if the patient enrollment is delayed. This estimate also does not include receipt of any funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Three Months Ended March 31, 2015 and 2014

Net cash provided by operating activities was approximately $218,000 for the three months ended March 31, 2015 compared to approximately $261,000 used in operating activities for the three months ended March 31, 2014. During the first quarter of 2015 we received $500,000 from ReGenTree pursuant to the license agreement with the joint venture, resulting in net cash being provided by operations versus the comparable period when net cash was used by operations. During the three months ended March 31, 2014, we received $1,500,000 from the sale of common stock to G-treeBNT and $55,000 in January 2014, representing the net proceeds of the sale of convertible notes as described in Note 6 to our unaudited condensed financial statements included in this report. We did not sell any common stock or issue any convertible notes in the three-month period ending March 31, 2015.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making significant progress in each territory and are prepared to initiate their clinical trials programs this year. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for the ophthalmic trials are relatively fast, as opposed to most other clinical efforts, so data should be forthcoming in months, not years, after patients begin enrollment. We, therefore, should be able to maintain our existing operations into the second quarter of 2016 at the current level while we await results from these trials and continue to seek additional partnership opportunities.

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

Our current cash, together with the second $500,000 payment that will be triggered by the enrollment of the first patient on a RGN-259 clinical trial conducted by ReGenTree total approximately $1.5 million. Based on our preliminary operating budget, we believe we have funds to last into the second quarter of 2016. This estimate could change if the patient enrollment is delayed. This estimate also does not include receipt of any funds from grants, new partnerships or the raising of additional capital if the market climate warrants.

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

On January 28, 2015, we announced that we entered into a Joint Venture, ReGenTree, owned by us and G-treeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States. G-treeBNT will be responsible for funding product development and commercialization efforts of, and hold a majority interest in, ReGenTree. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We will receive a total of $1 million in two tranches under the terms of the License Agreement: (i) within forty-five business days after closing and (ii) within forty-five business days after enrollment of the first patient in an ophthalmic trial in the U.S. In March 2015, we received the first of the two $500,000 payments under the license agreement. This amount, plus our current cash, coupled with the second $500,000 payment that will be triggered by the enrollment of the first patient on a RGN-259 clinical trial conducted by ReGenTree should fund our planned operations into the second quarter of 2016. This estimate could change if the patient enrollment is delayed. This estimate also does not include receipt of any funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Licensing Agreements

As noted above, we have entered into two strategic agreements with G-treeBNT. G-treeBNT licensed the development and commercialization rights for RGN-259 in Asia (excluding China, Hong Kong, Macau and Taiwan) while also licensing the development and commercialization rights for RGN-137 in the U.S. Most recently we entered into a joint venture and licensing agreement with G-treeBNT that, under the name ReGenTree, will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States. The license agreements provide for the opportunity for us to receive milestone payments upon specified commercial events and royalty payments in connection with any commercial sales of the licensed products in the respective territories. In the case of the Joint Venture, we will also retain an equity interest of ReGenTree that varies depending on development milestones achieved by our Joint Venture partner and eventual commercialization path, if successful. However, there are no assurances that we will be able to attain any such milestones or generate any such royalty payments under the agreements.

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

Government Grants

We have pursued, and continue to pursue, government funding for both RGN-259 and RGN-352.

Other Financing Sources

Other potential sources of outside capital include entering into additional strategic business relationships, additional issuances of equity securities or debt financing or other similar financial instruments, and the exercise of our outstanding warrants. If we raise additional capital through a strategic business relationship, we may have to give up valuable rights to our intellectual property. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the ownership interest of our existing stockholders may be significantly diluted. In addition, if additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2015, these cash equivalents were approximately $1,062,000. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of March 31, 2015, the change in fair value of our financial instruments would not have been material.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based upon this evaluation, management has concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital resources and the anticipated cash inflows from the January 2015 Joint Venture and License Agreement with G-treeBNT will only be sufficient to fund our operations into the second quarter of 2016.

As of March 31, 2015 we had cash on hand of approximately $1,062,000, which reflects the March 25, 2015 receipt of $500,000 pursuant to the license agreement signed between RegeneRx and ReGenTree “the Joint Venture”. Pursuant to the Joint Venture Agreement G-treeBNT will be responsible for funding the product development and commercialization efforts of the Joint Venture and will hold a majority equity stake in the Joint Venture. With the completion of the Joint Venture Agreement we intend to continue to pursue additional partnering activities, most notably for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications. We estimate that our current cash resources coupled with a second payment of $500,000 expected to be received from ReGenTree within the next twelve months, predicated on the enrollment of the first patient in an ophthalmic trial, will fund our planned operations into the second quarter of 2016. This estimate could change and we may need additional capital in less than 12 months if we undertake additional efforts to support our objectives or the patient enrollment is delayed.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of March 31, 2015, our accumulated deficit totaled approximately $102 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2014 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, we estimate that our existing capital resources, including the money received from G-treeBNT under the January 2015 Joint Venture and License Agreements will be adequate to fund our operations into 2016. This estimate could change and we may need additional capital in less than 12 months if we are able to undertake additional efforts to support our objectives.  Therefore, we continue to seek other sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

In March 2014 we completed two licensing agreements for the development and commercialization of RGN-259 and RGN-137 in certain territories, with G-treeBNT, headquartered outside of Seoul, Korea. In January 2015 we entered into a Joint Venture Agreement with G-tree-BNT and entered into a license agreement with the Joint Venture, pursuant to which granted to the Joint Venture the right to develop and exclusively commercialize RGN-259 in the United States. Although we will share control of the Joint Venture with G-tree BNT, G-treeBNT will have greater control of over the Joint Venture than we will, meaning that G-treeBNT will have significant control over the commercialization of RGN-259.

Historically, G-treeBNT’s business focus has been in the IT software industry in Korea with strong IP positions addressing specific software tools and apps such as optimized multimedia software for smart phones. G-treeBNT made a strategic decision in November 2013 to expand into the biopharmaceutical business through selected strategic alliances with biopharmaceutical companies in the US and EU. The collaboration with RegeneRx is the first strategic investment in this initiative. While G-treeBNT has hired executives and staff with significant pharmaceutical experience, the company had no internal drug development experience. As a result, G-treeBNT may face more and different challenges in the development of these product candidates than would more established pharmaceutical companies.

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

Any changes related to these and other factors could adversely affect our business if and to the extent we enter markets outside the United States. Additionally, we have entered into license agreements with Sigma-Tau Spa, Lee’s Pharmaceutical Limited and G-treeBNT for the development of certain of our product candidates in international markets. As a result, these development activities will be subject to compliance in all respects with local laws and regulations and may be subject to many of the risks described above.

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

For the period from January 1, 2014 through May 8, 2015 the closing price of our common stock has ranged from $0.08 to $0.58, with an average daily trading volume of approximately 99,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

As of March 31, 2015, there were outstanding options to purchase an aggregate of 6,588,711 shares of our common stock under our 2000 and 2010 incentive equity plans at exercise prices ranging from $0.14 per share to $3.21 per share and outstanding warrants to purchase 8,603,048 shares of our common stock at a weighted average exercise price of $0.48 per share. In addition to the outstanding options and warrants we have also issued five series of convertible promissory notes which are presently convertible into an aggregate of 13,683,334 shares of our common stock. In October 2012, we sold convertible promissory notes totaling $300,000 that are convertible into 2,000,000 shares of common stock at a conversion price of $0.15 per share. In October 2014 the maturity date of these notes was extended for an additional three years. In 2013, we sold three additional series of convertible promissory notes, which notes totaled $646,000 and are initially convertible into 10,766,667 shares of common stock at a conversion price of $0.06 per share. In January 2014, we sold a fifth series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes issued in 2013 and January 2014 contain down round provisions under which the conversion prices of these notes could be decreased as a result of future equity offerings below the conversion price of the notes. Pursuant to the March 2014 agreements with G-treeBNT, G-treeBNT had an option to purchase an additional 5.5 million shares of common stock at $0.15 per share on or before January 31, 2015. This option was not exercised and the option has expired. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to the Company’s Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.6 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.1	Joint Venture Agreement between the Company and G-treeBNT Co., Ltd., dated January 28, 2015	Filed herewith+

10.2	License Agreement between the Company and ReGenTree, LLC, dated January 28, 2015	Filed herewith+

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Condensed Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (iv) Notes to Condensed financial statements.	Filed herewith***

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

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

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: May 15, 2015	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)

