Form 10-Q
period 2015-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2015-08-14
CIK 707511

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2015

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to __________________.

Commission file number 001-15070

RegeneRx Biopharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-1253406
(State of Incorporation)	(IRS Employer I.D. Number)

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

101,640,092 shares of common stock, par value $0.001 per share, were outstanding as of August 14, 2015.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2015

Part I – Financial Information

Item 1.	Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)	(See Note 1)
ASSETS
Current assets
Cash and cash equivalents	$562,922	$844,043
Prepaid expenses and other current assets	55,391	86,525
Total current assets	618,313	930,568
Property and equipment, net of accumulated depreciation of $87,132 and $85,392	12,207	12,871
Other assets	5,752	5,752
Total assets	$636,272	$949,191

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$215,164	$232,610
Accrued expenses	206,728	177,009
Total current liabilities	421,892	409,619

Long-Term liabilities
Unearned revenue	895,000	400,000
Convertible promisory note	300,000	300,000
Convertible promisory notes, net of derivative liability	326,932	266,021
Fair value of derivative liability	3,738,670	1,285,170
Total liabilities	5,682,494	2,660,810

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 101,640,092 and 101,316,580 issued and outstanding	101,640	101,317
Additional paid-in capital	98,137,194	97,991,419
Accumulated deficit	(103,285,056)	(99,804,355)
Total stockholders' deficit	(5,046,222)	(1,711,619)
Total liabilities and stockholders' deficit	$636,272	$949,191

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$5,000	$-	$45,000	$-

Operating expenses
Research and development	78,460	149,066	114,931	223,766
General and administrative	477,141	256,947	871,641	545,804
Total operating expenses	555,601	406,013	986,572	769,570
Loss from operations	(550,601)	(406,013)	(941,572)	(769,570)
Interest and other income	24	39	101	42
Interest expense	(43,101)	(46,479)	(85,730)	(92,186)
Change in fair value of derivative	(1,168,334)	233,666	(2,453,500)	(1,482,168)
Net loss	$(1,762,012)	$(218,787)	$(3,480,701)	$(2,343,882)

Basic and diluted net loss per common share	$(0.02)	$(0.00)	$(0.03)	$(0.03)
Weighted average number of common shares outstanding	101,509,149	92,983,247	101,413,396	87,637,943

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

	For the six months ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(3,480,701)	$(2,343,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,740	1,803
Share-based compensation	137,998	110,644
Shares issued as compensation to non-employees	8,100	-
Non-cash interest expense	60,911	67,419
Change in fair value of derivative	2,453,500	1,482,168
Changes in operating assets and liabilities:
Unearned revenue	495,000	-
Prepaid expenses and other current assets	31,134	(53,276)
Accounts payable	(17,446)	(217,265)
Accrued expenses	29,719	65,812
Net cash used in operating activities	(280,045)	(886,577)

Investing activities:
Purchase of property and equipment	(1,076)	-
Net cash used in investing activities	(1,076)	-

Financing activities:
Proceeds from sale of common stock and issuance of warrants	-	1,500,000
Proceeds from issuance of debt	-	55,000
Cash provided by financing activities	-	1,555,000
Net (decrease) increase in cash and cash equivalents	(281,121)	668,423

Cash and cash equivalents at beginning of period	844,043	6,306
Cash and cash equivalents at end of period	$562,922	$674,729

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Fair value of derivative liability at issuance	$-	$55,000

Cashless exercise of warrants	$294	$-

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three and six months ended June 30, 2015 and 2014 (Unaudited)

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

Management Plans to Address Operating Conditions.

On January 28, 2015, we announced that we had entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with G-treeBNT Co., Ltd., a Korean pharma company (“G-treeBNT”) and shareholder of the Company. The Joint Venture Agreement provides for the creation of an entity (the “Joint Venture” or “ReGenTree”), jointly owned by us and G-treeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. G-treeBNT will be responsible for funding all product development and commercialization efforts, and holds a majority interest of ReGenTree that varies depending on development milestones achieved and eventual commercialization path, if successful. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We will receive a total of $1 million in two tranches under the terms of the License Agreement, the first tranche of $500,000 which was received in March 2015 and a second in the amount of $500,000, within forty-five business days after enrollment of the first patient in an ophthalmic trial in the U.S. We are also entitled to royalties as a percentage of net of sales ranging from the mid-single digits to the low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats and certain major decisions within ReGenTree, such as commercialization strategy, mergers, acquisitions, require unanimous consent of the board. In March 2015, RegeneRx’s joint venture partner and licensee, G-treeBNT, received $7.28 million to expand international development of its product candidate, RGN-259 (designated GBT-201 in Korea). The $7.28 million will be used for development of RGN-259/GBT-201 for dry eye syndrome and neurotrophic keratopathy (an orphan indication) in the U.S. through the U.S. joint venture, ReGenTree, LLC.

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

We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tβ4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements (see Note 7) where our partners are responsible to advance development of our product candidates with multiple clinical trials starting in the later part of 2015.

After extending the maturity date of our October 2012 Notes ($300,000 face value) until October 2017, we will need substantial additional funds if we wish to internally advance development of our unlicensed programs and to fund our operations into the second quarter of 2016. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, government grants, or the sale of our company or certain of our intellectual property rights.

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

In order to operate as efficiently and effectively as possible, we continually refine our operating strategy and evaluate new ways to develop Tβ4. Although we have entered strategic partnerships where our partners are responsible for all product development funding, additional financial resources will be needed for continued operations before we will be able to achieve sustained profitability. Consequently, we continually evaluate alternative sources of financing such as the sharing of development costs through strategic collaboration agreements and grants. There can be no assurance that any future financing initiatives will be successful and, if we are not able to obtain sufficient levels of financing, it would delay certain clinical and/or research activities not currently funded by our partners and our financial condition would be materially and adversely affected. Even if we are able to obtain sufficient funding, other factors including competition, dependence on third parties, uncertainty regarding patents, protection of proprietary rights, manufacturing of peptides, and technology obsolescence could have a significant impact on us and our operations.

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

Basis of Presentation.

The accompanying unaudited condensed interim financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the SEC, for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP. The accounting policies underlying our unaudited condensed interim financial statements are consistent with those underlying our audited annual financial statements. These unaudited condensed interim financial statements should be read in conjunction with the audited annual financial statements as of and for the year ended December 31, 2014, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”).

The accompanying December 31, 2014 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or any other future period.

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

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in our accompanying condensed balance sheets.

Variable Interest Entities

The Company has determined that the Joint Venture is a “variable interest entity”, since the total equity investment at risk is not sufficient to permit the Joint Venture to finance its activities without additional subordinated financial support. Further, because of G-treeBNT’s majority equity stake in the Joint Venture, voting control, control of the board of directors, and substantive management rights, and given that the Company does not have the power to direct the Joint Venture’s activities that most significantly impact its economic performance, the Company determined that it is not the primary beneficiary of the Joint Venture and therefore is not required to consolidate the Joint Venture. The Company reports its equity stake in the Joint Venture using the equity method of accounting because, while it does not control the Joint Venture, the Company can exert significant influence over the Joint Ventures activities by virtue of its board representation.

Because the Company is not obligated to fund the Joint Venture, and has not provided any financial support and has no commitment to provide financial support in the future to the Joint Venture, the carrying value of its investment in the Joint Venture is zero. As a result, the Company is not recognizing its share (49%) of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point the Company will reduce its share of the Joint Venture’s net income by its share of previously suspended net losses. As of June 30, 2015, because it has not provided any financial support, the Company has no financial exposure as a result of its variable interest in the Joint Venture.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest, which amends the presentation of debt issuance costs.  These costs will now be presented as a direct reduction from the carrying amount of that debt liability.   The update is effective for financial statements issued for reporting periods beginning after December 15, 2015.  This guidance should be applied on a retrospective basis with disclosures for a change in accounting principle applicable.  The Company has not yet adopted this update and is currently evaluating the impact, if any, it may have on its financial condition and results of operations.

2.	Net Loss per Common Share

Net loss per common share for the three and six month periods ended June 30, 2015 and 2014 is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 22,586,951 shares and 45,374,121 shares in 2015 and 2014, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants.

3.	Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model and amortize that cost over the expected term of the grant. We recognized $109,859 and $27,077 in stock-based compensation expense for the three months ended June 30, 2015 and 2014 and $137,998 and $110,644 for the six months of 2015 and 2014, respectively. We expect to recognize the compensation cost related to non-vested options as of June 30, 2015 of $400,077 over the weighted average remaining recognition period of 1.37 years.

We used the following forward-looking range of assumptions to value the 1,635,000 stock options granted to employees, consultants and directors during the six months ended June 30, 2015 and the 2,060,000 stock options granted to employees, consultants and directors during the six months ended June 30, 2014:

	2015	2014

Dividend yield	0.0%	0.0%
Risk-free rate of return	1.53-1.63%	1.70-1.76%
Expected life in years	4.5 - 4.75	4 - 5
Volatility	92-94%	91-98%
Forfeiture rate	2.6%	2.6%

4.	Income Taxes

As of June 30, 2015, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2015; no changes in settled tax years have occurred through June 30, 2015. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

Level 3 — Unobservable inputs.

As of June 30, 2015 and 2014, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $563,000 and $675,000, respectively, using Level 1 inputs. Our June 30, 2015 and December 31, 2014 balance sheets reflect qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued in March, July and September of 2013 and January 2014 (see Note 6). We evaluated the derivative liability embedded in the series of convertible notes to determine if an adjustment to the carrying value of the liability was required at June 30, 2015 using the following assumptions.

	March 2013	July 2013	Sept 2013	Jan 2014

Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate of return	1.01%	1.01%	1.01%	1.01%
Expected life in years	2.75	3	3.2	3.5
Volatility	111.4%	107.3%	104.3%	102.2%

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the period ended June 30, 2015, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at			Balance at
	March 31,	New	Change in	June 30,
	2015	Issuances	Fair Values	2015

Level 3 -
Derivative liabilities from:
Conversion features
March 2013	$825,000	$-	$375,000	$1,200,000
July 2013	366,667	-	166,667	533,334
September 2013	1,177,000	-	535,000	1,712,000
January 2014	201,669	-	91,667	293,336
Derivative instruments	$2,570,336	$-	$1,168,334	$3,738,670

6.	Convertible Notes

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

In connection with the issuance of the 2012 Notes we also issued warrants to each Investor. The warrants are exercisable for an aggregate of 400,000 shares of common stock with an exercise price of fifteen cents ($0.15) per share for a period of five years. The relative fair value of the warrants issued is $27,097, calculated using the Black-Scholes-Merton valuation model value of $0.07 with an expected and contractual life of 5 years, an assumed volatility of 74.36%, and a risk-free interest rate of 0.77%. The warrants were recorded as additional paid-in-capital and a discount on the 2012 Notes of $27,097. Non-cash interest expense related to the debt discount during the three and six months ended June 30, 2014 totaled $3,341 and $6,682, respectively.

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

In the fourth quarter of 2014, the Company amended the existing October 2012 convertible debt agreement with the lenders, solely to extend the due date of the principal and accrued unpaid until interest October 19, 2017.  No other terms of the original debt were amended or modified, and the lenders did not reduce the borrowed amount or change the interest rate of the debt.  The Company considered the restructuring a troubled debt restructuring as a result of the Company’s financial condition (see Note 1 discussion of management plans to address operating conditions).  At the date of the amendment, all existing debt discounts and deferred financing fees were fully amortized and the amendment did not involve any additional fees paid to the lender or third parties; as such there was no gain recognized as a result of the amendment.

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

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

2012 Notes	$3,738	$7,116	$7,441	$14,157

March 2013 Notes	14,024	14,024	27,894	27,894

July 2013 Notes	4,571	4,571	9,091	9,091

September 2013 Notes	17,340	17,340	34,489	34,489

January 2014 notes	3,428	3,428	6,815	6,555

Total	$43,101	$46,479	$85,730	$92,186

The fair value of the derivative liability is as follows:

	June 30, 2015	December 31, 2014

March 2013 Notes	$1,200,000	$412,500

July 2013 Notes	533,334	183,334

September 2013 Notes	1,712,000	588,500

January 2014 notes	293,336	100,836

Total fair value of derivative liability	$3,738,670	$1,285,170

The change in fair value of derivative liability is as follows:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

March 2013 Notes	375,000	(75,000)	787,500	487,500

July 2013 Notes	166,667	(33,333)	350,000	216,668

September 2013 Notes	535,000	(107,000)	1,123,500	695,500

January 2014 notes	91,667	(18,333)	192,500	82,500

Total change in fair value of derivative	$1,168,334	$(233,666)	$2,453,500	$1,482,168

7.	License agreement

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

Under the License Agreement, the Company received $0.5 million in up-front payments and is also entitled to an additional payment of $0.5 million upon the achievement of certain defined milestones, and to royalties on the Joint Venture’s future sales of products. The Company is accounting for the License Agreement with the Joint Venture as a revenue arrangement. The Company has determined that the deliverables within the License Agreement, including a delivered element (providing the license) and an undelivered element (participation on the joint development committee), do not have stand-alone value and, as such, are treated as a single unit of accounting. As a result, the Company is recognizing the up-front milestone payments as revenue ratably over the anticipated life of the joint development committee, or 25 years. The joint development committee commenced activities as of June 30, 2015 therefore the Company recognized $5,000 of revenue for the license fee. Revenue will be recognized for future royalty payments as they are earned.

8.	Stockholders’ Equity

In April 2015 we entered into a contract with an investor relations firm to provide services for six months. Under the agreement the Company issued 30,000 shares of common stock and recorded $8,100 of associated compensation expense related to these common shares.

In addition, in May 2015 the Company issued 293,512 shares of common stock pursuant to the “cashless” exercise of 957,641 warrants issued in 2010 and 2011.

9.	Commitments

Our current office space lease commitment is through May 2017 and our rental payments for this period are approximately $4,500 per month.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Future Plans

On January 28, 2015, we announced that we entered into a Joint Venture, ReGenTree, LLC (“ReGenTree”), jointly owned by us and G-treeBNT Co., Ltd., a Korean pharma company headquartered in Gyeonggi-do, Korea (“G-treeBNT”) that will commercialize RGN-259 for treatment of patients with dry eye and neurotrophic keratopathy in the United States. G-treeBNT is responsible for funding all product development and commercialization efforts and holds a majority interest of ReGenTree that varies depending on development milestones achieved and eventual commercialization path, if successful. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We will receive a total of $1 million in two tranches under the terms of the License Agreement, the first of which was received in March 2015 and a second in the amount of $500,000, within forty-five business days after enrollment of the first patient in an ophthalmic trial in the U.S. We are also entitled to royalties as a percentage of net of sales ranging from the mid-single digits to the low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats and certain major decisions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require unanimous consent of the board.

In March 2015, RegeneRx’s joint venture partner and licensee, G-treeBNT, received $7.28 million USD to expand international development of its product candidate, RGN-259 (designated GBT-201 in Korea). The $7.28 million will be used for development of RGN-259/GBT-201 for dry eye syndrome and neurotrophic keratopathy in the U.S. through ReGenTree.

Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making significant progress in each territory and are preparing to initiate their clinical trials programs this year. In July, G-treeBNT received permission by the Korean Ministry of Food and Drug Safety to conduct a Phase 2b/3 clinical trial in patients with dry eye syndrome. Also in July, ReGenTree met with the U.S, FDA and is cleared to initiate its Phase 2b/3 clinical in patients with dry-eye syndrome. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for the ophthalmic trials are relatively fast, as opposed to most other clinical efforts, so data should be forthcoming in months, not years, after patients begin enrollment. We believe we should be able to maintain our existing operations at the current level into the second quarter of 2016 while we await results from these trials and continue to seek additional partnership opportunities.

We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tβ4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until the results are obtained from the current ophthalmic clinical trials before moving into the EU with RGN-259, which, if successful, should allow us to obtain a higher value for the asset at that time. We intend to continue to develop RGN-352, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable strategic partner with the resources and capabilities to develop it as we have with RGN-259. Such potential partnership discussions are ongoing.

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

Key outcome measures were as follows:

•	Patients receiving RGN-259 experienced a 325% greater reduction from baseline in central corneal fluorescein staining compared to placebo at the 24 hour recovery period (p = 0.0075). Reduction of fluorescein staining is indicative of a reduction in ocular surface damage of the central cornea;

•	Patients receiving RGN-259 experienced a 257% greater reduction from baseline in exacerbation of superior corneal fluorescein staining in the CAE® chamber as compared to the placebo (p = 0.0210); and

•	Patients receiving RGN-259 experienced a 27.3% greater reduction in exacerbation of ocular discomfort at day 28 during a 75-minute challenge in the CAE chamber compared to the placebo group (p = 0.0244). Reduction indicates that RGN-259 can slow progression of ocular symptoms in patients with dry eye syndrome.

•	Other CAE®-related findings, such as peripheral (combination of the average of superior and inferior) corneal staining reduction, were observed having statistical significance, while others had positive trends after treatment with RGN-259. These observations are in line with the known biological properties and mechanisms of action of RGN-259 reported in various nonclinical studies.

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

The co-primary outcome measures, selected at the outset of this initial Phase 2a exploratory trial, were based on the best available animal data at the time but without the benefit of any actual human clinical experience in dry eye. Therefore, we believe that not having met one of the two co-primary outcome measures at this stage is not as important as identifying statistically significant outcomes that could potentially serve as approvable endpoints in later stage or in pivotal Phase 3 clinical trials. We believe that the statistically significant observation of reduction in central and/or superior corneal staining, as well as symptom improvements observed in the trial and described above, reflect actual patient benefits and would represent acceptable outcome measures to the FDA for use in follow-up Phase 2b or confirmatory pivotal Phase 3 trials. We prepared a clinical study report for submission to the FDA that describes the results of the exploratory Phase 2a clinical trial and the results were published in an appropriate medical journal.

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

Strategic Partnerships

Lee’s Pharmaceuticals. In July 2012, we entered into a License Agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s has filed an investigational new drug application IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. They had informed us that they expected to begin enrollment of the first patient before the end of the second quarter of 2015 and complete the study by the end of the year. However, according to Lee’s, manufacturing questions regarding the source of Tβ4 are currently being addressed with the Chinese FDA, which has caused a delay of the approval to initiate the Phase 2 clinical trial in China. Lee’s is an affiliate of Sigma-Tau, which collectively with its affiliates is our largest stockholder.

G-treeBNT. In March 2014, we entered into a License Agreement with G-treeBNT for the license of RGN-259. G-treeBNT licensed certain development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan) G-treeBNT is currently our second largest shareholder. G-tree filed an IND with the Korean Ministry of Food and Drug Safety to conduct a Phase 2b/3 study with RGN-259 in patients with dry eye syndrome and in July 2015 received approval to conduct the trial. G-tree has informed us that it is targeting the end of the third quarter of 2015 to begin enrolling patients in the clinical trial.

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

ReGenTree expects to initiate the Phase 3 protocol for neurotrophic keratopathy (an orphan indication) in September 2015. ReGenTree has contracted with Ora Inc. (“Ora”), a well know contract research organization (CRO), specializing in ophthalmology, to manage the trial in the U.S. We expected to evaluate 42 patients in the randomized, double-masked, placebo-controlled clinical trial.

ReGenTree has met with the U.S. FDA to discuss its plans for a Phase 2b/3 clinical trial in patients with dry eye syndrome using Ora’s CAE® model. Ora has also been contracted to manage this trial and based on our meeting with the FDA we are planning to begin enrolling patients in this randomized, double-masked, placebo-controlled clinical trial in September 2015.

G-treeBNT has continued building the CMC (chemistry manufacturing controls) dossier required for Phase 3 clinical trials in the U.S. and in Korea. This comprehensive and critical effort ensures that final drug product manufacturing, packaging, stability, purity, reproducibility, etc., meets regulatory guidelines and product specifications.

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

On January 28, 2015, we announced that we entered into a Joint Venture, ReGenTree, LLC (“ReGenTree”), owned by us and G-treeBNT, that will develop and commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States. G-treeBNT will be responsible for funding product development and commercialization efforts, and hold a majority interest of ReGenTree that varies depending on development milestones achieved and eventual commercialization path, if successful. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States.

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

We have entered into a strategic partnership with Defiante Farmaceutica S.A., (“Defiante”), a subsidiary and one of several entities affiliated with Sigma-Tau Group, a leading international pharmaceutical company which collectively comprise our largest shareholder, or Sigma-Tau, for development and marketing of RGN-137 and RGN-352 for specified indications in Europe and other contiguous countries. Defiante merged with Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. in 2013 and Sigma-Tau has recently merged Alfa Wasserman S.p.A., an Italian pharmaceutical company.

Financial Operations Overview

We have never generated product revenues, and we do not expect to generate product revenues until the FDA approves one of our product candidates, if ever, and one or more products are marketed and sold. We expect to invest limited amounts in the furtherance of our current clinical stage programs and are seeking strategic partners to conduct clinical and commercial development of our product candidates. Nonetheless, we will need to generate product revenues in order to ultimately achieve and then maintain profitability. We cannot assure investors that access to capital needed for the clinical stage programs and to seek and support strategic partners will be available when needed, on acceptable terms, or at all.

Most of our expenditures to date have been for research and development, or R&D, activities and general and administrative, or G&A, activities. Historically our R&D costs have included all of the wholly-allocable costs associated with our various clinical programs to date passed through to us by our outsourced vendors. Those costs include manufacturing Tß4 and peptide fragments, formulation of Tß4 into our product candidates, stability studies for both Tß4, and the various formulations, preclinical toxicology, safety and pharmacokinetic studies, clinical trial management, medical oversight, laboratory evaluations, statistical data analysis, regulatory compliance, quality assurance and other related activities. R&D includes cash and non-cash compensation, payroll taxes, travel and other miscellaneous costs of our internal R&D personnel, three persons in total, who are dedicated on a part-time hourly basis to R&D efforts. R&D also includes a proration of our common infrastructure costs for office space and communications. We expense our R&D costs as they are incurred.

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

Results of Operations

Comparison of the three months ended June 30, 2015 and 2014

Revenues. For the three months ended June 30, 2015, we recorded revenue in the amount of $5,000 which reflects the amortization of the upfront license fee over the life of the ReGenTree license agreement of 25 years. We did not record any revenue in the three months ended June 30, 2014.

R&D Expenses. For the three months ended June 30, 2015, our R&D expenses decreased by approximately $71,000, or 47%, to $78,000 from $149,000 for the same period in 2014. The decrease from 2014 reflects the execution of our strategy to out license or partner our development programs, in addition to our entry into the ReGenTree joint venture agreement in 2015. In the first half of 2014 our primary R&D activity was in support of planning activities related to RGN-259 development for neurotrophic keratopathy under the orphan drug designation. Responsibility the development has been transferred to the ReGenTree joint venture. The R&D expenses for both periods reflect our limited development activity and are comprised of compensation, facility, overhead allocation and insurance. The 2015 decrease reflects the absence of costs associated with the 2014 planning activities with decreases seen in personnel (decrease of $19,000), allocations (decrease of $7,000) and R&D consulting (decrease of $69,000) which were offset by an increase in stock option compensation (increase of $24,000). We expect our R&D expenses will remain at low levels unless we decide to reinitiate internal R&D efforts for our unpartnered programs.

G&A Expenses. For the three months ended June 30, 2015, our G&A expenses increased by approximately $220,000, or 86%, to $477,000, from $257,000 for the same period in 2014. The increase was primarily the result of increases in legal costs incurred in association with completing the ReGenTree joint venture agreement and the reinitiating of investor relations communications. Increases are reflected in professional services ($124,000), consulting fees ($25,000), investor relations related expenses ($37,000) and stock option expense ($58,000). These increases were offset by decreases in personnel related expenses ($11,000), and facilities costs ($13,000). The increase in consulting and the decrease in personnel costs reflects the engagement of our prior CFO as a financial consultant as well as the addition of a business development consultant. We expect that our G&A expenses will stabilize as we wait for data from the upcoming clinical trials being conducted by our partners. If we enter into additional partnerships or other business transactions we will incur additional legal and transaction related expenses.

Net Loss. We incurred a net loss of $1,762,012 for the quarter ended June 30, 2015, a significant increase from the net loss of $218,787 recorded in the quarter ended June 30, 2014. In the 2015 period, the increase in net loss resulted primarily from our evaluation of the derivative liability associated with the conversion feature of the debt instruments issued by the company from March 2013 through January 2014. The value of this conversion feature is indexed to the share price of our common stock and increases as our share price increases. The share price of our common stock increased from $0.26 on March 31, 2015 to $0.36 on June 30, 2015, which resulted in an increase in the fair value of our convertible debt derivative component and the recording of an unrealized loss of $1,168,334 for the three months ended June 30, 2015. In the prior year period the share price of our common stock decreased from $0.20 on March 31, 2014 to, $0.18 on June 30, 2014, which resulted in a decrease in the fair value of our convertible debt derivative component and the recording increase in fair value of $233,666 for the three months ended June 30, 2014.

Comparison of the six months ended June 30, 2015 and 2014

Revenues. For the six months ended June 30, 2015, we recorded revenue in the amount of $45,000, $40,000 of this revenue related to the sale of unformulated Tß4 to G-treeBNT for use in their product development work in Korea. There were no associated costs with this transaction as the cost of Tß4 had been expensed in a prior period. We also recorded revenue in the amount of $5,000 which reflects the amortization of the upfront license fee over the life of the ReGenTree license agreement of 25 years. We did not record any revenue in the six months ended June 30, 2014.

R&D Expenses. For the six months ended June 30, 2015, our R&D expenses decreased by approximately $109,000, or 49%, to $114,000 from $224,000 for the same period in 2014. The decrease from 2014 reflects the execution of the our strategy to out license or partner our development programs in addition to our entry into the ReGenTree joint venture agreement in 2015. In the first half of 2014 our primary R&D activity was in support of planning activities related to RGN-259 development for neurotrophic keratopathy under the orphan drug designation. Responsibility the development has been transferred to the ReGenTree joint venture. The R&D expenses for both periods reflect our limited development activity and are comprised of compensation, facility and G&A allocation and insurance. The 2015 decrease reflects the absence of costs associated with the 2014 planning activities with decreases seen in technology license and other (decrease of $9,000), personnel (decrease of $20,000), R&D consulting (decrease of $82,000) and allocations (decrease of $7,000) these decreases were offset by an increase in stock option compensation (increase of $9,000). We expect our R&D expenses will remain at low levels unless we decide to reinitiate internal R&D efforts for our unpartnered programs.

G&A Expenses. For the six months ended June 30, 2015, our G&A expenses increased by approximately $326,000, or 60%, to $872,000, from $546,000 for the same period in 2014. The increase was primarily the result of compensation increases as well as legal costs incurred in association with completing the ReGenTree joint venture agreement. Increases are reflected in professional services (approximately $212,000), personnel costs ($33,000), consulting fees ($39,000), investor relations related expenses ($33,000) and stock option expense ($18,000). The increase in consulting reflects the addition of a business development consultant. These increases were offset by decreases in charitable donations ($5,000) and facilities ($4,000). We expect that our G&A expenses will stabilize as we wait for data from the upcoming clinical trials being conducted by our partners. If we enter into additional partnerships or other business transactions we will incur additional legal and transaction-related expenses.

Net Loss. We incurred a net loss of $3,480,701 for the six months ended June 30. 2015, an increase from the net loss of $2,343,882 recorded in the six months ended June, 2014. In each period a significant portion of the net loss resulted from our evaluation of the derivative liability associated with the conversion feature of the debt instruments issued by the company from March 2013 through January 2014. The value of this conversion feature is indexed to the share price of our common stock and increases as our share price increases. The share price of our common stock has increased from $0.14 on December 31, 2014 to $0.36 on June 30, 2015, which resulted in an increase in the fair value of our convertible debt derivative component and the recording of an unrealized loss of $2,453,500 for the six months ended June 30, 2015. In the prior year period the share price of our common stock increased from $0.05 on December 31, 2013 to $0.18 on June 30, 2014, which resulted in an increase in the fair value of our convertible debt derivative component and the recording of an unrealized loss of $1,482,168 for the six months ended June 30, 2014.

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

We had cash and cash equivalents of approximately $563,000 at June 30, 2015. This amount coupled with a second $500,000 payment that will be triggered by the enrollment of the first patient on a RGN-259 clinical trial conducted by ReGenTree, which is planned to occur in September 2015, should fund our planned operations into the second quarter of 2016. This estimate could change if patient enrollment is delayed. This estimate also does not include receipt of any funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Six Months Ended June 30, 2015 and 2014

Net cash used by operating activities was approximately $280,000 for the six months ended June 30, 2015 compared to approximately $887,000 used in operating activities for the six months ended June 30, 2014. During the first half of 2015 we received $500,000 from ReGenTree pursuant to the license agreement with ReGenTree, our joint venture, which served to reduce the net cash used in operations versus the comparable period when net cash used in operations totaled $887,000, reflecting a material reduction of our accounts payable liability for patent services. During the six months ended June 30, 2014, we received $1,500,000 from the sale of common stock to G-treeBNT in March 2014 and $55,000 in January 2014, representing the net proceeds of the sale of convertible notes as described in Note 6 to our unaudited condensed financial statements included in this report. We did not sell any common stock or issue any convertible notes in the six-month period ending June 30, 2015.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making significant progress in each territory and are prepared to initiate their clinical trials programs this year. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for ophthalmic trials are relatively fast, in comparison to most other clinical efforts, so data should be forthcoming in months, not years, after patients begin enrollment. We, therefore, should be able to maintain our existing operations into the second quarter of 2016 at the current level while we await results from these trials and continue to seek additional partnership opportunities.

We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tβ4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until the results are obtained from the current ophthalmic clinical trials before moving into the EU with RGN-259, which, if successful, should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable strategic partner with the resources and capabilities to develop it as we have with RGN-259. Such potential partnership discussions are ongoing.

Our current cash, together with the second $500,000 payment that will be triggered by the enrollment of the first patient on a RGN-259 clinical trial conducted by ReGenTree, total approximately $1.1 million. Based on our preliminary operating budget, we believe we have funds to last into the second quarter of 2016. This estimate could change if patient enrollment is delayed for the two planned U.S. ophthalmic clinical trials. This estimate also does not include receipt of any funds from grants, new partnerships or the raising of additional capital.

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

Moreover, the duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:

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

Our current facility lease commitment is through May 2017 and our rental payments for this period will be approximately $4,500 per month.

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings in addition to a series of five convertible debt placements from October 2012 to January 2014. In March 2014 we entered into a strategic transaction with G-treeBNT which includes the purchase of approximately 19.6 million shares of common stock by G-treeBNT in two tranches, making G-treeBNT our second largest stockholder. Our largest stockholder group, which we refer to as Sigma-Tau, has historically provided significant equity capital to us, including $200,000 pursuant to the convertible debt placement in October 2012 and $150,000 pursuant to the convertible debt placement in September 2013.

On January 28, 2015, we announced that we entered into a Joint Venture, ReGenTree, owned by us and G-treeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States. G-treeBNT will be responsible for funding product development and commercialization efforts of, and hold a majority interest in, ReGenTree. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We will receive a total of $1 million in two tranches under the terms of the License Agreement: (i) within forty-five business days after closing and (ii) within forty-five business days after enrollment of the first patient in an ophthalmic trial in the U.S. In March 2015, we received the first of the two $500,000 payments under the license agreement. This amount, plus our current cash, coupled with the second $500,000 payment that will be triggered by the enrollment of the first patient on a RGN-259 clinical trial conducted by ReGenTree, which is planned to occur in September 2015, should fund our planned operations into the second quarter of 2016. This estimate could change if patient enrollment is delayed. This estimate also does not include receipt of any funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2015, these cash equivalents were approximately $563,000. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of June 30, 2015, the change in fair value of our financial instruments would not have been material.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based upon this evaluation, management has concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2015 we had cash and cash equivalents on hand of approximately $563,000, which reflects the March 25, 2015 receipt of $500,000 pursuant to the license agreement signed between RegeneRx and ReGenTree “the Joint Venture”. Pursuant to the Joint Venture Agreement G-treeBNT will be responsible for funding the product development and commercialization efforts of the Joint Venture and will hold a majority equity stake in the Joint Venture. With the completion of the Joint Venture Agreement we intend to continue to pursue additional partnering activities, most notably for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications. We estimate that our current cash resources coupled with a second payment of $500,000 expected to be received from ReGenTree in late 2015 predicated on the enrollment of the first patient in an ophthalmic trial, will fund our planned operations into the second quarter of 2016. This estimate could change and we may need additional capital in less than 12 months if we undertake additional efforts to support our objectives or the patient enrollment is delayed.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of June, 2015, our accumulated deficit totaled approximately $103 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2014 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in our annual report, we estimate that our existing capital resources, including the money received from G-treeBNT under the January 2015 Joint Venture and License Agreements will be adequate to fund our operations into the second quarter of 2016. This estimate could change and we may need additional capital in less than 12 months if we are able to undertake additional efforts to support our objectives.  Therefore, we continue to seek other sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Historically, G-treeBNT’s business focus has been in the IT software industry in Korea with strong IP positions addressing specific software tools and apps such as optimized multimedia software for smart phones. G-treeBNT made a strategic decision in November 2013 to expand into the biopharmaceutical business through selected strategic alliances with biopharmaceutical companies in the US and EU. The collaboration with RegeneRx is the first strategic investment in this initiative. While G-treeBNT has hired executives and staff with significant pharmaceutical experience, the company has no internal drug development experience. As a result, G-treeBNT may face more and different challenges in the development of these product candidates than would more established pharmaceutical companies.

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

With respect to our product candidate RGN-259, there are also numerous ophthalmic companies developing drugs for corneal wound healing and other front-of-the-eye diseases and injuries. Amniotic membranes have been successfully used to treat corneal wounds in certain cases, as have topical steroids and antibacterial agents.

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

For the period from January 1, 2014 through August 12, 2015 the closing price of our common stock has ranged from $0.08 to $0.58, with an average daily trading volume of approximately 95,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

As of June 30, 2015, there were outstanding options to purchase an aggregate of 7,096,211 shares of our common stock under our 2000 and 2010 incentive equity plans at exercise prices ranging from $0.14 per share to $2.68 per share and outstanding warrants to purchase 1,807,407 shares of our common stock at a weighted average exercise price of $0.32 per share. In addition to the outstanding options and warrants we have also issued five series of convertible promissory notes which are presently convertible into an aggregate of 13,683,334 shares of our common stock. In October 2012, we sold convertible promissory notes totaling $300,000 that are convertible into 2,000,000 shares of common stock at a conversion price of $0.15 per share. In October 2014 the maturity date of these notes was extended for an additional three years. In 2013, we sold three additional series of convertible promissory notes, which notes totaled $646,000 and are initially convertible into 10,766,667 shares of common stock at a conversion price of $0.06 per share. In January 2014, we sold a fifth series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes issued in 2013 and January 2014 contain down round provisions under which the conversion prices of these notes could be decreased as a result of future equity offerings below the conversion price of the notes. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

On May 4, 2015, we issued 30,000 shares of our common stock, valued at approximately $16,500 to ProActive Capital Resources Group LLC in consideration for investor relations services. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transactions did not involve a public offering.

On May 11, 2015, we issued 249,671 shares of our common stock to Lincoln Park Capital, LLC upon the cashless exercise of a warrant. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transactions did not involve a public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit	Reference*
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith**

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date:	August 14, 2015	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)

