Form 10-Q
period 2015-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2015-11-13
CIK 707511

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Yes ☐ No  ☑

101,640,092 shares of common stock, par value $0.001 per share, were outstanding as of November 13, 2015.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2015

Part I – Financial Information

Item 1. Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)	(See Note 1)
ASSETS
Current assets
Cash and cash equivalents	$659,715	$844,043
Prepaid expenses and other current assets	34,387	86,525
Total current assets	694,102	930,568
Property and equipment, net of accumulated depreciation of $87,963 and $85,392	11,376	12,871
Other assets	5,752	5,752
Total assets	$711,230	$949,191

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$162,310	$232,610
Accrued expenses	192,433	177,009
Total current liabilities	354,743	409,619

Long-Term liabilities
Unearned revenue	1,389,490	400,000
Convertible promisory note	300,000	300,000
Convertible promisory notes, net of derivative liability	357,893	266,021
Fair value of derivative liability	4,439,670	1,285,170
Total liabilities	6,841,796	2,660,810

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 101,640,092 and 101,316,580 issued and outstanding	101,640	101,317
Additional paid-in capital	98,182,402	97,991,419
Accumulated deficit	(104,414,608)	(99,804,355)
Total stockholders' deficit	(6,130,566)	(1,711,619)
Total liabilities and stockholders' deficit	$711,230	$949,191

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$5,510	$-	$50,510	$-

Operating expenses
Research and development	48,714	93,015	162,485	315,521
General and administrative	341,772	320,788	1,214,572	867,853
Total operating expenses	390,486	413,803	1,377,057	1,183,374
Loss from operations	(384,976)	(413,803)	(1,326,547)	(1,183,374)
Interest and other income	-	30	101	73
Interest expense	(43,576)	(46,991)	(129,307)	(139,177)
Change in fair value of derivative	(701,000)	584,166	(3,154,500)	(898,002)
Net income (loss)	$(1,129,552)	$123,402	$(4,610,253)	$(2,220,480)

Basic net income (loss) per common share	$(0.01)	$0.00	$(0.05)	$(0.02)

Diluted net income (loss) per common share	$(0.01)	$0.00	$(0.05)	$(0.02)

Weighted average number of common shares outstanding - basic	101,640,092	95,972,377	101,489,792	90,446,617

Weighted average number of common shares outstanding - diluted	101,640,092	107,655,711	101,489,792	90,446,617

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

	For the nine months ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(4,610,253)	$(2,220,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,571	3,270
Share-based compensation	183,207	135,840
Shares issued as compensation to non-employees	8,100	-
Non-cash interest expense	91,872	101,793
Change in fair value of derivative	3,154,500	898,002
Changes in operating assets and liabilities:
Unearned revenue	989,490	-
Prepaid expenses and other current assets	52,138	(36,144)
Accounts payable	(70,300)	(262,988)
Accrued expenses	15,424	71,941
Net cash used in operating activities	(183,251)	(1,308,766)

Investing activities:
Purchase of property and equipment	(1,077)	(11,606)
Net cash used in investing activities	(1,077)	(11,606)

Financing activities:
Proceeds from sale of common stock and issuance of warrants	-	2,500,000
Proceeds from issuance of debt	-	55,000
Cash provided by financing activities	-	2,555,000

Net (decrease) increase in cash and cash equivalents	(184,328)	1,234,628

Cash and cash equivalents at beginning of period	844,043	6,306
Cash and cash equivalents at end of period	$659,715	$1,240,934

Supplemental Disclosure of Non-Cash Operating and Financing Activities

Fair value of derivative liability at issuance	$-	$55,000

Cashless exercise of warrants	$294	$-

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three and nine months ended September 30, 2015 and 2014 (Unaudited)

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

Management Plans to Address Operating Conditions.

On January 28, 2015, we announced that we had entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with G-treeBNT Co., Ltd., a Korean pharma company (“G-treeBNT”) and shareholder of the Company. The Joint Venture Agreement provides for the creation of an entity, ReGenTree, LLC (the “Joint Venture” or “ReGenTree”), jointly owned by us and G-treeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. G-treeBNT will be responsible for funding all product development and commercialization efforts, and holds a majority interest of ReGenTree that varies depending on development milestones achieved and eventual commercialization path, if successful. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We received a total of $1 million in two tranches under the terms of the License Agreement. The first tranche of $500,000 was received in March 2015 and a second in the amount of $500,000, was received in September 2015. We are also entitled to royalties as a percentage of net sales ranging from the mid-single digits to the low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats and certain major decisions within ReGenTree, such as commercialization strategy, mergers, acquisitions, require unanimous consent of the board. In March 2015, RegeneRx’s joint venture partner and licensee, G-treeBNT reported that it received $7.28 million to expand international development of the product candidate, RGN-259 (designated GBT-201 in Korea). The $7.28 million will be used for development of RGN-259/GBT-201 for dry eye syndrome and neurotrophic keratopathy in the U.S. through the U.S. joint venture, ReGenTree, LLC.

Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making significant progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for these ophthalmic trials are relatively fast, as opposed to most other clinical efforts, so data, from the two U.S. trials should be forthcoming in early 2016. We believe we should be able to maintain our existing operations at the current level while we await results from these trials and continue to seek additional partnership opportunities.

In September 2015, ReGenTree began a Phase 2b/3 clinical trial in patients with dry eye syndrome (“DES”) and a Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”) in the U.S. As of October 21, 2015, the DES trial had enrolled over 125 of the planned 350 patients in the first month of the trial. The NK trial, a smaller study in an orphan population, has enrolled several patients thus far with a goal of 46. Both trials are progressing as planned and are expected to be completed in early 2016 with results reported thereafter.

Lee's Pharmaceutical Ltd. (“Lee’s”), RegeneRx's licensee in China, Hong Kong, Macau and Taiwan, recently received notice from China's FDA (“CFDA”) declining its investigational new drug (“IND”) application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tβ4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. Due to this unexpected regulatory hurdle, Lee's plans to modify its clinical program to conduct the Phase 2b dry eye trial in Hong Kong and Taiwan using the Tβ4 supplied by RegeneRx while awaiting the manufacturing of Tβ4 in China for a subsequent Phase 3 registration trial. The start of the Hong Kong/Taiwan trial is expected in the first half of 2016. Under this revised strategy, Lee's believes it should be able to begin a Phase 3 registration trial in China sooner, rather than waiting on the production of Tβ4 in China before initiating a Phase 2b trial.

G-treeBNT, RegeneRx's licensee in Korea, Australia, Japan and a number of other countries in Asia, recently received permission from the Korean Ministry of Food and Drug Safety (“MFDS”) to begin its Phase 2b/3 clinical trial for dry eye syndrome in Korea. Given its immediate focus on the two U.S. trials, G-treeBNT is considering the best timing for the Korean trial.

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

We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tβ4-based product candidates over multiple indications. To fund further development and clinical trials we have entered into a series of strategic partnerships under licensing and joint venture agreements (see Note 7) where our partners are responsible for advancing development of our product candidates with multiple clinical trials starting in the later part of 2015.

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

The accompanying December 31, 2014 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or any other future period.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”).

Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period, and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for fair value measurements in connection with derivative liabilities, clinical trial accruals and stock-based arrangements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

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

Because the Company is not obligated to fund the Joint Venture, and has not provided any financial support and has no commitment to provide financial support in the future to the Joint Venture, the carrying value of its investment in the Joint Venture is zero. As a result, the Company is not recognizing its share (49%) of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point the Company will reduce its share of the Joint Venture’s net income by its share of previously suspended net losses. As of September 30, 2015, because it has not provided any financial support, the Company has no financial exposure as a result of its variable interest in the Joint Venture.

Research and Development

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

Cost of Preclinical Studies and Clinical Trials

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued.  The standard is effective for the Company’s reporting year beginning January 1, 2016 and early adoption is not permitted. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The standard is effective for the Company’s reporting year beginning December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

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

2.	Net Income (Loss) per Common Share

Net income (loss) per common share for the three and nine month periods ended September 30, 2015 and 2014 is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 22,556,951 shares and 36,401,032 shares in 2015 and 2014, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants.

3.	Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model and amortize that cost over the expected term of the grant. We recognized $45,209 and $25,196 in stock-based compensation expense for the three months ended September 30, 2015 and 2014 and $183,207 and $135,840 for the nine months of 2015 and 2014, respectively. We expect to recognize the compensation cost related to non-vested options as of September 30, 2015 of $354,868 over the weighted average remaining recognition period of 1.12 years.

We used the following forward-looking range of assumptions to value the 1,635,000 stock options granted to employees, consultants and directors during the nine months ended September 30, 2015 and the 2,060,000 stock options granted to employees, consultants and directors during the nine months ended September 30, 2014:

	2015	2014

Dividend yield	0.0%	0.0%
Risk-free rate of return	1.53-1.63%	1.70-1.76%
Expected life in years	4.5 - 4.75	4 - 5
Volatility	92-94%	91-98%
Forfeiture rate	2.6%	2.6%

4.	Income Taxes

As of September 30, 2015, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2015; no changes in settled tax years have occurred through September 30, 2015. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

Level 3 — Unobservable inputs.

As of September 30, 2015 and December 31, 2014, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $660,000 and $844,000, respectively, using Level 1 inputs. Our September 30, 2015 and December 31, 2014 balance sheets reflect qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued in March, July and September of 2013 and January 2014 (see Note 6). We evaluated the derivative liability embedded in the series of convertible notes to determine if an adjustment to the carrying value of the liability was required at September 30, 2015 using the following assumptions.

	March 2013	July 2013	Sept 2013	Jan 2014

Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate of return	0.92%	0.92%	0.92%	0.92%
Expected life in years	2.5	2.75	2.95	3.25
Volatility	114.5%	109.6%	108.2%	104.4%

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the three-month period ended September 30, 2015, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at			Balance at
	June 30,	New	Change in	September 30,
	2015	Issuances	Fair Values	2015

Level 3 -
Derivative liabilities from:
Conversion features
March 2013	$1,200,000	$-	$225,000	$1,425,000
July 2013	533,334	-	100,000	633,334
September 2013	1,712,000	-	321,000	2,033,000
January 2014	293,336	-	55,000	348,336
Derivative instruments	$3,738,670	$-	$701,000	$4,439,670

6.	Convertible Notes

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

In connection with the issuance of the 2012 Notes we also issued warrants to each Investor. The warrants are exercisable for an aggregate of 400,000 shares of common stock with an exercise price of fifteen cents ($0.15) per share for a period of five years. The relative fair value of the warrants issued is $27,097, calculated using the Black-Scholes-Merton valuation model value of $0.07 with an expected and contractual life of 5 years, an assumed volatility of 74.36%, and a risk-free interest rate of 0.77%. The warrants were recorded as additional paid-in-capital and a discount on the 2012 Notes of $27,097. Non-cash interest expense related to the debt discount during the three and nine months ended September 30, 2014 totaled $720 and $7,513, respectively.

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

The Company has evaluated the terms of the March 2013 Notes, which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the March 2013 Notes.  The adjustment would reduce the conversion price of the March 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related March 2013 Notes have been settled. The bifurcated liability of $225,000 was recorded on the date of issuance which resulted in a residual debt value of $0.  The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

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

The Company has evaluated the terms of the July 2013 Notes, which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the July 2013 Notes.  The adjustment would reduce the conversion price of the July 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related July 2013 Notes have been settled.  The bifurcated liability of $66,667 was recorded on the date of issuance which resulted in a residual debt value of $33,333. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

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

The Company has evaluated the terms of the September 2013 Notes, which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the September 2013 Notes.  The adjustment would reduce the conversion price of the September 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related September 2013 Notes have been settled.  The bifurcated liability of $267,500 was recorded on the date of issuance which resulted in a residual debt value of $53,500. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

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

The Company has evaluated the terms of the January 2014 Notes, which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the January 2014 Notes.  The adjustment would reduce the conversion price of the January 2014 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related January 2014 Notes have been settled.  The bifurcated liability of $55,000 was recorded on the date of issuance which resulted in a residual debt value of $0. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

2012 Notes	$3,778	$7,193	$11,482	$21,352

March 2013 Notes	14,178	14,178	42,072	42,072

July 2013 Notes	4,624	4,624	13,712	13,712

September 2013 Notes	17,530	17,530	52,020	52,020

January 2014 notes	3,466	3,466	10,021	10,021

Total	$43,576	$46,991	$129,307	$139,177

The fair value of the derivative liability is as follows:

	September 30, 2015	December 31, 2014

March 2013 Notes	$1,425,000	$412,500

July 2013 Notes	633,334	183,334

September 2013 Notes	2,033,000	588,500

January 2014 notes	348,336	100,836

Total fair value of derivative liability	$4,439,670	$1,285,170

The change in fair value of derivative liability is as follows:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

March 2013 Notes	$225,000	$(187,500)	$1,012,500	$300,000

July 2013 Notes	100,000	(83,333)	450,000	133,334

September 2013 Notes	321,000	(267,500)	1,444,500	428,000

January 2014 notes	55,000	(45,833)	247,500	36,668

Total change in fair value of derivative	$701,000	$(584,166)	$3,154,500	$898,002

7.	License agreement

Joint Venture Agreement with G-treeBNT

On January 28, 2015, the Company entered into the Joint Venture Agreement with G-treeBNT, a shareholder in the Company. The Joint Venture Agreement provides for the creation of the Joint Venture, jointly owned by the Company and G-treeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States.

G-treeBNT is solely responsible for funding all the product development and commercialization efforts of the Joint Venture. G-treeBNT made an initial contribution of $3 million in cash and received an initial equity stake of 51%. G-treeBNT’s equity stake may increase upon the Joint Venture achieving certain product development milestones (including receipt of a new drug application (“NDA”) by the U.S. FDA) and the additional funding by G-treeBNT.

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

Under the License Agreement, the Company received $1.0 million in up-front payments and is entitled to receive royalties on the Joint Venture’s future sales of products. The Company is accounting for the License Agreement with the Joint Venture as a revenue arrangement. The Company has determined that the deliverables within the License Agreement, including a delivered element (providing the license) and an undelivered element (participation on the joint development committee), do not have stand-alone value and, as such, are treated as a single unit of accounting. As a result, the Company is recognizing the up-front milestone payments as revenue ratably over the anticipated life of the joint development committee, or 25 years. The joint development committee commenced activities as of April 1, 2015 therefore the Company has begun recognizing the revenue for the license fee. Revenue will be recognized for future royalty payments as they are earned.

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

Business Overview

We are a biopharmaceutical company focused on the development of a novel therapeutic peptide, Thymosin beta 4, or Tβ4, for tissue and organ protection, repair, and regeneration. We have formulated §5.15 into three distinct product candidates in clinical development:

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

Future Plans

On January 28, 2015, we announced that we had entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with G-treeBNT Co., Ltd., a Korean pharma company (“G-treeBNT”) and shareholder of the Company. The Joint Venture Agreement provides for the creation of an entity, ReGenTree, LLC (the “Joint Venture” or “ReGenTree”), jointly owned by us and G-treeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. G-treeBNT will be responsible for funding all product development and commercialization efforts, and holds a majority interest of ReGenTree that varies depending on development milestones achieved and eventual commercialization path, if successful. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We received a total of $1 million in two tranches under the terms of the License Agreement. The first tranche of $500,000 was received in March 2015 and a second in the amount of $500,000, was received in September 2015. We are also entitled to royalties as a percentage of net sales ranging from the mid-single digits to the low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats and certain major decisions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require unanimous consent of the board. In March 2015, RegeneRx’s joint venture partner and licensee, G-treeBNT reported that it received $7.3 million to expand international development of the product candidate, RGN-259 (designated GBT-201 in Korea). The $7.3 million will be used for development of RGN-259/GBT-201 for dry eye syndrome and neurotrophic keratopathy in the U.S. through the U.S. joint venture, ReGenTree, LLC.

Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making significant progress in each territory and are prepared to initiate their clinical trials programs this year. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for these ophthalmic trials are relatively fast in comparison to most other clinical efforts, so data for the two U.S. trials should be forthcoming in early 2016. We believe we should be able to maintain our existing operations at the current level while we await results from these trials and continue to seek additional partnership opportunities.

In September 2015, ReGenTree began a Phase 2b/3 clinical trial in patients with dry eye syndrome (“DES”) and a Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”) in the U.S. As of October 21, 2015, the DES trial had enrolled over 125 of the planned 350 patients in the first month of the trial. The NK trial, a smaller study in an orphan population, has enrolled several patients thus far with a goal of 46. Both trials are progressing as planned and are expected to be completed in early 2016 with results reported thereafter. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for the ophthalmic trials are relatively fast, as opposed to most other clinical efforts, so data should be forthcoming in months, not years, after patients begin enrollment. We believe we should be able to maintain our existing operations at the current level into the second quarter of 2016 while we await results from these trials and continue to seek additional partnership opportunities.

Lee's Pharmaceutical Ltd. (“Lee’s”), RegeneRx's licensee in China, Hong Kong, Macau and Taiwan, recently received notice from China's FDA (CFDA) declining its investigational new drug (IND) application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tβ4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. Due to this unexpected regulatory hurdle, Lee's plans to modify its clinical program to conduct the Phase 2b dry eye trial in Hong Kong and Taiwan using the Tβ4 supplied by RegeneRx while awaiting the manufacturing of Tβ4 in China for a subsequent Phase 3 registration trial. Start of the Hong Kong/Taiwan trial is expected in the first half of 2016. Under this revised strategy, Lee's believes it should be able to begin a Phase 3 registration trial in China sooner, rather than waiting on the production of Tβ4 in China before initiating a Phase 2b trial.

G-treeBNT, RegeneRx's licensee in Korea, Australia, Japan and a number of other countries in Asia, recently received permission from the Korean Ministry of Food and Drug Safety (“MFDS”) to begin its Phase 2b/3 clinical trial for dry eye syndrome in Korea. Given its immediate focus on the two U.S. trials, G-treeBNT is considering the best timing for the Korean trial.

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

Strategic Partnerships

Lee’s Pharmaceuticals. In July 2012, we entered into a License Agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s has filed an investigational new drug application IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's recently informed us that it received notice from China's FDA (CFDA) declining its investigational new drug (IND) application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tβ4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. Due to this unexpected regulatory hurdle, Lee's plans to modify its clinical program to conduct the Phase 2b dry eye trial in Hong Kong and Taiwan using the Tβ4 supplied by RegeneRx while awaiting the manufacturing of Tβ4 in China for a subsequent Phase 3 registration trial. Start of the Hong Kong/Taiwan trial is expected in the first half of 2016. Under this revised strategy, Lee's believes it should be able to begin a Phase 3 registration trial in China sooner rather than waiting on the production of Tβ4 in China before initiating a Phase 2b trial.

G-treeBNT. In March 2014, we entered into a License Agreement with G-treeBNT for the license of RGN-259. G-treeBNT licensed certain development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan). G-treeBNT is currently our second largest shareholder. G-tree filed an IND with the Korean Ministry of Food and Drug Safety to conduct a Phase 2b/3 study with RGN-259 in patients with dry eye syndrome and in July 2015 received approval to conduct the trial. G-tree has informed us that given its immediate focus on the two U.S. trials, it is considering the best timing for the Korean trial.

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

In September 2015, ReGenTree began a Phase 2b/3 clinical trial in patients with dry eye syndrome (“DES”) and the Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”) in the U.S. As of the end of October 2015, the DES trial has enrolled over 125 of the 350 patients in the first month of the trial. The NK trial, a smaller study in an orphan population, has enrolled several patients thus far with a goal of 46. Both trials are progressing as planned and are expected to be completed in early 2016 with results reported thereafter. G-treeBNT has developed the CMC (chemistry manufacturing controls) dossier required for Phase 3 clinical trials in the U.S. and in Korea. This comprehensive and critical effort ensures that final drug product manufacturing, packaging, stability, purity, reproducibility, etc., meets regulatory guidelines and product specifications.

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

In addition to the potential application of RGN-352 for the treatment of cardiovascular disease, preclinical research published in the scientific journals Neuroscience and the Journal of Neurosurgery, among others, indicates that RGN-352 may also prove useful for patients with multiple sclerosis, or MS, as well as patients suffering a stroke, traumatic brain injury, peripheral neuropathy, or spinal cord injury. In these preclinical studies, the administration of Tβ4 resulted in regeneration of neuronal tissue by promoting remyelination of axons and stimulating oligodendrogenesis, resulting in improvement of neurological functional activity. In 2012, researchers studying Tβ4 under a material transfer agreement (MTA) found that Tβ4 had beneficial effects in animal models of peripheral neuropathy, one of the major complications of diabetes. This research was published in the journal of Neurobiology of Disease in 2012 and appears to corroborate previous findings using Tβ4 for repair of central nervous system disorders. We are discussing possible partnership opportunities with companies interested in developing RGN-352 for this indication.

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

In January 2009, we reported final data from this trial. RGN-137 was well-tolerated at all three dose levels studied, with no dose-limiting adverse events, which achieved the primary objective of the study. As for efficacy, all Tβ4 doses performed similarly compared to placebo, with no statistically significant efficacy results. However, patients treated with the middle dose showed a 17% improvement of wound healing, which was the highest rate among the three active doses evaluated. The improvement in ulcer healing in this middle dose group following nine weeks of treatment was equal to the improvement in patients treated with placebo after 12 weeks of treatment. A follow-on evaluation, reported at the 3rd International Symposium on the Thymosins in Health and Disease in March 2012, showed that for those pressure ulcer patients’ wounds that healed, RGN-137 mid dose (0.02% Tβ4 gel product) accelerated wound closure with a median time to healing of 22 days as compared to 57 days for the placebo. Although those results are clinically significant, they were not statistically significant.

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

We have entered into a strategic partnership with Defiante Farmaceutica S.A., (“Defiante”), a subsidiary and one of several entities affiliated with Sigma-Tau Group, a leading international pharmaceutical company which collectively comprise our largest shareholder, or Sigma-Tau, for development and marketing of RGN-137 and RGN-352 for specified indications in Europe and other contiguous countries. Defiante merged with Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. in 2013 and Sigma-Tau has recently merged with Alfa Wasserman S.p.A., an Italian pharmaceutical company. Currently, there is no ongoing development of our products by Alfa Wasserman.

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

Most of our expenditures to date have been for research and development, or R&D, activities and general and administrative, or G&A, activities. Historically our R&D costs have included all of the wholly-allocable costs associated with our various clinical programs to date passed through to us by our outsourced vendors. Those costs include manufacturing Tβ4 and peptide fragments, formulation of Tβ4 into our product candidates, stability studies for both Tβ4, and the various formulations, preclinical toxicology, safety and pharmacokinetic studies, clinical trial management, medical oversight, laboratory evaluations, statistical data analysis, regulatory compliance, quality assurance and other related activities. R&D includes cash and non-cash compensation, payroll taxes, travel and other miscellaneous costs of our internal R&D personnel, three persons in total, who are dedicated on a part-time hourly basis to R&D efforts. R&D also includes a proration of our common infrastructure costs for office space and communications. We expense our R&D costs as they are incurred.

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

Results of Operations

Comparison of the three months ended September 30, 2015 and 2014

Revenues. For the three months ended September 30, 2015, we recorded revenue in the amount of $5,510 which reflects the amortization of the upfront license fee over the life of the ReGenTree license agreement of 25 years. We did not record any revenue in the three months ended September 30, 2014.

R&D Expenses. For the three months ended September 30, 2015, our R&D expenses decreased by approximately $44,000, or 48%, to $49,000 from $93,000 for the same period in 2014. The decrease from 2014 reflects the execution of our strategy to out license or partner our development programs, in addition to our entry into the ReGenTree joint venture agreement in 2015. In the first half of 2014 our primary R&D activity was in support of planning activities related to RGN-259 development for neurotrophic keratopathy under the orphan drug designation. Responsibility for the development has been transferred to the ReGenTree joint venture. The R&D expenses for both periods reflect our limited development activity and are comprised of compensation, facility, overhead allocation and insurance. The 2015 decrease reflects the absence of costs associated with the 2014 planning activities with decreases seen in personnel (decrease of $20,000), R&D consulting (decrease of $20,000), and stock option compensation (decrease of $5,000). We expect our R&D expenses will remain at low levels unless we decide to reinitiate internal R&D efforts for our unpartnered programs.

G&A Expenses. For the three months ended September 30, 2015, our G&A expenses increased by approximately $21,000, or 7%, to $342,000, from $321,000 for the same period in 2014. The increase was primarily the result of personnel costs (increase $27,000), legal expenses (increase of $20,000), and investor relations and corporate seminars (increase of $20,000). The increases were offset by consulting expenses (decrease of $30,000) and stock compensation (decrease of $15,000). We expect that our G&A expenses will stabilize as we wait for data from the upcoming clinical trials being conducted by our partners. If we enter into additional partnerships or other business transactions we will incur additional legal and transaction related expenses.

Net Loss. We incurred a net loss of $1,129,552 for the quarter ended September 30, 2015, a significant increase in losses from the net income of $123,402 recorded in the quarter ended September 30, 2014. In the 2015 period, the increase in net loss resulted primarily from our evaluation of the derivative liability associated with the conversion feature of the debt instruments issued by the company from March 2013 through January 2014. The value of this conversion feature is indexed to the share price of our common stock and increases as our share price increases. The share price of our common stock increased from $0.36 on June 30, 2015 to $0.42 on September 30, 2015, which resulted in an increase in the fair value of our convertible debt derivative component and the recording of an unrealized loss of $701,000 for the three months ended September 30, 2015. In the prior year period the share price of our common stock decreased from $0.18 on June 30, 2014 to $0.13 on September 30, 2014, which resulted in a decrease in the fair value of our convertible debt derivative component of $584,167 for the three months ended September 30, 2014 which resulted in net income for the quarter.

Comparison of the nine months ended September 30, 2015 and 2014

Revenues. For the nine months ended September 30, 2015, we recorded revenue in the amount of $50,510, $40,000 of this revenue related to the sale of unformulated Tβ4 to G-treeBNT for use in their product development work in Korea. There were no associated costs with this transaction as the cost of Tβ4 had been expensed in a prior period. We also recorded revenue in the amount of $10,510 which reflects the amortization of the upfront license fee over the life of the ReGenTree license agreement of 25 years. We did not record any revenue in the nine months ended September 30, 2014.

R&D Expenses. For the nine months ended September 30, 2015, our R&D expenses decreased by approximately $153,000, or 49%, to $162,000 from $315,000 for the same period in 2014. The decrease from 2014 reflects the execution of the our strategy to out license or partner our development programs in addition to our entry into the ReGenTree joint venture agreement in 2015. In the first half of 2014 our primary R&D activity was in support of planning activities related to RGN-259 development for neurotrophic keratopathy under the orphan drug designation. Responsibility for the development has been transferred to the ReGenTree joint venture. The R&D expenses for both periods reflect our limited development activity and are comprised of compensation, facility and G&A allocation and insurance. The 2015 decrease reflects the absence of costs associated with the 2014 planning activities with decreases seen in technology license and other (decrease of $10,000), personnel (decrease of $43,000), R&D consulting (decrease of $107,000) and allocations (decrease of $7,000) these decreases were offset by an increase in stock option compensation (increase of $14,000). We expect our R&D expenses will remain at low levels unless we decide to reinitiate internal R&D efforts for our unpartnered programs.

G&A Expenses. For the nine months ended September 30, 2015, our G&A expenses increased by approximately $347,000, or 40%, to $1,215,000, from $868,000 for the same period in 2014. The increase was primarily the result of compensation increases as well as legal costs incurred in association with completing the ReGenTree joint venture agreement. Increases are reflected in professional services (approximately $184,000), personnel costs ($4,000), consulting fees ($67,000), investor relations related expenses ($64,000), insurance ($10,000), allocations ($7,000) and stock option expense ($33,000). The increase in consulting reflects the addition of a business development consultant. These increases were offset by decreases in charitable donations ($5,000) and facilities ($18,000). We expect that our G&A expenses will stabilize as we wait for data from the upcoming clinical trials being conducted by our partners. If we enter into additional partnerships or other business transactions we will incur additional legal and transaction-related expenses.

Net Loss. We incurred a net loss of $4,610,253 for the nine months ended September 30. 2015, an increase from the net loss of $2,220,480 recorded in the nine months ended September 30, 2014. In each period a significant portion of the net loss resulted from our evaluation of the derivative liability associated with the conversion feature of the debt instruments issued by the company from March 2013 through January 2014. The value of this conversion feature is indexed to the share price of our common stock and increases as our share price increases. The share price of our common stock has increased from $0.14 on December 31, 2014 to $0.42 on September 30, 2015, which resulted in an increase in the fair value of our convertible debt derivative component and the recording of an unrealized loss of $3,154,500 for the nine months ended September 30, 2015. In the prior year period the share price of our common stock increased from $0.05 on December 31, 2013 to $0.13 on September 30, 2014, which resulted in an increase in the fair value of our convertible debt derivative component and the recording of an unrealized loss of $898,002 for the nine months ended September 30, 2014.

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

We had cash and cash equivalents of approximately $660,000 at September 30, 2015. This amount should fund our planned operations into the second quarter of 2016. This estimate also does not include receipt of any funds from grants, new partnerships or the raising of additional capital, which will be required to operate through 2016. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Nine Months Ended September 30, 2015 and 2014

Net cash used by operating activities was approximately $183,000 for the nine months ended September 30, 2015 compared to approximately $1,309,000 used in operating activities for the nine months ended September 30, 2014. During 2015 we have received $1,000,000 from ReGenTree pursuant to the license agreement with ReGenTree, our joint venture, which served to reduce the net cash used in operations versus the comparable period when net cash used in operations totaled $1,309,000, reflecting a material reduction of our accounts payable for patent services. During the nine months ended September 30, 2014, we received $2,500,000 from the sale of common stock to G-treeBNT in March and August 2014 and $55,000 in January 2014, representing the net proceeds of the sale of convertible notes as described in Note 6 to our unaudited condensed financial statements included in this report. We did not sell any common stock or issue any convertible notes in the nine-month period ending September 30, 2015.

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

Our current cash is approximately $660,000. Based on our operating budget, we believe we have funds to last into the second quarter of 2016. This estimate could change depending upon the nature and timing of our expenditures. This estimate also does not include receipt of any funds from grants, new partnerships or the raising of additional capital, which will be required to operate through 2016.

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

Sources of Liquidity

On January 28, 2015, we announced that we entered into a Joint Venture, ReGenTree, LLC, owned by us and G-treeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States. G-treeBNT will be responsible for funding product development and commercialization efforts of, and hold a majority interest in, ReGenTree. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We have received a total of $1 million in two tranches under the terms of the License Agreement. We believe we should have enough funding for our planned operations into the second quarter of 2016. This estimate also does not include receipt of any funds from grants, new partnerships or the raising of additional capital if the market climate warrants. We will need to secure additional capital to operate through 2016. Additionally, we continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

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

We have a license agreement with Sigma-Tau that provides the opportunity for us to receive milestone payments upon specified events and royalty payments in connection with commercial sales of RGN-137 and RGN-352 for specified indications in Europe and other contiguous countries. However, we have not received any milestone payments to date, and there can be no assurance that we will be able to attain such milestones and generate any such payments under the agreement. Moreover, Sigma-Tau has recently merged with Alfa Wasserman, S.p.A. and we are not aware of any development activities ongoing with our product candidates.

We also have entered into a license agreement with Lee’s Pharmaceuticals that provides for the opportunity for us to receive milestone payments upon specified events and royalty payments in connection with any commercial sales of Tβ4-based products in China, Hong Kong, Macau and Taiwan. However, there are no assurances that we will be able to attain any such milestones or generate any such royalty payments under the agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2015, these cash equivalents were approximately $660,000. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of September 30, 2015, the change in fair value of our financial instruments would not have been material.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based upon this evaluation, management has concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2015 we had cash and cash equivalents on hand of approximately $660,000, which reflects a total of $1,000,000 received in 2015 pursuant to the license agreement signed between RegeneRx and ReGenTree “the Joint Venture”. Under the Joint Venture Agreement G-treeBNT will be responsible for funding the product development and commercialization efforts of the Joint Venture and will hold a majority equity stake in the Joint Venture. With the completion of the Joint Venture Agreement we intend to continue to pursue additional partnering activities, most notably for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications. We estimate that our current cash resources will fund our planned operations into the second quarter of 2016. This estimate could change and we may need additional capital, which will be required to operate through 2016.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tβ4. As of September 30, 2015, our accumulated deficit totaled approximately $104 million.

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

Our current primary business focus is the development of Tβ4, and its analogues, derivatives and fragments, for the regeneration and accelerated repair of damaged tissue from non-healing dermal and corneal wounds, cardiac injury, central/peripheral nervous system diseases and other conditions, as well as an improvement in various functions, such as, but not limited to, cardiac and neurological. Unlike many pharmaceutical companies that have a number of unique chemical entities in development, we are dependent on a single molecule, formulated for different routes of administration and different clinical indications, for our potential commercial success. As a result, any common safety or efficacy concerns for Tβ4-based products that cross formulations would have a much greater impact on our business prospects than if our product pipeline were more diversified.

We may never be able to commercialize our product candidates.

Although Tβ4 has shown biological activity in in vitro studies and in vivo animal models and while we observed clinical activity and efficacious outcomes in our recent RGN-259 Phase 2a trial and earlier Phase 2 dermal trials, we cannot assure you that our product candidates will exhibit activity or importance in humans in large-scale trials. Our drug candidates are still in research and development, and we do not expect them to be commercially available for the foreseeable future, if at all. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These include the possibility that the potential products may:

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

Clinical trials for product candidates such as ours are often conducted with patients who have more advanced forms of a particular condition or other unrelated conditions. For example, in clinical trials for our product candidate RGN-137, we have studied patients who are not only suffering from chronic epidermal wounds but who are also older and much more likely to have other serious adverse conditions. During the course of treatment with our product candidates, patients could die or suffer other adverse events for reasons that may or may not be related to the drug candidate being tested. Further, and as a consequence that all of our drug candidates are based on Tβ4, crossover risk exists such that a patient in one trial may be adversely impacted by one drug candidate, and that adverse event may have implications for our other trials and other drug candidates. However, even if unrelated to our product candidates, such adverse events can nevertheless negatively impact our clinical trials, and our business prospects would suffer.

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

We have only limited resources, experience with and capacity to conduct requisite testing and clinical trials of our drug candidates. As a result, we rely and expect to continue to rely on third-party service providers and collaborators, including corporate partners, licensors and contract research organizations, or CROs, to perform a number of activities relating to the development of our drug candidates, including the design and conduct of clinical trials, and potentially the obtaining of regulatory approvals. For example, we currently rely on several third-party contractors to manufacture and formulate Tβ4 into the product candidates used in our clinical trials, develop assays to assess Tβ4’s effectiveness in complex biological systems, recruit clinical investigators and sites to participate in our trials, manage the clinical trial process and collect, evaluate and report clinical results.

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

Our product candidates, all of which are based on the molecule Tβ4, are new and unproven and there is no guarantee that health care providers or patients will be interested in our product candidates, even if they are approved for use. If any of our product candidates are approved by the FDA, our success will depend in part on our ability to demonstrate sufficient clinical benefits, reliability, safety, and cost effectiveness of our product candidates relative to other approaches, as well as on our ability to continue to develop our product candidates to respond to competitive and technological changes. If the market does not accept our product candidates, when and if we are able to commercialize them, then we may never become profitable. Factors that could delay, inhibit or prevent market acceptance of our product candidates may include:

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

We do not own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We currently rely, and expect to continue to rely, primarily on peptide manufacturers to supply us with Tβ4 for further formulation into our product candidates. We have historically engaged three separate smaller drug formulation contractors for the formulation of clinical grade product candidates, one for each of our three product candidates in clinical development, although, as described in this report, the contractor we engaged for RGN-352 has filed for bankruptcy and closed its manufacturing facility, and our clinical trial involving RGN-352 has been placed on clinical hold. We currently do not have an alternative source of supply for either Tβ4 or the individual drug candidates. If these suppliers, together or individually, are not able to supply us with either Tβ4 or individual product candidates on a timely basis, in sufficient quantities, at acceptable levels of quality and at a competitive price, or if we are unable to identify a replacement manufacturer to perform these functions on acceptable terms as needed, our development programs could be seriously jeopardized.

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

Our ability to reduce our liability exposure for human clinical trials and commercial sales, if any, of Tβ4 is dependent in part on our ability to obtain sufficient product liability insurance or to collaborate with third parties that have adequate insurance. Although we intend to obtain and maintain product liability insurance coverage if we gain approval to market any of our product candidates, we cannot guarantee that product liability insurance will continue to be available to us on acceptable terms, or at all, or that its coverage will be sufficient to cover all claims against us. A product liability claim, even one without merit or for which we have substantial coverage, could result in significant legal defense costs, thereby potentially exposing us to expenses significantly in excess of our revenues, as well as harm to our reputation and distraction of our management.

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

Risks Related To Our Intellectual Property

We are partially reliant on our license from the National Institutes of Health for the rights to Tβ4, and any loss of these rights could adversely affect our business.

We have received an exclusive worldwide license to intellectual property discovered at the National Institutes of Health, or NIH, pertaining to the use of Tβ4 in wound healing and tissue repair. The intellectual property rights from this license, along with independent patent applications we have filed, as well as patents and patent applications under licenses we acquired, form the basis for our current commercial development focus with Tβ4. The NIH license terminates upon the last to expire of the patent applications that are filed, or any patents that may issue from such applications, in connection with the license. This license requires us to pay a minimum annual royalty to the NIH, regardless of the success of our product development efforts, plus certain other royalties upon the sale of products created by the intellectual property granted under the license. In 2013 we amended certain provisions of the exclusive license; we were permitted to credit amounts paid to prosecute or maintain the licensed patent rights during the 2013 calendar year against the 2013 minimum annual royalty of $25,000. Beginning in 2014 the minimum annual royalty is $2,000. While to date we believe that we have complied with all requirements to maintain the license, the loss of this license could have an adverse effect on our business and business prospects.

We may not be able to maintain broad patent protection for our product candidates, which could limit the commercial potential of our product candidates.

Our success will depend in part on our ability to obtain, defend and enforce patents, both in the United States and abroad. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tβ4. As described elsewhere in this report, we currently do not have adequate financial resources to fund our ongoing business activities substantially beyond 12 months without additional funding. As a result of our current financial condition, we continuously evaluate our issued patents and patent applications and may decide to limit their therapeutic and/or geographic coverage in an effort to enhance our ability to focus on certain medical conditions and countries within our financial constraints. As a result, we may not be able to protect our intellectual property rights in indications and/or territories that we otherwise would, and, therefore, our ability to commercialize Tβ4, if at all, could be substantially limited, which could have a material adverse impact on our future results of operations.

If we are not able to maintain adequate patent protection for our product candidates, we may be unable to prevent our competitors from using our technology or technology that we license.

Our success will depend in substantial part on our ability to obtain, defend and enforce patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and abroad. Pursuant to an exclusive worldwide license from the NIH, we have exclusive rights to use Tβ4 in the treatment of non-healing wounds. While patents covering our use of Tβ4 have issued in some countries, we cannot guarantee whether or when corresponding patents will be issued, or the scope of any patents that may be issued, in other countries. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tβ4. We have also in-licensed other intellectual property rights from third parties that could be subject to the same risks as our own patents. If any of these patent applications do not issue, or do not issue in certain countries, or are not enforceable, the ability to commercialize Tβ4 in various medical indications could be substantially limited or eliminated.

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

For the period from January 1, 2014 through November 10, 2015 the closing price of our common stock has ranged from $0.08 to $0.58, with an average daily trading volume of approximately 87,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

As of September 30, 2015, there were outstanding options to purchase an aggregate of 7,066,211 shares of our common stock under our 2000 and 2010 incentive equity plans at exercise prices ranging from $0.14 per share to $3.00 per share and outstanding warrants to purchase 1,807,407 shares of our common stock at a weighted average exercise price of $0.32 per share. In addition to the outstanding options and warrants we have also issued five series of convertible promissory notes, which are presently convertible into an aggregate of 13,683,334 shares of our common stock. In October 2012, we sold convertible promissory notes totaling $300,000 that are convertible into 2,000,000 shares of common stock at a conversion price of $0.15 per share. In October 2014 the maturity date of these notes was extended for an additional three years. In 2013, we sold three additional series of convertible promissory notes, which notes totaled $646,000 and are initially convertible into 10,766,667 shares of common stock at a conversion price of $0.06 per share. In January 2014, we sold a fifth series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes issued in 2013 and January 2014 contain down round provisions under which the conversion prices of these notes could be decreased as a result of future equity offerings below the conversion price of the notes. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit	Reference
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith*

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Condensed Statements of Operations for the three and six months ended June 30, 2015 and 2014; (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (iv) Notes to Condensed financial statements.	Filed herewith

*	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date:	November 13, 2015	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)

