Form 10-K
period 2015-12-31
REGENERX BIOPHARMACEUTICALS INC
filed 2016-04-11
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

As of June 30, 2015, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12.2 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as quoted on the Over-the-Counter Bulletin Board, or the OTC Bulletin Board, on June 30, 2015.

The number of shares outstanding of the registrant’s common stock as of March 25, 2016 was 101,640,092.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the words “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “may” or other similar expressions. In addition, any statements that refer to projections of our future financial performance or capital resources, our clinical development programs and schedules, our anticipated growth and trends in our business, the clinical and pharmaceutical applications of our products, our expectations about our competitive position in the marketplace, potential business relationships and partnerships, and other characterizations of future events or circumstances are forward-looking statements. We cannot guarantee that we will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make, including those described under “Risk Factors” set forth below. In addition, any forward-looking statements we make in this report speak only as of the date of this report, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.

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

In addition to our three pharmaceutical product candidates, we are also evaluating the commercial development of peptide fragments and derivatives of Tß4 for potential cosmeceutical and other personal care uses. These fragments are select amino acid sequences, and variations thereof, within the Tß4 molecule that have demonstrated activity in several in vitro preclinical research studies that we have sponsored. We believe the biological activities of these fragments may be useful, for example, in developing novel cosmeceutical products for the anti-aging market. Our strategy is to collaborate with another company to develop cosmeceutical formulations based on these peptides.

Current Financial Circumstances

On April 6, 2016, RegeneRx Biopharmaceuticals, Inc. (the "Company") received $250,000 pursuant to the signing of a term sheet with an affiliated entity. The parties are negotiating an expansion of the licensed rights. Full details of the transaction will be provided after execution of the definitive agreement targeted for the end of April 2016. The proceeds received of $250,000 will be used to fund operations into the third quarter while awaiting clinical trial data and seeking additional capital. We will need to raise additional capital in the very near future to fund our operating budget for 2016 and beyond. A sale of common stock and warrants, a convertible instrument or partnering of additional licensed rights are possible sources of operating capital in the near future.

Current Clinical Status

On January 28, 2015, we announced that we had entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with GtreeBNT Co., Ltd., a Korean pharma company (“GtreeBNT”) and shareholder of the Company. The Joint Venture Agreement provides for the creation of an entity, ReGenTree, LLC (the “Joint Venture” or “ReGenTree”), jointly owned by us and GtreeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. GtreeBNT will be responsible for funding all product development and commercialization efforts, and holds a majority interest of ReGenTree that varies depending on development milestones achieved and eventual commercialization path, if successful. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We received a total of $1 million in two tranches under the terms of the License Agreement. The first tranche of $500,000 was received in March 2015 and a second in the amount of $500,000, was received in September 2015. We are also entitled to royalties as a percentage of net sales ranging from the single digits to the low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent. In March 2015, GtreeBNT received $7.28 million to expand international development of the product candidate, RGN-259 (designated GBT-201 in Korea).

Our ownership interest in ReGenTree is 49% and will be reduced to 42% upon funding, initiation and completion of the Phase 2b trial for Dry Eye Syndrome. Based on when, and if, ReGenTree achieves certain additional development milestones in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon FDA approval of an NDA for Dry Eye Syndrome in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event the ReGenTree entity is acquired, or there is a change of control that occurs following achievement of an NDA RegeneRx shall be entitled to 40% of all change of control proceeds paid or payable and will forgo any future royalties.

In September 2015, ReGenTree began a Phase 2b/3 clinical trial in patients with dry eye syndrome (“DES”) and a Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. In January 2016, the DES had completed enrollment of all patients in the trial. The last patient received the last treatment in February. We expect to report top line data from the DES trial at the end of April 2016. The NK trial, a smaller study in an orphan population, has enrolled seven patients thus far with a goal of 46. Of the eight original clinical sites for the study, six are enrolling patients, one has yet to receive IRB approval to begin enrolling patients, and one was unable to consummate a clinical contract with ReGenTree. ReGenTree is considering adding additional sites to accelerate patient enrollment.

Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for ophthalmic trials are, in general, relatively fast, as opposed to most other clinical efforts, so preliminary data from the U.S. dry eye trial should be forthcoming in the second quarter of 2016 and data from the NK study toward the end of 2016 or possibly later.

We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until the results are obtained from the current ophthalmic clinical trials before moving into the EU with RGN-259. If successful, this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

In addition to these RGN-259 development activities, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. To fund further development and clinical trials we have entered into a series of strategic partnerships under licensing and joint venture agreements (see Note 4) where our partners are responsible for advancing development of our product candidates with multiple clinical trials.

We will need additional funds to continue operations through the third quarter of 2016 and will require substantial capital if we wish to internally advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, government grants, or the sale of our company or certain of our intellectual property rights.

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

Although it is recognized that wound healing and tissue regeneration are complex processes, most companies working to develop new drugs in this area have focused primarily on the development of growth factors to stimulate healing only and have, to date, failed to demonstrate dramatic improvements in the healing process. Unlike growth factors, numerous preclinical animal studies, published by independent researchers, have identified several important biological activities involving Tß4 that we believe make it potentially useful as a wound healing, repair and tissue regenerating agent. These activities include:

•	Progenitor (Stem) Cell Recruitment and Differentiation. Independent research published in the journal Nature in November 2006 featured the discovery that Tß4 is the key signaling molecule that recruits and triggers adult epicardial progenitor cells, or EPCs, to differentiate into coronary blood vessels. EPCs are partially differentiated stem cells that can further differentiate into specific cell types when needed. Confirmatory research published in 2009 in the Journal of Molecular and Cellular Cardiology concluded that Tß4 is responsible for the initiation of the embryonic coronary developmental program and EPC differentiation in adult mice. These publications confirm that Tß4’s interaction with EPCs is necessary for the maintenance of a healthy adult animal heart, as well as for normal embryo and fetal heart development in mammals. In Neuroscience (2009 and 2010), and the J. Neurosurgery (2010), Tß4 was shown to similarly stimulate oligodendrogenesis, i.e., the differentiation of oligodendroctye progenitor cells into myelin-producing oligodendrocytes, whereby restoring functional recovery in animal models of multiple sclerosis, stroke, and traumatic brain injury.

•	Actin Regulation. Tß4 regulates actin, which comprises up to 10% of the protein of non-muscle cells in the body and plays a central role in cell structure and in the movement of cells. Independent research studies have indicated that Tß4 stimulates the migration of human keratinocytes, or skin cells, as well as corneal epithelial cells that protect the eye, human endothelial cells and progenitor cells of the heart and brain. Endothelial cells are the major cell type responsible for the formation of new blood vessels, a process known as angiogenesis. Certain of these studies conducted at the National Institutes of Health, or NIH, were the first to suggest the role of Tß4 in wound healing. The data from these studies encouraged us to license the rights to Tß4 from the NIH in 2001 and to launch an initial clinical development program that targeted the use Tß4 for chronic dermal wounds.

•	Reduction of Inflammation and scar tissue formation. Uncontrolled inflammation is the underlying basis of many pathologies and injuries. Independent research has shown that Tß4 is a potent anti-inflammatory agent in skin cells and in corneal epithelial cells in the eye. Tß4 has also been shown to decrease the levels of inflammatory mediators and to significantly reduce the influx of inflammatory cells in the reperfused heart of animals. More recent preclinical research suggests that Tß4 blocks activation of the NFκB pathway, which is involved in DNA activation of inflammatory mediators, thereby modulating inflammation in the body. This anti-inflammatory activity may explain, in part, the mechanism by which Tß4 appeared to improve functional outcome in the mouse multiple sclerosis model described above, as well as promoting repair in the heart and skin. In the skin, it has been shown to reduce scar formation by reduction of infiltration of myofibroblasts. Identifying a factor such as Tß4 that reduces scarring and blocks activation of NFκB suggests that Tß4 could have additional important therapeutic applications for inflammation-related diseases, such as cancer, osteoarthritis, rheumatic diseases, autoimmune diseases, inflammatory pulmonary disease and pancreatitis.

•	Collagen and Laminin-5 Stimulation. Tß4 has a number of additional biological activities shown to reduce inflammation, stimulate the formation of collagen, and up-regulate the expression of laminin-5, a subepithelial basement membrane protein. Both collagen and laminin-5 are central to healthy tissue, wound repair and the prevention of disease. Laminin-5 promotes cell migration and maintains cell-cell and cell-matrix contacts for intact tissues which are important for preventing fluid loss and bacterial infection.

•	Anti-Apoptosis. Tß4 has been shown to prevent apoptosis, or programmed cell death, in two animal models and in two tissue types. In the rodent model, corneal apoptosis, or loss of corneal epithelial cells leading to corneal epithelial thinning, was prevented through topical administration of Tß4 eye drops. In the heart muscle of ischemic animal models, such as in mice and pigs, cell death was prevented by either local or systemic administration of Tß4. It acts by reducing oxidative enzymes.

Tß4 has shown efficacy in heart repair and regeneration in numerous animal models. A 2004 paper in Nature showed that it could reduce the lesion size, improve cardiac function and promote survival. The 2006 Nature publication mentioned above further concluded that Tß4’s interaction with EPCs resulted in the formation of cardiomyocytes that repaired damaged myocardium, or heart tissue, in mice after an induced acute myocardial infarction, or AMI, commonly known as a heart attack. Research published in the journal Circulation showed Tß4’s cardioprotective effects in a pig ischemic-reperfusion model. This pig model is accepted as an important model upon which to base human clinical research, as pigs are larger mammals, the anatomy of the pig heart is similar to that of the human heart, and vascular response processes are completed five to six times faster in pigs than in humans, so that long-term results can be obtained in a relatively short period of time. This research also identified Tß4’s interaction with EPCs as the underlying basis of cardioprotection through the differentiation of EPCs into cardiomyocytes, yielding statistically significant cardiac functional recovery results when compared to the administration of placebo.

Similar research in the area of brain and central nervous system tissues also showed efficacy of repair and regeneration was published in the journal Neuroscience in 2009. This publication concluded that Tß4 triggered the differentiation of oligodendrocyte progenitor cells to form myelin-producing oligodendrocytes, which led to the remyelination of axons in the brain of mice with experimental autoimmune encephalomyelitis, or EAE. This mouse model is an accepted small animal model for the study of multiple sclerosis. Research published in the Journal of Neurosurgery in 2010 and also in the Journal of Neurological Science in 2014 showed that Tß4 could improve functional neurological outcome in an animal stroke model. A second study was published in the Journal of Neurosurgery in 2011 demonstrating that administration of Tß4 can significantly improve histological and functional outcomes in rats with traumatic brain injury, or TBI, indicating that Tß4 has considerable therapeutic potential for patients with TBI. More recently, researchers studying Tß4 under a material transfer agreement (MTA) found that Tß4 had beneficial effects in animal models of peripheral neuropathy, one of the major complications of diabetes. This research was published in the Journal of Neurobiology of Disease in December 2012 and appears to corroborate previous findings using Tß4 for repair of central nervous system disorders. A paper in Neuropharmacology in 2014 found many benefits of Tß4 administration in a rat model of spinal cord injury, including decreased lesion size at 7 days, increased neural and oligodendrocyte survival, increase levels of myelin basic protein (a marker of mature oligodendrocytes), decreased ED1 (a marker of activated microglia/macrophages), and decreased proinflammatory cytokines. Thus, Tß4 has efficacy for repair and regeneration in several nervous system injury models including MS, TBI, stroke, peripheral neuropathy, and spinal cord injury and there will likely be additional applications in this area. We believe that these various biological activities work in concert to play a vital role in the healing and repair of injured or damaged tissue and suggest that Tß4 is an essential component of the tissue protection and regeneration process that may lead to many potential medical applications. All of our product candidates utilize Tß4 as the active pharmaceutical ingredient (API), which is manufactured by solid-phase peptide synthesis and is an exact copy of the naturally occurring peptide. We have created three distinct formulations for various routes of administration and medical indications.

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

The co-primary outcome measures evaluated in the trial were inferior corneal fluorescein staining and decreased ocular discomfort on day 29, 24 hours after CAE® challenge. Various secondary outcome efficacy measures were also evaluated in the trial. These outcome measures were based on the best available animal data at the time but without the benefit of any actual human clinical experience in dry eye. While the study did not meet statistical significance for reducing inferior corneal fluorescein staining, it did show a positive trend in this exploratory trial. RGN-259 did, however, show a statistically significant efficacy result in the other co-primary endpoint of decreased ocular discomfort and also demonstrated statistical significance in several secondary endpoints such as reduction of central corneal and superior corneal staining, important signs in dry eye patients and approvable endpoints by the FDA.

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

In June 2012, we reported preliminary results from a double-masked, vehicle-controlled, physician-sponsored Phase 2 clinical trial evaluating RGN-259 for the treatment of nine patients (18 eyes) with severe dry eye. RGN-259 was observed to be safe and well-tolerated and met key efficacy objectives with statistically significant sign and symptom improvements, compared to vehicle control, at various time intervals, including 28 days post-treatment.

In the trial, nine patients with severe dry eye (18 eyes) were treated with RGN-259 or vehicle control six times daily over a period of 28 days. They were evaluated upon entering the study after a two-week washout period, at weekly intervals during the treatment phase, at the end of the 28-day treatment period, and at a follow-up visit 28 days after treatment. Statistically significant differences in sign and symptom assessments, such as ocular discomfort and corneal fluorescein staining, were seen at various time points throughout the study. Of particular note were the differences between RGN-259 and vehicle control 28 days post-treatment, or the follow-up period. The RGN-259-treated group had a 35.1% reduction of ocular discomfort (symptom) compared to vehicle control (p = 0.0141), and a 59.1% reduction of total corneal fluorescein staining (sign) compared to vehicle control (p = 0.0108) at 28 days after treatment showing that the repair was sustained long after treatment cessation.

Consistent with the reduction of ocular discomfort and fluorescein staining at the 28-day follow-up visit, other improvements seen in the RGN-259-treated patients included tear film breakup time and increased tear volume production. Likewise, these improvements were seen at other time points in the study. These results were recently published in an appropriate medical journal.

Strategic Partnerships

Lee’s Pharmaceuticals. In July 2012, we entered into a License Agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s has filed an investigational new drug application IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's recently informed us that it received notice from China's FDA (CFDA) declining its investigational new drug (IND) application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. Due to this unexpected regulatory hurdle, Lee's is modifying its clinical program to conduct the Phase 2b dry eye trial in Hong Kong and Taiwan using the Tß4 supplied by RegeneRx while awaiting the manufacturing of Tß4 in China for a subsequent Phase 3 registration trial. We do not know when the Hong Kong/Taiwan trial will begin enrollment of patients. Under this revised strategy, Lee's believes it should be able to begin a Phase 3 registration trial in China sooner rather than waiting on the production of Tß4 in China before initiating a Phase 2b trial.

GtreeBNT. In March 2014, we entered into a License Agreement with GtreeBNT for the license of RGN-259. GtreeBNT licensed certain development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan). GtreeBNT is currently our second largest shareholder. Gtree filed an IND with the Korean Ministry of Food and Drug Safety to conduct a Phase 2b/3 study with RGN-259 in patients with dry eye syndrome and in July 2015 received approval to conduct the trial. GtreeBNT has informed us that given its immediate focus on the two U.S. trials, it is considering the best timing for the Korean trial.

U.S. Joint Venture (ReGenTree, LLC). On January 28, 2015, we announced that we entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with GtreeBNT. The Joint Venture Agreement provides for the creation of an entity (the “Joint Venture” or “ReGenTree”), owned by us and GtreeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States. GtreeBNT will be responsible for funding product development and commercialization efforts and holds a majority interest of ReGenTree. RegeneRx possesses one of three board seats and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States.

Our ownership interest in ReGenTree is 49% and will be reduced to 42% upon funding, initiation and completion of the Phase 2b trial for Dry Eye Syndrome. Based on when, and if, ReGenTree achieves certain additional development milestones in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon FDA approval of an NDA for Dry Eye Syndrome in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event the ReGenTree entity is acquired or there is a change of control that occurs following achievement of an NDA, RegeneRx shall be entitled to 40% of all change of control proceeds paid or payable and will forgo any future royalties.

In September 2015, ReGenTree began a multi-centered, randomized, double-masked Phase 2b/3 clinical trial in patients with dry eye syndrome (“DES”) and a multi-centered, randomized, double-masked Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. The DES trial has completed full enrollment, treatment and follow-up of all patients. We expect to report top line data from the DES trial at the end of April 2016.

The NK trial, a smaller study in an orphan population, has enrolled seven patients thus far with a goal of 46. Of the eight original clinical sites for the study, six are enrolling patients, one has yet to receive IRB approval to begin enrolling patients, and one was unable to consummate a clinical contract with ReGenTree. ReGenTree is considering adding additional sites to accelerate patient enrollment.

GtreeBNT has developed the CMC (chemistry, manufacturing and controls) dossier required for Phase 3 clinical trials and commercialization in the U.S. and in Korea. This comprehensive and critical effort ensures that final drug product manufacturing, packaging, stability, purity, reproducibility, etc., meets regulatory guidelines and product specifications. The product of this activity is the current product format being utilized in the U.S. trials being conducted by ReGenTree and will also be utilized in the planned clinical activity to be conducted by GtreeBNT under the RGN-259 license agreement for Pan Asia.

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

GtreeBNT. In March 2014, we entered into a License Agreement with GtreeBNT to license certain development and commercialization rights for RGN-137 in the U.S.

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

Our ownership interest in ReGenTree is 49% and will be reduced to 42% upon funding, initiation and completion of the Phase 2b trial for Dry Eye Syndrome. Based on when, and if, ReGenTree achieves certain additional development milestones in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon FDA approval of an NDA for Dry Eye Syndrome in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event the ReGenTree entity is acquired or there is a change of control that occurs following achievement of an NDA, RegeneRx shall be entitled to 40% of all change of control proceeds paid or payable and will forgo any future royalties.

The Joint Venture with GtreeBNT follows two previous transactions with GtreeBNT signed in March 2014 when we had entered into License Agreements for the license of our RGN-259 and RGN-137 product candidates. GtreeBNT licensed the development and commercialization rights for RGN-259 in Asia (excluding China, Hong Kong, Macau and Taiwan) while also licensing the development and commercialization rights for RGN-137 in the U.S.

We have entered into a License Agreement with Lee’s Pharmaceutical (HK) Limited, headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s is an affiliate of Sigma-Tau, which collectively with its affiliates is our largest stockholder.

We previously entered into a strategic partnership with Defiante Farmaceutica S.A., (“Defiante”), formerly a wholly-owned subsidiary of Sigma-Tau Group, a leading international pharmaceutical company, which collectively comprise our largest shareholder, or Sigma-Tau, for development and marketing of RGN-137 and RGN-352 for specified indications in Europe and other contiguous countries. Defiante merged with Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. in 2013 and Sigma-Tau recently merged with Alfa Wasserman S.p.A., an Italian pharmaceutical company. Currently, there is no ongoing development of our products by Alfa Wasserman.

Manufacturing

We use a major contract manufacturer to produce bulk Tß4, which is the active pharmaceutical ingredient, or API, in our product candidates by an established and proven manufacturing process known as solid-phase peptide synthesis. While we do not currently have long-term supply agreements in place, we and ReGenTree intend to establish a long-term supply arrangement with at least one manufacturer once practicable. No assurance can be given, however, that such agreements will be negotiated on favorable terms, or at all. Contractors are selected on the basis of their supply capability, ability to produce a product in accordance with Current Good Manufacturing Practice, or cGMP, requirements of the FDA and ability to meet our established specifications and quality requirements. Given our recent licensing and joint venture deals, our partner in Korea and the U.S. is working closely with our current primary contract manufacturer on the cGMP validation process and consistency runs, among other things, to prepare for the manufacture of bulk Tß4 for use in future clinical trials and commercialization of our formulated product candidates. Through ReGenTree we are also identifying and qualifying other potential API manufacturers. RegeneRx will have access to the data resulting from this endeavor should we need to use it for purposes outside the licensed territories.

We also use a number of outside contract manufacturers to formulate bulk Tß4 into our product candidates, RGN-137, RGN-259 and RGN-352. We use separate manufacturers for each formulation of Tß4. All of these formulations may require modifications, along with additional studies, as we advance our clinical development programs through commercialization.

One of the compelling reasons to create a joint venture with GtreeBNT to develop RGN-259 in the U.S. for ophthalmology products was their recent manufacturing experience gained from their development of RGN-259 in Korea. This experience has allowed ReGenTree to move rapidly from Phase 2 to Phase 3 clinical trials in the U.S. without duplication of required Chemistry, Manufacturing, and Control (CMC) efforts, which are quite substantial when moving into Phase 3 and in anticipation of commercialization. GtreeBNT has been working with companies to manufacture RGN-259 in blow-filled sealed containers, which are currently being utilized for Phase 3 clinical trials and will be used for commercial marketing upon FDA approval.

As described elsewhere in this report, in 2011 our formulation and vialing contractor for RGN-352 underwent a manufacturing inspection by the FDA and was found not to be in compliance with cGMP, resulting in a clinical hold of our Phase 2 AMI clinical trial. This company has since closed its manufacturing facility and filed for bankruptcy protection. If we are to continue clinical development of RGN-352, we will need to secure a cGMP-compliant formulation and filling manufacturer of RGN-352. We have identified several cGMP-compliant companies able to perform this service.

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

RGN-259.  Most specialty ophthalmic companies have a number of products on the market that could compete with RGN-259. There are numerous antibiotics to treat eye infections to promote corneal wound healing and many eye lubrication products that are soothing to the eye and help eye healing, many of which are sold without prescriptions. Companies also market steroids to treat certain conditions within our area of interest. Allergan, Inc. markets Restasis™, Ophthalmic Emulsion, the only commercially available and FDA-approved eye drop to treat dry eye. Restasis, and other products, have been approved for marketing in certain other countries where we have licensed RGN-259. Shire PLC is developing its product candidate, Lifitegrast, and is in pivotal Phase 3 clinical trials in the U.S. Shire has said it plans to resubmit an NDA for Lifitegrast in 2016. We believe RGN-259 is different than any other product candidate for dry eye in that it actively promotes repair using a multi-faceted approach of increasing cell migration and laminin-5 production, and decreasing inflammation and apoptosis.

RGN-352.  Currently, there are no approved pharmaceutical products for regenerating cardiac tissue following a heart attack, nor are there approved pharmaceutical products for regeneration of nervous tissue or for the remyelination of axons of patients with multiple sclerosis or patients suffering from traumatic brain injury. However, many pharmaceutical companies and research organizations are developing products, pharmacologic and stem cell therapies and technologies that are intended to prevent cardiac damage, improve cardiac function, and regenerate cardiac muscle after a heart attack. There are also companies developing products that are purported to remyelinate neurons and provide functional improvement for patients suffering from multiple sclerosis, stroke, traumatic brain injury, and peripheral neuropathy. If we, or a partner, were to successfully develop RGN-352 for cardiovascular or central nervous system indications, such products would have to compete with other drugs or therapies currently being developed or marketed by large pharmaceutical companies for similar indications.

RGN-137.   There are numerous companies developing new pharmaceutical products for wound healing. Products and therapies such as antibiotics, honey-based ointments, silver-based compounds and low frequency cavitational ultrasound are also used to treat certain types of dermal wounds. Moreover, dermal wound healing is a large and highly fragmented marketplace that includes numerous therapeutic products and medical devices for treating acute and chronic dermal wounds.

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

Among the conditions for NDA approval is the requirement that the applicable clinical, pharmacovigilance, quality control and manufacturing procedures conform on an ongoing basis with current Good Clinical Practices, Good Laboratory Practices, current Good Manufacturing Practices, and computer information system validation standards. During the review of an NDA, the FDA will perform a pre-licensing inspection of select clinical sites, manufacturing facilities and the related quality control records to determine the applicant’s compliance with these requirements. To assure compliance, applicants must continue to expend time, money and effort in the area of training, production and quality control. After approval of any product, manufacturers are subject to periodic inspections by the FDA. If a company fails to comply with FDA regulatory requirements, FDA may pursue a wide range of remedial actions, including seizure of products, corrective actions, warning letters and fines. As described in this report, in 2011 one of our prior contract manufacturers was alleged by the FDA to have not complied with current Good Manufacturing Practices, which impaired our ability to conduct a Phase 2 AMI trial with RGN-352.

We have received orphan drug designation from the FDA for RGN-137 for the treatment of EB and RGN-259 for the treatment of neurotrophic keratopathy or NK, (now to be developed by ReGenTree). The FDA may designate a product or products as having orphan drug status to treat a disease or condition that affects less than 200,000 individuals in the United States, or, if patients of a disease number more than 200,000, the sponsor can establish that it does not realistically anticipate its product sales will be sufficient to recover its costs. If a product candidate is designated as an orphan drug, then the sponsor may receive incentives to undertake the development and marketing of the product, including grants for clinical trials, as well as a waiver of the user fees for submission of an NDA application. For example, as described above, we received a grant from the FDA for our Phase 2 clinical trial of RGN-137 to treat patients with EB.

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

Intellectual Property

We hold worldwide patents and patent applications covering peptide compositions, uses and formulations related to dermal and ophthalmic indications and other organ and tissue repair activities, as well as for cosmetic and consumer product applications. In 2001, we entered into a license agreement with the NIH under which we received an exclusive worldwide license from the NIH for all claims within the scope of the NIH’s patent application, and any issued patents, covering the use of Tß4 as a tissue repair and regeneration factor. During 2007, patents were issued in Europe and the United States related to the original NIH patent application, which patents expire in July 2019. Corresponding patents have been granted in Hong Kong, Australia and China and certain other territories. The issued European patent was opposed by a third party at the European Patent Office and, in December 2009, we argued the case before the Opposition Division of the European Patent Office in Munich, Germany and prevailed with certain amendments to the claims. In exchange for the exclusive license, we agreed to make certain minimum royalty and milestone payments to the NIH. In 2013, we amended certain provisions of the exclusive license; we were permitted to credit amounts paid to prosecute or maintain the licensed patent rights during 2013 calendar year against the 2013 minimum annual royalty, reducing the minimum annual royalty beginning in 2014 to $2,000 and fixing the maximum sublicense participation fee. Through December 31, 2015, we have complied with all minimum royalty requirements and no milestone payments have been required under the agreement.

We hold a U.S. patent relating to the use of Tß4 for treatment of alopecia, an autoimmune skin disease that results in hair loss, which expires in 2017, with corresponding patents in Europe and Singapore that expire in 2018. In 2006, we were issued a patent in China for the use of Tß4 to treat EB, which expires in 2022.

We hold a U.S. patent relating to the use of Tß4 for the treatment of congestive heart failure. This patent issued in January 2012, and will expire in 2027. Other patent applications for our various product candidates, if issued, will offer protection in the U.S. and certain other territories through 2033.

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

Material Agreements

National Institutes of Health

We have entered into a license agreement with NIH under which we are obligated to pay an annual minimum royalty of $2,000. In 2013 we amended certain provisions of the exclusive license; we were permitted to credit amounts paid to prosecute or maintain the licensed patent rights during 2013 calendar year against the 2013 minimum annual royalty. Beginning in 2014 the minimum annual royalty is $2,000. Additionally, we are obligated to pay the NIH a percentage of sales of qualifying product candidates, if any. There have been no such sales to date. Through December 31, 2015, we have complied with all minimum royalty requirements, and no milestone payments have been required under the agreement.

Defiante/Sigma-Tau/Alfa Wassermann

We have exclusively licensed certain internal and external wound healing European rights to Tß4 to Defiante, which merged with Sigma-Tau Industrie Farmaceutiche Riunite S. P. A. in 2013. In 2015, Sigma-Tau merged into Alfa Wassermann, an Italian pharma company. These licensed rights to Tß4 include its use to treat indications that are the subject of all of our current dermal clinical trials of RGN-137, as well as the treatment of heart attacks. The license excludes the use of Tß4 in any ophthalmic indications and other indications that are disease-based and not the result of a wound. Under the agreement, Alfa Wassermann may develop Tß4 for the treatment of internal and external wounds in Europe and certain other contiguous and geographically relevant countries. The license agreement expires on a country-by-country basis upon the last to expire of any granted patent in the territory having at least one valid claim covering the products then on the market, the expiration of any other exclusive or proprietary marketing rights.

Under the license agreement, Alfa Wassermann is obligated to pay us a royalty on commercial sales, if any, and we will supply all required Tß4 for development. Upon the completion of a Phase 2 clinical trial for the covered indications that yields positive results in terms of efficacy and safety, Alfa Wassermann must either pay us a $5 million milestone payment or initiate and fund a pivotal Phase 3 clinical trial for the applicable product candidate in order to maintain the license. We have completed two Phase 2 clinical trials of RGN-137 for the treatment of pressure ulcers and venous stasis ulcers which, due to the lack of statistical significance of the primary efficacy endpoints, did not trigger any payment obligations to us.

The license agreement with Defiante also contains future clinical and regulatory milestones in the licensed territory. If those milestones are attained, certain performance criteria regarding commercial registration and minimum annual royalties will be payable to us in each licensed country. The agreement does not prevent us from sublicensing the technology in countries outside the licensed territory and has no impact on any U.S. rights. RegeneRx may seek to reacquire the licensed rights back from Alfa Wassermann at some point in the future

Lee’s Pharmaceuticals

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

Under the agreement, Lee’s is responsible for all developmental costs associated with each product candidate. We provided Tß4 to Lee’s at no charge for a Phase 2 ophthalmic clinical trial and will provide Tß4 to Lee’s for all other developmental and clinical work at a price equal to our cost.

The two companies have discussed Lee’s development plans and we have continued to provide information as requested. Lee’s previously filed an investigational new drug application IND with the Chinese FDA (CFDA) to conduct begin phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Recently, Lee’s received notice from the CFDA that it would not grant an IND to begin Phase 2 studies because the API (active pharmaceutical ingredient or Tß4) was not manufactured in China. Therefore, Lee’s has informed us that they intend to initiate Phase 2 in Hong Kong (HK) and will proceed under their regulatory process while establishing API manufacturing capabilities in mainland China for future Phase 3 studies. It is believed that this strategy will facilitate the initiation of Phase 2 clinical trials in Lee’s licensed territory. We have not been informed of a projected starting date for Phase 2 in HK.

GtreeBNT

On March 7, 2014, we entered into license agreements with GtreeBNT Co., Ltd. The two Licensing Agreements are for the license of territorial rights to two of our Thymosin Beta 4-based products candidates, RGN-259 and RGN-137.

Under the License Agreement for RGN-259, our preservative-free eye drop product candidate, GtreeBNT will have the right to develop and commercialize RGN-259 in Asia (excluding China, Hong Kong, Taiwan, and Macau). The rights will be exclusive in Korea, Japan, Australia, New Zealand, Brunei, Cambodia, East Timor, Indonesia, Laos, Malaysia, Mongolia, Myanmar (Burma), Philippines, Singapore, Thailand, Vietnam, and Kazakhstan, and semi-exclusive in India, Pakistan, Bangladesh, Bhutan, Maldives, Nepal, Sri Lanka, Kyrgyzstan, Tajikistan, Turkmenistan and Uzbekistan, collectively, the Territory (the “259 Territory”). Under the 259 License Agreement we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double digit percentage of any commercial sales of the licensed product sold by GtreeBNT in the 259 Territory.

Under the License Agreement for RGN-137, our topical dermal gel product candidate, GtreeBNT will have the exclusive right to develop and commercialize RGN-137 in the U.S. (the”137 Territory”). Under the 137 License Agreement we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double digit percentage of any commercial sales of the Company’s licensed product sold by GtreeBNT in the 137 Territory.

Each license agreement contains diligence provisions which require the initiation of certain clinical trials within certain time periods that, if not met, would result in the loss of rights or exclusivity in certain countries. GtreeBNT will pay for all developmental costs associated with each product candidate. We will provide a certain limited amount of Tß4 to GtreeBNT at no charge for initial clinical trials in Korea, Japan and Australia for RGN-259 and in the U.S. for RGN-137 and will provide Tß4 to GtreeBNT for all other developmental and clinical work on a cost plus basis. We retain the manufacturing and supply rights for Tß4 in the respective Territories and the parties will negotiate in good faith an exclusive supply agreement for Tß4 as soon as practicable. We will also have the right to exclusively license any improvements made by GtreeBNT to our products outside of the licensed territory on a royalty-free basis.

The two firms have created a joint development committee and continue to discuss and the development of the licensed products and share information relating thereto. Both companies will also share all non-clinical and clinical data and other information related to development of the licensed product candidates.

U.S. Joint Venture

On January 28, 2015, the Company entered into the Joint Venture Agreement with GtreeBNT, a shareholder in the Company and licensee in certain Pan Asian countries. The Joint Venture Agreement provides for the creation of the Joint Venture, ReGenTree, LLC (“ReGenTree”), jointly owned by the Company and GtreeBNT that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States, as well as any other relevant ophthalmic indications.

GtreeBNT is solely responsible for funding all of the product development and commercialization efforts of ReGenTree. GtreeBNT made an initial contribution of $3 million in cash and received an initial equity stake of 51%. RegeneRx retains 49% ownership of ReGenTree. GtreeBNT’s equity stake may increase (and RegeneRx’s would proportionally decrease) upon ReGenTree achieving certain product development milestones (including receipt of a new drug application (“NDA”) by the U.S. FDA). GtreeBNT has subsequently funded the ongoing Phase 2b/3 and Phase 3 U.S. clinical trials for dry eye syndrome and neurotrophic keratopathy, respectively.

Our ownership interest in ReGenTree is 49% and will be reduced to 42% upon funding, initiation and completion of the Phase 2b trial for Dry Eye Syndrome. Based on when, and if, ReGenTree achieves certain additional development milestones in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon FDA approval of an NDA for Dry Eye Syndrome in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event the ReGenTree entity is acquired or there is a change of control that occurs following achievement of an NDA, RegeneRx shall be entitled to 40% of all change of control proceeds paid or payable and will forgo any future royalties.

The Company is not required or otherwise obligated to provide financial support to ReGenTree.

ReGenTree is responsible for executing all development and commercialization activities under the License Agreement, which activities will be directed by a joint development committee comprised of representatives of the Company and GtreeBNT. The License Agreement has a term that extends to the later of the expiration of the last patent covered by the License Agreement or 25 years from the first commercial sale under the License Agreement. The License Agreement may be earlier terminated if the Joint Venture fails to meet certain commercialization milestones, or if either party breaches the License Agreement and fails to cure such breach, or as a result of government action that limits the ability of the Joint Venture to commercialize the product, as a result of a challenge to a licensed patent, following termination of the license between the Company and certain agencies of the United States federal government, or upon the bankruptcy of either party.

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

Employees

We currently have three full time employees including our President and CEO and also employ two part time employees. We also retain seven independent contractors. We believe that we have good relations with our employees and contractors.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital resources and the $250,000 cash inflow from the April 2016 execution of a term sheet with an affiliated entity will only be sufficient to fund our operations into the third quarter of 2016.

As of December 31, 2015, we had cash and cash equivalents on hand of approximately $318,000, this amount coupled with the $250,000 received pursuant to the execution of a term sheet with an affiliated party in April 2016 will only fund our planned operations into the third quarter of 2016, which means we will need additional capital to operate through 2016. As a result, we may be required to engage in capital raising transactions that cause a reduction in the trading price of our common stock.

In addition to our current need to raise operating funds, we will need substantial additional capital for the continued development of product candidates through marketing approval and for our longer-term future operations.

Beyond our current capital needs, we anticipate that substantial new capital resources will be required to continue our longer-term independent product development efforts, including any and all follow-on trials that will result from our current clinical programs beyond those currently contemplated, and to scale up manufacturing processes for our product candidates. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include, without limitation:

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of December 31, 2015, our accumulated deficit totaled approximately $105 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this annual report, we estimate that our existing capital resources, including the $250,000 received pursuant to the execution of a term sheet with an affiliated party in April 2016 will only be adequate to fund our operations into the third quarter of 2016. Therefore, we are seeking sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Risks Related to Our Business and Operations

Our planned Phase 2 clinical trial of RGN-352 was placed on clinical hold by the FDA in March 2011 due to non-compliance of cGMP regulations by a contract manufacturer and we are unsure when, if ever, we will be able to resume this trial.

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

GtreeBNT Co., Ltd. has limited drug development experience.

In March 2014 we completed two licensing agreements for the development and commercialization of RGN-259 and RGN-137 in certain territories, with GtreeBNT, headquartered outside of Seoul, Korea. In January 2015 we entered into a Joint Venture Agreement with GtreeBNT and entered into a license agreement with the Joint Venture, pursuant to which granted to the Joint Venture the right to develop and exclusively commercialize RGN-259 in the United States. Although we will share control of the Joint Venture with GtreeBNT, GtreeBNT will have greater control of over the Joint Venture than we will meaning that GtreeBNT will have significant control over the commercialization of RGN-259.

Historically, GtreeBNT’s business focus has been in the IT software industry in Korea with strong IP positions addressing specific software tools and apps such as optimized multimedia software for smart phones. GtreeBNT made a strategic decision in November 2013 to expand into the biopharmaceutical business through selected strategic alliances with biopharmaceutical companies in the U.S. and EU. The collaboration with RegeneRx is the first strategic investment in this initiative. While GtreeBNT has hired executives and staff with significant pharmaceutical experience, the company has no internal drug development experience. As a result, GtreeBNT may face more and different challenges in the development of these product candidates than would more established pharmaceutical companies.

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

With respect to our product candidate RGN-259, there are also numerous ophthalmic companies developing drugs for corneal wound healing and other front-of-the-eye diseases and injuries, including dry eye syndrome. Amniotic membranes have been successfully used to treat corneal wounds in certain cases, as have topical steroids and antibacterial agents. Most specialty ophthalmic companies have a number of products on the market that could compete with RGN-259. There are numerous antibiotics to treat eye infections to promote corneal wound healing and many eye lubrication products that are soothing to the eye and help eye healing, many of which are sold without prescriptions. Companies also market steroids to treat certain conditions within our area of interest. Allergan, Inc. markets Restasis™, Ophthalmic Emulsion, the only commercially available and FDA-approved eye drop to treat dry eye. Restasis, and other products, have been approved for marketing in certain other countries where we have licensed RGN-259. Shire PLC is developing is product candidate, Lifitegrast, and is in pivotal Phase 3 clinical trials in the U.S. Shire has said it plans to resubmit an NDA for Lifitegrast in 2016.

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

Any changes related to these and other factors could adversely affect our business if and to the extent we enter markets outside the United States. Additionally, we have entered into license agreements with Sigma-Tau S.p.A, Lee’s Pharmaceutical Limited and GtreeBNT for the development of certain of our product candidates in international markets. As a result, these development activities will be subject to compliance in all respects with local laws and regulations and may be subject to many of the risks described above.

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

We do not own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We currently rely, and expect to continue to rely, primarily on peptide manufacturers to supply us with Tß4 for further formulation into our product candidates. We have historically engaged three separate smaller drug formulation contractors for the formulation of clinical grade product candidates, one for each of our three product candidates in clinical development, although, as described in this report, the contractor we engaged to formulate and vial RGN-352 filed for bankruptcy and closed its manufacturing facility, and our clinical trial involving RGN-352 has been placed on clinical hold. We currently do not have an alternative source of supply for either Tß4 or the individual drug candidates. If these suppliers, together or individually, are not able to supply us with either Tß4 or individual product candidates on a timely basis, in sufficient quantities, at acceptable levels of quality and at a competitive price, or if we are unable to identify a replacement manufacturer to perform these functions on acceptable terms as needed, our development programs could be seriously jeopardized.

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

We are highly dependent on the principal members of our management team. The loss of our Chairman and Chief Scientific Officer, Allan Goldstein, or Chief Executive Officer, J.J. Finkelstein could prevent or significantly delay the achievement of our goals. We cannot assure you that Dr. Goldstein or Mr. Finkelstein, or any other key employees or consultants, will not elect to terminate their employment or consulting arrangements. In addition, we do not maintain a key man life insurance policy with respect to any of our management personnel. In the future, we anticipate that we will also need to add additional management and other personnel. Competition for qualified personnel in our industry is intense, and our success will depend in part on our ability to attract and retain highly skilled personnel. We cannot assure you that our efforts to attract or retain such personnel will be successful.

Mauro Bove, a member of our Board, was also a director and officer of entities affiliated with Sigma-Tau and is a director of Lee’s Pharmaceuticals, relationships which could give rise to a conflict of interest for Mr. Bove.

Mauro Bove is a member of our Board of Directors, and, until March 31, 2014, was a director and officer of entities affiliated with Sigma-Tau, which collectively make up our largest stockholder group. At this time Mr. Bove remains engaged with Sigma-Tau as a consultant. Sigma-Tau has subsequently merged into Alfa Wassermann, S.p.A., an Italian pharmaceutical company. Sigma-Tau/Alfa Wassermann, previously provided us with significant funding and is also our strategic partner in Europe with respect to the development of certain of our drug candidates. We have issued shares of common stock, convertible promissory notes and common stock warrants to Sigma-Tau and its affiliates in several private placement financing transactions, including as recently as September 2013. We have licensed certain rights to our product candidates generally for the treatment of dermal and internal wounds to Sigma-Tau/Alfa Wassermann. Under the license agreement, upon the completion of a Phase 2 clinical trial of either of these product candidates that yields positive results in terms of clinical efficacy and safety, Sigma-Tau/Alfa Wassermann is obligated to either make a $5 million milestone payment to us or to initiate and fund a pivotal Phase 3 clinical trial of the product candidate. In 2009, we completed two Phase 2 clinical trials of RGN-137, but these trials were not sufficient to trigger the milestone obligation. There can be no assurance that we will ever receive this payment or be able to initiate a pivotal Phase 3 clinical trial of RGN-137 that would be funded by Sigma-Tau/Alfa Wassermann. As a result of Mr. Bove’s relationship with Sigma-Tau, there could be a conflict of interest between Sigma-Tau/Alfa Wassermann and our other stockholders with respect to these and other agreements and circumstances that may require the exercise of the Board’s discretion with respect to Sigma-Tau/Alfa Wassermann. Any decision in the best interests of Sigma-Tau/Alfa Wassermann may not be in the best interest of our other stockholders.

Additionally, Mr. Bove is a non-executive director of Lee’s Pharmaceuticals, in which affiliates of Sigma-Tau/Alfa Wassermann have a significant equity interest. In July 2012, we entered into a license agreement for TB4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates for development in China, Hong Kong, Macau and Taiwan. There can be no assurance that we will ever receive any further payments from Lee’s under the agreement. As a result of Mr. Bove’s relationship with Lee’s and Sigma-Tau, Mr. Bove may have interests that are different from our other stockholders in connection with these and other agreements and circumstances that may require the exercise of the Board’s discretion with respect to Lee’s or Sigma-Tau. These conflicts could result in decisions that are not in the best interest of our other stockholders.

Risks Related To Our Intellectual Property

We are partially reliant on our license from the National Institutes of Health for the rights to Tß4, and any loss of these rights could adversely affect our business.

We have received an exclusive worldwide license to intellectual property discovered at the National Institutes of Health, or NIH, pertaining to the use of Tß4 in wound healing and tissue repair. The intellectual property rights from this license, along with independent patent applications we have filed, as well as patents and patent applications under licenses we acquired, form the basis for our current commercial development focus with Tß4. The NIH license terminates upon the last to expire of the patent applications that are filed, or any patents that may issue from such applications, in connection with the license. This license requires us to pay a minimum annual royalty to the NIH, regardless of the success of our product development efforts, plus certain other royalties upon the sale of products created by the intellectual property granted under the license. In 2013 we amended certain provisions of the exclusive license; we were permitted to credit amounts paid to prosecute or maintain the licensed patent rights during the 2013 calendar year against the 2013 minimum annual royalty of $25,000. Beginning in 2014, the minimum annual royalty is $2,000. While we believe that we have complied with all requirements to maintain the license, the loss of this license would have an adverse effect on our business and business prospects.

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

For the period from January 1, 2015 through March 24, 2016, the closing price of our common stock has ranged from $0.13 to $0.68, with an average daily trading volume of approximately 74,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our officers, directors and principal stockholders together control approximately 52% of our outstanding common stock. Included in this group is Sigma-Tau and its affiliates, which together hold outstanding shares representing approximately 30% of our outstanding common stock and GtreeBNT which owns approximately 19% of our outstanding common stock. These stockholders also hold options, warrants, convertible promissory notes and stock purchase rights that provide them with the right to acquire significantly more shares of common stock. Accordingly, if these stockholders acted together they could control the outcome of all stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

As of December 31, 2015, there were outstanding options to purchase an aggregate of 7,131,211 shares of our common stock under our 2000 and 2010 incentive equity plans at exercise prices ranging from $0.14 per share to $3.00 per share and outstanding warrants to purchase 1,807,407 shares of our common stock at a weighted average exercise price of $0.32 per share. In addition to the outstanding options and warrants we have also issued five series of convertible promissory notes, which are presently convertible into an aggregate of 13,683,334 shares of our common stock. In October 2012, we sold convertible promissory notes totaling $300,000 that are convertible into 2,000,000 shares of common stock at a conversion price of $0.15 per share. In October 2014 the maturity date of these notes was extended for an additional three years. In 2013, we sold three additional series of convertible promissory notes, which notes totaled $646,000 and are initially convertible into 10,766,667 shares of common stock at a conversion price of $0.06 per share. In January 2014, we sold a fifth series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes issued in 2013 and January 2014 contain down round provisions under which the conversion prices of these notes could be decreased as a result of future equity offerings below the conversion price of the notes. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “RGRX.” Our common stock last traded at $0.68 on March 24, 2016.

The following table sets forth the high and low bid prices for our common stock, as reported by the OTC Bulletin Board, for the periods indicated. The quotations reported by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2015		2014
	High	Low	High	Low

First Quarter	$0.38	$0.13	$0.28	$0.05
Second Quarter	$0.60	$0.25	$0.27	$0.15
Third Quarter	$0.50	$0.32	$0.20	$0.10
Fourth Quarter	$0.45	$0.35	$0.18	$0.12

As of December 31, 2015, we had 745 holders of record of our common stock and over 3,700 beneficial holders of our common stock.

We have never declared or paid a cash dividend on our common stock and since all of our funds are committed to clinical research we do not anticipate that any cash dividends will be paid on our common stock in the foreseeable future.

On March 28, 2014, we issued 11,250,000 shares of common stock to GtreeBNT, Co. Ltd. for aggregate cash proceeds of $1,500,000 in connection with two license agreements and a securities purchase agreement with GtreeBNT. The offer, sale, and issuance of the shares to GtreeBNT were exempt from registration under the Securities Act under Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. GtreeBNT represented to the Company that it is an accredited investor as defined in Rule 501 promulgated under the Securities Act.

On August 29, 2014, the Company issued 8,333,333 shares of common stock to GtreeBNT, Co. Ltd. for aggregate cash proceeds of $1,000,000. The offer, sale, and issuance of the shares to GtreeBNT were exempt from registration under the Securities Act under Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. GtreeBNT represented to the Company that it is an accredited investor as defined in Rule 501 promulgated under the Securities Act.

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

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis together with our financial statements and the related notes included elsewhere in this annual report.

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

In addition to our three pharmaceutical product candidates, we are also evaluating the potential use of peptide fragments and derivatives of Tß4 for cosmeceutical and other personal care uses. These fragments are select amino acid sequences, and variations thereof, within the Tß4 molecule that have demonstrated activity in several in vitro preclinical research studies that we have sponsored. We believe the biological activities of these fragments may be useful, for example, in developing novel cosmeceutical products for the anti-aging market. Our strategy is to collaborate with another company to develop cosmeceutical formulations based on these peptides.

Current Financial Circumstances

Our current capital resources coupled with the $250,000 received pursuant to the execution of a term sheet with an affiliated party in April 2016, will only be sufficient to fund operations into the third quarter of 2016.

Current Clinical Status

On January 28, 2015, we announced that we had entered into a Joint Venture Agreement with GtreeBNT Co., Ltd., a Korean pharma company and shareholder of the Company. The Joint Venture Agreement provides for the creation of an entity, ReGenTree, LLC, jointly owned by us and GtreeBNT that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. GtreeBNT is be responsible for funding all product development and commercialization efforts, and holds a majority interest in ReGenTree. In March 2015, GtreeBNT reported that it received $7.28 million to expand international development of the product candidate, RGN-259 (designated GBT-201 in Korea). The $7.28 million will be used for development of RGN-259/GBT-201 for dry eye syndrome and neurotrophic keratopathy in the U.S. through the U.S. joint venture, ReGenTree, LLC.

In September 2015, ReGenTree began a Phase 2b/3 clinical trial in patients with dry eye syndrome (“DES”) and a Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. In January 2016, the DES had completed enrollment of all patients in the trial. The last patient received the last treatment in February. We expect to report top line data from the DES trial at the end of April 2016. The NK trial, a smaller study in an orphan population, has enrolled seven patients thus far with a goal of 46. Of the eight original clinical sites for the study, six are enrolling patients, one has yet to receive IRB approval to begin enrolling patients, and one was unable to consummate a clinical contract with ReGenTree. ReGenTree is considering adding additional sites to accelerate patient enrollment.

Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for these ophthalmic trials are, in general, relatively fast, as opposed to most other clinical efforts.

We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until the results are obtained from the current ophthalmic clinical trials before moving into the EU with RGN-259. If successful, this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

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

Variable Interest Entities

The Company has determined that the Joint Venture is a “variable interest entity”, since the total equity investment at risk is not sufficient to permit the Joint Venture to finance its activities without additional subordinated financial support. Further, because of GtreeBNT’s majority equity stake in the Joint Venture, voting control, control of the board of directors, and substantive management rights, and given that the Company does not have the power to direct the Joint Venture’s activities that most significantly impact its economic performance, the Company determined that it is not the primary beneficiary of the Joint Venture and therefore is not required to consolidate the Joint Venture. The Company reports its equity stake in the Joint Venture using the equity method of accounting because, while it does not control the Joint Venture, the Company can exert significant influence over the Joint Ventures activities by virtue of its board representation.

Because the Company is not obligated to fund the Joint Venture, and has not provided any financial support and has no commitment to provide financial support in the future to the Joint Venture, the carrying value of its investment in the Joint Venture is zero. As a result, the Company is not recognizing its share (49%) of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point the Company will reduce its share of the Joint Venture’s net income by its share of previously suspended net losses. As of December 31, 2015, because it has not provided any financial support, the Company has no financial exposure as a result of its variable interest in the Joint Venture.

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

Results of Operations

Comparison of years ended December 31, 2015 and 2014

Revenues. For the year ended December 31, 2015, we recorded revenue in the amount of $60,612, $40,000 of this revenue related to the sale of unformulated Tß4 to GtreeBNT for use in their product development work in Korea. There were no associated costs with this transaction as the cost of Tß4 had been expensed in a prior period. We also recorded revenue in the amount of $20,612 which reflects the amortization of the upfront license fee over the life of the ReGenTree license agreement of 25 years. We did not record any revenue for the year ended December 31, 2014.

Expenses — Research and development. For the year ended December 31, 2015, our R&D expenditures decreased by $164,000, or 45%, to $203,000, from approximately $367,000 in 2014. The decrease from 2014 reflects the execution of the our strategy to out license or partner our development programs in addition to our entry into the ReGenTree joint venture agreement in 2015 under which we are not responsible for the development activity or costs. The 2014 R&D expenditures were primarily related to the engagement of part-time personnel, outside consultants and CROs to evaluate our readiness to proceed directly into a Phase 3 clinical trial for neurotrophic keratopathy (NK) under the orphan designation received in late 2013. In 2015 our R&D expense includes $73,000 of non-cash stock based compensation expense versus $48,000 in 2014.

Expenses — General and administrative. For the year ended December 31, 2015, our G&A expenses increased by approximately $379,000, or 32%, to $1.6 million from $1.2 million in 2014. The increase was primarily the result of increases in professional services including legal costs incurred in association with completing the ReGenTree joint venture agreement. Our 2015 financial statements reflect cost increases of stock option expense (increase of $44,000), professional services (increase of $211,000), investor relations (increase of $81,000), insurance (increase of $16,000), compliance (increase of $30,000) and travel and related (increase of $13,000). These increases were partially offset by decreases in facility and related costs (decreased by $16,000)

Liquidity and Capital Resources

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. We have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings, issuance of convertible debt, and, as discussed below, we have been awarded government grants and will continue to pursue other governmental funding sources. The report of our independent registered public accounting firm regarding our financial statements as of and for the year ended December 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.

We incurred a net loss of $5,270,000 for the year ended December 31, 2015. We had cash and cash equivalents of $318,000 at December 31, 2015, this amount coupled with the $250,000 received pursuant to the execution of a term sheet with an affiliated party in April 2016, will fund our operations into the third quarter of 2016. We will need to raise capital in the very near future to fund our operating budget for 2016 and beyond. A sale of common stock and warrants, a convertible instrument or an expansion of licensed rights are possible sources of operating capital in the near future. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Net Cash Used in Operating Activities. Net cash used in operating activities was $525,000 and $1,704,000 for the years ended December 31, 2015 and 2014, respectively. Our reported net loss for the year ended December 31, 2015 was $5,270,000, which included $366,000 in non-cash expenses as well as an unrealized loss of $3,388,000 as a result of the increase in valuation of our convertible debt derivative component. In 2015 our statement of cash flows reflects an additional $979,000 related to payments received under the license agreement with the Joint Venture as well as a net decrease in accounts payable and accrued expenses of $80,000 and a decrease in prepaid expenses of $62,000. For 2014 we reported a net loss of $2,754,000 which included $302,000 of non-cash expenses as well as an unrealized loss of $1,015,000 as a result of the increase in valuation of our convertible debt derivative component. In 2014 we also experienced a net decrease in accounts payable and accrued expenses of $207,000 and well as an increase in prepaid expenses of $60,000.

Net Cash Used in Investing Activities. Net cash used in investing activities for 2015 was $1,000 for capital expenditures. Net cash used in investing activities for 2014 was $13,000.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $0 and $2,555,000 for the years ended December 31, 2015 and 2014, respectively. In 2014 the cash provided by financing activities consisted of the proceeds from the sale of common stock to GtreeBNT in March ($1,500,000) and August ($1,000,000) and $55,000 from the sale of convertible debt offerings as discussed in Note 7 to our financial statements included in this report.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, RegeneRx has active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for ophthalmic trials are, in general, relatively fast, as opposed to most other clinical efforts, so data from the U.S. dry eye trial should be forthcoming by the end of April 2016 and data from the NK study toward the end of 2016 or possibly later.

We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until the results are obtained from the current ophthalmic clinical trials before moving into the EU with RGN-259. If successful, this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

Our current capital resources coupled with the $250,000 received pursuant to the execution of a term sheet with an affiliated party in April 2016, we only have sufficient capital to fund operations into the third quarter of 2016. A sale of common stock and warrants, a convertible instrument or additional partnering of licensed rights are possible sources of operating capital in the future.

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

Our proprietary product candidates have not yet achieved FDA marketing approval, which is required before we can market them as therapeutic products. In order to proceed to subsequent clinical trial stages and to ultimately achieve marketing approval, the FDA must conclude that our clinical data establish safety and efficacy. Historically, the results from preclinical studies and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings in addition to a series of five convertible debt placements from October 2012 to January 2014. In March 2014 we entered into a strategic transaction with GtreeBNT which includes the purchase of approximately 19.6 million shares of common stock by G-GtreeBNT in two tranches, GtreeBNT is now our second largest stockholder. Our current capital resources coupled with the $250,000 received pursuant to the execution of a term sheet with an affiliated party in April 2016, we only have sufficient capital to fund operations into the third quarter of 2016. A sale of common stock and warrants, a convertible instrument or additional partnering of licensed rights are possible sources of operating capital in the future.

On January 28, 2015, we announced that we had entered into a Joint Venture Agreement with GtreeBNT , a shareholder of the Company. The Joint Venture Agreement provides for the creation of an entity, ReGenTree, LLC, jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. GtreeBNT is responsible for funding all product development and commercialization efforts.

RegeneRx’s ownership interest in ReGenTree is 49% and will be reduced to 42% when the clinical study report is filed for the Phase 3 dry eye clinical trial. Based on when, and if, certain additional development milestones are achieved in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon approval of an NDA for Dry Eye Syndrome in the U.S. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We received a total of $1 million in two tranches under the terms of the License Agreement. The first tranche of $500,000 was received in March 2015 and a second in the amount of $500,000, was received in September 2015.

We are also entitled to royalties as a percentage of net sales ranging from the single digits to the low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. In the event the ReGenTree entity is acquired or there is a change of control that occurs following achievement of an NDA, RegeneRx shall be entitled to 40% of all change of control proceeds paid or payable and will forgo any future royalties. RegeneRx possesses one of three board seats and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Licensing Agreements

As noted above, we have entered into two strategic agreements with GtreeBNT. GtreeBNT licensed the development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan) while also licensing the development and commercialization rights for RGN-137 in the U.S. In January 2015 we entered into a joint venture and licensing agreement with GtreeBNT that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratitis in the United States, as well as any other indications within the field of ophthalmology. The license agreements provide for the opportunity for us to receive milestone payments upon specified commercial events and royalty payments in connection with any commercial sales of the licensed products in the respective territories. However, there are no assurances that we will be able to attain any such milestones or generate any such royalty payments under the agreements.

We have a license agreement with Sigma-Tau/Alfa Wassermann that provides the opportunity for us to receive milestone payments upon specified events and royalty payments in connection with commercial sales of Tß4 in Europe. However, we have not received any milestone payments to date, and there can be no assurance that we will be able to attain such milestones and generate any such payments under the agreement.

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

Government Grants

We have previously received significant government funding and continue to pursue such funding for both RGN-259 as well as RGN-352, although there can be no guarantee that we will be able to obtain any such funding.

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

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are included beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as provided in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer who currently serves as both our principal executive officer and our principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. We periodically review the design and effectiveness of our disclosure controls and procedures, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and procedures and may take other corrective action if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2015, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer, in his capacity as principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on our financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer in his capacity as principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s Internal Controls over Financial Reporting in the quarter ended December 31, 2015.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth as of March 15, 2016 the name, age and position of each person who serves as an executive officer or director of our company. There are no family relationships among any of our executive officers or directors, with the exception that Mr. Finkelstein is the first cousin of Dr. Goldstein’s wife.

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

Name	Age	Position
Executive Officers:
Mr. J.J. Finkelstein	64	President, Chief Executive Officer and Director

Directors:
Dr. Allan L. Goldstein	78	Founder, Chairman of the Board and Chief Scientific Officer
Mr. R. Don Elsey	62	Director
Mr. Joseph C. McNay	82	Director
Mr. Mauro Bove	61	Director

Mr. Finkelstein has served as our President and Chief Executive Officer and a member of our Board of Directors since 2002. Mr. Finkelstein also served as our Chief Executive Officer from 1984 to 1989 and as the Vice Chairman of our Board of Directors from 1989 to 1991. Mr. Finkelstein has worked as an executive officer and consultant in the bioscience industry for the past 34 years, including serving from 1989 to 1996 as chief executive officer of Cryomedical Sciences, Inc., a publicly-traded medical device company. Mr. Finkelstein has significant experience in developing early-stage companies. He has been responsible for the regulatory approval and marketing of several medical devices in the U.S. and abroad. Mr. Finkelstein has previously served on the executive committee of the Board of Directors of the Technology Council of Maryland and MdBio, Inc. and currently chairs the MdBio Foundation, all of which are non-profit entities that support bioscience development and education in the State of Maryland. Mr. Finkelstein received a business degree in finance from the University of Texas. The Board believes that Mr. Finkelstein’s history and long tenure as our Chief Executive Officer positions him to contribute to the Board his extensive knowledge of our company and to provide Board continuity. In addition, the Board believes that his experience at prior companies has provided him with operational and industry expertise, as well as leadership skills that are important to the Board.

Dr. Goldstein has served as the Chairman of our Board of Directors and our Chief Scientific Officer since he founded our company in 1982. Dr. Goldstein is Emeritus Professor & former Chairman of the Department of Biochemistry and Molecular Medicine at the George Washington University School of Medicine and Health Sciences. Dr. Goldstein is a recognized expert in the field of immunology and protein chemistry, having authored over 435 scientific articles in professional journals. He is also the inventor on over 25 issued and/or pending patents in biochemistry, immunology, cardiology, cancer and wound healing. Dr. Goldstein discovered several important compounds, including Ta1, which is marketed worldwide, and Tb4, which is the basis for RegeneRx’s clinical program. Dr. Goldstein served on the Board of Trustees of the Sabin Vaccine Institute from 2000 to 2012 and on the Board of Directors of the Richard B. and Lynne V. Cheney Cardiovascular Institute from 2006 to 2012. Dr. Goldstein has also done pioneering work in the area of medical education, developing distance learning programs for the internet entitled “Frontiers in Medicine,” a medical education series that Dr. Goldstein developed. The Board believes that Dr. Goldstein’s scientific expertise, industry background and prior experience as our founder all position him to make an effective contribution to the medical and scientific understanding of the Board, which the committee believes to be particularly important as we continue our Tb4 development efforts.

Mr. Elsey has served as a member of our Board of Directors since September 2010. Currently Mr. Elsey serves as CFO of Senseonics, Inc. a medical device company focused on continuous glucose monitoring. From May 2014 until February 2015 Mr. Elsey served as chief financial officer of Regado Biosciences, a public, late-stage clinical development biopharmaceutical company. From December 2012 to February 2014 Mr. Elsey served as chief financial officer of LifeCell, Inc., a privately held regenerative medicine company. From June 2005 to December 2012, he served in numerous finance capacities, most recently as senior vice president and chief financial officer, at Emergent BioSolutions Inc., a publicly held biopharmaceutical company. He served as the director of finance and administration at IGEN International, Inc., a publicly held biotechnology company, and its successor BioVeris Corporation, from April 2000 to June 2005. Prior to joining IGEN, Mr. Elsey served as director of finance at Applera, a genomics and sequencing company, and in several finance positions at International Business Machines, Inc. He received an M.B.A. in finance and a B.A. in economics from Michigan State University. Mr. Elsey is a certified management accountant. The Board believes that Mr. Elsey’s experience as chief financial officer of a public company is particularly valuable to our business in that it positions him to contribute to our board’s and audit committee’s understanding of financial matters.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations of our directors and officers that no other reports were required, during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows, for the fiscal years ended December 31, 2015 and 2014, compensation awarded to or paid to, or earned by, our chief executive officer who was our only named executive officers for fiscal 2015. For purposes of this report, we sometimes refer to our chief executive officer as our named executive officer.

Of note, our annual rates of compensation for our named executive officer and all employees were reduced effective December 1, 2011. Beginning in January 2012, all employees became part-time hourly employees with reduced work schedules. Additionally, in January 2012, we discontinued providing employee health benefits and company-sponsored 401(k) matching contributions. On April 16, 2014 we entered into a new employment agreement with Mr. Finkelstein under which Mr. Finkelstein’s base salary was set at $125,000 annually, and on January 1, 2015 Mr. Finkelstein’s base salary was increased to $150,000.

				Option	All Other
		Salary	Bonus	Awards(1)	Compensation(2)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

J.J. Finkelstein, President and	2015	154,519	--	127,104	3,360	284,983
Chief Executive Officer	2014	110,813	--	71,630	3,360	185,803

(1)	The 2014 & 2015 amounts reflect the aggregate total grant date fair values (computed in accordance with FASB ASC Topic 718 or ASC Topic 505) of options granted to the executives during 2014.

(2)	The 2014 & 2015 amount reflects payment of life insurance premiums for Mr. Finkelstein in the amount of $3,360

Employment Agreements; Potential Payments Upon Termination or Change in Control

Employment Agreement with Mr. Finkelstein

We entered into an employment agreement with Mr. Finkelstein on April 16, 2014 for him to serve as our president and chief executive officer. Mr. Finkelstein’s employment agreement has an initial three-year term, which is automatically renewed for additional one-year periods unless either we or Mr. Finkelstein elect not to renew it. Mr. Finkelstein’s annual base salary was $125,000, which was increased to $150,000 on January 1, 2015. Mr. Finkelstein’s salary may not be adjusted downward without his written consent, except in a circumstance which is part of a general reduction or other concessionary arrangement affecting all employees or affecting senior executive officers. Mr. Finkelstein is also eligible to receive an annual bonus in an amount established by the Board and is entitled to participate in and receive all standard employee benefits and to participate in all of our applicable incentive plans, including stock option, stock, bonus, savings and retirement plans. We also provide him with $1 million in life insurance.

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

Outstanding Equity Awards at December 31, 2015

The following table shows certain information regarding outstanding equity awards at December 31, 2015 for the named executive officer, all of which were stock options granted under our Amended and Restated 2000 Stock Option and Incentive Plan or our 2010 Equity Incentive Plan.

	Number of Shares Underlying Unexercised Options (#)	Number of Shares Underlying Unexercised Options (#)	Option Exercise Price	Option
Name	Exercisable	Unexercisable	($)	Expiration Date	Note

Mr. Finkelstein	114,748	—	0.57	4/10/2019
	125,000	—	0.76	10/11/2016
	125,000	—	0.27	07/14/2017
	125,000	—	0.22	8/3/2018
	80,135	—	0.16	12/12/2018
	375,000	125,000	0.14	1/24/2019	(1)
	35,000	—	0.16	4/4/2019
	250,000	250,000	0.21	3/25/2021	(2)
	125,000	375,000	0.36	6/30/2022	(2)

(1)	This option vests in equal installments on the first four anniversaries of the grant date. In each case these options were granted seven years prior to the listed expiration dates.

(2)	This option vests in equal installments upon grant and on the first three anniversaries of the grant date. In each case these options were granted seven years prior to the listed expiration dates.

Post-Employment Compensation

We do not maintain any plans providing for payment or other benefits at, following, or in connection with retirement other than a 401(k) plan which was available to all employees through 2011. The Company did not make any plan contributions in 2014 or 2015. In addition, we do not maintain any non-qualified deferred compensation plans.

Director Compensation

The following table sets forth certain information for the fiscal year ended December 31, 2015 with respect to the compensation of our directors. Mr. Finkelstein’s compensation is disclosed in the Summary Compensation Table above, and he does not receive any additional compensation for his service as a director. Dr. Goldstein is an employee of our company and his compensation as an employee is set forth in the table below. He does not receive any additional compensation for his service as a director.

The Company had in effect a non-employee director compensation policy which was suspended in November 2011 by our Board of Directors elected to help the company preserve capital and consistent with this certain fees accrued in 2011 were forfeited and no retainer or meeting fees were paid to non-employee directors in 2014 or 2015.

In March 2014, in view of the Board’s November 2011 decision to temporarily cease paying cash compensation to non-employee directors for Board and committee service, the Board elected to make director option grants to all directors to compensate them for serving during 2014 and 2015. In 2015 each independent director was granted 100,000 options in each February and June with exercise prices per share of $0.19 and $0.36, respectively. Each of these option grants vests in four segments pursuant to each director’s continued service. Each director was granted a stock option to purchase a specific number of shares of common stock at an exercise price of $0.21 per share, which vests in four segments pursuant to each director’s continued service. This option grant was the only compensation received by non-employee directors in 2014 and 2015.

We also reimburse directors for expenses incurred in attending meetings of the board and other events attended on our behalf and at our request.

Director Compensation for Fiscal 2015

	Fees Earned
	or Paid	Option	All Other
	in Cash	Awards	Compensation		Total
Name	($)(1)	($)	($)		($)

Allan Goldstein, Ph.D.	--	63,552	92,712	(2)	156,264
R. Don Elsey	--	38,623	--		38,623
Joseph McNay	--	38,623	--		38,623
Mauro Bove	--	38,623	--		38,623

(1)	As described above, during 2011, our Board of Directors elected to cease paying cash compensation to non-employee directors to help the company preserve capital.

Options held by each Board member as of December 31, 2015, are as follows:

Allan Goldstein, Ph.D.	1,459,077
R. Don Elsey	430,000
Joseph McNay	433,024
Mauro Bove	462,155

(2)	In addition to being Chairman of our Board of Directors, Dr. Goldstein also serves as our Chief Science Officer. In this capacity, Dr. Goldstein received cash compensation of $92,712 in 2015. In 2015 Dr. Goldstein was also granted options to purchase 250,000 shares of common stock.

We entered into an employment agreement with Dr. Goldstein on April 16, 2014 for him to serve as our Chief Science Officer. Dr. Goldstein’s employment agreement had an initial one-year term, which has been and will be automatically renewed for additional one-year periods unless either we or Mr. Goldstein elect not to renew it. Dr. Goldstein’s annual base salary was $75,000 and was increased to $90,000 on January 1, 2015. Dr. Goldstein’s salary may not be adjusted downward without his written consent, except in a circumstance which is part of a general reduction or other concessionary arrangement affecting all employees or affecting senior executive officers. Dr. Goldstein is also eligible to receive an annual bonus in an amount established by the Board and is entitled to participate in and receive all standard employee benefits and to participate in all of our applicable incentive plans, including stock option, stock, bonus, savings and retirement plans.

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

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of March 15, 2016 by (i) each director; (ii) each of the named executive officers; (iii) all executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. The address for all directors and executive officers is c/o RegeneRx Biopharmaceuticals, Inc., 15245 Shady Grove Road, Suite 470, Rockville, MD 20850.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares		Percent of Total

5% Stockholders:
Entities affiliated previously affiliated with Sigma-Tau Finanziaria, S.p.A., Via Sudafrica, 20, Rome, Italy 00144	34,082,011	(2)	32.2%
GtreeBNT, Co., Ltd. 22nd FL, Parkview Tower, 248 Jungjail-ro, Bundang-gu, Seongnam-si, Gyeonggi-do 463-863, Republic of Korea	19,583,333	(3)	19.3%

Named Executive Officers and Directors:
J.J. Finkelstein	3,185,854	(4)	3.1%
Allan L. Goldstein	3,304,153	(5)	3.2%
Joseph C. McNay	5,767,135	(6)	5.4%
Mauro Bove	299,655	(7)	*
R. Don Elsey	358,333	(8)	*

All directors and executive officers as a group (5 persons)	12,915,131	(9)	11.6%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 101,640,092 shares of common stock outstanding on March 15, 2016, adjusted as required by rules promulgated by the Securities and Exchange Commission (the “SEC”).

(2)	Consists of 984,615 shares of common stock held of record held by Sigma-Tau Finanziaria, S.p.A. (“Sigma-Tau”); 12,937,111 shares of common stock held of record held by Defiante Farmaceutica S.A. (“Defiante”), a subsidiary of Sigma-Tau; 6,348,878 shares of common stock held of record held by Taufin International S.A. (“Taufin”), an entity wholly owned by Taufin S.p.A., which is owned directly by the estate of Claudio Cavazza, who directly and indirectly owns 57% of Sigma-Tau; and 9,711,407 shares of common stock held of record, 3,833,333 shares of common stock issuable upon conversion of a convertible promissory note and 266,667 shares of common stock issuable upon exercise of warrants held by Sinaf S.A. (“Sinaf”), an indirect wholly-owned subsidiary of Aptafin S.p.A., which is owned by Paolo Cavazza and members of his family, that are exercisable within 60 days of March 15, 2016. Paolo Cavazza directly and indirectly owns 38% of Sigma-Tau.

(3)	Consists of 19,583,333 shares of common stock held of record by GtreeBNT which were acquired in two equity purchases in March 2014 and August 2014.

(4)	Consists of 1,377,638 shares of common stock held of record by Mr. Finkelstein, 1,604,833 shares of common stock issuable upon exercise of options, 20,000 shares of common stock issuable upon exercise of warrants and 183,333 shares of common stock issuable upon conversion of a convertible promissory note, in each case exercisable within 60 days of March 15, 2016.

(5)	Consists of 931,743 shares of common stock held of record by Dr. Goldstein, 1,166,667 shares of common stock issuable upon conversion of a convertible promissory note, 1,159,077 shares of common stock issuable upon exercise of options and 46,666 shares of common stock issuable upon exercise of warrants, in each case exercisable within 60 days of March 15, 2016.

(6)	Consists of 1,339,111 shares of common stock held of record by Mr. McNay, 4,083,333 shares of common stock issuable upon conversion of a convertible promissory note, 263,024 shares of common stock issuable upon exercise of options and 66,667 shares of common stock issuable upon exercise of warrants, in each case exercisable within 60 days of March 15, 2015.

(7)	Consists of 299,655 shares of common stock issuable upon exercise of options exercisable within 60 days of March 15, 2016. Mr. Bove was an officer of Sigma-Tau, but he had no beneficial ownership over the reported securities as he has no voting or dispositive power with respect to the securities held by Sigma-Tau and its affiliates described in footnote 2 above.

(8)	Consists of 275,000 shares of common stock issuable upon exercise of options and 83,333 shares of common stock issuable upon conversion of a convertible promissory note, in each case exercisable within 60 days of March 15, 2016.

(9)	Consists of 3,648,492 shares of common stock held of record, 5,516,667 shares of common stock issuable upon conversion of convertible promissory notes, 3,616,639 shares of common stock issuable upon exercise of options and 133,333 shares of common stock issuable upon exercise of warrants, in each case exercisable within 60 days of March 15, 2016.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 about the securities authorized for issuance to our employees, directors and other eligible participants under our equity compensation plans, consisting of the Amended and Restated 2000 Stock Option and Incentive Plan and the 2010 Equity Incentive Plan.

Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon exercise	Weighted-average exercise	equity compensation plans
	of outstanding options,	price of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	7,131,211	$0.30	1,548,029

Equity compensation plans not approved by security holders	—	—	—

Total	7,131,211	$0.30	1,548,029

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Described below are transactions and series of similar transactions that have occurred during fiscal 2015 to which we were a party or are a party in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	a director, executive officer, beneficial owner of more than five percent of any class of our voting securities or any member of their immediate family had or will have a direct or indirect material interest.

U.S. Joint Venture

On January 28, 2015, we announced that we entered into a Joint Venture Agreement with GtreeBNT. The Joint Venture Agreement provides for the creation of ReGenTree, owned by us and GtreeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States, or other ophthalmic indications in the U.S. GtreeBNT will be responsible for funding product development and commercialization efforts, and hold a majority interest, of ReGenTree. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States.

In September 2015, ReGenTree began a multi-centered, randomized, double-masked Phase 2b/3 clinical trial in patients with dry eye syndrome (“DES”) and a multi-centered, randomized, double-masked Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. The DES trial has completed full enrollment and treatment of all patients. The NK trial, a smaller study in an orphan population, has enrolled seven patients thus far with a goal of 46. Of the eight original clinical sites for the study, six are enrolling patients, one has yet to receive IRB approval to begin enrolling patients, and one was unable to consummate a clinical contract with ReGenTree. ReGenTree is considering adding additional sites to accelerate patient enrollment. Patient accrual, treatment, and follow-up for ophthalmic trials are, in general, relatively fast, as opposed to most other clinical efforts, so data, from the U.S. dry eye trial should be forthcoming in early 2016 and data from the NK study toward the end of 2016 or possibly later.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his family members, and our company, our senior management and our independent auditors, our board has determined that the following three directors are independent directors within the meaning of the applicable NYSE Amex listing standards: Mr. Elsey, Mr. Bove and Mr. McNay. In making this determination, the board found that none of these directors had a material or other disqualifying relationship with us. Mr. Finkelstein, our President and Chief Executive Officer, and Dr. Goldstein our Chief Scientific Officer, are not independent by virtue of their employment with us.

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

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2015 and 2014 by our independent registered public accounting firm CohnReznick LLP. All such fees described below were approved by the audit committee.

	2015	2014
Audit fees	$71,000	$71,000
Tax fees (1)	—	—
Total Fees	$71,000	$71,000

(1)	Tax fees include the preparation of our corporate federal and state income tax returns.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

See Exhibit Index to Form 10-K following the signature page hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc. (Registrant)

Date: April 11, 2016	By:	/s/ J.J. Finkelstein
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

Name	Title	Date

/s/ Allan L. Goldstein	Chairman of the Board, Chief Scientific	April 11, 2016
Allan L. Goldstein	Officer, and Director

/s/ J.J. Finkelstein	President, Chief Executive Officer, and	April 11, 2016
J.J. Finkelstein	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ R. Don Elsey	Director	April 11, 2016
R. Don Elsey

/s/ Joseph C. McNay	Director	April 11, 2016
Joseph C. McNay

/s/ Mauro Bove	Director	April 11, 2016
Mauro Bove

RegeneRx Biopharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of RegeneRx Biopharmaceuticals, Inc.

We have audited the accompanying balance sheets of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. RegeneRx Biopharmaceuticals, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United Stated of America.

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

/s/ CohnReznick LLP

Tysons, Virginia

April 8, 2016

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	December 31,
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$317,627	$844,043
Prepaid expenses and other current assets	24,300	86,525
Total current assets	341,927	930,568
Property and equipment, net of accumulated depreciation of $88,794 and $85,392	10,544	12,871
Other assets	5,752	5,752
Total assets	$358,223	$949,191

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$141,130	$232,610
Accrued expenses	217,911	177,009
Total current liabilities	359,041	409,619

Long-Term liabilities
Unearned revenue	1,379,388	400,000
Convertible promisory note	300,000	300,000
Convertible promisory notes, net of derivative liability	388,854	266,021
Fair value of derivative liability	4,673,336	1,285,170
Total liabilities	7,100,619	2,660,810

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 101,640,092 and 101,316,580 issued and outstanding	101,640	101,317
Additional paid-in capital	98,230,802	97,991,419
Accumulated deficit	(105,074,838)	(99,804,355)
Total stockholders' deficit	(6,742,396)	(1,711,619)
Total liabilities and stockholders' deficit	$358,223	$949,191

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

	Years ended December 31,
	2015	2014

Revenues	$60,612	$-

Operating expenses
Research and development	203,185	367,275
General and administrative	1,566,962	1,188,211
Total operating expenses	1,770,147	1,555,486
Loss from operations	(1,709,535)	(1,555,486)
Interest and other income	101	153
Interest expense	(172,883)	(183,473)
Change in fair value of derivative liability	(3,388,166)	(1,014,836)
Net loss	$(5,270,483)	$(2,753,642)

Basic and diluted net loss per common share	$(0.05)	$(0.03)
Weighted average number of common shares outstanding	101,527,676	93,186,443

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Changes in Stockholders' Deficit

Years ended December 31, 2015 and 2014

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2013	81,733,247	$81,733	$95,347,571	$(97,050,713)	$(1,621,409)
Issuance of common stock to G-treeBNT	19,583,333	19,584	2,480,416	-	2,500,000
Share-based compensation expense	-	-	163,432	-	163,432
Net loss	-	-	-	(2,753,642)	(2,753,642)
Balance, December 31, 2014	101,316,580	$101,317	$97,991,419	$(99,804,355)	$(1,711,619)
Issuance of common stock & warrants	323,512	323	7,776	-	8,099
Share-based compensation expense	-	-	231,607	-	231,607
Net loss	-	-	-	(5,270,483)	(5,270,483)
Balance, December 31, 2015	101,640,092	$101,640	$98,230,802	$(105,074,838)	$(6,742,396)

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

	Years ended December 31,
	2015	2014

Operating activities:
Net loss	$(5,270,483)	$(2,753,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,403	4,823
Non-cash share-based compensation	231,607	163,432
Non-cash interest expense	122,833	133,476
Non-cash expense - issuance of stock for services	8,100	-
Change in fair value of derivative liability	3,388,166	1,014,836
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	62,225	(60,226)
Accounts payable	(91,481)	(344,602)
Accrued expenses	40,902	137,960
Unearned revenue	979,388	-
Net cash used in operating activities	(525,340)	(1,703,943)

Investing activities:
Purchase of property and equipment	(1,076)	(13,320)
Net cash used in investing activities	(1,076)	(13,320)

Financing activities:
Proceeds from sale of common stock and issuance of warrants	-	2,500,000
Net proceeds from issuance of debt	-	55,000
Net cash provided by financing activities	-	2,555,000

Net increase (decrease) in cash and cash equivalents	(526,416)	837,737

Cash and cash equivalents at beginning of year	844,043	6,306
Cash and cash equivalents at end of year	$317,627	$844,043

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2015

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

Management Plans to Address Operating Conditions.

On January 28, 2015, we announced that we had entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with GtreeBNT Co., Ltd., a Korean pharma company (“GtreeBNT”) and shareholder of the Company. The Joint Venture Agreement provides for the creation of an entity, ReGenTree, LLC (the “Joint Venture” or “ReGenTree”), jointly owned by us and GtreeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. GtreeBNT will be responsible for funding all product development and commercialization efforts, and holds a majority interest of ReGenTree that varies depending on development milestones achieved and eventual commercialization path, if successful. In March 2015, GtreeBNT reported that it received $7.28 million to expand international development of the product candidate, RGN-259 (designated GBT-201 in Korea). The $7.28 million will be used for development of RGN-259/GBT-201 for dry eye syndrome and neurotrophic keratopathy in the U.S. through the U.S. joint venture, ReGenTree, LLC.

RegeneRx’s ownership interest in ReGenTree is 49% and will be reduced to 42% when the clinical study report is filed for the Phase 3 dry eye clinical trial. Based on when, and if, certain additional development milestones are achieved in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon approval of an NDA for Dry Eye Syndrome in the U.S. In the event the ReGenTree entity is acquired or there is a change of control that occurs following achievement of an NDA, RegeneRx shall be entitled to 40% of all change of control proceeds paid or payable and will forgo any future royalties.

In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We received a total of $1 million in two tranches under the terms of the License Agreement. The first tranche of $500,000 was received in March 2015 and a second in the amount of $500,000 was received in September 2015. We are also entitled to royalties as a percentage of net sales ranging from the single digits to the low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent.

In September 2015, ReGenTree began a Phase 2b/3 clinical trial in patients with dry eye syndrome (“DES”) and a Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. In January 2016, the DES had completed enrollment of all patients in the trial. The last patient received the last treatment in February. We expect to report top line data from the DES trial at the end of April 2016. The NK trial, a smaller study in an orphan population, has enrolled seven patients thus far with a goal of 46. Of the eight original clinical sites for the study, six are enrolling patients, one has yet to receive IRB approval to begin enrolling patients, and one was unable to consummate a clinical contract with ReGenTree. ReGenTree is considering adding additional sites to accelerate patient enrollment.

Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. We received $250,000 pursuant to the signing of a term sheet with an affiliated entity in April 2016, with this amount coupled with our current cash, we believe we should be able to maintain our existing operations at the current level into the third quarter of 2016.

Lee's Pharmaceutical Ltd. (“Lee’s”), RegeneRx's licensee in China, Hong Kong, Macau and Taiwan, recently received notice from China's FDA (“CFDA”) declining its investigational new drug (“IND”) application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. Due to this unexpected regulatory hurdle, Lee's plans to modify its clinical program to conduct the Phase 2b dry eye trial in Hong Kong and Taiwan using the Tß4 supplied by RegeneRx while awaiting the manufacturing of Tß4 in China for a subsequent Phase 3 registration trial. We do not know when the Hong Kong/Taiwan trial will begin enrollment of patients. Under this revised strategy, Lee's believes it should be able to begin a Phase 3 registration trial in China sooner, rather than waiting on the production of Tß4 in China before initiating a Phase 2b trial.

GtreeBNT, RegeneRx's licensee in Korea, Australia, Japan and a number of other countries in Asia. GtreeBNT filed an IND with the Korean Ministry of Food and Drug Safety to conduct a Phase 2b/3 study with RGN-259 in patients with dry eye syndrome and in July 2015 received approval to conduct the trial. GtreeBNT has informed us that given its immediate focus on the two U.S. trials, it is considering the best timing for the Korean trial.

We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until the results are obtained from the current ophthalmic clinical trials before moving into the EU with RGN-259. If successful, this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

We have incurred net losses of $5,270,000 and $2,754,000 for the years ended December 31, 2015 and 2014, respectively. Since inception, and through December 31, 2015, we have an accumulated deficit of $105 million and we had cash and cash equivalents of $318,000 as of December 31, 2015. We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible to advance development of our product candidates with multiple clinical trials starting in 2015 and 2016. Even after extending the maturity date of our October 2012 Notes until October 2017, we will need additional funds to continue operations beyond the third quarter of 2016 as well as substantial additional funds in order to significantly advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our company or certain of our intellectual property rights.

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

In addition to our current operational requirements, we continually refine our operating strategy and evaluate alternative clinical uses of Tß4. However, substantial additional resources will be needed before we will be able to achieve sustained profitability. Consequently, we continually evaluate alternative sources of financing such as the sharing of development costs through strategic collaboration agreements. There can be no assurance that our financing efforts will be successful and, if we are not able to obtain sufficient levels of financing, we would delay certain clinical and/or research activities and our financial condition would be materially and adversely affected. Even if we are able to obtain sufficient funding, other factors including competition, dependence on third parties, uncertainty regarding patents, protection of proprietary rights, manufacturing of peptides, and technology obsolescence could have a significant impact on us and our operations.

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

Property and Equipment. Property and equipment consists of office furniture and equipment, and is stated at cost and depreciated over the estimated useful lives of the assets (generally two to five years) using the straight-line method. Expenditures for maintenance and repairs which do not significantly prolong the useful lives of the assets are charged to expense as incurred. Depreciation expense was $3,403 and $4,823 for the years ended December 31, 2015 and 2014, respectively.

Impairment of Long-lived Assets. When we record long-lived assets our policy is to regularly perform reviews to determine if and when the carrying value of our long-lived assets becomes impaired. During the years ended December 31, 2015 and 2014 no impairment losses were recorded.

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

Variable Interest Entities

The Company has determined that the Joint Venture is a “variable interest entity”, since the total equity investment at risk is not sufficient to permit the Joint Venture to finance its activities without additional subordinated financial support. Further, because of GtreeBNT’s majority equity stake in the Joint Venture, voting control, control of the board of directors, and substantive management rights, and given that the Company does not have the power to direct the Joint Venture’s activities that most significantly impact its economic performance, the Company determined that it is not the primary beneficiary of the Joint Venture and therefore is not required to consolidate the Joint Venture. The Company reports its equity stake in the Joint Venture using the equity method of accounting because, while it does not control the Joint Venture, the Company can exert significant influence over the Joint Ventures activities by virtue of its board representation.

Because the Company is not obligated to fund the Joint Venture, and has not provided any financial support and has no commitment to provide financial support in the future to the Joint Venture, the carrying value of its investment in the Joint Venture is zero. As a result, the Company is not recognizing its share (49%) of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point the Company will reduce its share of the Joint Venture’s net income by its share of previously suspended net losses. As of December 31, 2015, because it has not provided any financial support, the Company has no financial exposure as a result of its variable interest in the Joint Venture.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. We recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2015 and 2014. We have significant net operating loss carryforwards to potentially reduce future federal and state taxable income, and research and experimentation tax credit carryforwards available to potentially offset future federal and state income taxes. Use of our net operating loss and research and experimentation credit carryforwards may be limited due to changes in our ownership as defined within Section 382 of the Internal Revenue Code.

Net Loss Per Common Share. Net loss per common share for the years ended December 31, 2015 and 2014, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 22,621,951 shares and 34,050,093 shares in 2015 and 2014, respectively, reserved for the exercise of outstanding options, warrants and convertible debt instruments.

Share-Based Compensation. We measure share-based compensation expense based on the grant date fair value of the awards which is then recognized over the period which service is required to be provided. We estimate the grant date fair value using the Black-Scholes option-pricing model (“Black-Scholes”). We recognized $231,607 and $163,432 in share-based compensation expense for the years ended December 31, 2015 and 2014, respectively.

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

In November 2015, the FASB issued new guidance on the balance sheet classification of deferred taxes. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The accounting standard is effective for public business entities for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance did not have an impact on our financial statements.

In January 2016, the FASB issued a new accounting standard on recognition and measurement of financial assets and financial liabilities. The accounting standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.  In addition, it includes a clarification related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact, if any, that the pronouncement will have on the financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. ASU 2016-02 also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company has determined that the adoption of ASU 2016-02 will currently have no impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Equity Method and Joint Ventures affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership or degree of influence.   ASU 2016-07 is effective for the Company beginning on January 1, 2017, early adoption is permitted.  The Company is currently evaluating the effect this ASU will have on the consolidated financial statements.

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

At December 31, 2015 and 2014, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $318,000 and $844,000, respectively, which were valued using Level 1 inputs. Our December 31, 2015 balance sheet reflects qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued in March, July and September of 2013 and January 2014 (see Note 7). We evaluated the derivative liability embedded in the series of convertible notes to determine if an adjustment to the carrying value of the liability was required at December 31, 2015 using the following assumptions.

	March 2013	July 2013	Sept 2013	Jan 2014

Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate of return	0.92%	0.92%	0.92%	0.92%
Expected life in years	2.25	2.5	2.7	3
Volatility	119.5%	114.0%	110.7%	104.9%

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the year ended December 31, 2015, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at			Balance at
	December 31,	New	Change in	December 31,
	2014	Issuances	Fair Values	2015

Level 3 -
Derivative liabilities from:
Conversion features
March 2013	$412,500	$-	$1,087,500	$1,500,000
July 2013	183,334	-	483,333	666,667
September 2013	588,500	-	1,551,500	2,140,000
January 2014	100,836	-	265,833	366,669
Derivative instruments	$1,285,170	$-	$3,388,166	$4,673,336

4.	LICENSES, INTELLECTUAL PROPERTY, AND RELATED PARTY TRANSACTIONS

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

We have also entered into an agreement with a university under the terms of which we have received an exclusive license to technology and intellectual property.  The agreement, which is generally cancelable by us, provided for the payment of a license issue fee and/or minimum annual payments.  The initial license fee of $25,000 was paid in 2010 and no minimum fees were due for the year ended December 31, 2011. Beginning in 2012, minimum annual maintenance fees are $5,000 annually which was paid in 2012 but has not been paid for 2013, 2014 or 2015 as of the date of this report. In addition, the agreements provide for payments upon the achievement of certain milestones in product development.  The agreement also requires us to fund certain costs associated with the filing and prosecution of patent applications. In February 2013 this agreement was amended to include additional technology and intellectual property. The expanded license does not require payment of an initial license fee or additional annual maintenance fees but will be subject to payments upon the achievement of certain milestones for a product developed under the amended license of the additional technology and intellectual property.

All license fees are included in Research and Development in the accompanying statements of operations.

We have entered into a License and Supply Agreement (the “Agreement”) with Defiante Farmaceutica S.A. (“Defiante”) a Portuguese company that is a wholly owned subsidiary of Sigma-Tau, S.p.A., an international pharmaceutical company and an affiliate of Sigma-Tau Finanziaria S.p.A., who together with its affiliates comprise our largest stockholder group (the “Sigma-Tau Group”). This Agreement grants to Defiante the exclusive right to use Tb4 to conduct research and development activities in Europe. Under the Agreement, we will receive fees and royalty payments based on a percentage of specified sales of Tb4-related products by Defiante. The term of the Agreement continues until the later of the expiration of any patents developed under the Agreement, the expiration of marketing rights, or December 31, 2016. Defiante merged with Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. in 2013 and Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. merged with Alfa Wassermann, S.p.A.

In 2012, we entered into a License Agreement (the “Agreement”) with Lee’s Pharmaceutical (HK) Limited, headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Under the License Agreement, we are eligible to receive milestone payments and royalties, ranging from low double digit to high single digit percentages of any commercial sales of the licensed products. Lee’s will pay for all developmental costs associated with each product candidate. We will provide Tß4 to Lee’s at no charge for a Phase 2 ophthalmic clinical trial and will provide Tß4 to Lee’s for all other developmental and clinical work at a price equal to our cost. We will also have the right to exclusively license any improvements made by Lee’s to RegeneRx’s products outside of the licensed territory. Lee’s paid us $200,000 upon signing of a term sheet in March 2012, and Lee’s paid us an additional $200,000 upon signing of the definitive license agreement. Lee’s is an affiliate of Sigma-Tau, which collectively with its affiliates is our largest stockholder. As of December 31, 2015 and 2014, we have unearned revenue totaling $400,000 pursuant to this Agreement.

On March 7, 2014, we entered into license agreements with GtreeBNT Co., Ltd. The two Licensing Agreements are for the license of territorial rights to two of our Thymosin Beta 4-based products candidates, RGN-259 and RGN-137.

Under the License Agreement for RGN-259, our preservative-free eye drop product candidate, GtreeBNT will have the right to develop and commercialize RGN-259 in Asia (excluding China, Hong Kong, Taiwan, and Macau). The rights will be exclusive in Korea, Japan, Australia, New Zealand, Brunei, Cambodia, East Timor, Indonesia, Laos, Malaysia, Mongolia, Myanmar (Burma), Philippines, Singapore, Thailand, Vietnam, and Kazakhstan, and semi-exclusive in India, Pakistan, Bangladesh, Bhutan, Maldives, Nepal, Sri Lanka, Kyrgyzstan, Tajikistan, Turkmenistan and Uzbekistan, collectively, the Territory (the “259 Territory”). Under the 259 License Agreement we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double digit percentage of any commercial sales of the licensed product sold by GtreeBNT in the 259 Territory.

Under the License Agreement for RGN-137, our topical dermal gel product candidate, GtreeBNT will have the exclusive right to develop and commercialize RGN-137 in the U.S. (the”137 Territory”). Under the 137 License Agreement we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double digit percentage of any commercial sales of the Company’s licensed product sold by GtreeBNT in the 137 Territory.

Each license agreement contains diligence provisions which require the initiation of certain clinical trials within certain time periods that, if not met, would result in the loss of rights or exclusivity in certain countries. GtreeBNT will pay for all developmental costs associated with each product candidate. We will provide a certain limited amount of Tß4 to GtreeBNT at no charge for initial clinical trials in Korea, Japan and Australia for RGN-259 and in the U.S. for RGN-137 and will provide Tß4 to GtreeBNT for all other developmental and clinical work on a cost plus basis. We have the right to exclusively license any improvements made by GtreeBNT to our products outside of the licensed territory on a royalty free basis. The two firms have created a joint development committee and continue to discuss the development of the licensed products and share information relating thereto. Both companies will also share all non-clinical and clinical data and other information related to development of the licensed product candidates.

On January 28, 2015, the Company entered into the Joint Venture Agreement with GtreeBNT, a shareholder in the Company. The Joint Venture Agreement provides for the creation of the Joint Venture, jointly owned by the Company and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States.

GtreeBNT is solely responsible for funding all the product development and commercialization efforts of the Joint Venture. GtreeBNT made an initial contribution of $3 million in cash and received an initial equity stake of 51%. RegeneRx’s ownership interest in ReGenTree is 49% and will be reduced to 42% when the clinical study report is filed for the Phase 3 dry eye clinical trial. Based on when, and if, certain additional development milestones are achieved in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon approval of an NDA for Dry Eye Syndrome in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event the ReGenTree entity is acquired or there is a change of control that occurs following achievement of an NDA, RegeneRx shall be entitled to 40% of all change of control proceeds paid or payable and will forgo any future royalties. The Company is not required or otherwise obligated to provide financial support to the Joint Venture.

The Joint Venture is responsible for executing all development and commercialization activities under the License Agreement, which activities will be directed by a joint development committee comprised of representatives of the Company and GtreeBNT. The License Agreement has a term that extends to the later of the expiration of the last patent covered by the License Agreement or 25 years from the first commercial sale under the License Agreement. The License Agreement may be earlier terminated if the Joint Venture fails to meet certain commercialization milestones, if either party breaches the License Agreement and fails to cure such breach, as a result of government action that limits the ability of the Joint Venture to commercialize the product, as a result of a challenge to a licensed patent, following termination of the license between the Company and certain agencies of the United States federal government, or upon the bankruptcy of either party.

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

5.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets are comprised of the following:

	December 31,
	2015	2014

Prepaid insurance	$10,552	$50,779
Prepaid and other	13,748	35,746
	$24,300	$86,525

Accrued expenses are comprised of the following:

	December 31,
	2015	2014

Accrued professional fees	$31,788	$80,393
Accrued other	30,000	2,954
Accrued compensation	22,249	9,838
Accrued interest on convertible notes	133,874	83,824
	$217,911	$177,009

6.	EMPLOYEE BENEFIT PLANS

In 2014 we did not offer any Company sponsored health or retirement plans. In 2015 the Company provided health and dental insurance to one employee under a group plan. No retirement plan was in place for 2015.

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

In connection with the issuance of the 2012 Notes we also issued warrants to each Investor. The warrants are exercisable for an aggregate of 400,000 shares of common stock with an exercise price of fifteen cents ($0.15) per share for a period of five years. The relative fair value of the warrants issued is $27,097, calculated using the Black-Scholes-Merton valuation model value of $0.07 with an expected and contractual life of 5 years, an assumed volatility of 74.36%, and a risk-free interest rate of 0.77%. The warrants were recorded as additional paid-in-capital and a discount on the 2012 Notes of $27,097. Non-cash interest expense related to the debt discount during the years ended December 31, 2014 totaled $10,854.

The Investors, and the principal amount of their respective 2012 Notes and number of shares of common stock issuable upon exercise of their respective warrants, are as set forth below:

Investor	Note Principal	Warrants
Sinaf S.A.	$200,000	266,667
Joseph C. McNay	$50,000	66,667
Allan L. Goldstein	$35,000	46,666
J.J. Finkelstein	$15,000	20,000

Sinaf S. A. is a direct wholly-owned subsidiary of Aptafin S.p.A., or Aptafin. Aptafin is owned directly by Paolo Cavazza and members of his family, who directly and indirectly own 38% of Sigma-Tau, our largest stockholder. The other Investors are members of our Board of Directors including Mr. Finkelstein who serves as our CEO and also the Chairman of our Board of Directors and Dr. Goldstein who also serves as our Chief Scientific Officer.

During 2014, the Company amended the existing October 2012 convertible debt agreement with the lenders, solely to extend the due date of the principal and accrued unpaid until interest October 19, 2017.  No other terms of the original debt were amended or modified, and the lenders did not reduce the borrowed amount or change the interest rate of the debt.  The Company considered the restructuring a troubled debt restructuring as a result of the Company’s financial condition (see Note 1 discussion of “going concern”).  At the date of the amendment, all existing debt discounts and deferred financing fees were fully amortized and the amendment did not involve any additional fees paid to the lender or third parties; as such there was no gain recognized as a result of the amendment.

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

The outstanding balance of the derivative liability is as follows:

	December 31, 2015	December 31, 2014

March 2013 Notes	$1,500,000	$412,500

July 2013 Notes	666,667	183,334

September 2013 Notes	2,140,000	588,500

January 2014 notes	366,669	100,836

Total Fair value of derivative liability	$4,673,336	$1,285,170

The change in fair value of the derivative liability is as follows:

	For the twelve months ended
	December 31, 2015	December 31, 2014

March 2013 Notes	$1,087,500	$337,500

July 2013 Notes	483,333	150,000

September 2013 Notes	1,551,500	481,500

January 2014 notes	265,833	45,836

Total change in fair value of derivative	$3,388,166	$1,014,836

The company record interest expense and discount accretion as set forth below:

	For the twelve months ended
	December 31, 2015	December 31, 2014

2012 Notes	$15,000	$25,854

March 2013 Notes	56,250	56,250

July 2013 Notes	18,333	18,333

September 2013 Notes	69,550	69,550

January 2014 notes	13,750	13,486

Total interest expense	$172,883	$183,473

8.	STOCKHOLDERS’ EQUITY

Common Stock. In April 2015 we entered into a contract with an investor relations firm to provide services for six months. Under the agreement the Company paid $5,000 per month and issued 30,000 shares of common stock as compensation. In addition, in May 2015 the Company issued 293,512 shares of common stock pursuant to the “cashless” exercise of warrants issued in 2010.

On August 29, 2014, the Company received gross proceeds of $1,000,000 and pursuant to the warrant exercise issued 8,333,333 shares of common stock at $0.12 per share pursuant to the securities purchase and licensing agreements signed with GtreeBNT on March 7, 2014. Under the securities purchase agreement, GtreeBNT invested $1,350,000 for the issuance of 11,250,000 common shares at $0.12 per share and was required to invest an additional $1,000,000 at $0.12 per share on or before August 31, 2014. Under the terms of the security purchase agreement, GtreeBNT also has the right to make an optional investment to acquire an additional 5.5 million shares of common stock at $0.15 per share. Such optional investment right expired unexercised on January 31, 2015.

In addition, GtreeBNT agreed to pay the Company milestone payments upon the achievement of certain commercial sales milestones, as well as with royalties on commercial sales. As the security purchase and licensing agreements were signed in contemplation of each other and the execution of performance under the securities purchase agreement was stipulated as a condition for the retention of the rights granted under the licensing agreements, the three agreements were treated as a multiple-elements arrangement. Following the closing of the agreements, the Company determined that the total consideration received under the three agreements, totaling $1,500,000, should be allocated to identifiable elements within this multiple-elements arrangement (1) the equity investment in the Company’s common shares, including the purchase option and (2) the licensed development and commercialization rights under the two licensing agreements. The optional investment right was considered an equity instrument reduced from the Company’s equity, and its fair value of approximately $725,000 was calculated using the Black Scholes option pricing model at the issuance of this right. As the common shares were issued at a discount to the then market price of the Company’s common stock of $0.20 on the date of closing, all of the proceeds received were absorbed by the allocation to the common shares and the optional investment right leaving no allocation of proceeds to the licensed rights.

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

Share-Based Compensation. We recognized $231,607 and $163,432 in stock-based compensation expense for the years ended December 31, 2015 and 2014, respectively. Given our current estimates of future forfeitures, we expect to recognize the compensation cost related to non-vested options as of December 31, 2015 of $330,000 over the weighted average remaining recognition period of 1.25 years.

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

The following summarizes share-based compensation expense for the years ended December 31, 2015 and 2014, which was allocated as follows:

	December 31,
	2015	2014

Research and development	$72,766	$48,244
General and administrative	158,841	115,188
	$231,607	$163,432

The following summarizes stock option activity for the years ended December 31, 2015 and 2014:

		Options outstanding
				Weighted
	Shares			average
	available for	Number of	Exercise price	exercise
	grant	shares	range	price

December 31, 2013	1,959,036	5,999,599	0.14 – 3.82	1.02
Grants	—	2,195,000	0.16 – 0.21	0.19
Exercises	—	—	—	—
Cancellations*		(1,930,888)	0.16 – 3.82	1.54
December 31, 2014	3,273,029	6,263,711	$0.14 – 3.21	$0.58
Grants	—	1,725,000	0.19 – 0.40	0.33
Exercises	—	—	—	—
Cancellations*		(857,500)	0.14 – 3.21	0.41
December 31, 2015	1,548,029	7,131,211	$0.14 – 3.00	$0.30

Vested and expected to vest at December 31, 2015		7,020,866

Exercisable at December 31, 2015		4,639,961

*Note: Cancellations in 2015 and a portion of the 2014 cancellations were for options issued out of the 2000 Equity Incentive Plan and therefore they are not available for reissuance.

The following summarizes information about stock options outstanding at December 31, 2015:

	Outstanding options			Exercisable options
		Weighted-			Weighted-
		average	Weighted-		average	Weighted-
	Number of	remaining	average	Number of	remaining	average
	shares	contractual	exercise	shares	contractual	exercise
Range of exercise prices	outstanding	life (in years)	price	exercisable	life (in years)	price

$0.14 – $0.36	6,361,971	4.6	$0.23	3,938,221	3.9	$0.20
$0.40 – $0.76	684,240	2.7	0.63	616,740	2.2	0.65
$2.50 – $2.68	35,000	0.8	2.53	35,000	0.8	2.53
$3.00 – $3.21	50,000	0.0	3.00	50,000	0.0	3.00
	7,131,211	4.4	0.30	4,639,961	3.6	0.31
Intrinsic value of in-the-money options, using the December 31, 2015 closing price of $0.44	$950,573			$3,960,721

Determining the Fair Value of Options. We use the Black-Scholes valuation model to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price and volatility of our common stock. We used the following forward-looking range of assumptions to value each stock option granted to employees, directors and consultants during the year ended December 31, 2015 and 2014:

	2015	2014

Dividend yield	0.0%	0.0%
Risk-free rate of return	1.43-1.63%	1.63-1.76%
Expected life in years	4.75 - 7	4 - 5
Volatility	90-94%	91-98%
Forfeiture rate	2.6%	2.6%

Our dividend yield assumption is based on the fact that we have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. Our risk-free interest rate assumption is based on yields of U.S. Treasury notes in effect at the date of grant. Our expected life represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the Securities and Exchange Commission (“SEC”) guidance provided in the SEC’s Staff Accounting Bulletin 107 (“SAB 107”) and SAB 110, using a “simplified” method. The Company has used the simplified method and will continue to use the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. Our volatility assumption is based on reviews of the historical volatility of our common stock. We estimate forfeiture rates at the time of grant and adjust these estimates, if necessary, periodically based on the extent to which future actual forfeitures differ, or are expected to differ, from such estimates. Accordingly, we have estimated forfeiture percentages for the unvested portion of previously granted awards that remain outstanding at the date of adoption and for awards granted subsequent to the date of adoption. Forfeitures are estimated based on the demographics of current option holders and standard probabilities of employee turnover. Using Black-Scholes and these factors, the weighted average fair value of stock options granted to employees and directors was $0.33 for the year ended December 31, 2015. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Warrants to Purchase Common Stock

The following table summarizes our warrant activity for 2015 and 2014:

		Warrants outstanding
			Weighted
	Number of	Exercise price	Average exercise
	shares	range	price

December 31, 2013	11,468,901	$0.15 – 1.12	$0.64
Grants	13,833,333	0.12 – 0.15	0.18
Exercises	(8,333,333)	0.12	0.12
Cancellations	(2,865,853)	1.12	1.12
December 31, 2014	14,103,048	$0.15 – $0.56	$0.35
Exercises	(957,641)	0.38 – 0.45	0.40
Cancellations	(11,338,000)	0.15 – 0.56	0.41
December 31, 2015	1,807,407	$0.15 – $0.38	$0.32

9.	INCOME TAXES

As a result of its operating losses, the Company did not recognize a provision (benefit) for income taxes in its statements of operations for 2015 and 2014. The Company has provided a full valuation allowance against its net deferred tax assets, as it appears more likely than not that its net deferred tax assets will not be realized.

Significant components of the Company’s deferred tax assets at December 31, 2015 and 2014 and related valuation reserves are presented below:

	December 31,
	2015	2014

Deferred tax assets:

Net operating loss carryforwards	$17,856,000	$17,721,000
Research and development tax credit carryforward	2,257,000	2,252,000
Charitable contribution carryforward	3,000	3,000
Accrued expenses and deferred revenue	565,000	164,000
Amortization	2,000	2,000
Depreciation	1,000	2,000
Non-cash share based compensation	1,083,000	1,044,000
	21,767,000	21,188,000
Less — valuation allowance	(21,767,000)	(21,188,000)
Net deferred tax asset	$—	$—

At December 31, 2015, we had net operating loss carryforwards for income tax purposes of approximately $45.3 million, which are available to offset future federal and state taxable income, if any, and, research and development tax credit carryforwards of approximately $2.3 million. The carryforwards, if not utilized, will expire in increments through 2035.

Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change. During 2009, the Company completed a preliminary study to compute any limits on the net operating losses and credit carryforwards for purposes of Section 382. It was determined that the Company experienced a cumulative change in ownership, as defined by the regulations, in 2002. This change in ownership triggers an annual limitation on the Company’s ability to utilize certain U.S. federal and state net operating loss carryforwards and research tax credit carryforwards, resulting in the potential loss of approximately $9.8 million of net operating loss carryforwards and $0.2 million in research credit carryforwards. The Company has reduced the deferred tax assets associated with these carryforwards in its balance sheets at December 31, 2015 and 2014. The Company believes that the future use of net operating losses and tax credits presented above may be further reduced as a result of additional ownership changes subsequent to 2009.

The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2015 and 2014, due to the following:

	December 31,
	2015	2014

Federal tax benefit at statutory rate	$(1,782,000)	$(911,000)
State taxes	(285,000)	(146,000)
Change in fair value of derivative liabilities	1,336,000	400,000
Other permanent differences and other	98,000	124,000
Research and experimental tax credits	(8,000)	(20,000)
Change in valuation allowance	641,000	553,000
	$—	$—

As discussed in Note 2, we recognize the effect of income tax positions only if those positions more likely than not of being sustained. At December 31, 2015 and 2014, we had no gross unrecognized tax benefits. We do not expect any significant changes in unrecognized tax benefits over the next 12 months. In addition, we did not recognize any interest or penalties related to uncertain tax positions at December 31, 2015 and 2014.

The 2005 through 2015 tax years generally remain subject to examination by federal and most state tax authorities. In addition, we would remain open to examination for earlier years if we were to utilize net operating losses or tax credit carryforwards that originated prior to 2011.

10.	COMMITMENTS

Lease. Beginning in June 2014 we consolidated our office space and amended our lease agreement for the reduced space. The lease commitment is for 36 months and our rental payments for this period are approximately $4,500 per month until May 2017.

Employment Continuity Agreements. We have entered into employment contracts with our executive officers which provide for severance if the executive is dismissed without cause or under certain circumstances after a change of control in our ownership. At December 31, 2015 these obligations, if triggered, could amount to a maximum of approximately $112,500 for termination without cause or $225,000 with a change of control in the aggregate.

11.	SUBSEQUENT EVENTS

On April 6, 2016, RegeneRx Biopharmaceuticals, Inc. (the "Company") received $250,000 pursuant to the signing of a term sheet with an affiliated entity. The parties are negotiating the expansion of the licensed rights, and full details of the transaction will be provided after execution of a definitive agreement targeted for the end of April 2016. The proceeds received of $250,000 will be used to fund operations into the third quarter while awaiting clinical trial data and seeking additional capital.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment of Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to Quarterly Report on Form 10-Q (File No. 001-15070) for the quarter ended June 30, 2006 (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.1 ^	Amended and Restated 2000 Stock Option and Incentive Plan, as amended	Annex A to the Company’s Proxy Statement on Schedule 14A (File No. 001-15070) (filed May 9, 2008)

10.2 ^	2010 Equity Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.3	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.4	Patent License Agreement — Exclusive, dated January 24, 2001, between the Company and the U.S. Public Health Service	Exhibit B to Exhibit 10.1 to Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-15070) (filed January 16, 2013)

10.5	Thymosin Beta 4 License and Supply Agreement, dated January 21, 2004, between the Company and Defiante Farmaceutica S.A.	Exhibit 10.10 to Registration Statement on Form SB-2 (File No. 333-113417) (filed March 9, 2004)**

10.6	Lease, by and between the Company and The Realty Associates Fund V, L.P., dated December 10, 2009	Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15070) (filed March 31, 2010)

10.7	Form of Warrant to Purchase Common Stock dated April 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 16, 2009)

10.8	Form of Common Stock Purchase Warrant, dated October 5, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 30, 2009)

10.9	Form of Warrant, dated October 15, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 5, 2009)

10.10	Representative’s Warrant to Purchase Common Stock, dated May 21, 2010	Exhibit 4.3 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

10.11	Registration Rights Agreement, dated January 4, 2011	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.12	Warrant to Purchase Common Stock, dated January 7, 2011, issued to Lincoln Park Capital	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.13	Form of Warrant to Purchase Common Stock, dated January 7, 2011, issued to the Sigma-Tau Purchasers	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.14 ^	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Exhibit 10.8 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.15 ^	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Exhibit 10.12 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.16	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.17	Form of Warrant	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.18	Convertible Note and Warrant Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.19	License Agreement with Lee’s Pharmaceutical (HK) Limited	Exhibit 10.1 to Amendment No. 1 to Form 10-Q (File No. 001-15070) for the quarter ended September 30, 2012 (filed January 16, 2013)**

10.20	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.21	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.22	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.23	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.24 ^	Letter Agreement between the Company and J.J. Finkelstein, dated July 5, 2013	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.25 ^	Letter Agreement between the Company and Allan L. Goldstein, dated July 5, 2013	Exhibit 10.4 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.26	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.27	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.28	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.29	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.30 ^	Letter Agreement between the Company and J.J. Finkelstein, dated January 7, 2014	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.31	Letter Agreement between the Company and Allan L. Goldstein, dated January 7, 2014	Exhibit 10.3 to Quarterly Report on Form10-Q (File No. 001-15070) (filed January 9, 2014)

10.32	Securities Purchase Agreement	Exhibit 10.5 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)

10.33	License Agreement RGN-259 dated March 7, 2014 with GtreeBNT (formerly Digital Aria)	Exhibit 10.6 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)**

10.34	License Agreement RGN-137 dated March 7, 2014 with GtreeBNT (formerly Digital Aria)	Exhibit 10.7 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)**

10.35 ^	Executive Employment Agreement between the Company and J.J. Finkelstein dated April 16, 2014	Exhibit 10.1 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.36 ^	Executive Employment Agreement between the Company and Allan L. Goldstein dated April 16, 2014	Exhibit 10.2 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.37 ^	Executive Employment Agreement between the Company and Dane Saglio dated April 16, 2014	Exhibit 10.3 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.38	Form of First Amendment to Promissory Note dated October 3, 2014	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 9, 2014)

10.39	Joint Venture Agreement between the Company and GtreeBNT Co., Ltd. dated January 28, 2015	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2015)

10.40	License Agreement between the Company and ReGenTree, LLC dated January 28, 2015	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2015)

10.41	2014 Amendment to Lease Agreement	Filed herewith

23.1	Consent of CohnReznick LLP	Filed herewith

24.1	Powers of Attorney	Included on signature page

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith***

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2015 and 2014; (ii) Statements of Operations for the years ended December 31, 2015 and 2014; (iii) Statements of Cash Flows for the years ended December 31, 2015 and 2014; and (iv) Notes to Financial Statements.	Filed herewith

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

**	The registrant has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Securities and Exchange Commission.

***	This certification is being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

^	Compensatory plan, contract or arrangement.