Form 10-Q
period 2016-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2016-05-16
CIK 707511

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Yes ☐     No ☑

101,640,092 shares of common stock, par value $0.001 per share, were outstanding as of May 13, 2016.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2016

Part I – Financial Information

Item 1.	Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)	(See Note 1)
ASSETS
Current assets
Cash and cash equivalents	$79,834	$317,627
Prepaid expenses and other current assets	18,451	24,300
Total current assets	98,285	341,927
Property and equipment, net of accumulated depreciation of $89,626 and $88,794	9,713	10,544
Other assets	5,752	5,752
Total assets	$113,750	$358,223

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$174,642	$141,130
Unearned revenue	40,408	-
Accrued expenses	243,358	217,911
Total current liabilities	458,408	359,041

Long-Term liabilities
Unearned revenue	1,328,878	1,379,388
Convertible promisory note	300,000	300,000
Convertible promisory notes, net of derivative liability	419,477	388,854
Fair value of derivative liability	7,556,670	4,673,336
Total liabilities	10,063,433	7,100,619

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 101,640,092 issued and outstanding	101,640	101,640
Additional paid-in capital	98,402,371	98,230,802
Accumulated deficit	(108,453,694)	(105,074,838)
Total stockholders' deficit	(9,949,683)	(6,742,396)
Total liabilities and stockholders' deficit	$113,750	$358,223

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	Three Months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Revenues	$55,190	$40,000

Operating expenses
Research and development	102,901	36,472
General and administrative	404,710	394,500
Total operating expenses	507,611	430,972
Loss from operations	(452,421)	(390,972)
Interest and other income	-	77
Interest expense	(43,101)	(42,629)
Change in fair value of derivative	(2,883,334)	(1,285,166)
Net loss	$(3,378,856)	$(1,718,690)

Basic and diluted net loss per common share	$(0.03)	$(0.02)
Weighted average number of common shares outstanding	101,640,092	101,316,580

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

	For the Three months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(3,378,856)	$(1,718,690)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	831	909
Share-based compensation	171,569	28,139
Non-cash interest expense	30,623	30,288
Change in fair value of derivative	2,883,334	1,285,166
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,849	34,771
Accounts payable	33,512	28,535
Accrued expenses	25,447	29,338
Unearned revenue	(10,102)	500,000
Net cash provided by (used in) operating activities	(237,793)	218,456

Net (decrease) increase in cash and cash equivalents	(237,793)	218,456

Cash and cash equivalents at beginning of period	317,627	844,043
Cash and cash equivalents at end of period	$79,834	$1,062,499

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three months ended March 31, 2016 and 2015 (Unaudited)

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

Management Plans to Address Operating Conditions.

On January 28, 2015, we announced that we had entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with GtreeBNT Co., Ltd., a Korean pharma company (“GtreeBNT”) and shareholder of the Company. The Joint Venture Agreement provides for the creation of an entity, ReGenTree, LLC (the “Joint Venture” or “ReGenTree”), jointly owned by us and GtreeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. GtreeBNT is responsible for funding all product development and commercialization efforts, and holds a majority interest of ReGenTree that varies depending on development milestones achieved and eventual commercialization path, if successful. In March 2015, GtreeBNT reported that it received $7.28 million to expand international development of the product candidate, RGN-259 (designated GBT-201 in Korea). The $7.28 million will be used for development of RGN-259/GBT-201 for dry eye syndrome and neurotrophic keratopathy in the U.S. through the U.S. joint venture, ReGenTree, LLC.

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

In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We received a total of $1 million in two tranches under the terms of the License Agreement. The first tranche of $500,000 was received in March 2015 and a second in the amount of $500,000 was received in September 2015. On April 6, 2016 we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment the territorial rights were expanded to include Canada. We are also entitled to royalties as a percentage of net sales ranging from the single digits to the low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent.

In September 2015, ReGenTree began a Phase 2b/3 clinical trial in patients with dry eye syndrome (“DES”) and a Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. In January 2016, the DES had completed enrollment of all patients in the trial. The last patient received the last treatment in February. Top line data from the DES trial was released in early May and additional clinical work is being planned for late 2016.

The study, which enrolled 317 subjects, tested two doses of RGN-259 eye drops containing 0.05% and 0.1% concentrations of the Tβ4 four times daily for 28 days vs. placebo. On the 28th and final day of dosing, patients were subject to the Controlled Adverse Environment (CAE) challenge. Co-primary endpoints were total corneal fluorescein staining score change on the 28th day pre-CAE and post-CAE (sign) and total ocular discomfort score change on the 28th day pre-CAE and post-CAE (symptom). Although the co-primary endpoints were not met, we demonstrated RGN-259’s protective efficacy in improving a sign and symptom of dry eye syndrome, which is in line with the results observed in the previous Phase 2a trial. Importantly, we identified approvable sign and symptom endpoints, which were met with statistical significance. ReGenTree expects to meet with the FDA this summer and initiate a confirmatory Phase 3 trial before the end of 2016.

RGN-259 was safe and well-tolerated and comfortable for the patients with no irritation upon instillation. There were no significant drug-related adverse events for both concentrations. The safety profile is consistent with that observed in the previous Phase 2a trial, which had a twice daily instillation regimen.

The NK trial, a smaller study in an orphan population, has enrolled eight patients thus far with a goal of 46. Of the eight original clinical sites for the study, six are enrolling patients, one has yet to receive IRB approval to begin enrolling patients, and one was unable to consummate a clinical contract with ReGenTree. ReGenTree is considering adding additional sites to accelerate patient enrollment.

Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. We received $250,000 pursuant to the signing of a term sheet with ReGenTree in April 2016, with this amount coupled with our current cash, we believe we should be able to maintain our existing operations at the current level into the third quarter of 2016.

Lee's Pharmaceutical Ltd. (“Lee’s”), RegeneRx's licensee in China, Hong Kong, Macau and Taiwan, previously received notice from China's FDA (“CFDA”) declining its investigational new drug (“IND”) application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. Due to this unexpected regulatory hurdle, Lee's plans to modify its clinical program to conduct the Phase 2b dry eye trial in Hong Kong and Taiwan using the Tß4 supplied by RegeneRx while awaiting the manufacturing of Tß4 in China for a subsequent Phase 3 registration trial. We do not know when the Hong Kong/Taiwan trial will begin enrollment of patients although we have been providing documents and data recently for their clinical activities. Under this revised strategy, Lee's believes it should be able to begin a Phase 3 registration trial in China sooner, rather than waiting on the production of Tß4 in China before initiating a Phase 2b trial.

GtreeBNT, RegeneRx's licensee in Korea, Australia, Japan and a number of other countries in Asia, filed an IND with the Korean Ministry of Food and Drug Safety to conduct a Phase 2b/3 study with RGN-259 in patients with dry eye syndrome and in July 2015 received approval to conduct the trial. GtreeBNT has informed us that given its immediate focus on the two U.S. trials, it is considering the best timing for the Korean trial.

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

We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible to advance development of our product candidates with multiple clinical trials started in 2015 and additional trials to begin in 2016. We will need additional funds to continue operations during the third quarter of 2016 as well as substantial additional funds in order to significantly advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our company or certain of our intellectual property rights.

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

Basis of Presentation.

The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the SEC, for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP. The accounting policies underlying our unaudited interim financial statements are consistent with those underlying our audited annual financial statements. These unaudited interim financial statements should be read in conjunction with the audited annual financial statements as of and for the year ended December 31, 2015, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”).

The accompanying December 31, 2015 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or any other future period.

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

Variable Interest Entities

The Company has determined that the Joint Venture is a “variable interest entity” and that its equity stake in the Joint Venture is a variable interest, since the total equity investment at risk is not sufficient to permit the Joint Venture to finance its activities without additional subordinated financial support. Further, because of GtreeBNT’s majority equity stake in the Joint Venture, voting control, control of the board of directors, and substantive management rights, and given that the Company does not have the power to direct the Joint Venture’s activities that most significantly impact its economic performance, the Company determined that it is not the primary beneficiary of the Joint Venture and therefore is not required to consolidate the Joint Venture. The Company reports its equity stake in the Joint Venture using the equity method of accounting because, while it does not control the Joint Venture, the Company can exert significant influence over the Joint Ventures activities by virtue of its large equity stake and its board representation.

Because the Company is not obligated to fund the Joint Venture, and has not provided any financial support to the Joint Venture, the carrying value of its investment in the Joint Venture is zero. As a result, the Company is not recognizing its share (49%) of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point the Company will reduce its share of the Joint Venture’s net income by its share of previously suspended net losses. As of March 31, 2016, because it has not provided any financial support, the Company has no financial exposure as a result of its variable interest in the Joint Venture.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities. The accounting standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.  In addition, it includes a clarification related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact, if any, that the pronouncement will have on the financial statements.

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

In March 2016, the FASB issued ASU 2016-07, Equity Method and Joint Ventures which affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership or degree of influence.   ASU 2016-07 is effective for the Company beginning on January 1, 2017, early adoption is permitted.  The Company is currently evaluating the effect this ASU will have on the consolidated financial statements.

2.	Net Loss per Common Share

Net loss per common share for the three-month periods ended March 31, 2016 and 2015, is based on the weighted-average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 21,704,544 shares and 28,875,092 shares in 2016 and 2015, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants.

3.	Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model and amortize that cost over the expected term of the grant. We recognized $171,569 and $28,139 in stock-based compensation expense for the three months ended March 31, 2016 and 2015, respectively. We expect to recognize the compensation cost related to non-vested options as of March 31, 2016 of $597,475 over the weighted average remaining recognition period of 1.1 years.

We used the following forward-looking range of assumptions to value the 940,000 stock options granted to employees, consultants and directors during the three months ended March 31, 2016 and the 325,000 stock options granted to employees, consultants and directors during the three months ended March 31, 2015:

	2016	2015

Dividend yield	0.0%	0.0%
Risk-free rate of return	1.41%	1.53%
Expected life in years	4.5 - 7	4.75
Volatility	87-95%	92%
Forfeiture rate	2.6%	2.6%

4.	Income Taxes

As of March 31, 2016, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2016; no changes in settled tax years have occurred through March 31, 2016. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

Level 3 — Unobservable inputs.

As of March 31, 2016 and December 31, 2015, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $79,834 and $317,627, respectively, using Level 1 inputs. Our March 31, 2016 and December 31, 2015 balance sheets reflect qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued in March, July and September of 2013 and January 2014 (see Note 6). We evaluated the derivative liability embedded in the series of convertible notes to determine if an adjustment to the carrying value of the liability was required at March 31, 2016 using the following assumptions.

	March 2013	July 2013	Sept 2013	Jan 2014

Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate of return	0.88%	0.88%	0.88%	1.04%
Expected life in years	2	2.25	2.45	2.75
Volatility	69.4%	121.0%	117.9%	111.5%

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the three months ended March 31, 2016, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at			Balance at
	December 31,	New	Change in	March 31,
	2015	Issuances	Fair Values	2016

Level 3 -
Derivative liabilities from:
Conversion features
March 2013	$1,500,000	$-	$900,000	$2,400,000
July 2013	666,667	-	416,667	1,083,334
September 2013	2,140,000	-	1,337,500	3,477,500
January 2014	366,669	-	229,167	595,836
Derivative instruments	$4,673,336	$-	$2,883,334	$7,556,670

6.	Convertible Notes

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

In connection with the issuance of the 2012 Notes we also issued warrants to each Investor. The warrants are exercisable for an aggregate of 400,000 shares of common stock with an exercise price of fifteen cents ($0.15) per share for a period of five years. The relative fair value of the warrants issued is $27,097, calculated using the Black-Scholes-Merton valuation model value of $0.07 with an expected and contractual life of 5 years, an assumed volatility of 74.36%, and a risk-free interest rate of 0.77%. The warrants were recorded as additional paid-in capital and a discount on the 2012 Notes of $27,097. Non-cash interest expense related to the debt discount during the three months ended March 31, 2016 and 2015 totaled $0 and $3,341, respectively.

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

The investors in the offering included four directors of the Company, Mr. Finkelstein, Dr. Goldstein, Mr. McNay and L. Thompson Bowles, a former outside director. The principal amounts of their respective July 2013 Notes are as set forth below:

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

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended
	March 31, 2016	March 31, 2015

2012 Notes	$3,738	$3,699

March 2013 Notes	14,024	13,870

July 2013 Notes	4,571	4,521

September 2013 Notes	17,340	17,149

January 2014 Notes	3,428	3,390

Total interest expense	$43,101	$42,629

The fair value of the derivative liability is as follows:

	March 31, 2016	December 31, 2015

March 2013 Notes	$2,400,000	$1,500,000

July 2013 Notes	1,083,333	666,667

September 2013 Notes	3,477,500	2,140,000

January 2014 Notes	595,837	366,669
Total Fair value of derivative liability	$7,556,670	$4,673,336

The change in fair value of derivative liability is as follows:

	For the three months ended
	March 31, 2016	March 31, 2015

March 2013 Notes	$900,000	$412,500

July 2013 Notes	416,666	183,333

September 2013 Notes	1,337,500	588,500

January 2014 Notes	229,168	100,833

Total change in fair value of derivative	$2,883,334	$1,285,166

7.	License agreement

Joint Venture Agreement - ReGenTree

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

Under the License Agreement, the Company received $1.0 million in up-front payments and is entitled to receive royalties on the Joint Venture’s future sales of products. On April 6, 2016 we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment the territorial rights were expanded to include Canada. The Company is accounting for the License Agreement with the Joint Venture as a revenue arrangement. The Company has determined that the deliverables within the License Agreement, including a delivered element (providing the license) and an undelivered element (participation on the joint development committee), do not have stand-alone value and, as such, are treated as a single unit of accounting. As a result, the Company is recognizing the up-front milestone payments as revenue ratably over the anticipated life of the joint development committee, or 25 years. The joint development committee commenced activities as of April 1, 2015 therefore the Company has begun recognizing the revenue for the license fee. Revenue will be recognized for future royalty payments as they are earned.

8.	Stockholders’ Equity

The Company did not issue any additional shares of stock in the period ended March 31, 2016.

9.	Commitments

The office lease commitment expires in June 2017 with rental payments of approximately $4,500 per month.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Part I., Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the words “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “may” or other similar expressions. In addition, any statements that refer to projections of our future financial performance, our clinical development programs and schedules, our future capital resources and funding requirements, our expectations regarding future licenses of our technology, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We cannot guarantee that we will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements.  There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make, including those described under “Risk Factors” set forth below in Part II., Item 1A. In addition, any forward-looking statements we make in this document speak only as of the date of this report, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.

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

In addition to our three pharmaceutical product candidates, we are also pursuing limited development of peptide fragments and derivatives of Tß4 for potential cosmeceutical and other personal care uses. These fragments are select amino acid sequences, and variations thereof, within the Tß4 molecule that have demonstrated activity in several in vitro preclinical research studies that we have sponsored. We believe the biological activities of these fragments may be useful, for example, in developing novel cosmeceutical products for the anti-aging market. Our strategy is to collaborate with another company to develop cosmeceutical formulations based on these peptides.

Current Financial Status

On April 6, 2016 we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment the territorial rights were expanded to include Canada. The proceeds we received of $250,000 will be used to fund operations into the third quarter of 2016 while seeking additional capital. We will need to raise additional capital in the very near future to fund our operating budget during the third quarter of 2016. A sale of common stock and warrants, a convertible instrument or partnering of additional licensed rights are possible sources of operating capital in the near future.

Current Clinical Status

On January 28, 2015, we announced that we had entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with GtreeBNT Co., Ltd., a Korean pharmaceutical company (“GtreeBNT”) and shareholder of the Company. The Joint Venture Agreement provides for the creation of an entity, ReGenTree, LLC (the “Joint Venture” or “ReGenTree”), jointly owned by us and GtreeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. GtreeBNT will be responsible for funding all product development and commercialization efforts, and holds a majority interest of ReGenTree that varies depending on development milestones achieved and eventual commercialization path, if successful. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We received a total of $1 million in two tranches under the terms of the License Agreement. The first tranche of $500,000 was received in March 2015 and a second in the amount of $500,000, was received in September 2015. On April 6, 2016 we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment, the territorial rights were expanded to include Canada. We are also entitled to royalties as a percentage of net sales ranging from the single digits to the low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent. In March 2015, GtreeBNT received $7.28 million to expand international development of the product candidate, RGN-259 (designated GBT-201 in Korea).

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

In September 2015, ReGenTree began a Phase 2b/3 clinical trial in patients with dry eye syndrome (“DES”) and a Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. In January 2016, the DES had completed enrollment of all patients in the trial. The last patient received the last treatment in February. Top line data from the DES trial was released in early May and additional clinical work is being planned for late 2016.

The study, which enrolled 317 subjects, tested two doses of RGN-259 eye drops containing 0.05% and 0.1% concentrations of the Tβ4 four times daily for 28 days vs. placebo. On the 28th and final day of dosing, patients were subject to the Controlled Adverse Environment (CAE) challenge. Co-primary endpoints were total corneal fluorescein staining score change on the 28th day pre-CAE and post-CAE (sign) and total ocular discomfort score change on the 28th day pre-CAE and post-CAE (symptom). Although the co-primary endpoints were not met, we demonstrated RGN-259’s protective efficacy in improving a sign and symptom of dry eye syndrome, which is in line with the results observed in the previous Phase 2a trial. Importantly, we identified approvable sign and symptom endpoints, which were met with statistical significance. ReGenTree expects to meet with the FDA this summer and initiate a confirmatory Phase 3 trial before the end of 2016.

RGN-259 was safe and well-tolerated and comfortable for patients with no irritation upon instillation. There were no significant drug-related adverse events for both concentrations. The safety profile is consistent with that observed in the previous Phase 2a trial, which had a twice daily instillation regimen.

The NK trial, a smaller study in an orphan population, has enrolled eight patients thus far with a goal of 46. Of the eight original clinical sites for the study, six are enrolling patients, one has yet to receive IRB approval to begin enrolling patients, and one was unable to consummate a clinical contract with ReGenTree. ReGenTree is considering adding additional sites to accelerate patient enrollment.

Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for ophthalmic trials are, in general, relatively fast, as opposed to most other clinical efforts, so preliminary data from the U.S. dry eye trial was released in early May 2016 with additional clinical work being planned for late 2016 and data from the NK study toward the end of 2016 or possibly later.

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

Strategic Partnerships

Lee’s Pharmaceuticals. In July 2012, we entered into a License Agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s has filed an investigational new drug application IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's recently informed us that it received notice from China's FDA (CFDA) declining its investigational new drug (IND) application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. Due to this unexpected regulatory hurdle, Lee's is modifying its clinical program to conduct the Phase 2b dry eye trial in Hong Kong and Taiwan using the Tß4 supplied by RegeneRx while awaiting the manufacturing of Tß4 in China for a subsequent Phase 3 registration trial. We do not know when the Hong Kong/Taiwan trial will begin enrollment of patients, although we have been recently communicating with Lee’s regarding information and data transfer in preparation for a trial. Under this revised strategy, Lee's believes it should be able to begin a Phase 3 registration trial in China sooner rather than waiting on the production of Tß4 in China before initiating a Phase 2b trial.

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

U.S. Joint Venture (ReGenTree, LLC). On January 28, 2015, we announced that we entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with GtreeBNT. The Joint Venture Agreement provides for the creation of an entity (the “Joint Venture” or “ReGenTree”), owned by us and GtreeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States. GtreeBNT will be responsible for funding product development and commercialization efforts and holds a majority interest of ReGenTree. RegeneRx possesses one of three board seats and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. On April 6, 2016 we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment the territorial rights were expanded to include Canada.

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

In September 2015, ReGenTree began a multi-centered, randomized, double-masked Phase 2b/3 clinical trial in patients with dry eye syndrome (“DES”) and a multi-centered, randomized, double-masked Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. The DES trial has completed full enrollment, treatment and follow-up of all patients. Top line data from the DES trial was released in early May and additional clinical work is being planned for late 2016.

The study, which enrolled 317 subjects, tested two doses of RGN-259 eye drops containing 0.05% and 0.1% concentrations of the Tβ4 four times daily for 28 days vs. placebo. On the 28th and final day of dosing, patients were subject to the Controlled Adverse Environment (CAE) challenge. Co-primary endpoints were total corneal fluorescein staining score change on the 28th day pre-CAE and post-CAE (sign) and total ocular discomfort score change on the 28th day pre-CAE and post-CAE (symptom). Although the co-primary endpoints were not met, we demonstrated RGN-259’s protective efficacy in improving a sign and symptom of dry eye syndrome, which is in line with the results observed in the previous Phase 2a trial. Importantly, we identified approvable sign and symptom endpoints, which were met with statistical significance. ReGenTree expects to meet with the FDA this summer and initiate a confirmatory Phase 3 trial before the end of 2016.

RGN-259 was safe and well-tolerated and comfortable for the patients with no irritation upon instillation. There were no significant drug-related adverse events for both concentrations. The safety profile is consistent with that observed in the previous Phase 2a trial, which had a twice daily instillation regimen.

The NK trial, a smaller study in an orphan population, has enrolled eight patients thus far with a goal of 46. Of the eight original clinical sites for the study, six are enrolling patients, one has yet to receive IRB approval to begin enrolling patients, and one was unable to consummate a clinical contract with ReGenTree. ReGenTree is considering adding additional sites to accelerate patient enrollment.

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

Critical Accounting Policies

In Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 11, 2016, which we refer to as the Annual Report, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

Revenues. For the three months ended March 31, 2016, we recorded revenue in the amount of $55,190. $45,088 related to the sale of unformulated Tß4 to G-treeBNT for use in their product development work in Korea and the balance of $10,102 related to the amortization of the license fees received from ReGenTree. For the three months ended March 31, 2015, we recorded revenue in the amount of $40,000 related to the sale of unformulated Tß4 to G-treeBNT for use in their product development work in Korea.

R&D Expenses. For the three months ended March 31, 2016, our R&D expenses increased by approximately $67,000, or 186%, to $103,000 from $36,000 for the same period in 2015. The increase results primarily from stock options expense (increase of $70,000) for option grants in March 2016 as well as option grants to our scientific advisory board in late 2015. This increase was offset by a decrease in insurance expense of $3,000 as a result of changes in the insurance programs related to the transfer of development responsibility The R&D expenses for both periods reflect our limited development activity as the responsibility and expenses for the development has been transferred to the ReGenTree joint venture.

G&A Expenses. For the three months ended March 31, 2016, our G&A expenses increased by approximately $10,000, or 3%, to $405,000, from $395,000 for the same period in 2015. The small increase was comprised of various increases and decreases. Increases are reflected in stock option expense (increase of $73,000), investor relations services (increase of $14,000) and insurance (increase of $6,000) offset by decreases in professional services (decrease of $48,000), travel (decrease of $3,000) and consulting fees (decrease of $32,000). We expect that our G&A expenses will remain steady while we seek additional capital.

Net Loss. We incurred a net loss of $3,378,856 for the three months ended March 31. 2016; a significant increase from the net loss of $1,718,690 recorded in the three months ended March 31, 2015. In each period the net loss resulted primarily from our evaluation of the derivative liability associated with the conversion feature of the debt instruments issued by the company from March 2013 through January 2014. The value of this conversion feature is indexed to the share price of our common stock and increases as our share price increases. The share price of our common stock increased from $0.44 on December 31, 2015 to $0.70 on March 31, 2016, which resulted in an increase in valuation of our convertible debt derivative component and the recording of an unrealized loss of $2,883,334. In the previous year’s period the share price of our common stock increased from $0.14 on December 31, 2014 to $0.26 on March 31, 2015, which resulted in an increase in valuation of our convertible debt derivative component and the recording of an unrealized loss of $1,285,166.

Liquidity and Capital Resources

Overview

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. Over the past couple of years we have primarily financed our operations through the sale of a series of convertible promissory notes through private placements with accredited investors and the March and August 2014 private placements of common stock with G-TreeBNT as well as our entry into the joint venture with ReGenTree in early 2015. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2015 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.

We had cash and cash equivalents of $79,834 at March 31, 2016. This amount coupled with a $250,000 payment that was received on April 6, 2016 pursuant to an amendment of the RGN-259 license agreement with ReGenTree should fund our planned operations into the third quarter of 2016. This estimate does not include receipt of any funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Three Months Ended March 31, 2016 and 2015

Net cash used in operating activities was approximately $238,000 for the three months ended March 31, 2016 compared to approximately $218,000 provided by operating activities for the three months ended March 31, 2015. During the first quarter of 2015 we received $500,000 from ReGenTree pursuant to the license agreement with the joint venture, resulting in net cash being provided by operations versus the comparable period when net cash was used in operations. We did not sell any common stock or issue any convertible notes in the three month period ended March 31, 2016 or 2015.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, RegeneRx has active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for ophthalmic trials are, in general, relatively fast, as opposed to most other clinical efforts, top line data from the U.S. dry eye trial was released in early May and data from the NK study toward the end of 2016 or possibly later.

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

Our current capital resources coupled with the $250,000 received on April 6, 2016 pursuant to the amendment of the license agreement with ReGenTree are only sufficient to fund operations into the third quarter of 2016. A sale of common stock and warrants, a convertible instrument or additional partnering of licensed rights are possible sources of operating capital in the future.

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings in addition to a series of five convertible debt placements from October 2012 to January 2014. In March 2014 we entered into a strategic transaction with GtreeBNT which includes the purchase of approximately 19.6 million shares of common stock by G-GtreeBNT in two tranches, GtreeBNT is now our second largest stockholder. Our current capital resources coupled with the $250,000 received on April 6, 2016 pursuant to an amendment of the RGN-259 License Agreement with ReGenTree, we only have sufficient capital to fund operations into the third quarter of 2016. A sale of common stock and warrants, a convertible instrument or additional partnering of licensed rights are possible sources of operating capital in the future.

On January 28, 2015, we announced that we had entered into a Joint Venture Agreement with GtreeBNT, a shareholder of the Company. The Joint Venture Agreement provides for the creation of an entity, ReGenTree, LLC, jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. On April 28, 2016 the license agreement with ReGenTree was amended to expand the territory to include Canada. GtreeBNT is responsible for funding all product development and commercialization efforts.

RegeneRx’s ownership interest in ReGenTree is 49% and will be reduced to 42% when the clinical study report is filed for the Phase 3 dry eye clinical trial. Based on when, and if, certain additional development milestones are achieved in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon approval of an NDA for Dry Eye Syndrome in the U.S. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We received a total of $1 million in two tranches under the terms of the License Agreement. The first tranche of $500,000 was received in March 2015 and a second in the amount of $500,000 was received in September 2015. On April 6, 2016 we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment the territorial rights were expanded to include Canada.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2016, these cash equivalents were $79,834. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of March 31, 2016, the change in fair value of our financial instruments would not have been material.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based upon this evaluation, management has concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital resources and the $250,000 cash inflow from the April 2016 execution of an amendment to the RGN-259 License Agreement with ReGenTree will only be sufficient to fund our operations into the third quarter of 2016.

As of March 31, 2016, we had cash and cash equivalents on hand of approximately $80,000, this amount coupled with the $250,000 received pursuant to the amendment of the Joint Venture license agreement in April 2016 will only fund our planned operations into the third quarter of 2016, which means we will need additional capital to operate during the third quarter of 2016. As a result, we may be required to engage in capital raising transactions that cause a reduction in the trading price of our common stock.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of March 31, 2016, our accumulated deficit totaled approximately $108 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this annual report, we estimate that our existing capital resources, including the $250,000 received pursuant to the amendment of the RGN-259 License Agreement with ReGenTree in April 2016 will only be adequate to fund our operations into the third quarter of 2016. Therefore, we are seeking sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

In March 2014 we completed two licensing agreements for the development and commercialization of RGN-259 and RGN-137 in certain territories, with GtreeBNT, headquartered outside of Seoul, Korea. In January 2015 we entered into a Joint Venture Agreement with GtreeBNT and entered into a license agreement with the Joint Venture, pursuant to which granted to the Joint Venture the right to develop and exclusively commercialize RGN-259 in the United States and Canada as amended in April 2016. Although we will share control of the Joint Venture with GtreeBNT, GtreeBNT will have greater control of over the Joint Venture than we will meaning that GtreeBNT will have significant control over the commercialization of RGN-259.

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

For the period from January 1, 2015 through May 6, 2016 the closing price of our common stock has ranged from $0.13 to $0.75, with an average daily trading volume of approximately 76,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

As of March 31, 2016, there were outstanding options to purchase an aggregate of 7,621,211 shares of our common stock under our 2000 and 2010 incentive equity plans at exercise prices ranging from $0.14 per share to $2.68 per share and outstanding warrants to purchase 400,000 shares of our common stock at a weighted average exercise price of $0.15 per share. In addition to the outstanding options and warrants we have also issued five series of convertible promissory notes which are presently convertible into an aggregate of 13,683,333 shares of our common stock. In October 2012, we sold convertible promissory notes totaling $300,000 that are convertible into 2,000,000 shares of common stock at a conversion price of $0.15 per share. In October 2014 the maturity date of these notes was extended for an additional three years. In 2013, we sold three additional series of convertible promissory notes, which notes totaled $646,000 and are initially convertible into 10,766,667 shares of common stock at a conversion price of $0.06 per share. In January 2014, we sold a fifth series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes issued in 2013 and January 2014 contain down round provisions under which the conversion prices of these notes could be decreased as a result of future equity offerings below the conversion price of the notes. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to the Company’s Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.6 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Condensed Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (iv) Notes to Condensed financial statements.	Filed herewith

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: May 16, 2016	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)

