Form 10-Q
period 2016-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2016-08-22
CIK 707511

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Yes ☐               No ☑

106,787,151 shares of common stock, par value $0.001 per share, were outstanding as of August 11, 2016.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2016

Part I – Financial Information

Item 1.	Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)	(See Note 1)
ASSETS
Current assets
Cash and cash equivalents	$1,608,958	$317,627
Prepaid expenses and other current assets	25,563	24,300
Total current assets	1,634,521	341,927
Property and equipment, net of accumulated depreciation of $90,457 and $88,794	8,882	10,544
Other assets	5,752	5,752
Total assets	$1,649,155	$358,223

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$159,939	$141,130
Unearned revenue	50,825	-
Accrued expenses	280,775	217,911
Total current liabilities	491,539	359,041

Long-Term liabilities
Unearned revenue	1,555,755	1,379,388
Convertible promisory note	300,000	300,000
Convertible promisory notes, net of derivative liability	450,100	388,854
Fair value of derivative liabilities	6,321,670	4,673,336
Total liabilities	9,119,064	7,100,619

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 106,787,151 and 101,640,092 issued and outstanding	106,787	101,640
Additional paid-in capital	98,552,746	98,230,802
Accumulated deficit	(106,129,442)	(105,074,838)
Total stockholders' deficit	(7,469,909)	(6,742,396)
Total liabilities and stockholders' deficit	$1,649,155	$358,223

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$12,706	$5,000	$67,896	$45,000

Operating expenses
Research and development	60,424	78,460	163,325	114,931
General and administrative	449,931	477,141	854,639	871,641
Total operating expenses	510,355	555,601	1,017,964	986,572
Loss from operations	(497,649)	(550,601)	(950,068)	(941,572)
Interest and other income	-	24	-	101
Interest expense	(43,101)	(43,101)	(86,202)	(85,730)
Change in fair value of derivative liabilities	2,865,000	(1,168,334)	(18,334)	(2,453,500)
Net income (loss)	$2,324,250	$(1,762,012)	$(1,054,604)	$(3,480,701)

Basic net income (loss) per common share	$0.02	$(0.02)	$(0.01)	$(0.03)
Diluted net income (loss) per common share	$0.02	$(0.02)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding - basic	101,753,214	101,509,149	101,696,653	101,413,396
Weighted average number of common shares outstanding - diluted	122,412,538	101,509,149	101,696,653	101,413,396

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

	For the six months ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(1,054,604)	$(3,480,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,662	1,740
Share-based compensation	222,862	137,998
Shares issued as compensation to non-employees	-	8,100
Offering costs allocated to derivative liabilities	214,229	-
Non-cash interest expense	61,246	60,911
Change in fair value of derivative liabilities	18,334	2,453,500
Changes in operating assets and liabilities:
Unearned revenue	227,192	495,000
Prepaid expenses and other current assets	(1,263)	31,134
Accounts payable	18,809	(17,446)
Accrued expenses	62,864	29,719
Net cash used in operating activities	(228,669)	(280,045)

Investing activities:
Purchase of property and equipment	-	(1,076)
Net cash used in investing activities	-	(1,076)

Financing activities:
Proceeds from sale of common stock and issuance of warrants net of offering costs	1,520,000	-
Net cash provided by financing activities	1,520,000	-
Net increase (decrease) in cash and cash equivalents	1,291,331	(281,121)

Cash and cash equivalents at beginning of period	317,627	844,043
Cash and cash equivalents at end of period	$1,608,958	$562,922

Supplemental Disclosure of Non-Cash Operating and Financing Activities

Cashless exercise of warrants	$-	$294

Fair value of warrants issued to placement agent	$83,799	$-

Fair value of derivative liabilities	$1,630,000	$-

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three and six months ended June 30, 2016 and 2015 (Unaudited)

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

Management Plans.

On June 27, 2016, we entered into a Securities Purchase Agreement with Sabby Healthcare Master Fund, Ltd., and Sabby Volatility Warrant Master Fund, Ltd. (collectively, “Sabby”) pursuant to which we agreed to sell, and the purchasers agreed to purchase, an aggregate of 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock, which we refer to as the 2016 Offering. We received approximately $1,520,000 in net proceeds from the 2016 Offering. We believe our current resources including the proceeds from the 2016 Offering will fund our planned operations into the 4th quarter of 2017.

In May 2016, we announced the top line data from the Phase 2/3 clinical trial in patients with dry eye syndrome (“DES”), sponsored by our U.S. joint venture, ReGenTree, LLC. Although the co-primary endpoints were not met, ReGenTree demonstrated RGN-259’s protective efficacy in improving a sign and symptom of DES, which is in line with the results observed in the previous Phase 2a trial. Importantly, ReGenTree identified what we believe to be approvable sign and symptom endpoints, which were met with statistical significance. ReGenTree expects to meet with the FDA later this summer and plans to initiate a confirmatory Phase 3 trial around the beginning of the 4th quarter of 2016.

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

RegeneRx’s initial ownership interest in ReGenTree was 49% and was reduced to 42% after the clinical study report was filed for the Phase 2/3 dry eye clinical trial. Based on when, and if, certain additional development milestones are achieved in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon approval of an NDA for Dry Eye Syndrome in the U.S. In the event the ReGenTree entity is acquired or there is a change of control that occurs following achievement of an NDA, RegeneRx shall be entitled to 40% of all change of control proceeds paid or payable and will forgo any future royalties.

In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We received a total of $1 million in two tranches under the terms of the License Agreement. The first tranche of $500,000 was received in March 2015 and a second in the amount of $500,000 was received in September 2015. On April 6, 2016, we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment the territorial rights were expanded to include Canada. We are also entitled to royalties as a percentage of net sales ranging from the single digits to the low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent.

In September 2015, ReGenTree began a Phase 2/3 clinical trial in patients with DES and a Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. In January 2016, the DES completed enrollment of all patients in the trial. The last patient received the last treatment in February. Top line data from the DES trial was released in early May 2016 and additional clinical work is being planned for late 2016.

The study, which enrolled 317 subjects, tested two doses of RGN-259 eye drops containing 0.05% and 0.1% concentrations of the Tβ4 four times daily for 28 days vs. placebo. On the 28th and final day of dosing, patients were subject to the Controlled Adverse Environment (“CAE”) challenge. Co-primary endpoints were total corneal fluorescein staining score change on the 28th day pre-CAE and post-CAE (sign) and total ocular discomfort score change on the 28th day pre-CAE and post-CAE (symptom). Although the co-primary endpoints were not met, we demonstrated RGN-259’s protective efficacy in improving a sign and symptom of DES, which is in line with the results observed in the previous Phase 2a trial. Importantly, we identified approvable sign and symptom endpoints, which were met with statistical significance. ReGenTree expects to meet with the FDA this summer and initiate a confirmatory Phase 3 trial before the end of 2016.

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

Lee's Pharmaceutical Ltd. (“Lee’s”), RegeneRx's licensee in China, Hong Kong, Macau and Taiwan, previously received notice from China's FDA (“CFDA”) declining its investigational new drug (“IND”) application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, this year, the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not been informed of a projected starting date for Phase 2 trials.

GtreeBNT, RegeneRx's licensee in Korea, Australia, Japan and a number of other countries in Asia, filed an IND with the Korean Ministry of Food and Drug Safety to conduct a Phase 2/3 study with RGN-259 in patients with dry eye syndrome and in July 2015 received approval to conduct the trial. GtreeBNT has informed us that given its immediate focus on the two U.S. trials, it is considering the best timing for the Korean trial.

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

We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible to advance development of our product candidates with multiple clinical trials started in 2015 and additional trials to begin in 2016. We will need additional funds to continue operations during the fourth quarter of 2017 as well as substantial additional funds in order to significantly advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our company or certain of our intellectual property rights.

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

The accompanying December 31, 2015 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or any other future period.

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

Derivative Financial Instruments.

Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g., interest rate, security price or other variable), which require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

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

The fair value of derivatives is estimated using either the Black-Scholes option pricing model or a Monte Carlo simulation model depending on facts pertaining to the derivative liability. Both option pricing models utilize a series of inputs and assumptions to arrive at a fair value at the date of inception and each reporting period. Some of the key assumptions include the likelihood of future financing, stock price volatility and discount rates Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results reflect the volatility in these estimate and assumption changes in each reporting period.

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

Variable Interest Entities.

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

Because the Company is not obligated to fund the Joint Venture, and has not provided any financial support and has no commitment to provide financial support in the future to the Joint Venture, the carrying value of its investment in the Joint Venture is zero. As a result, the Company is not recognizing its share (49%) of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point the Company will reduce its share of the Joint Venture’s net income by its share of previously suspended net losses. As of June 30, 2016, because it has not provided any financial support, the Company has no financial exposure as a result of its variable interest in the Joint Venture.

Research and Development.

Research and development (“R&D”) costs are expensed as incurred and include all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors. Those costs include: manufacturing Tβ4; formulation of Tβ4 into the various product candidates; stability for both Tβ4 and the various formulations; pre-clinical toxicology; safety and pharmacokinetic studies; clinical trial management; medical oversight; laboratory evaluations; statistical data analysis; regulatory compliance; quality assurance; and other related activities. R&D includes cash and non-cash compensation, payroll taxes, travel and other miscellaneous costs of our internal R&D personnel, part-time hourly employees and external consultants dedicated to R&D efforts. R&D also includes an allocation of our common infrastructure costs for office space and communications.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. In July 2015, the FASB delayed the effective date of this standard by one year. The new standard will be effective for the Company’s reporting year beginning on January 1, 2018, and early adoption of the standard as of January 1, 2017 is permitted. In March 2016, the FASB issued an accounting standard update to clarify the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued an accounting standard update to clarify the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  In May 2016, the FASB issued an accounting standard update to clarify guidance in certain areas and add some practical expedients to the guidance.  The amendments in these 2016 updates do not change the core principle of the previously issued guidance in May 2014. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities. The accounting standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.  In addition, it includes a clarification related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact, if any, that the pronouncement will have on its financial statements.

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

In March 2016, the FASB issued ASU 2016-07, Equity Method and Joint Ventures, which affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership or degree of influence.   ASU 2016-07 is effective for the Company beginning on January 1, 2017, early adoption is permitted.  The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

In March 2016, the FASB issued an accounting standard update which simplified several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

2.	Net Income (loss) per Common Share

Basic net income (loss) per common share for the three and six month periods ended June 30, 2016 and 2015, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Diluted income (loss) per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of the Company’s common stock on the last day of the reporting period. The potentially dilutive securities include 27,103,956 shares and 22,586,951 shares in 2016 and 2015, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants. For the three month period ended June 30, 2016, 20,659,324 dilutive securities related to convertible debt, options and warrants were included in the diluted earnings per share calculation.

3.	Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model and amortize that cost over the expected term of the grant. We recognized $51,294 and $109,859 in stock-based compensation expense for the three months ended June 30, 2016 and 2015 and $222,862 and $137,998 for the six months of 2016 and 2015, respectively. We expect to recognize the compensation cost related to non-vested options as of June 30, 2016 of $531,118 over the weighted average remaining recognition period of 0.9 years.

We used the following forward-looking range of assumptions to value the 940,000 stock options granted to employees, consultants and directors during the six months ended June 30, 2016 and the 1,635,000 stock options granted to employees, consultants and directors during the six months ended June 30, 2015:

	2016	2015

Dividend yield	0.0%	0.0%
Risk-free rate of return	1.41%	1.53-1.63%
Expected life in years	4.5 - 7	4.5 - 4.75
Volatility	87-95%	92-94%
Forfeiture rate	2.6%	2.6%

4.	Income Taxes

As of June 30, 2016, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions were not settled as of January 1, 2016; no changes in settled tax years have occurred through June 30, 2016. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

Level 3 — Unobservable inputs.

As of June 30, 2016 and 2015, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $1,609,000 and $563,000, respectively, using Level 1 inputs. Our June 30, 2016 and December 31, 2015 balance sheets reflect qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued in March, July and September of 2013 and January 2014 (see Note 6). Our June 30, 2016 balance sheet also reflects qualifying liabilities related to the issuance of common stock and warrants in our 2016 Offering. Certain price protection anti-dilution features of the Securities Purchase Agreement and Warrants were determined to be embedded derivatives. An independent valuation expert calculated the fair value of the embedded derivatives using a complex, customized Monte Carlo simulation model suitable to value path dependent American options. We evaluated the derivative liability embedded in the series of convertible notes to determine if an adjustment to the carrying value of the liability was required at June 30, 2016 using the following assumptions.

	March 2013	July 2013	Sept 2013	Jan 2014

Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate of return	0.58%	0.58%	0.58%	0.71%
Expected life in years	1.75	2	2.2	2.5
Volatility	83.6%	82.8%	80.1%	122.6%

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the period ended June 30, 2016, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at			Balance at
	March 31,	New	Change in	June 30,
	2016	Issuances	Fair Values	2016

Level 3 -
Derivative liabilities from:
Conversion features
March 2013	$2,400,000	$-	$(900,000)	$1,500,000
July 2013	1,083,334	-	(416,667)	666,667
September 2013	3,477,500	-	(1,337,500)	2,140,000
January 2014	595,836	-	(210,833)	385,003
Anti-dilution Protection
2016 Offering shares	-	60,000	-	60,000
2016 Offering warrants	-	1,570,000	-	1,570,000
Derivative instruments	$7,556,670	$1,630,000	$(2,865,000)	$6,321,670

6.	Convertible Notes

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

In the fourth quarter of 2014, the Company amended the existing October 2012 convertible debt agreement with the lenders, solely to extend the due date of the principal and accrued unpaid interest until October 19, 2017.  No other terms of the original debt were amended or modified, and the lenders did not reduce the borrowed amount or change the interest rate of the debt.  The Company considered the restructuring a troubled debt restructuring as a result of the Company’s financial condition.  At the date of the amendment, all existing debt discounts and deferred financing fees were fully amortized and the amendment did not involve any additional fees paid to the lender or third parties; as such there was no gain recognized as a result of the amendment.

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

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

2012 Notes	$3,738	$3,738	$7,476	$7,441

March 2013 Notes	14,024	14,024	28,048	27,894

July 2013 Notes	4,571	4,571	9,142	9,091

September 2013 Notes	17,340	17,340	34,680	34,489

January 2014 Notes	3,428	3,428	6,856	6,815

Total	$43,101	$43,101	$86,202	$85,730

The fair value of the derivative liability is as follows:

	June 30, 2016	December 31, 2015

March 2013 Notes	$1,500,000	$1,500,000

July 2013 Notes	666,667	666,667

September 2013 Notes	2,140,000	2,140,000

January 2014 Notes	385,003	366,669

Warrant liability	1,570,000	-

Rights liability	60,000	-

Total fair value of derivative liability	$6,321,670	$4,673,336

The change in fair value of derivative liability is as follows:

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

March 2013 Notes	$(900,000)	$375,000	$-	$787,500

July 2013 Notes	(416,667)	166,667	-	350,000

September 2013 Notes	(1,337,500)	535,000	-	1,123,500

January 2014 Notes	(210,833)	91,667	18,334	192,500

Total change in fair value of derivative	$(2,865,000)	$1,168,334	$18,334	$2,453,500

7.	License agreement

Joint Venture Agreement with GtreeBNT

On January 28, 2015, the Company entered into the Joint Venture Agreement with GtreeBNT, a shareholder in the Company. The Joint Venture Agreement provides for the creation of the Joint Venture, jointly owned by the Company and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States.

GtreeBNT is solely responsible for funding all the product development and commercialization efforts of the Joint Venture. GtreeBNT made an initial contribution of $3 million in cash and received an initial equity stake of 51%. RegeneRx’s ownership interest in ReGenTree is 49% and will be reduced to 42% when the Clinical Study Report is filed for the Phase 2/3 dry eye clinical trial. Based on when, and if, certain additional development milestones are achieved in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon approval of an NDA for DES in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event ReGenTree is acquired or there is a change of control that occurs following achievement of an NDA, RegeneRx shall be entitled to 40% of all change of control proceeds paid or payable and will forgo any future royalties. The Company is not required or otherwise obligated to provide financial support to the Joint Venture.

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

Under the License Agreement, the Company received $1.0 million in up-front payments and is entitled to receive royalties on the Joint Venture’s future sales of products. On April 6, 2016, we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment the territorial rights were expanded to include Canada. The Company is accounting for the License Agreement with the Joint Venture as a revenue arrangement. The Company has determined that the deliverables within the License Agreement, including a delivered element (providing the license) and an undelivered element (participation on the joint development committee), do not have stand-alone value and, as such, are treated as a single unit of accounting. As a result, the Company is recognizing the up-front milestone payments as revenue ratably over the anticipated life of the joint development committee, or 25 years. The joint development committee commenced activities as of April 1, 2015 therefore the Company has begun recognizing the revenue for the license fee. Revenue will be recognized for future royalty payments as they are earned.

8.	2016 Offering

On June 27, 2016, we entered into a Securities Purchase Agreement with Sabby Healthcare Master Fund, Ltd., and Sabby Volatility Warrant Master Fund, Ltd. (collectively, “Sabby”) pursuant to which we agreed to sell, and the purchasers agreed to purchase, an aggregate of 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock, which we refer to as the 2016 Offering, and in conjunction with the closing of such transaction we issued warrants to purchase 257,353 shares of common stock to our placement agent.

The purchase agreement contains customary representations, warranties and covenants by the Company and the purchasers. In addition, the purchase agreement provides that each purchaser has a right, subject to certain exceptions described in the agreement, to participate in future issuances of equity and debt securities by us for a period of 12 months following the effective date of this registration statement, and certain price protections that provide for the grant of additional shares of common stock if we sell shares for less than $0.34 per share (the purchase price in the 2016 Offering) during such 12-month period. Moreover, we agreed, subject to certain exceptions, not to sell or announce the sale of our securities for five months from the effective date of this registration statement.

The Company evaluated various features of the Securities Purchase Agreement (“SPA”) and Warrant Agreements issued in the offering. The SPA includes certain embedded features that have to be evaluated under the guidance in ASC 815, Derivatives and Hedging, including a “right” to receive additional shares of common shares for no further consideration, and is a form of non-standard “down-round” anti-dilution protection. The “right” was determined to be a “stand alone” derivative and also is considered an “embedded derivative”, the “right” was required to be bifurcated from the host instrument and accounted for as a mark-to-mark derivative liability until it lapses.

The investor warrants contain “non-standard” adjustments (down round antidilution protection) for 12 months following issuance. The Company determined that the warrants contain certain embedded features that have to be evaluated under the guidance in ASC 815 and determined that they are also “embedded derivatives” that require bifurcation and are to be accounted for as a mark-to-mark derivative liability until it lapses.

In connection with the offering, the Company incurred approximately $230,000 of direct and incremental issuance costs. The portion of these costs allocated to liability-classified derivative financial instruments, approximately $214,000, was expensed in the quarter ended June 30, 2016 and is reflected under General and administrative expense in the accompanying statements of operations. The remainder of the costs was allocated to the equity-classified common stock and recognized as a direct charge to additional paid in capital.

The Company has concluded the following accounting treatment for the various instruments and embedded features:

•	Common stock – equity classified

•	Placement agent warrants – equity classified

•	Investor warrants – derivative liability

•	Right - derivative liability

The Company allocated the total proceeds from the 2016 Offering as follows:

Investor warrants - based on fair value relative to the fair value of the “right	$1,570,000
“Right” - based on fair value relative to the fair value of the investor warrants	60,000
Common stock and placement agent warrants – residual value (par and APIC)	120,000
$1,750,000

An independent valuation expert calculated the fair value of the embedded derivatives using a complex, customized Monte Carlo simulation model suitable to value path dependent American options. The model uses the risk neutral methodology adapted to value corporate securities. This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

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

Business Overview

We are a biopharmaceutical company focused on the development of a novel therapeutic peptide, Thymosin beta 4, or Tß4, for tissue and organ protection, repair, and regeneration. We have formulated Tß4 into three distinct product candidates in clinical development:

•   RGN-259, a preservative-free topical eye drop for regeneration of corneal tissues damaged by injury, disease or other pathology

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

Current Clinical Status

On January 28, 2015, we announced that we had entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with GtreeBNT Co., Ltd., a Korean pharmaceutical company (“GtreeBNT”) and shareholder of the Company. The Joint Venture Agreement provides for the creation of an entity, ReGenTree, LLC (the “Joint Venture” or “ReGenTree”), jointly owned by us and GtreeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. GtreeBNT will be responsible for funding all product development and commercialization efforts, and holds a majority interest of ReGenTree that varies depending on development milestones achieved and eventual commercialization path, if successful. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We received a total of $1 million in two tranches under the terms of the License Agreement. The first tranche of $500,000 was received in March 2015 and a second in the amount of $500,000, was received in September 2015. On April 6, 2016, we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment, the territorial rights were expanded to include Canada. We are also entitled to royalties as a percentage of net sales ranging from the single digits to the low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent.

Our initial ownership interest in ReGenTree was 49% and has been reduced to 42% after filing of the final clinical study report with the FDA for the Phase 2/3 trial for Dry Eye Syndrome completed earlier in 2016. Based on when, and if, ReGenTree achieves certain additional development milestones in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon FDA approval of an NDA for Dry Eye Syndrome in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event the ReGenTree entity is acquired, or there is a change of control that occurs following achievement of an NDA, RegeneRx shall be entitled to 40% of all change of control proceeds paid or payable and will forgo any future royalties.

In September 2015, ReGenTree began a Phase 2/3 clinical trial in patients with dry eye syndrome (“DES”) and a Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. In May 2016, we reported the results of the 317-patient Phase 2/3 trial. In the trial, RGN-259 demonstrated statistically significant improvements in both signs and symptoms of dry eye with 0.05% and 0.1% RGN-259 compared to placebo in a dose dependent manner during a 28-day dosing period. While the primary outcome measures were not met, several key related pre-specified endpoints and subgroups of patients with more severe dry eye showed statistically significant treatment effects. These results confirm the findings from the previous Phase 2 trial providing clear direction for the clinical regulatory pathway and remaining registration trials for RGN-259.The NK trial, a smaller study in an orphan population, has enrolled eight patients thus far with a goal of 46. Of the eight original clinical sites for the study, six are enrolling patients, one has yet to receive IRB approval to begin enrolling patients, and one was unable to consummate a clinical contract with ReGenTree. ReGenTree is considering adding additional sites to accelerate patient enrollment.

Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient recruitment, treatment, and follow-up for these ophthalmic trials are, in general, relatively fast, as opposed to most other clinical efforts, so preliminary data from the U.S. dry eye trial was released in early May 2016 with additional clinical work being planned for late 2016 and data from the NK study toward the end of 2016 or possibly later.

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

We will need additional funds to continue operations through the fourth quarter of 2017 and will require substantial capital if we wish to internally advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, government grants, or the sale of our company or certain of our intellectual property rights.

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

Strategic Partnerships

Lee’s Pharmaceuticals. In July 2012, we entered into a License Agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s previously filed an investigational new drug application IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's subsequently informed us that it received notice from China's FDA (CFDA) declining its investigational new drug (IND) application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, this year, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not been informed of a projected starting date for Phase 2 trials.

GtreeBNT. In March 2014, we entered into a License Agreement with GtreeBNT for the license of RGN-259. GtreeBNT licensed certain development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan). GtreeBNT is currently our second largest shareholder. GtreeBNT filed an IND with the Korean Ministry of Food and Drug Safety to conduct a Phase 2/3 study with RGN-259 in patients with dry eye syndrome and in July 2015 received approval to conduct the trial. GtreeBNT has informed us that given its immediate focus on the two U.S. trials, it is considering the best timing for the Korean trial.

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

Our initial ownership interest in ReGenTree was 49% and has been reduced to 42% after filing of the final clinical study report with the FDA for the Phase 2/3 trial for Dry Eye Syndrome completed earlier in 2016. Based on when, and if, ReGenTree achieves certain additional development milestones in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon FDA approval of an NDA for Dry Eye Syndrome in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event the ReGenTree entity is acquired or there is a change of control that occurs following achievement of an NDA, RegeneRx shall be entitled to 40% of all change of control proceeds paid or payable and will forgo any future royalties.

In September 2015, ReGenTree began a multi-centered, randomized, double-masked Phase 2/3 clinical trial in patients with dry eye syndrome (“DES”) and a multi-centered, randomized, double-masked Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. The DES trial has completed full enrollment, treatment and follow-up of all patients. Top line data from the DES trial was released in early May and a Phase 3 clinical trial is being planned for initiation at the beginning of the 4th quarter of 2016.

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

Our initial ownership interest in ReGenTree was 49% and has been reduced to 42% upon filing of the final clinical study report with the FDA for the Phase 2b trial for Dry Eye Syndrome completed earlier in 2016. Based on when, and if, ReGenTree achieves certain additional development milestones in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon FDA approval of an NDA for Dry Eye Syndrome in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event the ReGenTree entity is acquired or there is a change of control that occurs following achievement of an NDA, RegeneRx shall be entitled to 40% of all change of control proceeds paid or payable and will forgo any future royalties.

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

Financial Operations Overview

We have never generated product revenues, and we do not expect to generate product revenues until the FDA approves one of our product candidates, if ever, and we, or a partner or licensee, begin marketing and selling it. Subject to the availability of financing, we expect to invest increasingly significant amounts in the furtherance of our current clinical stage programs and may add additional nonclinical studies and new clinical trials as we explore the potential of our current product candidates in target indications and explore the potential use of our Tß4-based product candidates in rare disease and orphan indications. As we expand our clinical development initiatives, we expect to incur substantial and increasing losses. Accordingly, we will need to generate significant product revenues in order to ultimately achieve and then maintain profitability. Also, we expect that we will need to raise substantial additional capital in order to meet product development requirements. We cannot assure investors that such capital will be available when needed, on acceptable terms, or at all.

Most of our expenditures to date have been for research and development, or R&D, activities and general and administrative, or G&A, activities. R&D costs include all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors. Those costs include manufacturing Tß4 and peptide fragments, formulation of Tß4 into our product candidates, stability studies for both Tß4, and the various formulations, preclinical toxicology, safety and pharmacokinetic studies, clinical trial management, medical oversight, laboratory evaluations, statistical data analysis, regulatory compliance, quality assurance and other related activities. R&D includes cash and non-cash compensation, payroll taxes, travel and other miscellaneous costs of our internal R&D personnel, three persons in total, who are dedicated on a part-time hourly basis to R&D efforts. R&D also includes an allocation of our common infrastructure costs for office space and communications. We expense our R&D costs as they are incurred.

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

G&A costs include outside professional fees for legal, business development, audit and accounting services. G&A also includes cash and non-cash compensation, travel and other miscellaneous costs of our internal G&A personnel, two in total, who are wholly dedicated to G&A efforts. G&A also includes an allocation of our common infrastructure costs for office space and communications. Our G&A expenses also include costs to maintain our intellectual property portfolio. Historically we have expanded our patent prosecution activities and in some cases, we have filed patent applications for non-critical strategic purposes intended to prevent others from filing similar patent claims. We continue to closely monitor our patent applications in the United States, Europe and other countries with the advice of outside legal counsel to determine if they will continue to provide strategic benefits. In cases where we believe the benefit has been realized or it becomes unnecessary due to the issuance of other patents, or for other reasons that will not affect the strength of our intellectual property portfolio, we have and will continue to abandon these patent applications in order to reduce our costs of continued prosecution or maintenance.

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

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015

Revenues. For the three months ended June 30, 2016, we recorded revenue in the amount of $12,706 which reflects the amortization of the upfront license fees over the life of the ReGenTree license agreement and related amendments of 25 years. For the three months ended June 30, 2015, we recorded revenue in the amount of $5,000 which reflects the amortization of the upfront license fee over the life of the ReGenTree license agreement of 25 years.

R&D Expenses. For the three months ended June 30, 2016, our R&D expenses decreased by approximately $18,000, or 23%, to $60,000 from $78,000 for the same period in 2015. The decrease from 2015 reflects the execution of our strategy to out license or partner our development programs, primarily our entry into the ReGenTree joint venture agreement in 2015. The 2016 decrease is reflected in personnel (decrease of $3,000), insurance (decrease of $5,000) and R&D consulting (decrease of $5,000) stock option compensation (decrease of $5,000). We expect our R&D expenses will remain at low levels unless we decide to reinitiate internal R&D efforts for our unpartnered programs.

G&A Expenses. For the three months ended June 30, 2016, our G&A expenses decreased by approximately $27,000, or 6%, to $450,000, from $477,000 for the same period in 2015. The decrease reflects the absence of the legal costs incurred in association with completing the ReGenTree joint venture agreement in 2015. Decreases are reflected in professional services ($159,000), travel ($24,000), miscellaneous ($5,000) and stock option expense ($53,000). These decreases are largely offset by offering expenses related to our 2016 Offering of approximately $214,000. We believe that our G&A expenses will remain at current levels, net of offering expenses, as we wait for data from the upcoming clinical trials being conducted by our partners. If we enter into additional partnerships or other business transactions we will incur additional legal and transaction related expenses.

Net Loss. Our Statement of Operations reflects net income of $2,324,250 for the quarter ended June 30, 2016, as opposed to a net loss of $1,762,012 recorded in the quarter ended June 30, 2015. In the 2016 period, the income resulted primarily from net our evaluation of the derivative liability associated with the conversion feature of the debt instruments issued by the company from March 2013 through January 2014. The value of this conversion feature is indexed to the share price of our common stock and increases as our share price increases and decreases as our share price decreases. The share price of our common stock decreased from $0.70 on March 31, 2016 to $0.46 on June 30, 2016, which resulted in a decrease in the fair value of our convertible debt derivative component and the recording of an unrealized gain of $2,865,000 for the three months ended June 30, 2016. In the prior year period the share price of our common stock increased from $0.26 on March 31, 2015 to $0.36 on June 30, 2015, which resulted in an increase in the fair value of our convertible debt derivative component and the recording increase in fair value of $1,168,334 for the three months ended June 30, 2015.

Comparison of the six months ended June 30, 2016 and 2015

Revenues. For the six months ended June 30, 2016, we recorded revenue in the amount of $67,896, which reflects the amortization of the upfront license fee over the life of the ReGenTree license agreement of 25 years. For the six months ended June 30, 2015, we recorded revenue in the amount of $45,000, $40,000 of this revenue related to the sale of unformulated Tß4 to GtreeBNT for use in their product development work in Korea. There were no associated costs with this transaction as the cost of Tß4 had been expensed in a prior period. We also recorded revenue in the amount of $5,000 which reflects the amortization of the upfront license fee over the life of the ReGenTree license agreement of 25 years.

R&D Expenses. For the six months ended June 30, 2016, our R&D expenses increased by approximately $48,000, or 42%, to $163,000 from $115,000 for the same period in 2015. The increase is attributable to the level of stock option compensation recognized in the 6 month period which represents a $65,000 increase versus the prior year. This was partially offset by decreases from 2015 insurance (decrease of $10,000) and R&D consulting (decrease of $7,000). We expect our R&D expenses will remain at low levels unless we decide to reinitiate internal R&D efforts for our unpartnered programs.

G&A Expenses. For the six months ended June 30, 2016, our G&A expenses decreased by approximately $17,000, or 2%, to $855,000, from $872,000 for the same period in 2015. The decrease reflects the absence of the legal costs incurred in association with completing the ReGenTree joint venture agreement in 2015. Decreases are reflected in professional services ($239,000) and travel ($27,000) and personnel and facility ($3,000). These decreases were partially offset by increases in insurance ($12,000), investor relations ($6,000), stock option expense ($19,000) and offering expenses related to our 2016 Offering of approximately $214,000. We believe that our G&A expenses, net of offering expenses, will remain at current levels as we wait for data from the upcoming clinical trials being conducted by our partners. If we enter into additional partnerships or other business transactions we will incur additional legal and transaction related expenses.

Net Loss. We incurred a net loss of $1,054,604 for the six months ended June 30. 2016, a decrease from the net loss of $3,480,701 recorded in the six months ended June, 2015. The 2016 net loss was minimally impacted by the change in the value of the conversion feature related to the derivative liability related to our convertible debt, increase of $18,334 while the 2015 period a significant portion of the net loss resulted from our evaluation of the derivative liability associated with the conversion feature of the debt instruments issued by the company from March 2013 through January 2014. The value of this conversion feature is indexed to the share price of our common stock and increases as our share price increases and decreases as our share price decreases. The share price of our common stock increased from $0.44 on December 31, 2015 to $0.46 on June 30, 2016, which resulted in an increase in the fair value of our convertible debt derivative component and the recording of an unrealized loss of $18,334 for the six months ended June 30, 2016. In the prior year period the share price of our common stock increased from $0.14 on December 31, 2014 to $0.36 on June 30, 2015, which resulted in an increase in the fair value of our convertible debt derivative component and the recording of an unrealized loss of $2,453,500 for the six months ended June 30, 2015.

Liquidity and Capital Resources

Overview

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. Over the past couple of years we have primarily financed our operations through the sale of a series of convertible promissory notes through private placements with accredited investors and the March and August 2014 private placements of common stock with GTreeBNT as well as our entry into the joint venture with ReGenTree in early 2015. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2015 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.

We had cash and cash equivalents of approximately $1,608,958 at June 30, 2016. This amount primarily reflects the net proceeds of our 2016 Offering of approximately $1,520,000. Our current cash and cash equivalents should fund our planned operations into the fourth quarter of 2017. This estimate also does not include receipt of any funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Six Months Ended June 30, 2016 and 2015

Net cash used in operating activities was approximately $229,000 for the six months ended June 30, 2016 compared to approximately $280,000 used in operating activities for the six months ended June 30, 2015. In June 2016 we received net proceeds of approximately $1,520,000 from the sale of common stock and warrants to institutional investors. During the first half of 2015 we received $500,000 from ReGenTree pursuant to the license agreement with ReGenTree, our joint venture, which served to reduce the net cash used in operations.

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

Our current capital resources coupled with the $250,000 received on April 6, 2016 pursuant to the amendment of the license agreement with ReGenTree are only sufficient to fund operations into the fourth quarter of 2017. A sale of common stock and warrants, a convertible instrument or additional partnering of licensed rights are possible sources of operating capital in the future.

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings in addition to a series of five convertible debt placements from October 2012 to January 2014. Most recently, on June 27, 2016, we entered into a Securities Purchase Agreement with Sabby Healthcare Master Fund, Ltd., and Sabby Volatility Warrant Master Fund, Ltd., pursuant to which we agreed to sell, and the purchasers agreed to purchase, an aggregate of 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock, which we refer to as the 2016 Offering. We received approximately $1,520,000 in net proceeds from the 2016 Offering and have resources to fund our planned operations into the fourth quarter of 2017. We believe our current capital resources, including the proceeds from the 2016 Offering, will fund our operations into the fourth quarter of 2017. On January 28, 2015, we announced that we had entered into a Joint Venture Agreement with GtreeBNT, a shareholder of the Company. The Joint Venture Agreement provides for the creation of an entity, ReGenTree, LLC, jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. On April 28, 2016 the license agreement with ReGenTree was amended to expand the territory to include Canada. GtreeBNT is responsible for funding all product development and commercialization efforts.

RegeneRx's initial ownership interest in ReGenTree was 49% and has been reduced to 42% when the clinical study report was filed with the FDA for the Phase 3 dry eye clinical trial. Based on when, and if, certain additional development milestones are achieved in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon approval of an NDA for Dry Eye Syndrome in the U.S. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the "License Agreement") with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We received a total of $1,000,000 in two tranches under the terms of the License Agreement. The first tranche of $500,000 was received in March 2015 and a second in the amount of $500,000 was received in September 2015. On April 6, 2016, we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment the territorial rights were expanded to include Canada.

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

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2016, these cash equivalents were approximately $1,609,000. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of June 30, 2016, the change in fair value of our financial instruments would not have been material.

Item 4.	Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based upon this evaluation, management has concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

We anticipate that substantial new capital resources will be required to continue our longer-term product development efforts, including any and all follow-on trials that will result from our current clinical programs beyond those currently contemplated, and to scale up manufacturing processes for our product candidates. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include, without limitation:

•	the scope of our, or our partners’, clinical trials, which is significantly influenced by the quality of clinical data achieved as trials are completed and the requirements established by regulatory authorities;
•	the speed with which we, or our partners, complete our clinical trials, which depends on our ability to attract and enroll qualifying patients and the quality of the work performed by our clinical investigators and contract research organizations chosen to conduct the studies;
•	the time required to prosecute, enforce and defend our intellectual property rights, which depends on evolving legal regimes and infringement claims that may arise between us and third parties;
•	the ability to manufacture at scales sufficient to supply commercial quantities of any of our product candidates that receive regulatory approval, which may require levels of effort not currently anticipated; and
•	the successful commercialization of our product candidates, which will depend on our, or our partners’, ability to either create or partner with an effective commercialization organization and which could be delayed or prevented by the emergence of equal or more effective therapies.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of June 30, 2016, our accumulated deficit totaled approximately $106 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, we completed the sale of common stock and warrants to institutional investors and received net proceeds of approximately $1,520,000 and we estimate that our existing capital resources, including the $250,000 received pursuant to the amendment of the RGN-259 License Agreement with ReGenTree in April 2016 will fund our operations into the fourth quarter of 2017.

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

Three of our drug candidates are currently in the clinical development stage, and we cannot be certain that we, or our partners, will successfully complete the clinical trials necessary to receive regulatory product approvals. The regulatory approval process is lengthy, unpredictable and expensive. To obtain regulatory approvals in the United States, we or a partner must ultimately demonstrate to the satisfaction of the FDA that our product candidates are sufficiently safe and effective for their proposed administration to humans. Many factors, known and unknown, can adversely impact clinical trials and the ability to evaluate a product candidate’s safety and efficacy, including:

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

There can be no assurance that our, or our partners’, clinical trials will in fact demonstrate, to the satisfaction of the FDA and others, that our product candidates are sufficiently safe or effective. The FDA or we may also restrict or suspend our clinical trials at any time if it is believed that subjects participating in the trials are being exposed to unacceptable health risks.

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

We may not be able to maintain or expand our current arrangements with these third parties or maintain such relationships on favorable terms. Our agreements with these third parties may also contain provisions that restrict our ability to develop and test our product candidates or that give third parties rights to control aspects of our product development and clinical programs. In addition, conflicts may arise with our collaborators, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. If any conflicts arise with our existing or future collaborators, they may act in their self-interest, which may be adverse to our best interests. Any failure to maintain our collaborative agreements and any conflicts with our collaborators could delay or prevent us from developing our product candidates. We and our collaborators may fail to develop products covered by our present and future collaborations if, among other things:

•	we or our partners do not achieve our objectives under our collaboration agreements;
•	we or our partners are unable to obtain patent protection for the products or proprietary technologies we develop in our partnerships;
•	we are unable to manage multiple simultaneous product development partnerships;
•	our partners become competitors of ours or enter into agreements with our competitors;
•	we or our partners encounter regulatory hurdles that prevent commercialization of our product candidates; or
•	we develop products and processes or enter into additional partnerships that conflict with the business objectives of our other partners.

We also have less control over the timing and other aspects of our clinical trials than if we conducted the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our clinical trials on our anticipated schedule or consistent with a clinical trial protocol or applicable regulations. We, and our partners, also rely on clinical research organizations to perform much of our data management and analysis. They may not provide these services as required or in a timely manner. If any of these parties do not meet deadlines or follow proper procedures, including procedures required by law, the preclinical studies and clinical trials may take longer than expected, may be delayed or may be terminated, which would have a materially negative impact on our product development efforts. If we were forced to find a replacement entity to perform any of our preclinical studies or clinical trials, we may not be able to find a suitable entity on favorable terms or at all. Even if we were able to find a replacement, resulting delays in the tests or trials may result in significant additional expenditures and delays in obtaining regulatory approval for drug candidates, which could have a material adverse impact on our results of operations and business prospects.

GtreeBNT Co., Ltd. has limited drug development experience.

In March 2014 we completed two licensing agreements for the development and commercialization of RGN-259 and RGN-137 in certain territories, with GtreeBNT, headquartered outside of Seoul, Korea. In January 2015 we entered into a Joint Venture Agreement with GtreeBNT and entered into a license agreement with the Joint Venture, pursuant to which granted to the Joint Venture the right to develop and exclusively commercialize RGN-259 in the United States and Canada as amended in April 2016. Although we will share control of the Joint Venture with GtreeBNT, GtreeBNT will have greater control over the Joint Venture than we will meaning that GtreeBNT will have significant control over the commercialization of RGN-259.

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

With respect to our product candidate RGN-259, there are also numerous ophthalmic companies developing drugs for corneal wound healing and other front-of-the-eye diseases and injuries, including dry eye syndrome. Amniotic membranes have been successfully used to treat corneal wounds in certain cases, as have topical steroids and antibacterial agents. Most specialty ophthalmic companies have a number of products on the market that could compete with RGN-259. There are numerous antibiotics to treat eye infections to promote corneal wound healing and many eye lubrication products that are soothing to the eye and help eye healing, many of which are sold without prescriptions. Companies also market steroids to treat certain conditions within our area of interest. Allergan, Inc. markets Restasis™, Ophthalmic Emulsion, which was the only commercially available and FDA-approved eye drop to treat dry eye. Shire PLC recently received FDA approval to market Lifitegrast for the treatment of dry eye and will be launching the product in the U.S. Restasis, and other products, have been approved for marketing in certain other countries where we have licensed RGN-259.

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

Our product candidates, all of which are based on the molecule Tß4, are new and unproven and there is no guarantee that health care providers or patients will be interested in our product candidates, even if they are approved for use. If any of our product candidates are approved by the FDA, our success will depend in part on our ability to demonstrate sufficient clinical benefits, reliability, safety, and cost effectiveness of our, or our partners’, product candidates relative to other approaches, as well as on our ability to continue to develop our product candidates to respond to competitive and technological changes. If the market does not accept our product candidates, when and if we are able to commercialize them, then we may never become profitable. Factors that could delay, inhibit or prevent market acceptance of our product candidates may include:

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

Although we do not currently have any marketable products, our ability to produce revenues ultimately depends on our, or our partners’, ability to sell our product candidates if and when they are approved by the FDA and other regulatory authorities. We currently have no experience in marketing or selling pharmaceutical products, and we do not have a marketing and sales staff or distribution capabilities. Developing a marketing and sales force is also time-consuming and could delay the launch of new products or expansion of existing product sales. In addition, we will compete with many companies that currently have extensive and well-funded marketing and sales operations. If we fail to establish successful marketing and sales capabilities or fail to enter into successful marketing arrangements with third parties, our ability to generate revenues will suffer.

If we enter markets outside the United States our business will be subject to political, economic, legal and social risks in those markets, which could adversely affect our business.

There are significant regulatory and legal barriers to entering markets outside the United States that must be overcome if we, or our partners, seek regulatory approval to market our product candidates in countries other than the United States. We would be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs and legal systems. Any sales and operations outside the United States would be subject to political, economic and social uncertainties including, among others:

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

Any changes related to these and other factors could adversely affect our business if and to the extent we enter markets outside the United States. Additionally, we have entered into license agreements with Sigma-Tau S.p.A, Lee’s Pharmaceutical Limited and GtreeBNT Co, Ltd. for the development of certain of our product candidates in international markets. As a result, these development activities will be subject to compliance in all respects with local laws and regulations and may be subject to many of the risks described above.

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

We do not own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We currently rely, and expect to continue to rely, primarily on peptide manufacturers to supply us with Tß4 for further formulation into our product candidates. We have historically engaged three separate smaller drug formulation contractors for the formulation of clinical grade product candidates, one for each of our three product candidates in clinical development, although, as described in this report, the contractor we engaged to formulate and vial RGN-352 has filed for bankruptcy and closed its manufacturing facility, and our clinical trial involving RGN-352 has been placed on clinical hold. We currently do not have an alternative source of supply for either Tß4 or the individual drug candidates. If these suppliers, together or individually, are not able to supply us with either Tß4 or individual product candidates on a timely basis, in sufficient quantities, at acceptable levels of quality and at a competitive price, or if we are unable to identify a replacement manufacturer to perform these functions on acceptable terms as needed, our development programs could be seriously jeopardized.

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

Other risks of relying solely on single suppliers for each of our product candidates include:

•	the possibility that our other manufacturers, and any new manufacturer that we, or our partners, may identify for RGN-352, may not be able to ensure quality and compliance with regulations relating to the manufacture of pharmaceuticals;
•	their manufacturing capacity may not be sufficient or available to produce the required quantities of our product candidates based on our planned clinical development schedule, if at all;
•	they may not have access to the capital necessary to expand their manufacturing facilities in response to our needs;
•	commissioning replacement suppliers would be difficult and time-consuming;
•	individual suppliers may have used substantial proprietary know-how relating to the manufacture of our product candidates and, in the event we must find a replacement or supplemental supplier, our ability to transfer this know-how to the new supplier could be an expensive and/or time-consuming process;
•	an individual supplier may experience events, such as a fire or natural disaster, that force it to stop or curtail production for an extended period;
•	an individual supplier could encounter significant increases in labor, capital or other costs that would make it difficult for them to produce our products cost-effectively; or
•	an individual supplier may not be able to obtain the raw materials or validated drug containers in sufficient quantities, at acceptable costs or in sufficient time to complete the manufacture, formulation and delivery of our product candidates.

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

We, or our partners, may be subject to product liability claims as a result of our testing, manufacturing, and marketing of drugs. In addition, the use of our product candidates, when and if developed and sold, will expose us to the risk of product liability claims. Product liability may result from harm to patients using our product candidates, such as a complication that was either not communicated as a potential side effect or was more extreme than anticipated. We require all patients enrolled in our clinical trials to sign consents, which explain various risks involved with participating in the trial. However, patient consents provide only a limited level of protection, and it may be alleged that the consent did not address or did not adequately address a risk that the patient suffered. Additionally, we will generally be required to indemnify our clinical product manufacturers, clinical trial centers, medical professionals and other parties conducting related activities in connection with losses they may incur through their involvement in the clinical trials.

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

Mauro Bove is a member of our Board of Directors, and, until March 31, 2014, was a director and officer of entities affiliated with Sigma-Tau, which collectively make up our largest stockholder group. At this time Mr. Bove remains engaged with Sigma-Tau as a consultant. Sigma-Tau has subsequently merged into Alfa Wassermann, S.p.A., an Italian pharmaceutical company. Sigma-Tau/Alfa Wassermann previously provided us with significant funding and is also our strategic partner in Europe with respect to the development of certain of our drug candidates. We have issued shares of common stock, convertible promissory notes and common stock warrants to Sigma-Tau and its affiliates in several private placement financing transactions, including as recently as September 2013. We have licensed certain rights to our product candidates generally for the treatment of dermal and internal wounds to Sigma-Tau/Alfa Wassermann. Under the license agreement, upon the completion of a Phase 2 clinical trial of either of these product candidates that yields positive results in terms of clinical efficacy and safety, Sigma-Tau/Alfa Wassermann is obligated to either make a $5 million milestone payment to us or to initiate and fund a pivotal Phase 3 clinical trial of the product candidate. In 2009, we completed two Phase 2 clinical trials of RGN-137, but these trials were not sufficient to trigger the milestone obligation. There can be no assurance that we will ever receive this payment or be able to initiate a pivotal Phase 3 clinical trial of RGN-137 that would be funded by Sigma-Tau/Alfa Wassermann. As a result of Mr. Bove’s relationship with Sigma-Tau/Alfa Wassermann, there could be a conflict of interest between Sigma-Tau/Alfa Wasserman and our other stockholders with respect to these and other agreements and circumstances that may require the exercise of the Board’s discretion with respect to Sigma-Tau/Alfa Wassermann. Any decision in the best interests of Sigma-Tau/Alfa Wassermann may not be in the best interest of our other stockholders.

Additionally, Mr. Bove is a non-executive director of Lee’s Pharmaceuticals, in which affiliates of Sigma-Tau have a significant equity interest. In July 2012, we entered into a license agreement for Tß4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates for development in China, Hong Kong, Macau and Taiwan. There can be no assurance that we will ever receive any further payments from Lee’s under the agreement. As a result of Mr. Bove’s relationship with Lee’s and Sigma-Tau, Mr. Bove may have interests that are different from our other stockholders in connection with these and other agreements and circumstances that may require the exercise of the Board’s discretion with respect to Lee’s or Sigma-Tau. These conflicts could result in decisions that are not in the best interest of our other stockholders.

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

If we, or our partners, are not able to maintain adequate patent protection for our product candidates, we may be unable to prevent our competitors from using our technology or technology that we license.

Our success will depend in substantial part on our, or our partners’, abilities to obtain, defend and enforce patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and abroad. Pursuant to an exclusive worldwide license from the NIH, we have exclusive rights to use Tß4 in the treatment of non-healing wounds. While patents covering our use of Tß4 have issued in some countries, we cannot guarantee whether or when corresponding patents will be issued, or the scope of any patents that may be issued, in other countries. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. We have also in-licensed other intellectual property rights from third parties that could be subject to the same risks as our own patents. If any of these patent applications do not issue, or do not issue in certain countries, or are not enforceable, the ability to commercialize Tß4 in various medical indications could be substantially limited or eliminated.

In addition, the patent positions of the products being developed by us and our collaborators involve complex legal and factual uncertainties. As a result, we cannot assure you that any patent applications filed by us, or by others under which we have rights, will result in patents being issued in the United States or foreign countries. In addition, there can be no assurance that any patents will be issued from any pending or future patent applications of ours or our partners, that the scope of any patent protection will be sufficient to provide us with competitive advantages, that any patents obtained by us or our partners will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights we or our partners may hold. Unauthorized parties may try to copy aspects of our product candidates and technologies or obtain and use information we consider proprietary. Policing the unauthorized use of our proprietary rights is difficult. We cannot guarantee that no harm or threat will be made to our or our partners’ intellectual property. In addition, changes in, or different interpretations of, patent laws in the United States and other countries may also adversely affect the scope of our patent protection and our competitive situation.

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

We, or our partners, may not have adequate protection for our unpatented proprietary information, which could adversely affect our competitive position.

In addition to our patents, we, and our partners, also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. However, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. To protect our trade secrets, we may enter into confidentiality agreements with employees, consultants and potential collaborators. However, we may not have such agreements in place with all such parties and, where we do, these agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information. Also, our trade secrets or know-how may become known through other means or be independently discovered by our competitors. Any of these events could prevent us from developing or commercializing our product candidates.

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

For the period from January 1, 2015 through August 12, 2016 the closing price of our common stock has ranged from $0.13 to $0.75, with an average daily trading volume of approximately 72,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our officers, directors and principal stockholders together control approximately 49.8% of our outstanding common stock. Included in this group is Sigma-Tau (recently merged with Alfa Wasserman S.p.A.) and its affiliates, which together hold outstanding shares representing approximately 28.1% of our outstanding common stock and GtreeBNT which owns approximately 18.3% of our outstanding common stock. These stockholders also hold options, warrants, convertible promissory notes and stock purchase rights that provide them with the right to acquire significantly more shares of common stock. Accordingly, if these stockholders acted together they could control the outcome of all stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

As of June 30, 2016, there were outstanding options to purchase an aggregate of 7,616,211 shares of our common stock under our 2000 and 2010 incentive equity plans at exercise prices ranging from $0.14 per share to $2.50 per share and outstanding warrants to purchase 5,804,412 shares of our common stock at a weighted average exercise price of $0.48 per share. In addition to the outstanding options and warrants we have also issued five series of convertible promissory notes which are presently convertible into an aggregate of 13,683,333 shares of our common stock. In October 2012, we sold convertible promissory notes totaling $300,000 that are convertible into 2,000,000 shares of common stock at a conversion price of $0.15 per share. In October 2014 the maturity date of these notes was extended for an additional three years. In 2013, we sold three additional series of convertible promissory notes, which notes totaled $646,000 and are initially convertible into 10,766,667 shares of common stock at a conversion price of $0.06 per share. In January 2014, we sold a fifth series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes issued in 2013 and January 2014 contain down round provisions under which the conversion prices of these notes could be decreased as a result of future equity offerings below the conversion price of the notes. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

On June 29, 2016, we issued 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock to institutional investors (see Note 8 to our Condensed Financial Statements included herein), and in conjunction with the closing of such transaction we issued warrants to purchase 257,353 shares of common stock to our placement agent. The net proceeds from the offering of approximately $1,520,000 will be used to fund continuing operations. The offer, sale, and issuance of the shares to the investors in the offering were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Each investor represented to the Company that it is an accredited investor as defined in Rule 501 promulgated under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10.1	Amendment No. 2, dated as of April 28, 2016, License Agreement between the Company and ReGenTree, LLC, dated January 28, 2015.*

10.2	Amendment No. 2, dated as of April May 11, 2016, to Joint Venture Agreement between the Company and GtreeBNT Co., Ltd. dated January 28, 2015.*

10.3	Securities Purchase Agreement, dated as of June 27, 2016, by and among the Company and the Purchasers identified therein, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-15070) (filed July 1, 2016).

10.4	Registration Rights Agreement, dated as of June 27, 2016, by and among the Company and the Purchasers identified therein, which is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-15070) (filed July 1, 2016).

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Condensed Statements of Operations for the three and six months ended June 30, 2016 and 2015; (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (iv) Notes to Condensed financial statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: August 22, 2016	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)

