Form 10-Q
period 2016-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2016-11-14
CIK 707511

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

106,787,151 shares of common stock, par value $0.001 per share, were outstanding as of November 11, 2016.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2016

Part I – Financial Information

Item 1. Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)	(See Note 1)
ASSETS
Current assets
Cash and cash equivalents	$1,061,374	$317,627
Prepaid expenses and other current assets	126,619	24,300
Total current assets	1,187,993	341,927
Property and equipment, net of accumulated depreciation of $91,288 and $88,794	8,051	10,544
Other assets	5,752	5,752
Total assets	$1,201,796	$358,223

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$91,127	$141,130
Unearned revenue	50,824	-
Accrued expenses	239,770	217,911
Total current liabilities	381,721	359,041

Long-Term liabilities
Unearned revenue	1,543,050	1,379,388
Convertible promisory note	300,000	300,000
Convertible promisory notes, net of derivative liability	481,061	388,854
Fair value of derivative liabilities	5,037,837	4,673,336
Total liabilities	7,743,669	7,100,619

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 106,787,151 and 101,640,092 issued and outstanding	106,787	101,640
Additional paid-in capital	98,619,105	98,230,802
Accumulated deficit	(105,267,765)	(105,074,838)
Total stockholders' deficit	(6,541,873)	(6,742,396)
Total liabilities and stockholders' deficit	$1,201,796	$358,223

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$12,706	$5,510	$80,602	$50,510

Operating expenses
Research and development	50,061	48,714	213,387	162,485
General and administrative	341,224	341,772	1,195,862	1,214,572
Total operating expenses	391,285	390,486	1,409,249	1,377,057
Loss from operations	(378,579)	(384,976)	(1,328,647)	(1,326,547)
Interest and other income	-	-	-	101
Interest expense	(43,577)	(43,576)	(129,779)	(129,307)
Change in fair value of derivative liabilities	1,283,833	(701,000)	1,265,499	(3,154,500)
Net income (loss)	$861,677	$(1,129,552)	$(192,927)	$(4,610,253)

Basic net income (loss) per common share	$0.01	$(0.01)	$(0.00)	$(0.05)
Diluted net income (loss) per common share	$0.01	$(0.01)	$(0.00)	$(0.05)

Weighted average number of common shares outstanding - basic	106,787,151	101,640,092	103,405,871	101,489,792
Weighted average number of common shares outstanding - diluted	127,489,808	101,640,092	103,405,871	101,489,792

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

	For the nine months ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(192,927)	$(4,610,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,494	2,571
Share-based compensation	289,220	183,207
Shares issued as compensation to non-employees	-	8,100
Offering costs allocated to derivative liabilites	214,229	-
Non-cash interest expense	92,207	91,872
Change in fair value of derivative liabilities	(1,265,499)	3,154,500
Changes in operating assets and liabilities:
Unearned revenue	214,486	989,490
Prepaid expenses and other current assets	(102,319)	52,138
Accounts payable	(50,003)	(70,300)
Accrued expenses	21,859	15,424
Net cash used in operating activities	(776,253)	(183,251)

Investing activities:
Purchase of property and equipment	-	(1,077)
Net cash used in investing activities	-	(1,077)

Financing activities:
Proceeds from sale of common stock and issuance of warrants net of offering costs	1,520,000	-
Net cash provided by financing activities	1,520,000	-
Net increase (decrease) in cash and cash equivalents	743,747	(184,328)

Cash and cash equivalents at beginning of period	317,627	844,043
Cash and cash equivalents at end of period	$1,061,374	$659,715

Supplemental Disclosure of Non-Cash Operating and Financing Activities

Cashless exercise of warrants	$-	$294

Fair value of warrants issued to placement agent	$83,799	$-

Fair value of derivative liabilities	$1,630,000	$-

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three and nine months ended September 30, 2016 and 2015 (Unaudited)

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

Management Plans.

On June 27, 2016, we entered into a Securities Purchase Agreement with Sabby Healthcare Master Fund, Ltd., and Sabby Volatility Warrant Master Fund, Ltd. (collectively, “Sabby”) pursuant to which we agreed to sell, and the purchasers agreed to purchase, an aggregate of 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock, which we refer to as the 2016 Offering (see note 8). We received approximately $1,520,000 in net proceeds from the 2016 Offering. We believe our current cash on hand will fund our planned operations into the 4th quarter of 2017.

In May 2016, we announced the top line data from the Phase 2/3 clinical trial in patients with dry eye syndrome (“DES”), sponsored by our U.S. joint venture, ReGenTree, LLC. Although the co-primary endpoints were not met, ReGenTree demonstrated RGN-259’s protective efficacy in improving signs and symptom of DES, which are in line with certain results observed in the previous Phase 2a trial. Importantly, ReGenTree identified what we believe to be approvable sign and symptom endpoints, which had high statistical significance. The FDA approved ReGenTree’s Phase 3 protocol for DES in late summer and we initiated a second Phase 3 trial that has begun enrolling approxiamtely 500 patients.

On January 28, 2015, we announced that we had entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with GtreeBNT Co., Ltd., a Korean pharma company (“GtreeBNT”) and shareholder of the Company. The Joint Venture Agreement provides for the creation of an entity, ReGenTree, LLC (“ReGenTree”), jointly owned by us and GtreeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. GtreeBNT is responsible for funding all product development and commercialization efforts, and holds a majority interest of ReGenTree that varies depending on development milestones achieved and eventual commercialization path, if successful.

RegeneRx’s initial ownership interest in ReGenTree was 49% and was reduced to 42% after the clinical study report was filed for the Phase 2/3 dry eye clinical trial. Based on when, and if, certain additional development milestones are achieved in the U.S. with RGN-259, our equity ownership in ReGenTree may be incrementally reduced to between 42% and 25%, with 25% being our final equity ownership upon approval of an NDA for Dry Eye Syndrome in the U.S. In addition, we retain a single digit to low double-digit royalty on commercial sales as described below. In the event the ReGenTree entity is acquired or there is a change of control that occurs following achievement of an NDA, RegeneRx shall be entitled to a minimum of 40% of proceeds paid or payable and will forgo any future royalties. RegeneRx holds one of three board seats ReGenTree’s board and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent.

In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We received a total of $1 million in two tranches under the terms of the License Agreement. The first tranche of $500,000 was received in March 2015 and a second in the amount of $500,000 was received in September 2015. On April 6, 2016, we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment the territorial rights were expanded to include Canada and we are also entitled to royalties as a percentage of net sales ranging from the single digits to the low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party.

In September 2015, ReGenTree began a Phase 2/3 clinical trial in patients with DES and a Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. In January 2016, the DES trial completed enrollment of all patients in the trial. The last patient received the last treatment in February. Results from the DES trial were released in early May 2016.

The trial, which enrolled 317 subjects, tested two doses of RGN-259 eye drops containing 0.05% and 0.1% concentrations of the Tβ4 four times daily for 28 days vs. placebo. On Day 29, the day after the 28th and final day of dosing, patients were subject to the Controlled Adverse Environment (“CAE”) challenge. Co-primary endpoints were total corneal fluorescein staining score change on the 29th day pre-CAE and post-CAE (sign) and total ocular discomfort score change on the 29th day pre-CAE and post-CAE (symptom). Although the co-primary endpoints were not met, we demonstrated RGN-259’s protective efficacy in improving signs and symptoms of DES in sub-groups of patients, which is in line with the results observed in the previous Phase 2a trial. Importantly, we identified approvable sign and symptom endpoints, which were met with statistical significance and have been designated as the primary endpoints of our current Phase 3 trial.

RGN-259 was safe and well-tolerated and comfortable for the patients with no irritation upon instillation. There were no significant drug-related adverse events for both concentrations. The safety profile is consistent with that observed in the previous Phase 2a trial.

The NK trial, a smaller study in an orphan population, has enrolled eleven patients thus far, and has three additional patients being screened with a goal of forty-six. Of the eight original clinical sites for the study, six are enrolling patients, one has yet to receive IRB approval to begin enrolling patients, and one was unable to consummate a clinical contract with ReGenTree. ReGenTree is adding four additional sites and has retained a specialized recruitment center to accelerate patient enrollment.

Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx.

Lee's Pharmaceutical Ltd. (“Lee’s”), RegeneRx's licensee in China, Hong Kong, Macau and Taiwan, previously received notice from China's FDA (“CFDA”) declining its investigational new drug (“IND”) application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, this year, the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not been informed of a projected starting date for Phase 2 trials but expect it sometime in mid-2017.

GtreeBNT, RegeneRx's licensee in Korea, Australia, Japan and a number of other countries in Asia, filed an IND with the Korean Ministry of Food and Drug Safety to conduct a Phase 2/3 study with RGN-259 in patients with dry eye syndrome and in July 2015 received approval to conduct the trial. GtreeBNT has recently informed us that it believes marketing approval in the U.S. will allow expedited marketing in Korea, possibly without the need for a clinical trial.

We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Regarding the EU, our goal is to wait until the results are obtained from the current ophthalmic clinical trials before licensing or developing RGN-259 in that territory. If successful, this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates with multiple clinical trials started in 2015 and an additional Phase 3 trial that began in Q3 2016. We will need additional funds to continue operations during the fourth quarter of 2017 as well as substantial additional funds in order to significantly advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital by exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our company or certain of our intellectual property rights.

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

To achieve profitability, we, and/or a partner, must successfully conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market those pharmaceuticals we wish to commercialize. The time required to reach profitability is highly uncertain, and there can be no assurance that we will be able to achieve sustained profitability, if at all.

Basis of Presentation.

The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the SEC, for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The accounting policies underlying our unaudited interim financial statements are consistent with those underlying our audited annual financial statements. These unaudited interim financial statements should be read in conjunction with the audited annual financial statements as of and for the year ended December 31, 2015, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”).

The accompanying December 31, 2015 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or any other future period.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”).

Use of Estimates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period, and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for fair value measurements in connection with derivative liabilities, clinical trial accruals and share-based arrangements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

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

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, hawse have issued financial instruments including warrants that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. In certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. In other instances these instruments are classified as equity instruments in our financial statements.

The fair value of derivatives is estimated using either the Black-Scholes option pricing model or a Monte Carlo simulation model depending on facts pertaining to the derivative liability. Both option pricing models utilize a series of inputs and assumptions to arrive at a fair value at the date of inception and each reporting period. Some of the key assumptions include the likelihood of future financing, stock price volatility and discount rates. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our operating results reflect the volatility in these estimates and assumption changes in each reporting period.

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

Variable Interest Entities.

We have determined that the Joint Venture is a “variable interest entity”, since the total equity investment at risk is not sufficient to permit the Joint Venture to finance its activities without additional subordinated financial support. Further, because of GtreeBNT’s majority equity stake in the Joint Venture, voting control, control of the board of directors, and substantive management rights, and given that we do not have the power to direct the Joint Venture’s activities that most significantly impact its economic performance, we have determined that it is not the primary beneficiary of the Joint Venture and, therefore, is not required to consolidate the Joint Venture. We report our equity stake in the Joint Venture using the equity method of accounting because, while it does not control the Joint Venture, we can exert significant influence over the Joint Venture’s activities by virtue of its board representation.

Because we are not obligated to fund the Joint Venture, and has not provided any financial support and has no commitment to provide financial support in the future to the Joint Venture, the carrying value of its investment in the Joint Venture is zero. As a result, we are not recognizing our share (49%) of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point we will reduce its share of the Joint Venture’s net income by its share of previously suspended net losses. As of September 30, 2016, because it has not provided any financial support, we have has no financial exposure as a result of its variable interest in the Joint Venture.

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

Cost of Preclinical Studies and Clinical Trials.

We accrue estimated costs for preclinical studies based on estimates of work performed. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs based on clinical data collection and management are recognized based on estimates of unbilled goods and services received in the reporting period. We monitor the progress of the trials and their related activities and adjust the accruals accordingly. Adjustments to accruals are charged to expense in the period in which the facts that give rise to the adjustments become known. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

Recent Accounting Pronouncements.

In August 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued.  The standard is effective for reporting year ending December 31, 2016 and early adoption is not permitted. We are currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. In July 2015, the FASB delayed the effective date of this standard by one year. The new standard will be effective for the Company’s reporting year beginning on January 1, 2018, and early adoption of the standard as of January 1, 2017 is permitted. In March 2016, the FASB issued an accounting standard update to clarify the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued an accounting standard update to clarify the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  In May 2016, the FASB issued an accounting standard update to clarify guidance in certain areas and add some practical expedients to the guidance.  The amendments in these 2016 updates do not change the core principle of the previously issued guidance in May 2014. We are currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities. The accounting standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.  In addition, it includes a clarification related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We are currently evaluating the impact, if any, that the pronouncement will have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. ASU 2016-02 also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption is permitted. We have determined that the adoption of ASU 2016-02 will currently have no significant impact on its financial statements.

In March 2016, the FASB issued ASU 2016-07, Equity Method and Joint Ventures, which affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership or degree of influence.   ASU 2016-07 is effective for us beginning on January 1, 2017, early adoption is permitted.  We are currently evaluating the effect this ASU will have on its financial statements.

In March 2016, the FASB issued an accounting standard update which simplified several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. We are currently evaluating the effect that the adoption of this ASU will have on its financial statements.

2.	Net Income (loss) per Common Share

Basic net income (loss) per common share for the three and nine month periods ended September 30, 2016 and 2015, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Diluted income (loss) per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the reporting period. The potentially dilutive securities include 27,103,956 shares and 22,556,951 shares in 2016 and 2015, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants. For the three month period ended September 30, 2016, 20,702,657 dilutive securities related to convertible debt, options and warrants were included in the diluted earnings per share calculation.

3.	Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model and amortize that cost over the expected term of the grant. We recognized $66,358 and $45,209 in stock-based compensation expense for the three months ended September 30, 2016 and 2015 and $289,220 and $183,207 for the nine months ended September 30, 2016 and 2015, respectively. We expect to recognize the compensation cost related to non-vested options as of September 30, 2016 of $464,760 over the weighted average remaining recognition period of 1.1 years.

We used the following forward-looking range of assumptions to value the 940,000 stock options granted to employees, consultants and directors during the nine months ended September 30, 2016 and the 1,635,000 stock options granted to employees, consultants and directors during the nine months ended September 30, 2015:

	2016	2015

Dividend yield	0.0%	0.0%
Risk-free rate of return	1.41%	1.53-1.63%
Expected life in years	4.5 - 7	4.5 - 4.75
Volatility	87-95%	92-94%
Forfeiture rate	2.6%	2.6%

4.	Income Taxes

As of September 30, 2016, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions were not settled as of January 1, 2016; no changes in settled tax years have occurred through September 30, 2016. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

Level 3 — Unobservable inputs.

As of September 30, 2016 and 2015, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $1,061,000 and $660,000, respectively, using Level 1 inputs. Our September 30, 2016 and December 31, 2015 balance sheets reflect qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued in March, July and September of 2013 and January 2014 (see Note 6). Our September 30, 2016 balance sheet also reflects qualifying liabilities related to the issuance of common stock and warrants in our 2016 Offering. Certain price protection anti-dilution features of the Securities Purchase Agreement and Warrants were determined to be embedded derivatives. An independent valuation expert calculated the fair value of the embedded derivatives using a complex, customized Monte Carlo simulation model suitable to value path dependent American options. We evaluated the derivative liability embedded in the series of convertible notes to determine if an adjustment to the carrying value of the liability was required at September 30, 2016 using the following assumptions.

					2016 Offering	2016 Offering
	March 2013	July 2013	Sept 2013	Jan 2014	Warrants	Shares

Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Risk-free rate of return	0.59%	0.75%	0.75%	0.75%	1.14%	1.14%
Expected life in years	1.5	1.75	1.95	2.25	5.25	0.84
Volatility	87.6%	86.1%	82.9%	81.2%	80.0%	80.0%

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the 3 month period ended September 30, 2016, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at			Balance at
	June 30,	New	Change in	September 30,
	2016	Issuances	Fair Values	2016

Level 3 -
Derivative liabilities from:
Conversion features
March 2013	$1,500,000	$-	$(300,000)	$1,200,000
July 2013	666,667	-	(133,333)	533,334
September 2013	2,140,000	-	(428,000)	1,712,000
January 2014	385,003	-	(82,500)	302,503
Anti-dilution Protection
2016 Offering shares	60,000	-	40,000	100,000
2016 Offering warrants	1,570,000	-	(380,000)	1,190,000
Derivative instruments	$6,321,670	$-	$(1,283,833)	$5,037,837

6.	Convertible Notes

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

In connection with the issuance of the 2012 Notes we also issued warrants to each note holder. The warrants are exercisable for an aggregate of 400,000 shares of common stock with an exercise price of fifteen cents ($0.15) per share for a period of five years. The relative fair value of the warrants issued is $27,097, calculated using the Black-Scholes-Merton valuation model value of $0.07 with an expected and contractual life of 5 years, an assumed volatility of 74.36%, and a risk-free interest rate of 0.77%. The warrants were recorded as additional paid-in capital and a discount on the 2012 Notes of $27,097. Non-cash interest expense related to the debt discount during the three and nine months ended September 30, 2016 totaled $3,782 and $11,258, respectively.

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

The Company has evaluated the terms of the March 2013 Notes which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the March 2013 Notes.  The adjustment would reduce the conversion price of the March 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related March 2013 Notes have been settled. The bifurcated liability of $225,000 was recorded on the date of issuance which resulted in a residual debt value of $0.  The discount related to the embedded feature will be accreted back to debt through the maturity of the March 2013 Notes.

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

The Company has evaluated the terms of the September 2013 Notes which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the September 2013 Notes.  The adjustment would reduce the conversion price of the September 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related September 2013 Notes have been settled.  The bifurcated liability of $267,500 was recorded on the date of issuance which resulted in a residual debt value of $53,500. The discount related to the embedded feature will be accreted back to debt through the maturity of the September 2013 Notes.

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

The Company has evaluated the terms of the January 2014 Notes which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the January 2014 Notes.  The adjustment would reduce the conversion price of the January 2014 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related January 2014 Notes have been settled.  The bifurcated liability of $55,000 was recorded on the date of issuance which resulted in a residual debt value of $0. The discount related to the embedded feature will be accreted back to debt through the maturity of the January 2014 Notes.

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

2012 Notes	$3,782	$3,778	$11,258	$11,482

March 2013 Notes	14,178	14,178	42,226	42,072

July 2013 Notes	4,621	4,624	13,763	13,712

September 2013 Notes	17,530	17,530	52,210	52,020

January 2014 Notes	3,466	3,466	10,322	10,021

Total	$43,577	$43,576	$129,779	$129,307

The fair value of the derivative liability is as follows:

	September 30, 2016	December 31, 2015

March 2013 Notes	$1,200,000	$1,500,000

July 2013 Notes	533,334	666,667

September 2013 Notes	1,712,000	2,140,000

January 2014 Notes	302,503	366,669

Warrant liability	1,190,000	-

Rights liability	100,000	-

Total fair value of derivative liability	$5,037,837	$4,673,336

The change in fair value of derivative liability is as follows:

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

March 2013 Notes	$(300,000)	$225,000	$(300,000)	$1,012,500

July 2013 Notes	(133,333)	100,000	(133,333)	450,000

September 2013 Notes	(428,000)	321,000	(428,000)	1,444,500

January 2014 Notes	(82,500)	55,000	(64,166)	247,500

Warrant liability	(380,000)	-	(380,000)	-

Rights liability	40,000	-	40,000	-

Total change in fair value of derivative	$(1,283,833)	$701,000	$(1,265,499)	$3,154,500

7.	License agreement

Joint Venture Agreement with GtreeBNT

On January 28, 2015, the Company entered into the Joint Venture Agreement with GtreeBNT, a shareholder in the Company. The Joint Venture Agreement provides for the creation of the Joint Venture, jointly owned by the Company and GtreeBNT, which is commercializing RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States and Canada.

GtreeBNT is solely responsible for funding all the product development and commercialization efforts of the Joint Venture. GtreeBNT made an initial contribution of $3 million in cash and received an initial equity stake of 51%. RegeneRx’s ownership interest in ReGenTree was reduced to 42% when the Clinical Study Report was filed for the Phase 2/3 dry eye clinical trial. Based on when, and if, certain additional development milestones are achieved in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon approval of an NDA for DES in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event ReGenTree is acquired or there is a change of control that occurs following achievement of an NDA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties. The Company is not required or otherwise obligated to provide financial support to the Joint Venture.

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

On June 27, 2016, we entered into a Securities Purchase Agreement with Sabby (“SPA”) pursuant to which we agreed to sell, and the purchasers agreed to purchase, an aggregate of 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock, which we refer to as the 2016 Offering, and in conjunction with the closing of such transaction we issued warrants to purchase 257,353 shares of common stock to our placement agent.

The SPA contains customary representations, warranties and covenants by the Company and the purchasers. In addition, the SPA provides that each purchaser has a right, subject to certain exceptions described in the agreement, to participate in future issuances of equity and debt securities by us for a period of 12 months following the effective date of this registration statement, and certain price protections that provide for the grant of additional shares of common stock if we sell shares for less than $0.34 per share (the purchase price in the 2016 Offering) during such 12-month period. Moreover, we agreed, subject to certain exceptions, not to sell or announce the sale of our securities for five months from the effective date of this registration statement.

The Company evaluated various features of the SPA and Warrant Agreements issued in the offering. The SPA includes certain embedded features that have to be evaluated under the guidance in ASC 815, Derivatives and Hedging, including a “right” to receive additional shares of common shares for no further consideration, and is a form of non-standard “down-round” anti-dilution protection. The “right” was determined to be a “stand alone” derivative and also is considered an “embedded derivative”, the “right” was required to be bifurcated from the host instrument and accounted for as a mark-to-market derivative liability until it lapses.

The investor warrants contain “non-standard” adjustments (down-round anti-dilution protection) for 12 months following issuance. The Company determined that the warrants contain certain embedded features that have to be evaluated under the guidance in ASC 815 and determined that they are also “embedded derivatives” that require bifurcation and are to be accounted for as a mark-to-market derivative liability until it lapses.

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

Current Clinical Status

On January 28, 2015, we announced that we had entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with GtreeBNT Co., Ltd., a Korean pharmaceutical company (“GtreeBNT”) and shareholder of the Company. The Joint Venture Agreement provides for the creation of an entity, ReGenTree, LLC (the “Joint Venture” or “ReGenTree”), jointly owned by us and GtreeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. GtreeBNT will be responsible for funding all product development and commercialization efforts, and holds a majority interest of ReGenTree that varies depending on development milestones achieved and eventual commercialization path, if successful. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We received a total of $1 million in two tranches under the terms of the License Agreement. The first tranche of $500,000 was received in March 2015 and a second in the amount of $500,000, was received in September 2015. On April 6, 2016, we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment, the territorial rights were expanded to include Canada. We are also entitled to royalties as a percentage of net sales ranging from the single digits to the low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats of ReGenTree and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent.

Our initial ownership interest in ReGenTree was 49% and has been reduced to 42% after filing of the final clinical study report with the FDA for the Phase 2/3 trial for Dry Eye Syndrome completed earlier in 2016. Based on when, and if, ReGenTree achieves certain additional development milestones in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon FDA approval of an NDA for Dry Eye Syndrome in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event ReGenTree is acquired, or a change of control occurs following achievement of an NDA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties.

In September 2015, ReGenTree began a Phase 2/3 clinical trial in patients with dry eye syndrome (“DES”) and a Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. In May 2016, we reported the results of the 317-patient Phase 2/3 trial. In the trial, RGN-259 demonstrated statistically significant improvements in both signs and symptoms of dry eye with 0.05% and 0.1% RGN-259 compared to placebo in a dose dependent manner during a 28-day dosing period. While the primary outcome measures were not met, several key related pre-specified endpoints and subgroups of patients with more severe dry eye showed statistically significant treatment effects. These results confirm the findings from the previous Phase 2 trial providing clear direction for the clinical regulatory pathway and remaining registration trials for RGN-259.

The NK trial, a smaller study in an orphan population, has enrolled eleven patients thus far, and has three additional patients being screened, with a goal of forty-six. Of the eight original clinical sites for the study, six are enrolling patients, one has yet to receive IRB approval to begin enrolling patients, and one was unable to consummate a clinical contract with ReGenTree. ReGenTree is adding four additional sites and has retained a specialized recruitment center to accelerate patient enrollment.

Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until the results are obtained from the current ophthalmic clinical trials before moving into the EU with RGN-259. If successful, this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

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

We will need additional funds to continue operations beyond the fourth quarter of 2017 and will require substantial capital if we wish to internally advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, government grants, or the sale of our company or certain of our intellectual property rights.

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

Strategic Partnerships

Lee’s Pharmaceuticals. In July 2012, we entered into a License Agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s previously filed an investigational new drug application IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's subsequently informed us that it received notice from China's FDA (CFDA) declining its investigational new drug (IND) application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, this year, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not been informed of a projected starting date for Phase 2 trials but expect it to be sometime in mid-2017.

GtreeBNT. In March 2014, we entered into a License Agreement with GtreeBNT for the license of RGN-259. GtreeBNT licensed certain development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan). GtreeBNT is currently our second largest shareholder. GtreeBNT filed an IND with the Korean Ministry of Food and Drug Safety to conduct a Phase 2/3 study with RGN-259 in patients with dry eye syndrome and in July 2015 received approval to conduct the trial. GtreeBNT has recently informed us that it believes marketing approval in the U.S. will allow expedited marketing in Korea, possibly without the need for a clinical trial.

U.S. Joint Venture (ReGenTree, LLC). On January 28, 2015, we announced that we entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with GtreeBNT. The Joint Venture Agreement provides for the creation of an entity (the “Joint Venture” or “ReGenTree”), owned by us and GtreeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States. GtreeBNT is responsible for funding product development and commercialization efforts and holds a majority interest of ReGenTree. RegeneRx possesses one of three board seats and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. On April 6, 2016 we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment the territorial rights were expanded to include Canada.

Our initial ownership interest in ReGenTree was 49% and has been reduced to 42% after filing of the final clinical study report with the FDA for the Phase 2/3 trial for Dry Eye Syndrome completed earlier in 2016. Based on when, and if, ReGenTree achieves certain additional development milestones in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon FDA approval of an NDA for Dry Eye Syndrome in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event the ReGenTree entity is acquired or there is a change of control that occurs following achievement of an NDA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties.

In September 2015, ReGenTree began a multi-centered, randomized, double-masked Phase 2/3 clinical trial in patients with dry eye syndrome (“DES”) and a multi-centered, randomized, double-masked Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. The DES trial has completed full enrollment, treatment and follow-up of all patients. Data from the DES trial was released in early May.

The study, which enrolled 317 subjects, tested two doses of RGN-259 eye drops containing 0.05% and 0.1% concentrations of the Tβ4 four times daily for 28 days vs. placebo. On Day 29, following the 28th day of dosing, patients were subject to the Controlled Adverse Environment (CAE) challenge. Co-primary endpoints were total corneal fluorescein staining score change on Day 29 day pre-CAE and post-CAE (sign) and total ocular discomfort score change on Day 29 pre-CAE and post-CAE (symptom). Although the co-primary endpoints were not met, we demonstrated RGN-259’s protective efficacy in improving signs and symptoms of dry eye syndrome in specific patient populations, which is in line with the results observed in the previous Phase 2a trial. Importantly, we identified approvable sign and symptom endpoints, which were met with statistical significance. RGN-259 was safe and well-tolerated and comfortable for the patients with no irritation upon instillation. There were no significant drug-related adverse events for both concentrations. The safety profile is consistent with that observed in the previous Phase 2a trial, which had a twice daily instillation regimen. The FDA approved ReGenTree’s Phase 3 protocol for DES in late summer and we initiated a second Phase 3 trial that has begun enrolling approximately 500 patients

The NK trial, a smaller study in an orphan population, has enrolled eleven patients thus far, and has three additional patients being screened, with a goal of forty-six. Of the eight original clinical sites for the study, six are enrolling patients, one has yet to receive IRB approval to begin enrolling patients, and one was unable to consummate a clinical contract with ReGenTree. ReGenTree is adding four additional sites and has retained a specialized recruitment center to accelerate patient enrollment.

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

Our initial ownership interest in ReGenTree was 49% and has been reduced to 42% upon filing of the final clinical study report with the FDA for the Phase 2b trial for Dry Eye Syndrome completed earlier in 2016. Based on when, and if, ReGenTree achieves certain additional development milestones in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon FDA approval of an NDA for Dry Eye Syndrome in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event the ReGenTree entity is acquired or there is a change of control that occurs following achievement of an NDA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties.

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

Results of Operations

Comparison of the three months ended September 30, 2016 and 2015

Revenues. For the three months ended September 30, 2016, we recorded revenue in the amount of $12,706 which reflects the amortization of the upfront license fees over the life of the ReGenTree License Agreement and related amendments of 25 years. For the three months ended September 30, 2015, we recorded revenue in the amount of $5,510 which reflects the amortization of the upfront license fee over the life of the ReGenTree License Agreement of 25 years. The increase in revenue for the 2016 period reflects the amortization of the two $500,000 payment we received under the original joint venture license agreement as well as the $250,000 payment we received for the expansion of the territorial rights to include Canada.

R&D Expenses. For the three months ended September 30, 2016, our R&D expenses were aligned with the same period of 2015 increasing by approximately $1,000, or 3%, to $50,000 from $49,000 for the same period in 2015. Changes between the 2016 and 2015 periods are reflected in License fees (decrease of $4,000), insurance (decrease of $2,000) and R&D consulting (decrease of $3,000) offset by an increase in stock option compensation (increase of $10,000). We expect our R&D expenses will remain at low levels unless we decide to reinitiate internal R&D efforts for our unpartnered programs.

G&A Expenses. For the three months ended September 30, 2016, our G&A expenses were also aligned with the expenses of the same period in 2015, decreased by approximately $1,000, or less than 1%, to $341,000, from $342,000 for the same period in 2015. Changes between the 2016 and 2015 periods are increases in professional services ($8,000) and insurance ($5,000) offset by decreases in travel & related of ($7,000) and investor relation services of ($6,000). We believe that our G&A expenses will remain at current levels as we wait for data from the upcoming clinical trials being conducted by our partners. If we enter into additional partnerships or other business transactions we will incur additional legal and transaction related expenses.

Net Loss. Our Statement of Operations reflects net income of $861,677 for the quarter ended September 30, 2016, as opposed to a net loss of $1,129,552 recorded in the quarter ended September 30, 2015. In the 2016 period, the income resulted primarily from our evaluation of the derivative liability associated with the conversion feature of the debt instruments issued by the Company from March 2013 through January 2014 as well as the value of the investor rights associated with the 2016 Offering. The value of the conversion features of the notes and the investor rights are indexed to the share price of our common stock and increases as our share price increases and decreases as our share price decreases. The share price of our common stock decreased from $0.46 on June 30, 2016 to $0.38 on September 30, 2016, which resulted in a decrease in the fair value of our convertible debt derivative component and the 2016 Offering investor rights and resulted in the recording of an unrealized gain of approximately $1,284,000 for the three months ended September 30, 2016. In the prior year period the share price of our common stock increased from $0.36 on June 30, 2015 to $0.42 on September 30, 2015, which resulted in an increase in the fair value of our convertible debt derivative component and the recording increase in fair value of $701,000 for the three months ended September 30, 2015.

Comparison of the nine months ended September 30, 2016 and 2015

Revenues. For the nine months ended September 30, 2016, we recorded revenue in the amount of $80,602, which reflects the amortization of the upfront license fee over the life of the ReGenTree license agreement of 25 years. For the nine months ended September 30, 2015, we recorded revenue in the amount of $50,510, $40,000 of this revenue related to the sale of unformulated Tß4 to GtreeBNT for use in their product development work in Korea. There were no associated costs with this transaction as the cost of Tß4 had been expensed in a prior period. We also recorded revenue in the amount of $10,510 which reflects the amortization of the upfront license fee over the life of the ReGenTree license agreement of 25 years. The increase in revenue for the 2016 period reflects the amortization of the two $500,000 payment we received under the original joint venture license agreement as well as the $250,000 payment we received for the expansion of the territorial rights to include Canada.

R&D Expenses. For the nine months ended September 30, 2016, our R&D expenses increased by approximately $51,000, or 31% to $213,000 from $162,000 for the same period in 2015. The increase is attributable to the level of stock option compensation recognized in the nine month period which represents a $75,000 increase versus the prior year period. This was partially offset by decreases from 2015 insurance (decrease of $10,000), R&D consulting (decrease of $10,000) and License fees (decrease of $4,000). We expect our R&D expenses will remain at low levels unless we decide to reinitiate internal R&D efforts for our unpartnered programs.

G&A Expenses. For the nine months ended September 30, 2016, our G&A expenses decreased by approximately $19,000, or 2%, to $1,196,000 from $1,215,000 for the same period in 2015. Decreases are reflected in professional services ($243,000) and travel and related ($31,000) and personnel ($3,000). These decreases were partially offset by increases in insurance ($17,000), miscellaneous ($4,000), stock option expense ($31,000) and offering expenses related to our 2016 Offering of approximately ($214,000). The significant decrease in professional services reflects the absence of the legal costs incurred in association with completing the ReGenTree joint venture agreement in 2015. We believe that our G&A expenses, net of offering expenses, will remain at current levels as we wait for data from the upcoming clinical trials being conducted by our partners. If we enter into additional partnerships or other business transactions we will incur additional legal and transaction related expenses.

Net Loss. We incurred a net loss of $192,927 for the nine months ended September 30. 2016, a decrease from the net loss of $4,610,253 recorded in the nine months ended September, 2015. The 2016 net loss reflects the change in the value of the conversion feature related to the derivative liability related to our convertible debt as well as the reduction of the value of the investor rights associated with the 2016 Offering. The total decrease in the value of the derivative liabilities for the nine month period ending September 30, 2016 was $1,265,499. For the same period in 2015 a significant portion of the net loss resulted from an increase in the value of the derivative liabilities pursuant to our evaluation of the derivative liability associated with the conversion feature of the debt instruments issued by the Company from March 2013 through January 2014. The value of this conversion feature is indexed to the share price of our common stock and increases as our share price increases and decreases as our share price decreases. The share price of our common stock decreased from $0.44 on December 31, 2015 to $0.38 on September 30, 2016, which resulted in a decrease in the fair value of our derivative liabilities and the recording of an unrealized gain of $1,265,499 for the nine months ended September 30, 2016. In the prior year period the share price of our common stock increased from $0.14 on December 31, 2014 to $0.42 on September 30, 2015, which resulted in an increase in the fair value of our convertible debt derivative component and the recording of an unrealized loss of $3,154,500 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Overview

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. In addition, we have primarily financed our operations through the equity or issuance of debt including the sale of a series of convertible promissory notes through private placements with accredited investors and the March and August 2014 private placements of common stock with GtreeBNT as well as our entry into the ReGenTree joint venture in early 2015. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2015 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.

We had cash and cash equivalents of $1,061,374 at September 30, 2016. This amount primarily reflects the net proceeds of our 2016 Offering of approximately $1,520,000. Our current cash and cash equivalents should fund our planned operations into the fourth quarter of 2017. This estimate also does not include receipt of any funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Nine Months Ended September 30, 2016 and 2015

Net cash used in operating activities was approximately $776,000 for the nine months ended September 30, 2016 compared to approximately $183,000 used in operating activities for the nine months ended September 30, 2015. In June 2016 we received net proceeds of approximately $1,520,000 from our 2016 Offering. In 2015 we received $500,000 which was classified as unearned revenue from ReGenTree pursuant to the license agreement with ReGenTree, our joint venture, which served to reduce the net cash used in operations.

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

Our current capital resources are only sufficient to fund operations into the fourth quarter of 2017. A sale of common stock and warrants, a convertible instrument or additional partnering of licensed rights are possible sources of operating capital in the future.

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

In June 2014, we consolidated our office space and amended our lease agreement for the reduced space. The new lease commitment is for 36 months and our rental payments for this period will be approximately $4,500 per month.

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings in addition to a series of five convertible debt placements from October 2012 to January 2014. Most recently, on June 27, 2016, we entered into a Securities Purchase Agreement with Sabby Healthcare Master Fund, Ltd., and Sabby Volatility Warrant Master Fund, Ltd., pursuant to which we agreed to sell, and the purchasers agreed to purchase, an aggregate of 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock, which we refer to as the 2016 Offering. We received approximately $1,520,000 in net proceeds from the 2016 Offering and have resources to fund our planned operations into the fourth quarter of 2017. We believe our current capital resources will fund our operations into the fourth quarter of 2017. On January 28, 2015, we announced that we had entered into a Joint Venture Agreement with GtreeBNT, a shareholder of the Company. The Joint Venture Agreement provides for the creation of an entity, ReGenTree, LLC, jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. On April 28, 2016 the license agreement with ReGenTree was amended to expand the territory to include Canada. GtreeBNT is responsible for funding all product development and commercialization efforts.

RegeneRx’s initial ownership interest in ReGenTree was 49% and has been reduced to 42% when the clinical study report was filed with the FDA for the Phase 3 dry eye clinical trial. Based on when, and if, certain additional development milestones are achieved in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon approval of an NDA for Dry Eye Syndrome in the U.S. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We received a total of $1,000,000 in two tranches under the terms of the License Agreement. The first tranche of $500,000 was received in March 2015 and a second in the amount of $500,000 was received in September 2015. On April 6, 2016, we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment the territorial rights were expanded to include Canada.

We are also entitled to royalties as a percentage of net sales ranging from the single digits to the low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. In the event the ReGenTree entity is acquired or there is a change of control that occurs following achievement of an NDA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties. RegeneRx possesses one of three board seats and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Licensing Agreements

As noted above, we have entered into two strategic agreements with GtreeBNT. GtreeBNT licensed the development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan) while also licensing the development and commercialization rights for RGN-137 in the U.S. In January 2015,we entered into a joint venture and licensing agreement with GtreeBNT that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratitis in the United States, as well as any other indications within the field of ophthalmology. The license agreements provide for the opportunity for us to receive milestone payments upon specified commercial events and royalty payments in connection with any commercial sales of the licensed products in the respective territories. However, there are no assurances that we will be able to attain any such milestones or generate any such royalty payments under the agreements.

We have a license agreement with Sigma-Tau/Alfa Wassermann that provides the opportunity for us to receive milestone payments upon specified events and royalty payments in connection with commercial sales of Tß4 for certain medical indications in Europe. However, we have not received any milestone payments to date, and there can be no assurance that we will be able to attain such milestones and generate any such payments under the agreement.

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

Government Grants

We have pursued, and continue to pursue, government funding for both RGN-259 and RGN-352. We are not currently receiving funding under a Government Grant.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2016, these cash equivalents were approximately $1,061,000. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of September 30, 2016, the change in fair value of our financial instruments would not have been material.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based upon this evaluation, management has concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Our failure to successfully address our long-term liquidity requirements would have a material negative impact on our business, including the possibility of surrendering our rights to some technologies or product opportunities, delaying our clinical trials or ceasing our operations. At this time we estimate that our existing capital resources will fund operations into the fourth quarter of 2017.

We have incurred losses since inception and expect to incur significant losses in the foreseeable future and may never become profitable.

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of September 30, 2016, our accumulated deficit totaled approximately $105 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, we completed the sale of common stock and warrants to institutional investors and received net proceeds of approximately $1,520,000 and we estimate that our existing capital resources will fund our operations into the fourth quarter of 2017.

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

For the period from January 1, 2015 through November 11, 2016 the closing price of our common stock has ranged from $0.13 to $0.75, with an average daily trading volume of approximately 66,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

As of September 30, 2016, there were outstanding options to purchase an aggregate of 7,616,211 shares of our common stock under our 2000 and 2010 incentive equity plans at exercise prices ranging from $0.14 per share to $2.50 per share and outstanding warrants to purchase 5,804,412 shares of our common stock at a weighted average exercise price of $0.48 per share. In addition to the outstanding options and warrants we have also issued five series of convertible promissory notes which are presently convertible into an aggregate of 13,683,333 shares of our common stock. In October 2012, we sold convertible promissory notes totaling $300,000 that are convertible into 2,000,000 shares of common stock at a conversion price of $0.15 per share. In October 2014 the maturity date of these notes was extended for an additional three years. In 2013, we sold three additional series of convertible promissory notes, which notes totaled $646,000 and are initially convertible into 10,766,667 shares of common stock at a conversion price of $0.06 per share. In January 2014, we sold a fifth series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes issued in 2013 and January 2014 contain down round provisions under which the conversion prices of these notes could be decreased as a result of future equity offerings below the conversion price of the notes. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10.1	Amendment No. 2, dated as of April 28, 2016, to the License Agreement between the Company and ReGenTree, LLC, dated January 28, 2015, which is incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 10-Q (File No. 001-15070) (filed August 22, 2016).

10.2	Amendment No. 2, dated as of April May 11, 2016, to Joint Venture Agreement between the Company and GtreeBNT Co., Ltd. dated January 28, 2015, which is incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 10-Q (File No. 001-15070) (filed August 22, 2016).

10.3	Securities Purchase Agreement, dated as of June 27, 2016, by and among the Company and the Purchasers identified therein, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-15070) (filed July 1, 2016).

10.4	Registration Rights Agreement, dated as of June 27, 2016, by and among the Company and the Purchasers identified therein, which is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-15070) (filed July 1, 2016).

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2016 and 2015; (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (iv) Notes to Condensed financial statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: November 14, 2016	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)