Form 10-K
period 2016-12-31
REGENERX BIOPHARMACEUTICALS INC
filed 2017-03-29
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

As of June 30, 2016, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $24.6 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as quoted on the Over-the-Counter Bulletin Board, or the OTC Bulletin Board, on June 30, 2016.

The number of shares outstanding of the registrant’s common stock as of March 24, 2017 was 106,787,151.

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

Our initial ownership interest in ReGenTree was 49% which was reduced to 42% after filing of the final clinical study report with the FDA for the Phase 2/3 trial for Dry Eye Syndrome completed earlier in 2016. Based on when, and if, ReGenTree achieves certain additional development milestones in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon FDA approval of an NDA for Dry Eye Syndrome in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event ReGenTree is acquired, or a change of control occurs following achievement of an NDA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties.

In September 2015, ReGenTree began a Phase 2/3 clinical trial in patients with dry eye syndrome (“DES”) and a Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. In May 2016, we reported the results of the 317-patient Phase 2/3 trial. In the trial, RGN-259 demonstrated statistically significant improvements in both signs and symptoms of dry eye with 0.05% and 0.1% RGN-259 compared to placebo in a dose dependent manner during a 28-day dosing period. While the primary outcome measures were not met, several key related pre-specified endpoints and subgroups of patients with more severe dry eye showed statistically significant treatment effects. These results confirm the findings from the previous Phase 2 trial providing clear direction for the clinical regulatory pathway and remaining registration trials for RGN-259. The FDA approved ReGenTree’s Phase 3 protocol for DES in late summer 2016 and we initiated a second Phase 3 trial that has begun enrolling approximately 500 patients.

The NK trial, a smaller study in an orphan population, has enrolled twelve patients thus far, and has several additional patients being screened, with a goal of forty-six. There are currently ten clinical sites for the study, three of which joined in the past three months with several other sites expected in the future. ReGenTree has expanded its efforts to accelerate patient enrollment by offering incentives to each site based on numbers of enrollees as well as payments to referral sites.

In February 2017, our licensee for RGN-137, GtreeBNT, received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa (EB), a genetic disease that causes severe blistering of the skin and internal organs. The Phase 3 trial will be a randomized, multi-center, double-blind, placebo-controlled study to evaluate the efficacy and safety of RGN-137 topically administered to approximately 200 EB patients at clinical sites throughout the U.S., GtreeBNT will be sponsoring and funding the clinical trial, which is planned to begin in the third quarter of 2017.

Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, RGN-259 in the EU, and RGN-137, our dermal wound healing gel. Our goal is to wait until the results are obtained from the current ophthalmic clinical trials before moving into the EU with RGN-259. If successful, this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. To fund further development and clinical trials we have entered into a series of strategic partnerships under licensing and joint venture agreements (see “Strategic Partnerships” below) where our partners are responsible for advancing development of our product candidates with multiple clinical trials.

On June 27, 2016, we entered into a Securities Purchase Agreement (“SPA”) with Sabby Healthcare Master Fund, Ltd., and Sabby Volatility Warrant Master Fund, Ltd. (collectively, “Sabby”) pursuant to which we issued an aggregate of 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock, which we refer to as the 2016 Offering. We received net proceeds of approximately $1,520,000 from the offering which was projected to fund our operations at the current level for approximately 6 months beyond this report date. We will need to secure additional operating capital to continue operations beyond the third quarter of 2017. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital in 2017 and are evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets.

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

Strategic Partnerships

Lee’s Pharmaceuticals. In July 2012, we entered into a License Agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s previously filed an investigational new drug application IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's subsequently informed us that it received notice from China's FDA (CFDA) declining its investigational new drug (IND) application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not yet been informed of a projected starting date for Phase 2 trials but expect it to be sometime in mid-2017.

GtreeBNT. In March 2014, we entered into a License Agreement with GtreeBNT for the license of RGN-259. GtreeBNT licensed certain development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan). Separately, we licensed GtreeBNT the rights to RGN-137 for development in the U.S. where they are sponsoring a Phase 3 clinical trial planned to begin in the third quarter of 2017 in patients with epidermolysis bullolsa (EB). GtreeBNT is currently our second largest shareholder. GtreeBNT filed an IND with the Korean Ministry of Food and Drug Safety to conduct a Phase 2/3 study with RGN-259 in patients with dry eye syndrome and in July 2015 received approval to conduct the trial. In late 2016 GtreeBNT informed us that it believes marketing approval in the U.S. will allow expedited marketing in Korea, possibly without the need for a clinical trial.

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

In September 2015, ReGenTree began a multi-centered, randomized, double-masked Phase 2/3 clinical trial in patients with dry eye syndrome (“DES”) and a multi-centered, randomized, double-masked Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. The DES trial has completed full enrollment, treatment and follow-up of all patients. Data from the DES trial was released in early May 2016. The FDA approved ReGenTree’s Phase 3 protocol for DES in late summer 2016 and we initiated a second Phase 3 trial that has begun enrolling approximately 500 patients.

The NK trial, a smaller study in an orphan population, has enrolled twelve patients thus far, and has several additional patients being screened, with a goal of forty-six.

In February 2017, our licensee for RGN-137, GtreeBNT, received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa (EB), a genetic disease that causes severe blistering of the skin and internal organs. The Phase 3 trial will be a randomized, multi-center, double-blind, placebo-controlled study to evaluate the efficacy and safety of RGN-137 topically administered to approximately 200 EB patients at clinical sites throughout the U.S. GtreeBNT will be sponsoring and funding the clinical trial, which is planned to begin in the third quarter of 2017.

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

RGN-137

Clinical Development — Epidermolysis Bullosa (EB).  In 2005, we began enrolling patients in a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with EB. EB is a genetic disease of approximately 10 gene mutations that results in fragile skin and other epithelial structures (e.g., cornea and GI tract) that can blister spontaneously or separate at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. In severe cases, recurrent blistering and tissue loss may be life threatening. EB has been designated as an “orphan” indication by the FDA’s Office of Orphan Drugs. A portion of this trial was funded by a grant of $681,000 received from the FDA. In this randomized, double-blind, placebo-controlled, dose-response trial, nine U.S. clinical sites evaluated the safety, tolerability, and wound healing effectiveness of three different concentrations of RGN-137 compared to placebo. RGN-137 was applied topically to the skin, once daily for up to 56 consecutive days. We completed enrollment of 30 out of the original target of 36 patients and closed the Phase 2 trial in late 2011 as the availability of eligible patients had been exhausted. We submitted the final report to the FDA in 2014. In February 2017, our licensee for RGN-137, GtreeBNT, received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with EB. The Phase 3 trial will be a randomized, multi-center, double-blind, placebo-controlled study to evaluate the efficacy and safety of RGN-137 topically administered to approximately 200 EB patients at clinical sites throughout the U.S. GtreeBNT will be sponsoring and funding the clinical trial, which is planned to begin in the third quarter of 2017.

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

GtreeBNT. In March 2014, we entered into a License Agreement with GtreeBNT to license certain development and commercialization rights for RGN-137 in the U.S. In February 2017, GtreeBNT received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa, a genetic disease that causes severe blistering of the skin and internal organs. GtreeBNT will be sponsoring and funding the clinical trial, which is planned to begin in the third quarter of 2017.

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

Our initial ownership interest in ReGenTree was 49% which was reduced to 42% upon filing of the final clinical study report with the FDA for the Phase 2b trial for Dry Eye Syndrome completed earlier in 2016. Based on when, and if, ReGenTree achieves certain additional development milestones in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon FDA approval of an NDA for Dry Eye Syndrome in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event the ReGenTree entity is acquired or there is a change of control that occurs following achievement of an NDA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties.

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

RGN-137.   There are numerous companies developing new pharmaceutical products for wound healing and for EB, in particular. Products and therapies such as antibiotics, honey-based ointments, silver-based compounds and low frequency cavitational ultrasound are also used to treat certain types of dermal wounds. Moreover, dermal wound healing is a large and highly fragmented marketplace that includes numerous therapeutic products and medical devices for treating acute and chronic dermal wounds.

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

Intellectual Property

We hold worldwide patents and patent applications covering peptide compositions, uses and formulations related to dermal and ophthalmic indications and other organ and tissue repair activities, as well as for cosmetic and consumer product applications. In 2001, we entered into a license agreement with the NIH under which we received an exclusive worldwide license from the NIH for all claims within the scope of the NIH’s patent application, and any issued patents, covering the use of Tß4 as a tissue repair and regeneration factor. During 2007, patents were issued in Europe and the United States related to the original NIH patent application, which patents expire in July 2019. Corresponding patents have been granted in Hong Kong, Australia and China and certain other territories. The issued European patent was opposed by a third party at the European Patent Office and, in December 2009, we argued the case before the Opposition Division of the European Patent Office in Munich, Germany and prevailed with certain amendments to the claims. In exchange for the exclusive license, we agreed to make certain minimum royalty and milestone payments to the NIH. In 2013, we amended certain provisions of the exclusive license; we were permitted to credit amounts paid to prosecute or maintain the licensed patent rights during 2013 calendar year against the 2013 minimum annual royalty, reducing the minimum annual royalty beginning in 2014 to $2,000 and fixing the maximum sublicense participation fee. Through December 31, 2016, we have complied with all minimum royalty requirements and no milestone payments have been required under the agreement.

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

Material Agreements

National Institutes of Health

We have entered into a license agreement with NIH under which we are obligated to pay an annual minimum royalty of $2,000. In 2013 we amended certain provisions of the exclusive license; we were permitted to credit amounts paid to prosecute or maintain the licensed patent rights during 2013 calendar year against the 2013 minimum annual royalty. Beginning in 2014 the minimum annual royalty is $2,000. Additionally, we are obligated to pay the NIH a percentage of sales of qualifying product candidates, if any. There have been no such sales to date. Through December 31, 2016, we have complied with all minimum royalty requirements, and no milestone payments have been required under the agreement.

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

The license agreement with Defiante also contains future clinical and regulatory milestones in the licensed territory. If those milestones are attained, certain performance criteria regarding commercial registration and minimum annual royalties will be payable to us in each licensed country. The agreement does not prevent us from sublicensing the technology in countries outside the licensed territory and has no impact on any U.S. rights. RegeneRx may seek to reacquire the licensed rights back from Alfa Wassermann at some point in the future.

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

The two companies have discussed Lee’s development plans and we have continued to provide information as requested. Lee’s previously filed an investigational new drug application IND with the Chinese FDA (CFDA) to conduct begin phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. In 2015, the CFDA declined Lee’s IND because the clinical trial drug product (RGN-259) was manufactured by RegeneRx outside of China, which substantially affected the proposed start of the trial. The CFDA then reversed its ruling, which once again affected the proposed trial. Lee’s is in the process of preparing new documentation for the CFDA with the hope to initiate a Phase II clinical trial in patients with dry eye syndrome later this year.

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

Each license agreement contains diligence provisions that require the initiation of certain clinical trials within certain time periods that, if not met, would result in the loss of rights or exclusivity in certain countries. GtreeBNT will pay for all developmental costs associated with each product candidate. We will provide a certain limited amount of Tß4 to GtreeBNT at no charge for initial clinical trials in Korea, Japan and Australia for RGN-259 and in the U.S. for RGN-137 and will provide Tß4 to GtreeBNT for all other developmental and clinical work on a cost plus basis. We retain the manufacturing and supply rights for Tß4 in the respective Territories and the parties will negotiate in good faith an exclusive supply agreement for Tß4 as soon as practicable. We will also have the right to exclusively license any improvements made by GtreeBNT to our products outside of the licensed territory on a royalty-free basis.

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

GtreeBNT is solely responsible for funding all of the product development and commercialization efforts of ReGenTree. GtreeBNT made an initial contribution of $3 million in cash and received an initial equity stake of 51%. RegeneRx retains 49% ownership of ReGenTree. GtreeBNT’s equity stake may increase (and RegeneRx’s would proportionally decrease) upon ReGenTree achieving certain product development milestones (including receipt of a new drug application (“NDA”) by the U.S. FDA). GtreeBNT has subsequently funded the initial Phase 2b/3 and the ongoing Phase 3 U.S. clinical trials for dry eye syndrome and neurotrophic keratopathy, respectively.

Our initial ownership interest in ReGenTree was 49% and was reduced to 42% after filing of the final clinical study report with the FDA for the Phase 2/3 trial for Dry Eye Syndrome completed earlier in 2016. Based on when, and if, ReGenTree achieves certain additional development milestones in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon FDA approval of an NDA for Dry Eye Syndrome in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event the ReGenTree entity is acquired or there is a change of control that occurs following achievement of an NDA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital resources will only be sufficient to fund our operations beyond the third quarter of 2017.

On June 27, 2016, we entered into a SPA with Sabby pursuant to which we received net proceeds of approximately $1,520,000 from the offering which was projected to fund our operations at the current level for approximately 6 months beyond this report date. We will need to secure additional operating capital to continue operations beyond the third quarter of 2017. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital in 2017 and are evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets which may cause a reduction in the trading price of our common stock.

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

Our failure to successfully address our long-term liquidity requirements would have a material negative impact on our business, including the possibility of surrendering our rights to some technologies or product opportunities, delaying our clinical trials or ceasing our operations. At this time we estimate that our existing capital resources will fund operations for approximately 6 months beyond this report date. We will need to secure additional operating capital to continue operations beyond the third quarter of 2017..

We have incurred losses since inception and expect to incur significant losses in the foreseeable future and may never become profitable.

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of December 31, 2016, our accumulated deficit totaled approximately $105 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2016 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, we completed the sale of common stock and warrants to institutional investors and received net proceeds of approximately $1,520,000 and we estimate that our existing capital resources will fund our operations for approximately 6 months beyond this report date. We will need to secure additional operating capital to continue operations beyond the third quarter of 2017.. Therefore, we are seeking sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Our success will depend in part on our, or our partners’ ability to obtain, defend and enforce patents, both in the United States and abroad. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. As described elsewhere in this report, we currently do not have adequate financial resources to fund our ongoing business activities substantially beyond 12 months without additional funding. As a result of our current financial condition, we continuously evaluate our issued patents and patent applications and may decide to limit their therapeutic and/or geographic coverage in an effort to enhance our ability to focus on certain medical conditions and countries within our financial constraints. As a result, we may not be able to protect our intellectual property rights in indications and/or territories that we otherwise would, and, therefore, our ability to commercialize Tß4, if at all, could be substantially limited, which could have a material adverse impact on our future results of operations.

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

For the period from January 1, 2015 through March 24, 2017 the closing price of our common stock has ranged from $0.13 to $0.75, with an average daily trading volume of approximately 59,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our officers, directors and principal stockholders together control approximately 49.8% of our outstanding common stock. Included in this group is Sigma-Tau (merged with Alfa Wasserman S.p.A.) and its affiliates, which together hold outstanding shares representing approximately 28.1% of our outstanding common stock and GtreeBNT which owns approximately 18.3% of our outstanding common stock. These stockholders also hold options, warrants, convertible promissory notes and stock purchase rights that provide them with the right to acquire significantly more shares of common stock. Accordingly, if these stockholders acted together they could control the outcome of all stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

As of December 31, 2016, there were outstanding options to purchase an aggregate of 7,698,711 shares of our common stock under our 2000 and 2010 incentive equity plans at exercise prices ranging from $0.14 per share to $0.64 per share and outstanding warrants to purchase 5,804,412 shares of our common stock at a weighted average exercise price of $0.48 per share (warrants issued in 2016 offering include down round protection until August 3, 2017). In addition to the outstanding options and warrants we have also issued five series of convertible promissory notes which are presently convertible into an aggregate of 13,683,334 shares of our common stock. In October 2012, we sold convertible promissory notes totaling $300,000 that are convertible into 2,000,000 shares of common stock at a conversion price of $0.15 per share. In October 2014, the maturity date of these notes was extended for an additional three years. In 2013, we sold three additional series of convertible promissory notes, which notes totaled $646,000 and are initially convertible into 10,766,667 shares of common stock at a conversion price of $0.06 per share. In January 2014, we sold a fifth series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes issued in 2013 and January 2014 contain down round provisions under which the conversion prices of these notes could be decreased as a result of future equity offerings below the conversion price of the notes. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical and biotechnology companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If we experience this sort of volatility, we may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could hurt our business, operating results and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Rockville, Maryland where we lease office space. Beginning in June 2014 we consolidated our office space and amended our lease agreement for the reduced space. The lease arrangement was amended recently to include three additional years. We believe that our facilities are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek alternate or additional space as needed.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “RGRX.” Our common stock last traded at $0.31 on March 24, 2017.

The following table sets forth the high and low bid prices for our common stock, as reported by the OTC Bulletin Board, for the periods indicated. The quotations reported by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2016		2015
	High	Low	High	Low

First Quarter	$0.75	$0.37	$0.38	$0.13
Second Quarter	$0.75	$0.28	$0.60	$0.25
Third Quarter	$0.47	$0.32	$0.50	$0.32
Fourth Quarter	$0.40	$0.25	$0.45	$0.35

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

On June 27, 2016, we issued Sabby an aggregate of 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock. We received approximately $1,520,000 in net proceeds. The shares and warrants were registered on Form S-1 which was declared effective by the SEC on August 5, 2016.

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

Current Financial Circumstances

Our current capital resources will only be sufficient to fund operations for approximately 6 months beyond this report date. We will need to secure additional operating capital to continue operations beyond the third quarter of 2017..

Current Clinical Status

On January 28, 2015, we announced that we had entered into a Joint Venture Agreement with GtreeBNT a shareholder of the Company. ReGenTree, LLC was created under the Agreement and is jointly owned by us and GtreeBNT. ReGenTree intends to commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. GtreeBNT will be responsible for funding all product development and commercialization efforts, and holds a majority interest in ReGenTree that varies depending on development milestones achieved and eventual commercialization path, if successful. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We received a total of $1 million in two tranches under the terms of the License Agreement. The first tranche of $500,000 was received in March 2015 and a second in the amount of $500,000, was received in September 2015. On April 6, 2016, we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment, the territorial rights were expanded to include Canada.

In September 2015, ReGenTree began a Phase 2/3 clinical trial in patients with dry eye syndrome (“DES”) and a Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. In May 2016, we reported the results of the 317-patient Phase 2/3 trial. In the trial, RGN-259 demonstrated statistically significant improvements in both signs and symptoms of dry eye with 0.05% and 0.1% RGN-259 compared to placebo in a dose dependent manner during a 28-day dosing period. While the primary outcome measures were not met, several key related pre-specified endpoints and subgroups of patients with more severe dry eye showed statistically significant treatment effects. These results confirm the findings from the previous Phase 2 trial providing clear direction for the clinical regulatory pathway and remaining registration trials for RGN-259. The FDA approved ReGenTree’s Phase 3 protocol for DES in late summer 2016 and we initiated a second Phase 3 trial that has begun enrolling approximately 500 patients.

The NK trial, a smaller study in an orphan population, has enrolled twelve patients thus far, and has several additional patients being screened, with a goal of forty-six. There are currently ten clinical sites for the study, three of which joined in the past three months with several other sites expected in the future. ReGenTree has expanded its efforts to accelerate patient enrollment by offering incentives to each site based on numbers of enrollees as well as payments to referral sites.

In February 2017, our licensee for RGN-137, GtreeBNT, received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa (EB), a genetic disease that causes severe blistering of the skin and internal organs. The Phase 3 trial will be a randomized, multi-center, double-blind, placebo-controlled study to evaluate the efficacy and safety of RGN-137 topically administered to approximately 200 EB patients at clinical sites throughout the U.S. GtreeBNT will be sponsoring and funding the clinical trial, which is planned to begin in the third quarter of 2017.

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

Financial Operations Overview

We have never generated product revenues, and we do not expect to generate product revenues until the FDA approves one of our product candidates, if ever, and we begin marketing and selling it. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. To fund further development and clinical trials we have entered into a series of strategic partnerships under licensing and joint venture agreements (see Note 4 of our financial statements) where our partners are responsible for advancing development of our product candidates with multiple clinical trials.

We will need additional funds to continue operations beyond the third quarter of 2017 and will require substantial capital if we wish to internally advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, government grants, or the sale of our company or certain of our intellectual property rights.

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

Because the Company is not obligated to fund the Joint Venture, and has not provided any financial support and has no commitment to provide financial support in the future to the Joint Venture, the carrying value of its investment in the Joint Venture is zero. As a result, the Company is not recognizing its share of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point the Company will reduce its share of the Joint Venture’s net income by its share of previously suspended net losses. As of December 31, 2016, because it has not provided any financial support, the Company has no financial exposure as a result of its variable interest in the Joint Venture.

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

Results of Operations

Comparison of years ended December 31, 2016 and 2015

Revenues. For the year ended December 31, 2016, we recorded revenue in the amount of $93,308 versus $60,612 recorded for the year ended December 31, 2015. The increase in revenue for 2016 reflects the amortization over 25 years of the two $500,000 payments we received under the original joint venture license agreement as well as the $250,000 payment we received for the expansion of the territorial rights to include Canada in April 2016. The amount recorded in 2016 was $48,308 versus $20,612 in 2015. Both years reflect revenue related to the sale of unformulated Tß4 to GtreeBNT for use in their product development work in Korea. There were no associated costs with this transaction as the cost of Tß4 had been expensed in a prior period. Revenue recorded for these sales were approximately $45,000 and $40,000 in 2016 and 2015, respectively.

Expenses — Research and development. For the year ended December 31, 2016, our R&D expenditures increased by $34,000, or 17%, to $237,000, from approximately $203,000 in 2015. The increase is attributable to a small increase in R&D personnel costs (increase of $5,000) and the level of stock option compensation recognized for the year (increase of $44,000) versus the prior year. This was partially offset by decreases from 2015 for insurance (decrease of $11,000) and outside services (decrease of $4,000). We expect our R&D expenses will remain at low levels unless we decide to reinitiate internal R&D efforts for our unpartnered programs.

Expenses — General and administrative. For the year ended December 31, 2016, our G&A expenses decreased by approximately $37,000, or 2%, to $1,529,983 from $1,566,962 in 2015. Decreases in 2016 are a result of decreases in the cost of professional services ($291,000), travel and related expenses ($31,000), facility and related expenses ($5,000), investor relations ($7,000) and personnel costs ($5,000). These decreases were partially offset by increases in insurance ($21,000), stock option expense ($67,000) and offering expenses related to our 2016 Offering of approximately ($214,000) which represents the portion of transactional costs allocated to the liability-classified derivative financial instruments. The significant decrease in professional services reflects the absence of the legal costs incurred in association with completing the ReGenTree joint venture agreement in 2015. We believe that our G&A expenses, net of offering expenses, will remain at current levels as we wait for data from the upcoming clinical trials being conducted by our partners. If we enter into additional partnerships or other business transactions, including financings, we will incur additional legal and transaction related expenses.

Net Income and Net Loss. In 2016 we had net income of $229,125 versus a net loss of $5,270,433 in 2015. The 2016 net income reflects the change in the value of the conversion feature related to the derivative liability related to our convertible debt as well as the reduction of the value of the investor rights associated with the 2016 Offering. The total decrease in the value of the derivative liabilities for the year ended December 31, 2016 was $2,076,499. For 2015, a significant portion of the net loss resulted from an increase in the value of the derivative liabilities pursuant to our evaluation of the derivative liability associated with the conversion feature of the debt instruments issued by the Company from March 2013 through January 2014. The value of this conversion feature is indexed to the share price of our common stock and increases as our share price increases and decreases as our share price decreases. The share price of our common stock decreased from $0.44 on December 31, 2015 to $0.32 on December 31, 2016, which resulted in a decrease in the fair value of our derivative liabilities and the recording of a gain of $2,076,499 for 2016. In the prior year, the share price of our common stock increased from $0.14 on December 31, 2014 to $0.44 on December 31, 2015, which resulted in an increase in the fair value of our convertible debt derivative component and the recording of a loss of $3,388,166 for 2015. Losses from operations were approximately the same for 2016 and 2015, $1,674,019 and $1,709,535, respectively.

Liquidity and Capital Resources

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. In addition, we have primarily financed our operations through the equity or issuance of debt including the sale of a series of convertible promissory notes through private placements with accredited investors and the March and August 2014 private placements of common stock with GtreeBNT as well as our entry into the ReGenTree joint venture in early 2015. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2016 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of operating losses and dependence on future financing in order to meet our planned operating activities.

We had net income of $229,125 for the year ended December 31, 2016. We had cash and cash equivalents of $769,495 at December 31, 2016. This amount primarily reflects the net proceeds of our 2016 Offering of approximately $1,520,000. Our current cash and cash equivalents should fund our planned operations for approximately 6 months beyond this report date. We will need to secure additional operating capital to continue operations beyond the third quarter of 2017.. This estimate also does not include receipt of any funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Net Cash Used in Operating Activities. Net cash used in operating activities was $1,068,000 and $525,000 for the years ended December 31, 2016 and 2015, respectively. In 2015, our statement of cash flows reflects a net inflow of $979,000 related to payments received under the license agreement with the Joint Venture versus $202,000 from the same source in 2016. Other material items contributing to the increase in cash used in operating activities are change in fair value of derivative liability of $2,076,499, share-based compensation of $342,483 and offering costs of $214,229.

Net Cash Used in Investing Activities. We did not use any cash for investing activities in 2016. Net cash used in investing activities for 2015 was $1,000 for capital expenditures.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $1,520,000 and $0 for the years ended December 31, 2016 and 2015, respectively. In 2016, the cash provided by financing activities consisted of the proceeds from the 2016 Offering completed in June 2016.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, RegeneRx has active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for ophthalmic trials are, in general, relatively fast, as opposed to most other clinical efforts, top line data from the U.S. dry eye trial was released in early May and data from the NK study toward the end of 2017 or possibly later.

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

Our current capital resources are only sufficient to fund operations for approximately 6 months beyond this report date. We will need to secure additional operating capital to continue operations beyond the third quarter of 2017.. A sale of common stock and warrants, a convertible instrument or additional partnering of licensed rights are possible sources of operating capital in the future.

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

In June 2014, we consolidated our office space and amended our lease agreement for the reduced space. The lease commitment was for 36 months and has been extended for another three years and our rental payments for this period will be approximately $4,800 per month.

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings in addition to a series of five convertible debt placements from October 2012 to January 2014. Most recently, on June 27, 2016, we entered into a Securities Purchase Agreement with Sabby to which we agreed to sell, and the purchasers agreed to purchase, an aggregate of 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock, which we refer to as the 2016 Offering. We received approximately $1,520,000 in net proceeds from the 2016 Offering. We believe our current capital resources will fund our operations for approximately 6 months beyond this report date. We will need to secure additional operating capital to continue operations beyond the third quarter of 2017.. On January 28, 2015, we announced that we had entered into a Joint Venture Agreement with GtreeBNT, a shareholder of the Company. The Joint Venture Agreement provides for the creation of an entity, ReGenTree, LLC, jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. On April 28, 2016 the license agreement with ReGenTree was amended to expand the territory to include Canada. GtreeBNT is responsible for funding all product development and commercialization efforts.

RegeneRx’s initial ownership interest in ReGenTree was 49% and was reduced to 42% when the clinical study report was filed with the FDA for the Phase 3 dry eye clinical trial. Based on when, and if, certain additional development milestones are achieved in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon approval of an NDA for Dry Eye Syndrome in the U.S. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license agreement (the “License Agreement”) with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We received a total of $1,000,000 in two tranches under the terms of the License Agreement. The first tranche of $500,000 was received in March 2015 and a second in the amount of $500,000 was received in September 2015. On April 6, 2016, we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment the territorial rights were expanded to include Canada.

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

Licensing Agreements

As noted above, we have entered into two strategic agreements with GtreeBNT. GtreeBNT licensed the development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan) while also licensing the development and commercialization rights for RGN-137 in the U.S. In January 2015, we entered into a joint venture and licensing agreement with GtreeBNT that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratitis in the United States, as well as any other indications within the field of ophthalmology. The license agreements provide for the opportunity for us to receive milestone payments upon specified commercial events and royalty payments in connection with any commercial sales of the licensed products in the respective territories. However, there are no assurances that we will be able to attain any such milestones or generate any such royalty payments under the agreements.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2016 the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer, in his capacity as principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer in his capacity as principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s Internal Controls over Financial Reporting in the quarter ended December 31, 2016.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth as of March 15, 2017 the name, age and position of each person who serves as an executive officer or director of our company. There are no family relationships among any of our executive officers or directors, with the exception that Mr. Finkelstein is the first cousin of Dr. Goldstein’s wife.

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

Name	Age	Position
Executive Officers:
Mr. J.J. Finkelstein	65	President, Chief Executive Officer and Director

Directors:
Dr. Allan L. Goldstein	79	Founder, Chairman of the Board and Chief Scientific Officer
Mr. R. Don Elsey	63	Director
Mr. Joseph C. McNay	83	Director
Mr. Mauro Bove	62	Director

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations of our directors and officers that no other reports were required, during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows, for the fiscal years ended December 31, 2016 and 2015, compensation awarded to or paid to, or earned by, our chief executive officer who was our only named executive officers for fiscal 2016. For purposes of this report, we sometimes refer to our chief executive officer as our named executive officer.

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

				Option	All Other
		Salary	Bonus	Awards(1)	Compensation(2)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

J.J. Finkelstein, President and	2016	150,000	—	91,090	3,360	244,450
Chief Executive Officer	2015	154,519	—	127,104	3,360	284,983

(1)	The 2016 & 2015 amounts reflect the aggregate total grant date fair values (computed in accordance with FASB ASC Topic 718 or ASC Topic 505)

(2)	The 2016 & 2015 amount reflects payment of life insurance premiums for Mr. Finkelstein in the amount of $3,360

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

Outstanding Equity Awards at December 31, 2016

The following table shows certain information regarding outstanding equity awards at December 31, 2016 for the named executive officer, all of which were stock options granted under our Amended and Restated 2000 Stock Option and Incentive Plan or our 2010 Equity Incentive Plan.

	Number of Shares Underlying Unexercised Options (#)	Number of Shares Underlying Unexercised Options (#)	Option Exercise Price	Option
Name	Exercisable	Unexercisable	($)	Expiration Date	Note

Mr. Finkelstein	114,748	—	0.57	4/10/2019
	125,000	—	0.27	07/14/2017
	125,000	—	0.22	8/3/2018
	80,135	—	0.16	12/12/2018
	500,000	—	0.14	1/24/2019
	35,000	—	0.16	4/4/2019
	375,000	125,000	0.21	3/25/2021	(1)
	250,000	250,000	0.36	6/30/2022	(1)
	50,000	150,000	0.64	3/17/2023	(1)

(1)	These options vests in equal installments upon grant and on the first three anniversaries of the grant date. In each case these options were granted seven years prior to the listed expiration dates.

Post-Employment Compensation

We do not maintain any plans providing for payment or other benefits at, following, or in connection with retirement other than a 401(k) plan which was available to all employees through 2011. The Company did not make any plan contributions in 2016 or 2015. In addition, we do not maintain any non-qualified deferred compensation plans.

Director Compensation

The following table sets forth certain information for the fiscal year ended December 31, 2016 with respect to the compensation of our directors. Mr. Finkelstein’s compensation is disclosed in the Summary Compensation Table above, and he does not receive any additional compensation for his service as a director. Dr. Goldstein is an employee of our company and his compensation as an employee is set forth in the table below. He does not receive any additional compensation for his service as a director.

The Company had in effect a non-employee director compensation policy which was suspended in November 2011 by our Board of Directors elected to help the company preserve capital and consistent with this certain fees accrued in 2011 were forfeited and no retainer or meeting fees were paid to non-employee directors in 2016 or 2015.

In 2016 each independent director was granted 100,000 options to purchase shares of common stock at an exercise price of $0.64 per share, which vests in four segments pursuant to each director’s continued service. In 2015 each independent director was granted 100,000 options in each February and June with exercise prices per share of $0.19 and $0.36, respectively. Each of these option grants vests in four segments pursuant to each director’s continued service. These option grants were the only compensation received by non-employee directors in 2016 and 2015.

We also reimburse directors for expenses incurred in attending meetings of the board and other events attended on our behalf and at our request.

Director Compensation for Fiscal 2016

	Fees Earned
	or Paid	Option	All Other
	in Cash	Awards	Compensation		Total
Name	($)(1)	($)	($)		($)

Allan Goldstein, Ph.D.	—	91,090	90,000	(2)	181,090
R. Don Elsey	—	45,545	—		45,545
Joseph McNay	—	45,545	—		45,545
Mauro Bove	—	45,545	—		45,545

(1)	As described above, during 2011, our Board of Directors elected to cease paying cash compensation to non-employee directors to help the company preserve capital.

Options held by each Board member as of December 31, 2016, are as follows:

Allan Goldstein, Ph.D.	1,584,077
R. Don Elsey	530,000
Joseph McNay	518,024
Mauro Bove	547,155

(2)	In addition to being Chairman of our Board of Directors, Dr. Goldstein also serves as our Chief Science Officer. In this capacity, Dr. Goldstein received cash compensation of $90,000 in 2016. In 2016 Dr. Goldstein was also granted options to purchase 200,000 shares of common stock.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of March 15, 2017 by (i) each director; (ii) each named executive officer; (iii) all currently serving executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. The address for all directors and executive officers is c/o RegeneRx Biopharmaceuticals, Inc., 15245 Shady Grove Road, Suite 470, Rockville, MD 20850.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares		Percent of Total

5% Stockholders:
Entities previously affiliated with Essetifin S.p.A., Via Sudafrica, 20, Rome, Italy 00144	34,082,011	(2)	30.7%
GtreeBNT Co., Ltd. 22nd FL, Parkview Tower, 248 Jungjail-ro, Bundang-gu, Seongnam-si, Gyeonggi-do 463-863, Republic of Korea	19,583,333	(3)	18.3%

Named Executive Officers and Directors:
J.J. Finkelstein	3,421,404	(4)	3.1%
Allan L. Goldstein	3,254,153	(5)	3.0%
Joseph C. McNay	5,857,135	(6)	5.3%
Mauro Bove	397,155	(7)	*
R. Don Elsey	463,333	(8)	*

All directors and executive officers as a group (5 persons)	13,393,181	(9)	11.5%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 106,787,151 shares of common stock outstanding on March 15, 2017, adjusted as required by rules promulgated by the Securities and Exchange Commission (the “SEC”).

(2)	Consists of 984,615 shares of common stock held of record held by Essetifin S.p.A. (f/k/a Sigma-Tau Finanziaria, S.p.A.) (“Essetifin”); 12,937,111 shares of common stock held of record held by Defiante Farmaceutica S.A. (“Defiante”), a subsidiary of Essetifin; 6,348,878 shares of common stock held of record held by Taufin International S.A. (“Taufin”), an entity wholly owned by Taufin S.p.A., which is owned directly by the estate of Claudio Cavazza, who directly and indirectly owns 57% of Essetifin; and 9,711,407 shares of common stock held of record, 3,833,333 shares of common stock issuable upon conversion of a convertible promissory note and 266,667 shares of common stock issuable upon exercise of warrants held by Sinaf S.A. (“Sinaf”), an indirect wholly-owned subsidiary of Aptafin S.p.A., which is owned by Paolo Cavazza and members of his family, that are exercisable within 60 days of March 15, 2017. Paolo Cavazza directly and indirectly owns 38% of Essetifin. The beneficial ownership of Essetifin and its affiliates is derived from the Schedule 13D/A filed by Sigma-Tau Finanziaria S.p.A. (now Essetifin) on December 23,2013.

(3)	Consists of 19,583,333 shares of common stock held of record by GtreeBNT which were acquired in two equity purchases in March 2014 and August 2014. The beneficial ownership of GtreeBNT is derived from its Schedule 13D/A filed on April 1, 2015.

(4)	Consists of 1,388,188 shares of common stock held of record by Mr. Finkelstein, 1,829,883 shares of common stock issuable upon exercise of options, 20,000 shares of common stock issuable upon exercise of warrants and 183,333 shares of common stock issuable upon conversion of a convertible promissory note, in each case exercisable within 60 days of March 15, 2017.

(5)	Consists of 681,743 shares of common stock held of record by Dr. Goldstein, 1,166,667 shares of common stock issuable upon conversion of a convertible promissory note, 1,359,077 shares of common stock issuable upon exercise of options and 46,666 shares of common stock issuable upon exercise of warrants, in each case exercisable within 60 days of March 15, 2017.

(6)	Consists of 1,339,111 shares of common stock held of record by Mr. McNay, 4,083,333 shares of common stock issuable upon conversion of a convertible promissory note, 368,024 shares of common stock issuable upon exercise of options and 66,667 shares of common stock issuable upon exercise of warrants, in each case exercisable within 60 days of March 15, 2017.

(7)	Consists of 397,155 shares of common stock issuable upon exercise of options exercisable within 60 days of March 15, 2017. Mr. Bove was previously an officer of Sigma-Tau, but he had no beneficial ownership over the reported securities as he has no voting or dispositive power with respect to the securities held by Sigma-Tau and its affiliates described in footnote 2 above.

(8)	Consists of 380,000 shares of common stock issuable upon exercise of options and 83,333 shares of common stock issuable upon conversion of a convertible promissory note, in each case exercisable within 60 days of March 15, 2017.

(9)	Consists of 3,409,042 shares of common stock held of record, 5,516,667 shares of common stock issuable upon conversion of convertible promissory notes, 4,334,139 shares of common stock issuable upon exercise of options and 133,333 shares of common stock issuable upon exercise of warrants, in each case exercisable within 60 days of March 15, 2017.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 about the securities authorized for issuance to our employees, directors and other eligible participants under our equity compensation plans, consisting of the Amended and Restated 2000 Stock Option and Incentive Plan and the 2010 Equity Incentive Plan.

Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon exercise	Weighted-average exercise	equity compensation plans
	of outstanding options,	price of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	7,698,711	$0.29	608,029

Equity compensation plans not approved by security holders	—	—	—

Total	7,698,711	$0.29	608,029

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Described below are transactions and series of similar transactions that have occurred during fiscal 2016 to which we were a party or are a party in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	a director, executive officer, beneficial owner of more than five percent of any class of our voting securities or any member of their immediate family had or will have a direct or indirect material interest.

U.S. Joint Venture

On January 28, 2015, we announced that we had entered into a Joint Venture Agreement with GtreeBNT a shareholder of the Company. ReGenTree, LLC was created under the Agreement and is jointly owned by us and GtreeBNT. ReGenTree intends to commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. GtreeBNT will be responsible for funding all product development and commercialization efforts, and holds a majority interest in ReGenTree that varies depending on development milestones achieved and eventual commercialization path, if successful. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We received a total of $1 million in two tranches under the terms of the License Agreement. The first tranche of $500,000 was received in March 2015 and a second in the amount of $500,000, was received in September 2015. On April 6, 2016, we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment, the territorial rights were expanded to include Canada.

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

In September 2015, ReGenTree began a Phase 2/3 clinical trial in patients with dry eye syndrome (“DES”) and a Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. In May 2016, we reported the results of the 317-patient Phase 2/3 trial. The FDA approved ReGenTree’s Phase 3 protocol for DES in late summer 2016 and we initiated a second Phase 3 trial that has begun enrolling approxiamtely500 patients.

The NK trial, a smaller study in an orphan population, has enrolled twelve patients thus far, and has several additional patients being screened, with a goal of forty-six.

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

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2016 and 2015 by our independent registered public accounting firm CohnReznick LLP. All such fees described below were approved by the audit committee.

	2016	2015
Audit fees	$83,000	$71,000
Tax fees (1)	24,000	—
Total Fees	$107,000	$71,000

(1)	Tax fees include the preparation of our corporate federal and state income tax returns.

Our audit committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. On a periodic basis, the independent registered public accounting firm reports to the audit committee on the status of actual costs for approved services against the approved amounts.

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

RegeneRx Biopharmaceuticals, Inc. (Registrant)
Date: March 29, 2017	By:	/s/ J.J. Finkelstein
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

Name	Title	Date

/s/ Allan L. Goldstein Allan L. Goldstein	Chairman of the Board, Chief Scientific Officer, and Director	March 29, 2017

/s/ J.J. Finkelstein J.J. Finkelstein	President, Chief Executive Officer, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 29, 2017

/s/ R. Don Elsey	Director	March 29, 2017
R. Don Elsey

/s/ Joseph C. McNay	Director	March 29, 2017
Joseph C. McNay

/s/ Mauro Bove	Director	March 29, 2017
Mauro Bove

RegeneRx Biopharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of RegeneRx Biopharmaceuticals, Inc.

We have audited the accompanying balance sheets of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. RegeneRx Biopharmaceuticals, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RegeneRx Biopharmaceuticals, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United Stated of America.

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

/s/ CohnReznick LLP

Tysons, Virginia

March 29, 2017

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	December 31,
	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$769,495	$317,627
Prepaid expenses and other current assets	79,936	24,300
Total current assets	849,431	341,927
Property and equipment, net of accumulated depreciation of $92,120 and $88,794	7,219	10,544
Other assets	5,752	5,752
Total assets	$862,402	$358,223

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$75,695	$141,130
Unearned revenue	50,822	-
Accrued expenses	233,239	217,911
Convertible promisory note	300,000	-
Total current liabilities	659,756	359,041

Long-term liabilities
Unearned revenue	1,530,345	1,379,388
Convertible promisory note	-	300,000
Convertible promisory notes, net of derivative liability	512,022	388,854
Fair value of derivative liabilities	4,226,837	4,673,336
Total liabilities	6,928,960	7,100,619

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 106,787,151 and 101,640,092 issued and outstanding	106,787	101,640
Additional paid-in capital	98,672,368	98,230,802
Accumulated deficit	(104,845,713)	(105,074,838)
Total stockholders' deficit	(6,066,558)	(6,742,396)
Total liabilities and stockholders' deficit	$862,402	$358,223

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

	Years ended December 31,
	2016	2015

Revenues	$93,308	$60,612

Operating expenses
Research and development	237,344	203,185
General and administrative	1,529,983	1,566,962
Total operating expenses	1,767,327	1,770,147
Loss from operations	(1,674,019)	(1,709,535)
Interest and other income	-	101
Interest expense	(173,355)	(172,883)
Change in fair value of derivative liabilities	2,076,499	(3,388,166)
Net income (loss)	$229,125	$(5,270,483)

Basic net income (loss) per common share	$0.00	$(0.05)
Diluted net income (loss) per common share	$0.00	$(0.05)

Weighted average number of common shares outstanding - basic	106,787,151	101,527,676

Weighted average number of common shares outstanding - diluted	125,922,455	101,527,676

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Changes in Stockholders' Deficit

Years ended December 31, 2016 and 2015

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2014	101,316,580	$101,317	$97,991,419	$(99,804,355)	$(1,711,619)
Issuance of common stock & warrants	323,512	323	7,776	-	8,099
Share-based compensation expense	-	-	231,607	-	231,607
Net loss	-	-	-	(5,270,483)	(5,270,483)
Balance, December 31, 2015	101,640,092	101,640	98,230,802	(105,074,838)	(6,742,396)
Issuance of common stock & warrants	5,147,059	5,147	99,083	-	104,230
Share-based compensation expense	-	-	342,483	-	342,483
Net income	-	-	-	229,125	229,125
Balance, December 31, 2016	106,787,151	$106,787	$98,672,368	$(104,845,713)	$(6,066,558)

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

	Years ended December 31,
	2016	2015

Operating activities:
Net income (loss)	$229,125	$(5,270,483)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,326	3,403
Non-cash share-based compensation	342,483	231,607
Non-cash interest expense	123,168	122,833
Non-cash expense - issuance of stock for services	-	8,100
Offering costs allocated to derivative liabilities	214,229	-
Change in fair value of derivative liabilities	(2,076,499)	3,388,166
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(55,636)	62,225
Accounts payable	(65,436)	(91,481)
Accrued expenses	15,328	40,902
Unearned revenue	201,780	979,388
Net cash used in operating activities	(1,068,132)	(525,340)

Investing activities:
Purchase of property and equipment	-	(1,076)
Net cash used in investing activities	-	(1,076)

Financing activities:
Proceeds from sale of common stock and issuance of warrants	1,520,000	-
Net cash provided by financing activities	1,520,000	-

Net increase (decrease) in cash and cash equivalents	451,868	(526,416)

Cash and cash equivalents at beginning of year	317,627	844,043
Cash and cash equivalents at end of year	$769,495	$317,627

Supplemental Disclosure of Non-Cash Operating and Financing Activities

Cashless exercise of warrants	$-	$294

Fair value of warrants issued to placement agent	$83,799	$-

Fair value of derivative liabilities	$1,630,000	$-

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2016

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

Management Plans to Address Operating Conditions.

On June 27, 2016, we entered into a Securities Purchase Agreement (“SPA”) with an institutional investor pursuant to which we issued an aggregate of 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock, which we refer to as the 2016 Offering. We received net proceeds of approximately $1,520,000 from the offering which was projected to fund our operations at the current level for approximately 6 months beyond this report date. We will need to secure additional operating capital to continue operations beyond the third quarter of 2017.. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital in 2017 and are evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets.

Several years ago we adopted a strategy aimed at being capital efficient while leveraging our portfolio of clinical assets by seeking strategic relationships with organizations with clinical development capabilities including development capital. Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until the results are obtained from the current ophthalmic clinical trials before moving into the EU with RGN-259. If successful, this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

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

Our initial ownership interest in ReGenTree was 49% which was reduced to 42% after filing of the final clinical study report with the FDA for the Phase 2/3 trial for Dry Eye Syndrome completed earlier in 2016. Based on when, and if, ReGenTree achieves certain additional development milestones in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 42% and 25%, with 25% being the final equity ownership upon FDA approval of an NDA for Dry Eye Syndrome in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event ReGenTree is acquired, or a change of control occurs following achievement of an NDA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties.

Since inception, and through December 31, 2016, we have an accumulated deficit of $105 million and we had cash and cash equivalents of $769,495 as of December 31, 2016. We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible to advance development of our product candidates with multiple clinical trials starting in 2017. We will need additional funds to continue operations for approximately 6 months beyond this report date. We will need to secure additional operating capital to continue operations beyond the third quarter of 2017 as well as substantial additional funds in order to significantly advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our company or certain of our intellectual property rights.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make certain estimates and assumptions that affect the reported earnings, financial position and various disclosures. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period, and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for revenue recognition, clinical trial accruals, valuation of derivatives and share-based arrangements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates.

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

Property and Equipment. Property and equipment consists of office furniture and equipment, and is stated at cost and depreciated over the estimated useful lives of the assets (generally two to five years) using the straight-line method. Expenditures for maintenance and repairs which do not significantly prolong the useful lives of the assets are charged to expense as incurred. Depreciation expense was $3,326 and $3,403 for the years ended December 31, 2016 and 2015, respectively.

Impairment of Long-lived Assets. When we record long-lived assets our policy is to regularly perform reviews to determine if and when the carrying value of our long-lived assets becomes impaired. During the years ended December 31, 2016 and 2015 no impairment losses were recorded.

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

The Company estimates the fair values of its derivative financial instruments using the Black-Scholes option pricing model because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results reflect the volatility in these estimate and assumption changes in each reporting period.

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

Because the Company is not obligated to fund the Joint Venture, and has not provided any financial support and has no commitment to provide financial support in the future to the Joint Venture, the carrying value of its investment in the Joint Venture is zero. As a result, the Company is not recognizing its share (42%) of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point the Company will reduce its share of the Joint Venture’s net income by its share of previously suspended net losses. As of December 31, 2016, because it has not provided any financial support, the Company has no financial exposure as a result of its variable interest in the Joint Venture.

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

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Our policy for recording interest and penalties associated with audits is that penalties and interest expense are recorded in “Income taxes” in our statements of operations.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. We recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2016 and 2015. We have significant net operating loss carryforwards to potentially reduce future federal and state taxable income, and research and experimentation tax credit carryforwards available to potentially offset future federal and state income taxes. Use of our net operating loss and research and experimentation credit carryforwards may be limited due to changes in our ownership as defined within Section 382 of the Internal Revenue Code.

Net Income (Loss) Per Common Share. Basic net income (loss) per common share for the years 2016 and 2015, respectively, is based on the weighted-average number of shares of common stock outstanding during the periods. Diluted loss per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred, potentially dilutive shares are excluded because the effect is antidilutive. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the reporting period. The potentially dilutive securities include 27,186,456 shares and 22,261,951 shares in 2016 and 2015, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants. For the year ended December 31, 2016, 19,135,304 dilutive securities related to convertible debt, options and warrants were included in the diluted income per share calculation.

Share-Based Compensation. We measure share-based compensation expense based on the grant date fair value of the awards which is then recognized over the period which service is required to be provided. We estimate the grant date fair value using the Black-Scholes option-pricing model (“Black-Scholes”). We recognized $342,483 and $231,607 in share-based compensation expense for the years ended December 31, 2016 and 2015, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. ASU 2016-02 also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company has determined that the adoption of ASU 2016-02 will have no impact on its financial statements.

In March 2016, the FASB issued ASU 2016-07, Equity Method and Joint Ventures affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership or degree of influence.   ASU 2016-07 is effective for the Company beginning on January 1, 2017, early adoption is permitted.  The Company is currently evaluating the effect this ASU will have on its financial statements.

In March 2016, the FASB issued an accounting standard update which simplified several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

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

As of December 31, 2016 and 2015, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $769,000 and $318,000, respectively, using Level 1 inputs. Our balance sheets reflect qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued in March, July and September of 2013 and January 2014 (see Note 7). Our balance sheet also reflects qualifying liabilities related to the issuance of common stock and warrants in our 2016 Offering. Certain price protection anti-dilution features of the Securities Purchase Agreement and Warrants were determined to be embedded derivatives. An independent valuation expert calculated the fair value of the embedded derivatives using a customized Monte Carlo simulation model. We evaluated the derivative liability embedded in the series of convertible notes using the Black Scholes model to determine if an adjustment to the carrying value of the liability was required at December 31, 2016 using the following assumptions.

					2016 Offering	2016 Offering
	March 2013	July 2013	Sept 2013	Jan 2014	Warrants	Shares

Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Risk-free rate of return	0.85%	1.20%	1.20%	1.20%	1.93%	1.93%
Expected life in years	1.25	1.5	1.7	2	5	0.59
Volatility	78.3%	72.4%	72.2%	82.1%	80.0%	80.0%

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the year ended December 31, 2016, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at			Balance at
	December 31,	New	Change in	December 31,
	2015	Issuances	Fair Values	2016

Level 3 -
Derivative liabilities from:
Conversion features
March 2013	$1,500,000	$-	$(525,000)	$975,000
July 2013	666,667	-	(233,333)	433,334
September 2013	2,140,000	-	(749,000)	1,391,000
January 2014	366,669	-	(119,166)	247,503
Anti-dilution Protection
2016 Offering shares	-	60,000	130,000	190,000
2016 Offering warrants	-	1,570,000	(580,000)	990,000

Derivative instruments	$4,673,336	$1,630,000	$(2,076,499)	$4,226,837

4.	LICENSES, INTELLECTUAL PROPERTY, AND RELATED PARTY TRANSACTIONS

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

We have also entered into an agreement with a university under the terms of which we have received an exclusive license to technology and intellectual property.  The agreement, which is generally cancelable by us, provided for the payment of a license issue fee and/or minimum annual payments.  The initial license fee of $25,000 was paid in 2010 and no minimum fees were due for the year ended December 31, 2011. Beginning in 2012, minimum annual maintenance fees are $5,000 annually which was paid in 2012 but has not been paid for 2013, 2014, 2015 or 2016 as of the date of this report. In addition, the agreements provide for payments upon the achievement of certain milestones in product development.  The agreement also requires us to fund certain costs associated with the filing and prosecution of patent applications. In February 2013, this agreement was amended to include additional technology and intellectual property. The expanded license does not require payment of an initial license fee or additional annual maintenance fees but will be subject to payments upon the achievement of certain milestones for a product developed under the amended license of the additional technology and intellectual property.

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

In 2012, we entered into a License Agreement (the “Agreement”) with Lee’s Pharmaceutical (HK) Limited, headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Under the License Agreement, we are eligible to receive milestone payments and royalties, ranging from low double digit to high single digit percentages of any commercial sales of the licensed products. Lee’s will pay for all developmental costs associated with each product candidate. We will provide Tß4 to Lee’s at no charge for a Phase 2 ophthalmic clinical trial and will provide Tß4 to Lee’s for all other developmental and clinical work at a price equal to our cost. We will also have the right to exclusively license any improvements made by Lee’s to RegeneRx’s products outside of the licensed territory. Lee’s paid us $200,000 upon signing of a term sheet in March 2012, and Lee’s paid us an additional $200,000 upon signing of the definitive license agreement. As of December 31, 2016 and 2015, we have unearned revenue totaling $400,000 pursuant to this Agreement.

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

Under the License Agreement for RGN-137, our topical dermal gel product candidate, GtreeBNT will have the exclusive right to develop and commercialize RGN-137 in the U.S. (“the 137 Territory”). Under the 137 License Agreement we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double digit percentage of any commercial sales of the Company’s licensed product sold by GtreeBNT in the 137 Territory.

Each license agreement contains diligence provisions that require the initiation of certain clinical trials within certain time periods that, if not met, would result in the loss of rights or exclusivity in certain countries. GtreeBNT will pay for all developmental costs associated with each product candidate. We will provide a certain limited amount of Tß4 to GtreeBNT at no charge for initial clinical trials in Korea, Japan and Australia for RGN-259 and in the U.S. for RGN-137 and will provide Tß4 to GtreeBNT for all other developmental and clinical work on a cost plus basis. We have the right to exclusively license any improvements made by GtreeBNT to our products outside of the licensed territory on a royalty free basis. The two firms have created a joint development committee and continue to discuss the development of the licensed products and share information relating thereto. Both companies will also share all non-clinical and clinical data and other information related to development of the licensed product candidates.

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

Under the License Agreement, the Company received $1.0 million in up-front payments and is entitled to receive royalties on the Joint Venture’s future sales of products. On April 6, 2016, we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment the territorial rights were expanded to include Canada. The Company is accounting for the License Agreement with the Joint Venture as a revenue arrangement. The Company has determined that the deliverables within the License Agreement, including a delivered element (providing the license) and an undelivered element (participation on the joint development committee), do not have stand-alone value and, as such, are treated as a single unit of accounting. As a result, the Company is recognizing the up-front milestone payments as revenue ratably over the anticipated life of the joint development committee, or 25 years. The joint development committee commenced activities as of April 1, 2015, therefore the Company began recognizing the revenue for the license fee in 2015. Revenue will be recognized for future royalty payments as they are earned.

5.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets are comprised of the following:

	December 31,
	2016	2015
Prepaid insurance	$64,721	$10,552
Prepaid and other	15,215	13,748
	$79,936	$24,300

Accrued expenses are comprised of the following:

	December 31,
	2016	2015

Accrued professional fees	$390	$31,788
Accrued other	20,940	30,000
Accrued compensation	27,848	22,249
Accrued interest on convertible notes	184,061	133,874
	$233,239	$217,911

6.	EMPLOYEE BENEFIT PLANS

In 2016 and 2015 the Company provided health and dental insurance to one employee under a group plan. No retirement plan was in place for 2016 or 2015.

7.	CONVERTIBLE NOTES

2012 Convertible Note

On October 19, 2012, we completed a private placement of convertible notes (the “2012 Notes”) raising an aggregate of $300,000 in gross proceeds. The 2012 Notes were originally scheduled to mature after twenty-four (24) months from issuance. The 2012 Notes bear interest at a rate of five percent (5%) per annum and are convertible into shares of our common stock at a conversion price of fifteen cents ($0.15) per share (subject to adjustment as described in the 2012 Notes) at any time prior to repayment, at the election of the Investors. In the aggregate, the 2012 Notes are convertible into up to 2,000,000 shares of our common stock excluding interest.

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

In connection with the issuance of the 2012 Notes, we also issued warrants to each Investor. The warrants are exercisable for an aggregate of 400,000 shares of common stock with an exercise price of fifteen cents ($0.15) per share for a period of five years. The relative fair value of the warrants issued is $27,097, calculated using the Black-Scholes-Merton valuation model value of $0.07 with an expected and contractual life of 5 years, an assumed volatility of 74.36%, and a risk-free interest rate of 0.77%. The warrants were recorded as additional paid-in-capital and a discount on the 2012 Notes of $27,097.

The Investors, and the principal amount of their respective 2012 Notes and number of shares of common stock issuable upon exercise of their respective warrants, are as set forth below:

Investor	Note Principal	Warrants
Sinaf S.A.	$200,000	266,667
Joseph C. McNay	$50,000	66,667
Allan L. Goldstein	$35,000	46,666
J.J. Finkelstein	$15,000	20,000

Sinaf S. A. is a direct wholly-owned subsidiary of Aptafin S.p.A., or Aptafin. Aptafin is owned directly by Paolo Cavazza and members of his family, who directly and indirectly own 38% of Sigma-Tau, our largest stockholder. The other Investors are members of our Board of Directors including Mr. Finkelstein who serves as our CEO and also the Chairman of our Board of Directors Dr. Goldstein who also serves as our Chief Scientific Officer.

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

The outstanding balance of the derivative liability is as follows:

	December 31, 2016	December 31, 2015

March 2013 Notes	$975,000	$1,500,000

July 2013 Notes	433,334	666,667

September 2013 Notes	1,391,000	2,140,000

January 2014 Notes	247,503	366,669

Warrant liability	990,000	-

Rights liability	190,000	-
Total fair value of derivative liability	$4,226,837	$4,673,336

The change in fair value of the derivative liability is as follows:

	For the years ended
	December 31, 2016	December 31, 2015

March 2013 Notes	$(525,000)	$1,087,500

July 2013 Notes	(233,333)	483,333

September 2013 Notes	(749,000)	1,551,500

January 2014 Notes	(119,166)	265,833

Warrant liability	(580,000)	-

Rights liability	130,000	-

Total change in fair value of derivative	$(2,076,499)	$3,388,166

The Company recorded interest expense and discount accretion as set forth below:

	For the years ended
	December 31, 2016	December 31, 2015

2012 Notes	$15,038	$15,000

March 2013 Notes	56,404	56,250

July 2013 Notes	18,384	18,333

September 2013 Notes	69,741	69,550

January 2014 Notes	13,788	13,750

Total interest expense	$173,355	$172,883

8.	STOCKHOLDERS’ EQUITY

Common Stock. On June 27, 2016, we entered into a SPA with an institutional investor pursuant to which we agreed to sell, and the purchasers agreed to purchase, an aggregate of 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock, which we refer to as the 2016 Offering, and in conjunction with the closing of such transaction we issued warrants to purchase 257,353 shares of common stock to our placement agent.

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

The Company evaluated various features of the SPA and Warrant Agreements issued in the offering. The SPA includes certain embedded features that were evaluated under the guidance in ASC 815, Derivatives and Hedging, including a “right” to receive additional shares of common shares for no further consideration, and is a form of non-standard “down-round” anti-dilution protection. The “right” was determined to be a “stand alone” derivative and also is considered an “embedded derivative”, the “right” was required to be bifurcated from the host instrument and accounted for as a mark-to-market derivative liability until it lapses.

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

In connection with the offering, the Company incurred approximately $230,000 of direct and incremental issuance costs. The portion of these costs allocated to liability-classified derivative financial instruments, approximately $214,000, was expensed in 2016 and is reflected under general and administrative expense in the accompanying statement of operations. The remainder of the costs was allocated to the equity-classified common stock and recognized as a direct charge to additional paid-in capital.

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
$1,750,000

An independent valuation expert calculated the fair value of the embedded derivatives using a complex, customized Monte Carlo simulation model. The model uses the risk neutral methodology adapted to value corporate securities. This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

In April 2015, we entered into a contract with an investor relations firm to provide services for six months. Under the agreement the Company paid $5,000 per month and issued 30,000 shares of common stock as compensation. In addition, in May 2015 the Company issued 293,512 shares of common stock pursuant to the “cashless” exercise of warrants issued in 2010.

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

Share-Based Compensation. We recognized $342,483 and $231,607 in stock-based compensation expense for the years ended December 31, 2016 and 2015, respectively. Given our current estimates of future forfeitures, we expect to recognize the compensation cost related to non-vested options as of December 31, 2016 of $398,000 over the weighted average remaining recognition period of 0.9 years.

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

The following summarizes share-based compensation expense for the years ended December 31, 2016 and 2015, which was allocated as follows:

	Years ended December 31,
	2016	2015

Research and development	$116,327	$72,766
General and administrative	226,156	158,841
	$342,483	$231,607

The following summarizes stock option activity for the years ended December 31, 2016 and 2015:

		Options outstanding
				Weighted
	Shares			average
	available for	Number of	Exercise price	exercise
	grant	shares	range	price

December 31, 2014	3,273,029	6,263,711	$0.14 – 3.21	$0.58
Grants	—	1,725,000	0.19 – 0.40	0.33
Exercises	—	—	—	—
Cancellations*	—	(857,500)	0.14 – 3.21	0.41
December 31, 2015	1,548,029	7,131,211	$0.14 – 3.00	$0.30
Grants	—	940,000	0.64	0.64
Exercises	—	—	—	—
Cancellations*	—	(372,500)	0.76 – 3.00	1.23
December 31, 2016	608,029	7,698,711	$0.14 – 0.64	$0.29

Vested and expected to vest at December 31, 2016	7,616,021

Exercisable at December 31, 2016	5,632,461

*Note: Cancellations in 2016 and 2015 were for options issued out of the 2000 Equity Incentive Plan and therefore they are not available for reissuance.

The following summarizes information about stock options outstanding at December 31, 2016:

	Outstanding options			Exercisable options
		Weighted-			Weighted-
		average	Weighted-		average	Weighted-
	Number of	remaining	average	Number of	remaining	average
	shares	contractual	exercise	shares	contractual	exercise
Range of exercise prices	outstanding	life (in years)	price	exercisable	life (in years)	price

$0.14 – $0.28	5,051,971	3.1	$0.19	4,315,721	2.8	$0.19
$0.36 – $0.64	2,646,740	5.4	0.49	1,241,740	5.4	0.47
	7,698,711	3.9	0.29	5,557,461	3.3	0.25
Intrinsic value of in-the-money options, using the December 31, 2016 closing price of $0.32	$648,567			$572,580

Determining the Fair Value of Options. We use the Black-Scholes valuation model to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price and volatility of our common stock. We used the following forward-looking range of assumptions to value each stock option granted to employees, directors and consultants during the years ended December 31, 2016 and 2015:

F-22

	2016	2015

Dividend yield	0.0%	0.0%
Risk-free rate of return	1.41%	1.43-1.63%
Expected life in years	4.75 - 7	4.75 - 7
Volatility	87-95%	90-94%
Forfeiture rate	2.6%	2.6%

Our dividend yield assumption is based on the fact that we have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. Our risk-free interest rate assumption is based on yields of U.S. Treasury notes in effect at the date of grant. Our expected life represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the Securities and Exchange Commission (“SEC”) guidance provided in the SEC’s Staff Accounting Bulletin (“SAB”) 107 and SAB 110, using a “simplified” method. The Company has used the simplified method and will continue to use the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. Our volatility assumption is based on reviews of the historical volatility of our common stock. We estimate forfeiture rates at the time of grant and adjust these estimates, if necessary, periodically based on the extent to which future actual forfeitures differ, or are expected to differ, from such estimates. Accordingly, we have estimated forfeiture percentages for the unvested portion of previously granted awards that remain outstanding at the date of adoption and for awards granted subsequent to the date of adoption. Forfeitures are estimated based on the demographics of current option holders and standard probabilities of employee turnover. Using Black-Scholes and these factors, the weighted average fair value of stock options granted to employees and directors was $0.46 for the year ended December 31, 2016. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

Warrants to Purchase Common Stock

The following table summarizes our warrant activity for 2016 and 2015:

		Warrants outstanding
			Weighted
	Number of	Exercise price	average exercise
	shares	range	price

December 31, 2014	14,103,048	$0.15 – 0.56	$0.35
Exercises	(957,641)	0.38 - 0.45	0.40
Cancellations	(11,338,000)	0.15 - 0.56	0.41
December 31, 2015	1,807,407	$0.15 – $0.38	$0.32
Grants	5,404,412	0.37 – 0.51	0.50
Cancellations	(1,407,407)	0.38	0.38
December 31, 2016	5,804,412	$0.15 – $0.51	$0.48

9.	INCOME TAXES

The Company did not recognize a provision (benefit) for income taxes in its statements of operations for 2016 and 2015. The Company has provided a full valuation allowance against its net deferred tax assets, as it appears more likely than not that its net deferred tax assets will not be realized.

Significant components of the Company’s deferred tax assets at December 31, 2016 and 2015 and related valuation reserves are presented below:

	December 31,
	2016	2015

Net deferred tax assets:

Net operating loss carryforwards	$18,229,000	$17,856,000
Research and development tax credit carryforward	2,263,000	2,257,000
Charitable contribution carryforward	2,000	3,000
Accrued expenses and deferred revenue	643,000	565,000
Amortization	1,000	2,000
Depreciation	(1,000)	1,000

Non-cash share- based compensation	1,145,000	1,083,000
	22,282,000	21,767,000
Less — valuation allowance	(22,282,000)	(21,767,000)
Net deferred tax asset	$—	$—

At December 31, 2016, we had net operating loss carryforwards for income tax purposes of approximately $47 million, which are available to offset future federal and state taxable income, if any, and, research and development tax credit carryforwards of approximately $2.3 million. The carryforwards, if not utilized, will expire in increments through 2036.

Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change. During 2009, the Company completed a preliminary study to compute any limits on the net operating losses and credit carryforwards for purposes of Section 382. It was determined that the Company experienced a cumulative change in ownership, as defined by the regulations, in 2002. This change in ownership triggers an annual limitation on the Company’s ability to utilize certain U.S. federal and state net operating loss carryforwards and research tax credit carryforwards, resulting in the potential loss of approximately $9.8 million of net operating loss carryforwards and $0.2 million in research credit carryforwards. The Company has reduced the deferred tax assets associated with these carryforwards in its balance sheets at December 31, 2016 and 2015. The Company believes that the future use of net operating losses and tax credits presented above may be further reduced as a result of additional ownership changes subsequent to 2009.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate for the years ended December 31, 2016 and 2015, due to the following:

	December 31,
	2016	2015

Federal tax benefit at statutory rate	$78,000	$(1,782,000)
State taxes	12,000	(285,000)
Change in fair value of derivative liabilities	(735,000)	1,336,000
Other permanent differences and other	137,000	98,000
Research and experimental tax credits	(7,000)	(8,000)
Change in valuation allowance	515,000	641,000
	$—	$—

As discussed in Note 2, we recognize the effect of income tax positions only if those positions more likely than not of being sustained. At December 31, 2016 and 2015, we had no gross unrecognized tax benefits. We do not expect any significant changes in unrecognized tax benefits over the next 12 months. In addition, we did not recognize any interest or penalties related to uncertain tax positions at December 31, 2016 and 2015.

The 2006 through 2016 tax years generally remain subject to examination by federal and most state tax authorities. In addition, we would remain open to examination for earlier years if we were to utilize net operating losses or tax credit carryforwards that originated prior to 2012.

10.	COMMITMENTS

Lease. In February 2017, we amended our office lease agreement and the term was extended through July 2020. During the extended term our rental payments will average approximately $4,000 per month.

Employment Continuity Agreements. We have entered into employment contracts with our executive officers which provide for severance if the executive is dismissed without cause or under certain circumstances after a change of control in our ownership. At December 31, 2016 these obligations, if triggered, could amount to a maximum of approximately $120,000 for termination without cause or $240,000 with a change of control in the aggregate.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment of Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to Quarterly Report on Form 10-Q (File No. 001-15070) for the quarter ended June 30, 2006 (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

51

10.1	^	Amended and Restated 2000 Stock Option and Incentive Plan, as amended	Annex A to the Company’s Proxy Statement on Schedule 14A (File No. 001-15070) (filed May 9, 2008)

10.2	^	2010 Equity Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.3		Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.4		Patent License Agreement — Exclusive, dated January 24, 2001, between the Company and the U.S. Public Health Service	Exhibit B to Exhibit 10.1 to Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-15070) (filed January 16, 2013)

10.5		Thymosin Beta 4 License and Supply Agreement, dated January 21, 2004, between the Company and Defiante Farmaceutica S.A.	Exhibit 10.10 to Registration Statement on Form SB-2 (File No. 333-113417) (filed March 9, 2004)**

10.6		Lease, by and between the Company and The Realty Associates Fund V, L.P., dated December 10, 2009	Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15070) (filed March 31, 2010)

10.7		Form of Warrant to Purchase Common Stock dated April 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 16, 2009)

10.8		Form of Common Stock Purchase Warrant, dated October 5, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 30, 2009)

10.9		Form of Warrant, dated October 15, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 5, 2009)

10.10		Representative’s Warrant to Purchase Common Stock, dated May 21, 2010	Exhibit 4.3 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

10.11		Registration Rights Agreement, dated January 4, 2011	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.12		Warrant to Purchase Common Stock, dated January 7, 2011, issued to Lincoln Park Capital	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.13		Form of Warrant to Purchase Common Stock, dated January 7, 2011, issued to the Sigma-Tau Purchasers	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.14	^	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Exhibit 10.8 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.15	^	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Exhibit 10.12 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.16		Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

52

10.17		Form of Warrant	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.18		Convertible Note and Warrant Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.19		License Agreement with Lee’s Pharmaceutical (HK) Limited	Exhibit 10.1 to Amendment No. 1 to Form 10-Q (File No. 001-15070) for the quarter ended September 30, 2012 (filed January 16, 2013)**

10.20		Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.21		Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.22		Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.23		Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.24	^	Letter Agreement between the Company and J.J. Finkelstein, dated July 5, 2013	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.25	^	Letter Agreement between the Company and Allan L. Goldstein, dated July 5, 2013	Exhibit 10.4 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.26		Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.27		Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.28		Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.29		Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.30	^	Letter Agreement between the Company and J.J. Finkelstein, dated January 7, 2014	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.31		Letter Agreement between the Company and Allan L. Goldstein, dated January 7, 2014	Exhibit 10.3 to Quarterly Report on Form10-Q (File No. 001-15070) (filed January 9, 2014)

10.32		Securities Purchase Agreement	Exhibit 10.5 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)

10.33		License Agreement RGN-259 dated March 7, 2014 with GtreeBNT (formerly Digital Aria)	Exhibit 10.6 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)**

10.34		License Agreement RGN-137 dated March 7, 2014 with GtreeBNT (formerly Digital Aria)	Exhibit 10.7 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)**

10.35	^	Executive Employment Agreement between the Company and J.J. Finkelstein dated April 16, 2014	Exhibit 10.1 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

53

10.36	^	Executive Employment Agreement between the Company and Allan L. Goldstein dated April 16, 2014	Exhibit 10.2 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.37	^	Executive Employment Agreement between the Company and Dane Saglio dated April 16, 2014	Exhibit 10.3 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.38		Form of First Amendment to Promissory Note dated October 3, 2014	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 9, 2014)

10.39		Joint Venture Agreement between the Company and GtreeBNT Co., Ltd. dated January 28, 2015	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2015)

10.40		License Agreement between the Company and ReGenTree, LLC dated January 28, 2015	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2015)

10.41		2014 Amendment to Lease Agreement	Exhibit 10.41 to Annual Report on Form 10-K (File No. 001-15070) (filed April 11, 2016)

10.42		Securities Purchase Agreement between the Company and Purchasers identified therein dated June 27, 2016.	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 1, 2016).

10.43		Registration Rights Agreement between the Company and Purchasers identified therein dated June 27, 2016.	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 1, 2016).

10.44		Amendment No. 2 to the RGN-259 License Agreement between the Company and ReGenTree, LLC dated April 28, 2016.	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed August 22, 2016)

10.45		Amendment No. 2. to Joint Venture Agreement between the Company and GtreeBNT Co., Ltd. dated May 11, 2016.	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed August 22, 2016)

23.1		Consent of CohnReznick LLP	Filed herewith

24.1		Powers of Attorney	Included on signature page

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith***

101		The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2016 and 2015; (ii) Statements of Operations for the years ended December 31, 2016 and 2015; (iii) Statements of Cash Flows for the years ended December 31, 2016 and 2015; and (iv) Notes to Financial Statements.	Filed herewith

54

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

55