Form 10-Q
period 2017-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2017-05-15
CIK 707511

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☑

106,882,759 shares of common stock, par value $0.001 per share, were outstanding as of May 12, 2017.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2017

Part I – Financial Information

Item 1.	Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)	(See Note 1)
ASSETS
Current assets
Cash and cash equivalents	$483,636	$769,495
Prepaid expenses and other current assets	45,519	79,936
Total current assets	529,155	849,431
Property and equipment, net of accumulated depreciation of $92,901 and $92,120	6,438	7,219
Other assets	5,752	5,752
Total assets	$541,345	$862,402

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$69,380	$75,695
Unearned revenue	50,822	50,822
Accrued expenses	264,884	233,239
Convertible promissory note	300,000	300,000
Total current liabilities	685,086	659,756

Long-term liabilities
Unearned revenue	1,517,639	1,530,345
Convertible promissory notes, net of derivative liability	542,310	512,022
Fair value of derivative liabilities	3,687,170	4,226,837
Total liabilities	6,432,205	6,928,960

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 106,787,151 issued and outstanding	106,787	106,787
Additional paid-in capital	98,738,726	98,672,368
Accumulated deficit	(104,736,373)	(104,845,713)
Total stockholders' deficit	(5,890,860)	(6,066,558)
Total liabilities and stockholders' deficit	$541,345	$862,402

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	Three months ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenues	$12,706	$55,190

Operating expenses
Research and development	34,919	102,901
General and administrative	365,485	404,710
Total operating expenses	400,404	507,611
Loss from operations	(387,698)	(452,421)
Interest expense	(42,629)	(43,101)
Change in fair value of derivative liabilities	539,667	(2,883,334)
Net income (loss)	$109,340	$(3,378,856)

Basic net income (loss) per common share	$0.00	$(0.03)
Diluted net income (loss) per common share	$0.00	$(0.03)

Weighted average number of common shares outstanding - basic	106,787,151	101,640,092
Weighted average number of common shares outstanding - diluted	125,907,455	101,640,092

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

	For the Three months ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

Operating activities:
Net income (loss)	$109,340	$(3,378,856)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	781	831
Non-cash share-based compensation	66,358	171,569
Non-cash interest expense	30,288	30,623
Change in fair value of derivative liabilities	(539,667)	2,883,334
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	34,417	5,849
Accounts payable	(6,315)	33,512
Accrued expenses	31,645	25,447
Unearned revenue	(12,706)	(10,102)
Net cash used in operating activities	(285,859)	(237,793)

Net decrease in cash and cash equivalents	(285,859)	(237,793)

Cash and cash equivalents at beginning of period	769,495	317,627
Cash and cash equivalents at end of period	$483,636	$79,834

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three months ended March 31, 2017 and 2016 (Unaudited)

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

Since inception, and through March 31, 2017, we have an accumulated deficit of $105 million and we had cash and cash equivalents of $483,636 as of March 31, 2017. We anticipate incurring additional losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible to advance development of our product candidates with multiple clinical trials starting this fiscal year. We will need additional funds to continue operations for approximately four months beyond the filing date of the Form 10Q. We will need to secure additional operating capital to continue operations beyond the third quarter of 2017 as well as substantial additional funds in order to significantly advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our company or certain of our intellectual property rights.

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

Basis of Presentation.

The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the SEC, for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP. The accounting policies underlying our unaudited interim financial statements are consistent with those underlying our audited annual financial statements. These unaudited interim financial statements should be read in conjunction with the audited annual financial statements as of and for the year ended December 31, 2016, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”).

The accompanying December 31, 2016 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or any other future period.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”).

Use of Estimates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period, and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for fair value measurements in connection with derivative liabilities, and share-based arrangements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

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

Variable Interest Entities.

The Company accounts for the Joint Venture (see Note 7) as a “variable interest entity” and that its equity stake in the Joint Venture is a variable interest, since the total equity investment at risk is not sufficient to permit the Joint Venture to finance its activities without additional subordinated financial support. Further, because of GtreeBNT Co., Ltd’s, a Korean pharmaceutical company (“GtreeBNT”) and a shareholder of the Company, majority equity stake in the Joint Venture, voting control, control of the board of directors, and substantive management rights, and given that the Company does not have the power to direct the Joint Venture’s activities that most significantly impact its economic performance, the Company determined that it is not the primary beneficiary of the Joint Venture and therefore is not required to consolidate the Joint Venture. The Company reports its equity stake in the Joint Venture using the equity method of accounting because, while it does not control the Joint Venture, the Company can exert significant influence over the Joint Venture’s activities by virtue of its large equity stake and its board representation.

Because the Company is not obligated to fund the Joint Venture, and has not provided any financial support to the Joint Venture, the carrying value of its investment in the Joint Venture is zero. As a result, the Company is not recognizing its share (42%) of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point the Company will reduce its share of the Joint Venture’s net income by its share of previously suspended net losses. As of March 31, 2017, because it has not provided any financial support, the Company has no financial exposure as a result of its variable interest in the Joint Venture.

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

Recent Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. In July 2015, the FASB delayed the effective date of this standard by one year. The new standard will be effective for the Company’s reporting year beginning on January 1, 2018, and early adoption of the standard as of January 1, 2017 is permitted. In March 2016, the FASB issued an accounting standard update to clarify the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued an accounting standard update to clarify the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  In May 2016, the FASB issued an accounting standard update to clarify guidance in certain areas and add some practical expedients to the guidance.  The amendments in these 2016 updates do not change the core principle of the previously issued guidance in May 2014. We are currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

In November 2015, the FASB issued new guidance on the balance sheet classification of deferred taxes. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The accounting standard became effective for public business entities for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. The adoption of this guidance did not have an impact on our financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. ASU 2016-02 also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company has determined that the adoption of ASU 2016-02 will currently have no impact on its financial statements.

In March 2016, the FASB issued ASU 2016-07, Equity Method and Joint Ventures, which affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership or degree of influence.   ASU 2016-07 is effective for the Company beginning on January 1, 2017. The Company has determined that the adoption of ASU 2016-07 will currently have no impact on its financial statements.

In March 2016, the FASB issued an accounting standard update which simplified several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The adoption of this standard did not have an impact on our financial statements.

2.	Net Income (Loss) per Common Share

Basic net income (loss) per common share for the three-month periods ended March 31, 2017 and 2016, is based on the weighted-average number of shares of common stock outstanding during the periods. Diluted loss per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred, potentially dilutive shares are excluded because the effect is antidilutive. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the reporting period. The potentially dilutive securities include 27,127,706 shares and 21,704,544 shares in 2017 and 2016, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants. For the period ended March 31, 2017, 19,120,304 dilutive securities related to convertible debt, options and warrants were included in the diluted income per share calculation.

3.	Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) and amortize that cost over the expected term of the grant. We recognized $66,358 and $171,569 in stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively. We expect to recognize the compensation cost related to non-vested options as of March 31, 2017 of $321,845 over the weighted average remaining recognition period of 0.8 years.

We did not issue any stock options during the three months ended March 31, 2017. We used the following forward-looking range of assumptions to value the 940,000 stock options granted to employees, consultants and directors during the three months ended March 31, 2016:

2016

Dividend yield	0.0%
Risk-free rate of return	1.41%
Expected life in years	4.5 - 7
Volatility	87-95%
Forfeiture rate	2.6%

4.	Income Taxes

As of March 31, 2017, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2017; no changes in settled tax years have occurred through March 31, 2017. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

Level 3 — Unobservable inputs.

As of March 31, 2017 and December 31, 2016, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $484,000 and $769,000, respectively, using Level 1 inputs. Our March 31, 2017 and December 31, 2016 balance sheets reflect qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued in March, July and September of 2013 and January 2014 (see Note 6). Our balance sheets also reflect qualifying liabilities related to the issuance of common stock and warrants in our 2016 Offering. Certain price protection anti-dilution features of the Securities Purchase Agreement and Warrants were determined to be embedded derivatives. An independent valuation expert calculated the fair value of the embedded derivatives using a customized Monte Carlo simulation model. We evaluated the derivative liability embedded in the series of convertible notes using the Black Scholes model to determine if an adjustment to the carrying value of the liability was required at March 31, 2017 using the following assumptions.

					2016 Offering	2016 Offering
	March 2013	July 2013	Sept 2013	Jan 2014	Warrants	Shares

Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Risk-free rate of return	1.03%	1.03%	1.03%	1.27%	1.93%	1.93%
Expected life in years	1	1.25	1.45	1.75	4.75	0.34
Volatility	69.5%	78.1%	73.4%	67.0%	75.0%	75.0%

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the three months ended March 31, 2017, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at			Balance at
	December 31,	New	Change in	March 31,
	2016	Issuances	Fair Values	2017

Level 3 -
Derivative liabilities from:
Conversion features
March 2013	$975,000	$-	$(112,500)	$862,500
July 2013	433,334	-	(50,000)	383,334
September 2013	1,391,000	-	(160,500)	1,230,500
January 2014	247,503	-	(36,667)	210,836
Anti-dilution Protection
2016 Offering shares	190,000	-	10,000	200,000
2016 Offering warrants	990,000	-	(190,000)	800,000
Derivative instruments	$4,226,837	$-	$(539,667)	$3,687,170

6.	Convertible Notes

2012 Convertible Notes

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

At any time prior to maturity of the 2012 Notes, with the consent of the holders of a majority in interest of the 2012 Notes, we may prepay the outstanding principal amount of the 2012 Notes plus unpaid accrued interest without penalty. The outstanding principal and all accrued interest on the 2012 Notes will accelerate and automatically become immediately due and payable upon the occurrence of certain events of default.

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

Sinaf S. A. has historically been affiliated with our largest stockholder. The other Investors are members of our Board of Directors including Mr. Finkelstein who serves as our CEO and also the Chairman of our Board of Directors and Dr. Goldstein who also serves as our Chief Scientific Advisor.

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

At any time prior to maturity of the March 2013 Notes, with the consent of the holders of a majority in interest of the March 2013 Notes, we may prepay the outstanding principal amount of the March 2013 Notes plus unpaid accrued interest without penalty. The outstanding principal and all accrued interest on the March 2013 Notes will accelerate and automatically become immediately due and payable upon the occurrence of certain events of default.

The investors in the offering included two directors of the Company, Dr. Goldstein and Joseph C. McNay, an outside director. The principal amounts of their respective March 2013 Notes are as set forth below:

Investor	Note Principal
Joseph C. McNay	$50,000
Allan L. Goldstein	$25,000

The March 2013 Notes contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the March 2013 Notes.  The adjustment would reduce the conversion price of the March 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related March 2013 Notes have been settled. The bifurcated liability of $225,000 was recorded on the date of issuance which resulted in a residual debt value of $0.  The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

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

At any time prior to maturity of the July 2013 Notes, with the consent of the holders of a majority in interest of the July 2013 Notes, we may prepay the outstanding principal amount of the July 2013 Notes plus unpaid accrued interest without penalty. The outstanding principal and all accrued interest on the July 2013 Notes will accelerate and automatically become immediately due and payable upon the occurrence of certain events of default.

The investors in the offering included four directors of the Company, Mr. Finkelstein, Dr. Goldstein, Mr. McNay and L. Thompson Bowles, a former outside director. The principal amounts of their respective July 2013 Notes are as set forth below:

Investor	Note Principal
Joseph C. McNay	$50,000
Allan L. Goldstein	$10,000
J.J. Finkelstein	$5,000
L. Thompson Bowles	$5,000

The July 2013 Notes contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the July 2013 Notes.  The adjustment would reduce the conversion price of the July 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related July 2013 Notes have been settled.  The bifurcated liability of $66,667 was recorded on the date of issuance which resulted in a residual debt value of $33,333. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

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

At any time prior to maturity of the September 2013 Notes, with the consent of the holders of a majority in interest of the September 2013 Notes, we may prepay the outstanding principal amount of the September 2013 Notes plus unpaid accrued interest without penalty. The outstanding principal and all accrued interest on the September 2013 Notes will accelerate and automatically become immediately due and payable upon the occurrence of certain events of default.

The investors in the offering included an affiliate and four directors of the Company. The principal amounts of the affiliate and directors respective September 2013 Notes are as set forth below:

Investor	Note Principal
SINAF S.A.	$150,000
Joseph C. McNay	$100,000
Allan L. Goldstein	$11,000
L. Thompson Bowles	$5,000
R. Don Elsey	$5,000

The September 2013 Notes contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the September 2013 Notes.  The adjustment would reduce the conversion price of the September 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related September 2013 Notes have been settled.  The bifurcated liability of $267,500 was recorded on the date of issuance which resulted in a residual debt value of $53,500. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

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

At any time prior to maturity of the January 2014 Notes, with the consent of the holders of a majority in interest of the January 2014 Notes, we may prepay the outstanding principal amount of the January 2014 Notes plus unpaid accrued interest without penalty. The outstanding principal and all accrued interest on the January 2014 Notes will accelerate and automatically become immediately due and payable upon the occurrence of certain events of default.

The Investors in the offering included three directors of the Company. The principal amounts of their respective Notes are as set forth below:

Investor	Note Principal
Joseph C. McNay	$25,000
Allan L. Goldstein	$10,000
L. Thompson Bowles	$5,000

The January 2014 Notes contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the January 2014 Notes.  The adjustment would reduce the conversion price of the January 2014 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related January 2014 Notes have been settled.  The bifurcated liability of $55,000 was recorded on the date of issuance which resulted in a residual debt value of $0. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended
	March 31, 2017	March 31, 2016

2012 Notes	$3,698	$3,738

March 2013 Notes	13,870	14,024

July 2013 Notes	4,521	4,571

September 2013 Notes	17,150	17,340

January 2014 Notes	3,390	3,428

Total interest expense	$42,629	$43,101

The fair value of the derivative liability is as follows:

	March 31, 2017	December 31, 2016

March 2013 Notes	$862,500	$975,000

July 2013 Notes	383,334	433,334

September 2013 Notes	1,230,500	1,391,000

January 2014 Notes	210,836	247,503

Warrant liability	800,000	990,000

Rights liability	200,000	190,000
Total fair value of derivative liability	$3,687,170	$4,226,837

The change in fair value of derivative liability is as follows:

	For the three months ended
	March 31, 2017	March 31, 2016

March 2013 Notes	$(112,500)	$900,000

July 2013 Notes	(50,000)	416,666

September 2013 Notes	(160,500)	1,337,500

January 2014 Notes	(36,667)	229,168

Warrant liability	(190,000)	-

Rights liability	10,000	-

Total change in fair value of derivative	$(539,667)	$2,883,334

7.	License Agreement

Joint Venture Agreement - ReGenTree

On January 28, 2015, the Company entered into the Joint Venture Agreement with GtreeBNT, a stockholder in the Company. The Joint Venture Agreement provides for the creation of the Joint Venture, jointly owned by the Company and GtreeBNT, which is commercializing RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States and Canada.

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

Under the License Agreement, the Company received $1.0 million in up-front payments and is entitled to receive royalties on the Joint Venture’s future sales of products. On April 6, 2016, we received $250,000 from ReGenTree. The License Agreement was amended in April 2016 to expand the territorial rights to include Canada. The Company is accounting for the License Agreement with the Joint Venture as a revenue arrangement. The Company has determined that the deliverables within the License Agreement, including a delivered element (providing the license) and an undelivered element (participation on the joint development committee), do not have stand-alone value and, as such, are treated as a single unit of accounting. As a result, the Company is recognizing the up-front milestone payments as revenue ratably over the anticipated life of the joint development committee, or 25 years. The joint development committee commenced activities as of April 1, 2015, therefore the Company began recognizing the revenue for the license fee in 2015. Revenue will be recognized for future royalty payments as they are earned.

8.	Stockholders’ Equity

On June 27, 2016, we entered into a Securities Purchase Agreement (“SPA”) with Sabby Healthcare Master Fund, Ltd., and Sabby Volatility Warrant Master Fund, Ltd. (collectively, “Sabby”) pursuant to which we issued an aggregate of 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock, which we refer to as the 2016 Offering.

The Company did not issue any shares of stock or grant stock options during the period ended March 31, 2017.

9.	Commitments

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

Current Financial Status

In June of 2016 we completed the 2016 Offering whereby we raised approximately $1,520,000 which was projected to fund our operations at the current level for approximately four months beyond the date of the filing of the Form 10-Q. We will need to secure additional operating capital to continue operations beyond the third quarter of 2017. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital prior to the end of the third quarter of 2017 and are evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets.

Current Clinical Status

In January 2015, we entered into the Joint Venture Agreement with GtreeBNT whereby we subsequently created ReGenTree, jointly owned by us and GtreeBNT, that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. In conjunction with the Joint Venture Agreement, we also a party to a royalty-bearing License Agreement that grants ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States and Canada. We are entitled to royalties as a percentage of net sales ranging from single digits to low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats of ReGenTree and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent. We currently hold a 42% ownership interest in ReGenTree. This ownership interest may be further reduced to as low as 25% once ReGenTree obtains FDA approval of an NDA for Dry Eye Syndrome in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event ReGenTree is acquired, or a change of control occurs following achievement of an NDA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties.

To date ReGenTree has conducted a Phase 2/3 clinical trial in patients with dry eye syndrome (“DES”) and a Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. In May 2016, we reported the results of the 317-patient Phase 2/3 trial. The FDA approved ReGenTree’s Phase 3 protocol for DES in late summer 2016 and we are currently conducting a second Phase 3 trial that has begun enrolling approximately 500 patients.

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

Consistent with the reduction of ocular discomfort and fluorescein staining at the 28-day follow-up visit, other improvements seen in the RGN-259-treated patients included tear film breakup time and increased tear volume production. Likewise, these improvements were seen at other time points in the study. These results were published Cornea in 2015.

In September 2015, ReGenTree began a Phase 2/3 clinical trial in patients with dry eye syndrome (and a Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. In May 2016, we reported the results of the 317-patient Phase 2/3 dry eye trial. In the trial, RGN-259 demonstrated statistically significant improvements in both signs and symptoms of dry eye with 0.05% and 0.1% RGN-259 compared to placebo in a dose dependent manner during a 28-day dosing period. While the primary outcome measures were not met, several key related pre-specified endpoints and subgroups of patients with more severe dry eye showed statistically significant treatment effects. These results confirm the findings from the previous Phase 2 trial providing clear direction for the clinical regulatory pathway and remaining registration trials for RGN-259. Shortly following the Phase 2/3 trial, the FDA approved ReGenTree’s Phase 3 dry eye protocol and we initiated a second Phase 3 trial that is enrolling approximately 500 patients and is expected to be completed in the fourth quarter of 2017.

Strategic Partnerships

Lee’s Pharmaceuticals. We are a party to a license agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan (the “Lee’s License Agreement”). Lee’s previously filed an investigational new drug application IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's subsequently informed us that it received notice from China's FDA (CFDA) declining its investigational new drug (IND) application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not yet been informed of a projected starting date for Phase 2 trials but expect it to be sometime in mid-2017.

GtreeBNT. We are a party to a license agreement with GtreeBNT for the license of RGN-259 related to certain development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan). Separately, we licensed GtreeBNT the rights to RGN-137 for development in the U.S. and in February 2017 GtreeBNT received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa (EB), a genetic disease that causes severe blistering of the skin and internal organs. The Phase 3 trial will be a randomized, multi-center, double-blind, placebo-controlled study to evaluate the efficacy and safety of RGN-137 topically administered to approximately 200 EB patients at clinical sites throughout the U.S. GtreeBNT will be sponsoring and funding the clinical trial, which is planned to begin in the third quarter of 2017. GtreeBNT is currently our second largest stockholder. GtreeBNT filed an IND with the Korean Ministry of Food and Drug Safety to conduct a Phase 2/3 study with RGN-259 in patients with dry eye syndrome and in July 2015 received approval to conduct the trial. In late 2016 GtreeBNT informed us that it believes marketing approval in the U.S. will allow expedited marketing in Korea, possibly without the need for a clinical trial.

U.S. Joint Venture (ReGenTree, LLC). We are a party to the ReGenTree Joint Venture discussed above in this report.

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

RGN-137

Clinical Development — Epidermolysis Bullosa (EB).  Starting in 2005, we began conducting a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with EB. EB is a genetic disease of approximately 10 gene mutations that results in fragile skin and other epithelial structures (e.g., cornea and GI tract) that can blister spontaneously or separate at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. In severe cases, recurrent blistering and tissue loss may be life threatening. EB has been designated as an “orphan” indication by the FDA’s Office of Orphan Drugs. We closed the Phase 2 trial in late 2011 and we submitted the final report to the FDA in 2014.

Clinical Development — Pressure Ulcers.  In late 2005, we began conducting Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with chronic pressure ulcers, commonly known as bedsores.

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

Clinical Development — Venous Stasis Ulcers. In mid-2006 we began conducting a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with venous stasis ulcers. Venous stasis ulcers are a common type of chronic wound that develops on the ankle or lower leg in patients with chronic vascular disease. In these patients’ blood flow in the lower extremities is impaired leading to venous hypertension, edema (swelling) and mild redness and scaling of the skin that gradually progresses to ulceration. In 2009, we reported final data from that trial. Those results were both clinically and statistically significant.

In February 2017, GtreeBNT received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa, a genetic disease that causes severe blistering of the skin and internal organs. Per the terms of the license agreement with them, GtreeBNT will be sponsoring and funding the clinical trial, which is planned to begin in the third quarter of 2017.

Our Strategy

We seek to maximize the value of our product candidates by advancing their clinical development and then identifying suitable partners for further development, regulatory approval, and marketing. We intend to engage in strategic partnerships with companies with clinical development and commercialization strengths in desired pharmaceutical therapeutic fields. We are actively seeking partners with suitable infrastructure, expertise and a long-term initiative in our medical fields of interest. To that end, we have entered the licensing and joint ventures discussed above.

We previously entered into a strategic partnership for development and marketing of RGN-137 and RGN-352 for specified indications in Europe and other contiguous countries. Currently Alfa Wasserman S.p.A., an Italian pharmaceutical company, our strategic partner, conducts no ongoing development of our products.

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

Critical Accounting Policies

In Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 29, 2017, which we refer to as the Annual Report, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016

Revenues. For the three months ended March 31, 2017, we recorded revenue in the amount of $12,706 related to the recognition of the license fees received from ReGenTree. For the three months ended March 31, 2016, we recorded revenue in the amount of $55,190. $45,088 related to the sale of unformulated Tß4 to GtreeBNT for use in their product development work in Korea and the balance of $10,102 related to the recognition of the license fees received from ReGenTree.

R&D Expenses. For the three months ended March 31, 2017, our R&D expenses decreased by approximately $68,000, or 66%, to $35,000 from $103,000 for the same period in 2016. The decrease results from lower stock options compensation expense (decrease of $56,000) versus the 2016 period which reflected option grants in March 2016 as well as option grants to our scientific advisory board in late 2015. There were no stock option grants during the three months ended March 31, 2017. Additional decreases are also reflected in personnel (decrease of $6,000), consulting (decrease of $1,000) and the absence of allocated overhead (decrease of $5,000) which reflects the transfer of development responsibility and expenses to the ReGenTree joint venture.

G&A Expenses. For the three months ended March 31, 2017, our G&A expenses decreased by approximately $39,000, or 10%, to $366,000, from $405,000 for the same period in 2016. The small overall decrease was comprised of various increases and decreases. Decreases are reflected in stock option compensation expense (decrease of $49,000), facility (decrease $2,000) and personnel related (decrease of $3,000) offset by increases in professional services (increase of $6,000), insurance (increase of $4,000) and overhead allocation (increase of $5,000). We expect that our G&A expenses will remain steady although there could be some increase in travel expenses related to our need to seek additional capital.

Net Income and Net Loss. We recorded net income of $109,340 for the three months ended March 31, 2017, a significant change from the net loss of $3,378,856 recorded in the three months ended March 31, 2016. The 2017 period net income reflects the change in the value of the conversion feature related to the derivative liability related to our convertible debt as well as the reduction of the value of the investor rights associated with the 2016 Offering. The value of this conversion feature is indexed to the share price of our common stock and increases as our share price increases. The share price of our common stock decreased from $0.32 on December 31, 2016 to $0.29 on March 31, 2017, which resulted in a decrease in valuation of our convertible debt derivative component and the recording of an unrealized gain of $539,667 which includes an unrealized gain related to the investor rights associated with the 2016 Offering in the amount $180,000 as certain investor rights will end in early August 2017. In the previous year’s period the share price of our common stock increased from $0.44 on December 31, 2015 to $0.70 on March 31, 2016, which resulted in an increase in valuation of our convertible debt derivative component and the recording of an unrealized loss of $2,883,334.

Liquidity and Capital Resources

Overview

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. Over the past couple of years, we have primarily financed our operations through the sale of a series of convertible promissory notes through private placements with accredited investors and the March and August 2014 private placements of common stock with GtreeBNT as well as our entry into the joint venture with ReGenTree in early 2015. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2016 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.

We had cash and cash equivalents of $483,636 at March 31, 2017. This amount primarily reflects the net proceeds of our 2016 Offering of approximately $1,520,000. Our current cash and cash equivalents should fund our planned operations for approximately four months beyond the filing date of the Form 10-Q. We will need to secure additional operating capital to continue operations beyond the third quarter of 2017. This estimate also does not include receipt of any funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Three Months Ended March 31, 2017 and 2016

Net cash used in operating activities was approximately $286,000 for the three months ended March 31, 2017 compared to approximately $238,000 used in operating activities for the three months ended March 31, 2016. We did not have any investing or financing activities during the three month period ended March 31, 2017 or 2016.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, RegeneRx has active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for ophthalmic trials are, in general, relatively fast, as opposed to most other clinical efforts, top line data from the U.S. Phase 3 dry eye trial are expected in the fall of 2017 and data from the NK study should be available in 2018.

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

Our current capital resources are only sufficient to fund operations for approximately four months beyond the filing date of the Form 10-Q. We will need to secure additional operating capital to continue operations beyond the third quarter of 2017. A sale of common stock and warrants, a convertible instrument or additional partnering of licensed rights are possible sources of operating capital in the future. In addition, the length of time required for clinical trials varies substantially according to the type, complexity, novelty and intended use of a product candidate. Some of the factors that could impact our liquidity and capital needs include, but are not limited to:

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings in addition to a series of five convertible debt placements from October 2012 to January 2014. Most recently, in June of 2016, we raised $1,520,000 by selling 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock to Sabby. We believe our current capital resources will fund our operations for approximately four months beyond the filing date of the Form 10-Q. We will need to secure additional operating capital to continue operations beyond the third quarter of 2017. In April of 2016 we received $250,000 in connection with our License Agreement with ReGenTree.

We have various strategic agreements and license agreements with: GtreeBNT, Alfa Wassermann and Lee’s. These license agreements provide for the opportunity for us to receive milestone payments upon specified commercial events and royalty payments in connection with any commercial sales of the licensed products in the respective territories. However, there are no assurances that we will be able to attain any such milestones or generate any such royalty payments under the agreements.

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

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2017, these cash equivalents were $483,636. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of March 31, 2017, the change in fair value of our financial instruments would not have been material.

Item 4.	Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based upon this evaluation, management has concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Liquidity and Need for Financing

We estimate that our existing capital resources will not be sufficient to fund our operations beyond the third quarter of 2017.

On June 27, 2016, we entered into a SPA with Sabby pursuant to which we received net proceeds of approximately $1,520,000 which was projected to fund our operations at the current level for approximately four months beyond the filing date of the Form 10-Q. We will need to secure additional operating capital to continue operations beyond the third quarter of 2017. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital in 2017 and are evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets which may cause a reduction in the trading price of our common stock.

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

Our failure to successfully address our long-term liquidity requirements would have a material negative impact on our business, including the possibility of surrendering our rights to some technologies or product opportunities, delaying our clinical trials or ceasing our operations. At this time we estimate that our existing capital resources will fund operations for approximately four months beyond the filing date of the Form 10-Q. We will need to secure additional operating capital to continue operations beyond the third quarter of 2017.

We have incurred losses since inception and expect to incur significant losses in the foreseeable future and may never become profitable.

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of March 31, 2017, our accumulated deficit totaled approximately $105 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2016 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, we completed the sale of common stock and warrants to institutional investors and received net proceeds of approximately $1,520,000 and we estimate that our existing capital resources will fund our operations for approximately four months beyond the filing date of the Form 10-Q. We will need to secure additional operating capital to continue operations beyond the third quarter of 2017. Therefore, we are seeking sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

We are a party to several license agreements and a Joint Venture with GtreeBNT. Historically, GtreeBNT’s business focus has been in the IT software industry in Korea with strong IP positions addressing specific software tools and apps such as optimized multimedia software for smart phones. GtreeBNT made a strategic decision in November 2013 to expand into the biopharmaceutical business through selected strategic alliances with biopharmaceutical companies in the U.S. and EU. The collaboration with RegeneRx is the first strategic investment in this initiative. While GtreeBNT has hired executives and staff with significant pharmaceutical experience, the company has no internal drug development experience. As a result, GtreeBNT may face more and different challenges in the development of these product candidates than would more established pharmaceutical companies.

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

Mauro Bove is a member of our Board of Directors, and, until March 31, 2014, was a director and officer of entities affiliated with Sigma-Tau, which collectively make up our largest stockholder group. At this time Mr. Bove remains engaged with Sigma-Tau as a consultant. Sigma-Tau has subsequently merged into Alfa Wassermann, S.p.A. Sigma-Tau previously provided us with significant funding and is also our strategic partner in Europe with respect to the development of certain of our drug candidates. We have issued shares of common stock, convertible promissory notes and common stock warrants to Sigma-Tau and its affiliates in several private placement financing transactions, including as recently as September 2013. We have licensed certain rights to our product candidates generally for the treatment of dermal and internal wounds to Sigma-Tau/Alfa Wassermann. Because of Mr. Bove’s relationship with these entities, there could be a conflict of interest respect to these and other agreements. Any decision in the best interests of Sigma-Tau/Alfa Wassermann may not be in the best interest of our other stockholders.

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

Our success will depend in part on our, or our partners’ ability to obtain, defend and enforce patents, both in the United States and abroad. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. As described elsewhere in this report, we currently do not have adequate financial resources to fund our ongoing business activities substantially beyond 4 months from the filing of the Form 10-Q without additional funding. As a result of our current financial condition, we continuously evaluate our issued patents and patent applications and may decide to limit their therapeutic and/or geographic coverage in an effort to enhance our ability to focus on certain medical conditions and countries within our financial constraints. As a result, we may not be able to protect our intellectual property rights in indications and/or territories that we otherwise would, and, therefore, our ability to commercialize Tß4, if at all, could be substantially limited, which could have a material adverse impact on our future results of operations.

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

For the period from January 1, 2015 through May 12, 2017 the closing price of our common stock has ranged from $0.13 to $0.75, with an average daily trading volume of approximately 57,000 shares. Considering our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

As of March 31, 2017, there were outstanding options to purchase an aggregate of 7,639,961 shares of our common stock under our 2000 and 2010 incentive equity plans at exercise prices ranging from $0.14 per share to $0.64 per share and outstanding warrants to purchase 5,804,412 shares of our common stock at a weighted average exercise price of $0.48 per share (warrants issued in 2016 offering include down round protection until August 3, 2017). In addition to the outstanding options and warrants we have also issued five series of convertible promissory notes which are presently convertible into an aggregate of 13,683,334 shares of our common stock. In October 2012, we sold convertible promissory notes totaling $300,000 that are convertible into 2,000,000 shares of common stock at a conversion price of $0.15 per share. In October 2014, the maturity date of these notes was extended for an additional three years. In 2013, we sold three additional series of convertible promissory notes, which notes totaled $646,000 and are initially convertible into 10,766,667 shares of common stock at a conversion price of $0.06 per share. In January 2014, we sold a fifth series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes issued in 2013 and January 2014 contain down round provisions under which the conversion prices of these notes could be decreased as a result of future equity offerings below the conversion price of the notes. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Condensed Statements of Operations for the three months ended March 31, 2017 and 2016; (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (iv) Notes to Condensed financial statements.

*	Filed herewith.
**	Furnished herewith.

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: May 15, 2017	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)

