Form 10-Q
period 2017-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2017-08-21
CIK 707511

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to __________________.

Commission file number 001-15070

RegeneRx Biopharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-1253406
(State of Incorporation)	(IRS Employer I.D. Number)

15245 Shady Grove Road – Suite 470
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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☑

106,882,759 shares of common stock, par value $0.001 per share, were outstanding as of August 17, 2017.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2017

Part I – Financial Information

Item 1.	Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)	(See Note 1)
ASSETS
Current assets
Cash and cash equivalents	$243,159	$769,495
Prepaid expenses and other current assets	35,926	79,936
Total current assets	279,085	849,431
Property and equipment, net of accumulated depreciation of $93,656 and $92,120	5,683	7,219
Other assets	5,752	5,752
Total assets	$290,520	$862,402

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$63,149	$75,695
Unearned revenue	50,822	50,822
Accrued expenses	285,265	233,239
Convertible promisory note	300,000	300,000
Total current liabilities	699,236	659,756

Long-term liabilities
Unearned revenue	1,504,933	1,530,345
Convertible promisory notes, net of derivative liability	572,933	512,022
Fair value of derivative liabilities	3,222,670	4,226,837
Total liabilities	5,999,772	6,928,960

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 106,882,759 and 106,787,151 issued and outstanding	106,883	106,787
Additional paid-in capital	98,801,861	98,672,368
Accumulated deficit	(104,617,996)	(104,845,713)
Total stockholders' deficit	(5,709,252)	(6,066,558)
Total liabilities and stockholders' deficit	$290,520	$862,402

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$12,706	$12,706	$25,412	$67,896

Operating expenses
Research and development	33,781	60,424	68,697	163,325
General and administrative	281,946	449,931	647,435	854,639
Total operating expenses	315,727	510,355	716,132	1,017,964
Loss from operations	(303,021)	(497,649)	(690,720)	(950,068)
Interest expense	(43,100)	(43,101)	(85,730)	(86,202)
Change in fair value of derivative liabilities	464,500	2,865,000	1,004,167	(18,334)
Net income (loss)	$118,379	$2,324,250	$227,717	$(1,054,604)

Basic net income (loss) per common share	$0.00	$0.02	$0.00	$(0.01)
Diluted net income (loss) per common share	$0.00	$0.02	$0.00	$(0.01)

Weighted average number of common shares outstanding - basic	106,860,292	101,753,214	106,823,924	101,696,653
Weighted average number of common shares outstanding - diluted	125,442,588	122,412,538	125,406,220	101,696,653

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

	For the Six months ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)

Operating activities:
Net income (loss)	$227,717	$(1,054,604)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,536	1,662
Non-cash share-based compensation	114,292	222,862
Offering costs allocated to derivative liabilites	-	214,229
Non-cash interest expense	60,911	61,246
Change in fair value of derivative liabilities	(1,004,167)	18,334
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	44,010	(1,263)
Accounts payable	(12,546)	18,809
Accrued expenses	52,026	62,864
Unearned revenue	(25,412)	227,192
Net cash used in operating activities	(541,633)	(228,669)

Financing activities:
Proceeds from sale of common stock and issuance of warrants net of offering proceeds	-	1,520,000
Proceeds from exercise of common stock options	15,297	-
Cash provided by financing activities	15,297	1,520,000

Net (decrease) increase in cash and cash equivalents	(526,336)	1,291,331

Cash and cash equivalents at beginning of period	769,495	317,627
Cash and cash equivalents at end of period	$243,159	$1,608,958

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three and six months ended June 30, 2017 and 2016 (Unaudited)

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

In 2004, we entered into a strategic partnership for development and marketing of RGN-137 and RGN-352 for specified fields of use in Europe and other contiguous countries with Sigma-Tau Group, which was subsequently acquired by Alfa Wassermann S.p.A., both Italian pharmaceutical companies. Pursuant to the terms of the license, we notified Alfa Wassermann that the license expired by its terms and we, therefore, reacquired rights to our Tß4-based products in the licensed territory. We are currently engaged in discussions to license certain of these assets in the dermatology field (RGN-137). Further, we now control the cardiovascular and neurovascular assets (RGN-352) in the EU and are able to consolidate them with similar assets in the U.S. and other territories in Asia to create a worldwide portfolio that we believe will be more attractive to multi-national pharmaceutical companies.

Since inception, and through June 30, 2017, we have an accumulated deficit of $105 million and we had cash and cash equivalents of $243,159 as of June 30, 2017. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. We will need to secure additional operating capital to continue operations beyond the third quarter of 2017 as well as substantial additional funds in order to significantly advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our company or certain of our intellectual property rights.

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

Basis of Presentation.

The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the SEC, for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The accounting policies underlying our unaudited interim financial statements are consistent with those underlying our audited annual financial statements, but do not include all disclosures including notes required by U.S. GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited annual financial statements as of and for the year ended December 31, 2016, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”).

The accompanying December 31, 2016 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or any other future period.

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

The Company estimates the fair value of its derivative financial instrument using the Black-Scholes option pricing model because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fairly value these instruments. Estimating the fair value of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair value, the Company’s operating results reflect the volatility in these estimate and assumption changes in each reporting period.

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

Variable Interest Entities.

The Company accounts for the Joint Venture (see Note 7) as a “variable interest entity” and that its equity stake in the Joint Venture is a variable interest, since the total equity investment at risk is not sufficient to permit the Joint Venture to finance its activities without additional subordinated financial support. Further, because of GtreeBNT Co. Ltd’s, a Korean pharmaceutical company (“GtreeBNT”) and a shareholder of the Company, majority equity stake in the Joint Venture, voting control, control of the board of directors, and substantive management rights, and given that the Company does not have the power to direct the Joint Venture’s activities that most significantly impact its economic performance, the Company determined that it is not the primary beneficiary of the Joint Venture and therefore is not required to consolidate the Joint Venture. The Company reports its equity stake in the Joint Venture using the equity method of accounting because, while it does not control the Joint Venture, the Company can exert significant influence over the Joint Venture’s activities by virtue of its large equity stake and its board representation.

Because the Company is not obligated to fund the Joint Venture, and has not provided any financial support to the Joint Venture, the carrying value of its investment in the Joint Venture is zero. As a result, the Company is not recognizing its share (42%) of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point the Company will reduce its share of the Joint Venture’s net income by its share of previously suspended net losses. As of June 30, 2017, because it has not provided any financial support and is not obligated to fund the Joint Venture, the Company has no financial exposure as a result of its variable interest in the Joint Venture.

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

Recent Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. In July 2015, the FASB delayed the effective date of this standard by one year. The new standard will be effective for the Company’s reporting year beginning on January 1, 2018, and early adoption of the standard as of January 1, 2017 is permitted. In March 2016, the FASB issued an accounting standard update to clarify the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued an accounting standard update to clarify the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  In May 2016, the FASB issued an accounting standard update to clarify guidance in certain areas and add some practical expedients to the guidance.  The amendments in these 2016 updates do not change the core principle of the previously issued guidance in May 2014. While the Company continues to assess all of the potential impacts of these ASUs, the Company does not expect the implementation of these ASUs to have a significant impact on the Company’s results of operations, financial position and cash flows. The Company will assess the disclosure requirements prescribed by these ASUs in the second half of 2017 and it may be required to expand its disclosures.

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

In March 2016, the FASB issued ASU 2016-07, Equity Method and Joint Ventures, which affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership or degree of influence.   ASU 2016-07 becameeffective for the Company beginning on January 1, 2017. The Company has determined that the adoption of ASU 2016-07 will currently have no impact on its financial statements.

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

Basic net income (loss) per common share for the three and six month periods ended June 30, 2017 and 2016, is based on the weighted-average number of shares of common stock outstanding during the periods. Diluted loss per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred. Potentially dilutive shares are excluded because the effect is antidilutive. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the reporting period. The potentially dilutive securities include 18,582,297 shares and 20,659,324 shares in the three month period ended June 30, 2017 and 2016, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants. For the six month period ended June 30, 2017, 18,582,297 dilutive securities related to convertible debt, options and warrants were included in the diluted income per share calculation.

3.	Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) and amortize that cost over the expected term of the grant. We recognized $47,934 and $51,294 in stock-based compensation expense for the three months ended June 30, 2017 and 2016, respectively, and $114,292 and $222,862 for the six months of 2017 and 2016, respectively. We expect to recognize the compensation cost related to non-vested options as of June 30, 2017 of $273,912 over the weighted average remaining recognition period of 0.84 years.

We did not issue any stock options during the six months ended June 30, 2017. We used the following forward-looking range of assumptions to value the 940,000 stock options granted to employees, consultants and directors during the six months ended June 30, 2016:

2016

Dividend yield	0.0%
Risk-free rate of return	1.41%
Expected life in years	4.5 - 7
Volatility	87-95%
Forfeiture rate	2.6%

4.	Income Taxes

As of June 30, 2017, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2017; no changes in settled tax years have occurred through June 30, 2017. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

As of June 30, 2017 and December 31, 2016, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $243,000 and $769,000, respectively, using Level 1 inputs. Our June 30, 2017 and December 31, 2016 balance sheets reflect qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued in March, July and September of 2013 and January 2014 (see Note 6). Our balance sheet also reflects qualifying liabilities related to the issuance of common stock and warrants in our 2016 Offering. Certain price protection anti-dilution features of the Securities Purchase Agreement and Warrants were determined to be embedded derivatives. These price protection anti-dilution features expire 12 months after the registration statement for these securities was declared effective, therefore these features expire in August 2017. An independent valuation expert calculated the fair value of the embedded derivatives using a customized Monte Carlo simulation model. We evaluated the derivative liability embedded in the series of convertible notes using the Black Scholes model to determine if an adjustment to the carrying value of the liability was required at June 30, 2017 using the following assumptions:

					2016 Offering	2016 Offering
	March 2013	July 2013	Sept 2013	Jan 2014	Warrants	Shares

Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Risk-free rate of return	1.24%	1.24%	1.24%	1.55%	1.89%	1.89%
Expected life in years	0.75	1	1.2	1.5	4.5	0.09
Volatility	18.9%	35.6%	70.2%	86.8%	80.0%	80.0%

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the three months ended June 30, 2017, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at			Balance at
	March 31,	New	Change in	June 30,
	2017	Issuances	Fair Values	2017

Level 3 -
Derivative liabilities from:
Conversion features
March 2013	$862,500	$-	$(75,000)	$787,500
July 2013	383,334	-	(33,334)	350,000
September 2013	1,230,500	-	(107,000)	1,123,500
January 2014	210,836	-	(9,166)	201,670
Anti-dilution Protection
2016 Offering shares	200,000	-	(150,000)	50,000
2016 Offering warrants	800,000	-	(90,000)	710,000
Derivative instruments	$3,687,170	$-	$(464,500)	$3,222,670

6.	Convertible Notes

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

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

2012 Notes	$3,737	$3,738	$7,435	$7,476

March 2013 Notes	14,024	14,024	27,894	28,048

July 2013 Notes	4,571	4,571	9,093	9,142

September 2013 Notes	17,340	17,340	34,490	34,680

January 2014 Notes	3,428	3,428	6,818	6,856

Total	$43,100	$43,101	$85,730	$86,202

The fair value of the derivative liability is as follows:

	June 30, 2017	December 31, 2016

March 2013 Notes	$787,500	$975,000

July 2013 Notes	350,000	433,334

September 2013 Notes	1,123,500	1,391,000

January 2014 Notes	201,670	247,503

Warrant liability	710,000	990,000

Rights liability	50,000	190,000
Total fair value of derivative liability	$3,222,670	$4,226,837

The change in fair value of derivative liability is as follows:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

March 2013 Notes	$(75,000)	$(900,000)	$(187,500)	$-

July 2013 Notes	(33,334)	(416,667)	(83,333)	-

September 2013 Notes	(107,000)	(1,337,500)	(267,500)	-

January 2014 Notes	(9,166)	(210,833)	(45,834)	18,334

Warrant liability	(90,000)	-	(280,000)	-

Rights liability	(150,000)	-	(140,000)	-

Total change in fair value of derivative	$(464,500)	$(2,865,000)	$(1,004,167)	$18,334

7.	License agreement

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

Under the License Agreement, the Company received $1.0 million in up-front payments and is entitled to receive royalties on the Joint Venture’s future sales of products. On April 6, 2016, we received $250,000 from ReGenTree in connection with the amendment of the License Agreement in April 2016 to expand the territorial rights to include Canada. The Company is accounting for the License Agreement with the Joint Venture as a revenue arrangement. The Company has determined that the deliverables within the License Agreement, including a delivered element (providing the license) and an undelivered element (participation on the joint development committee), do not have stand-alone value and, as such, are treated as a single unit of accounting. As a result, the Company is recognizing the up-front milestone payments as revenue ratably over the anticipated life of the joint development committee, or 25 years. The joint development committee commenced activities as of April 1, 2015, therefore the Company began recognizing the revenue for the license fee in 2015. Revenue will be recognized for future royalty payments as they are earned.

8.	Stockholders’ Equity

On June 27, 2016, we entered into a Securities Purchase Agreement (“SPA”) with Sabby Healthcare Master Fund, Ltd., and Sabby Volatility Warrant Master Fund, Ltd. (collectively, “Sabby”) pursuant to which we issued an aggregate of 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock, which we refer to as the 2016 Offering.

The Company issued 95,608 shares of common stock during the six-month period ended June 30, 2017 pursuant to the exercise of stock options granted in December 2011 and April 2012. The Company did not grant any stock options during the six-month period ended June 30, 2017.

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

Current Financial Status

In June of 2016 we completed the 2016 Offering whereby we raised approximately $1,520,000 which has funded our current operations. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital to continue operations beyond the third quarter of 2017. We are evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets.

Current Clinical Status

In January 2015, we entered into the Joint Venture Agreement with GtreeBNT whereby we subsequently created ReGenTree LLC, jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. In conjunction with the Joint Venture Agreement, we also a party to a royalty-bearing License Agreement that grants ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States and Canada. We are entitled to royalties as a percentage of net sales ranging from single digits to low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats of ReGenTree and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent. We currently hold a 42% ownership interest in ReGenTree. This ownership interest may be further reduced to as low as 25% once ReGenTree obtains FDA approval of an NDA for Dry Eye Syndrome in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event ReGenTree is acquired, or a change of control occurs following achievement of an NDA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties.

To date ReGenTree has conducted a Phase 2/3 clinical trial (“ARISE-1”) in patients with dry eye syndrome (“DES”) and is currently conducting Phase 3 clinical trials in patients with DES (“ARISE-2”) and in patients with neurotrophic keratopathy (“NK”) (“SEER-1”), both in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 trial. We have recently completed enrollment and treatment of approximately 600 patients in the ARISE-2 trial.

The NK trial, a smaller study in an orphan population, has enrolled twelve patients thus far, and has several additional patients being screened, with a goal of forty-six. There are currently ten clinical sites for the study, three of which joined in the past six months with several other sites expected in the future. ReGenTree has expanded its efforts to accelerate patient enrollment by offering incentives to each site based on numbers of enrollees as well as payments to referral sites.

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

Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., most of Asia, and Europe; RGN-259 in the EU, and RGN-137, our dermal wound healing gel in the EU. Regarding RGN-259, our goal is to wait until the results are obtained from the current ophthalmic clinical trials before moving into the EU. If successful, this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

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

In September 2015, ReGenTree began the Phase 2/3 ARISE-1 clinical trial in patients with dry eye syndrome (and the Phase 3 SEER-1 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 dry eye trial. In the trial, RGN-259 demonstrated statistically significant improvements in both signs and symptoms of dry eye with 0.05% and 0.1% RGN-259 compared to placebo in a dose dependent manner during a 28-day dosing period. While the primary outcome measures were not met, several key related pre-specified endpoints and subgroups of patients with more severe dry eye showed statistically significant treatment effects. These results confirm the findings from the previous Phase 2 trial providing clear direction for the clinical regulatory pathway and remaining registration trials for RGN-259. Shortly following the ARISE-1 trial, the FDA approved ReGenTree’s Phase 3 ARISE-2 dry eye protocol and we initiated the ARISE-2 trial that enrolled approximately 600 patients. ARISE-2 enrollment and treatment was recently completed and the results are expected to be reported in the fourth quarter of 2017.

Strategic Partnerships

Lee’s Pharmaceuticals.

We are a party to a license agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan (the “Lee’s License Agreement”). Lee’s previously filed an investigational new drug application IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's subsequently informed us that it received notice from China's FDA (CFDA) declining its investigational new drug (IND) application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not yet been informed of a projected starting date for Phase 2 trials but expect it to be sometime in late-2017.

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

RGN-352

During 2009, we completed a Phase 1a and Phase 1b clinical trial evaluating the safety, tolerability and pharmacokinetics of the intravenous administration of RGN-352 in 60 healthy subjects (40 in each group, 20 of whom participated in both Phases). Based on the results of these Phase 1 trials and extensive preclinical efficacy data published in peer-reviewed journals, in the second half of 2010, we began start-up activities for a Phase 2 study to evaluate RGN-352 (Tß4 Injectable Solution) in patients who had suffered an AMI. We had planned to begin enrolling patients in this clinical trial in the second quarter of 2011. However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with the current Good Manufacturing Practice (cGMP) regulations. The manufacturer has since closed its manufacturing facility and filed for bankruptcy protection. The FDA prohibited us from using any of the active drug or placebo formulated by this manufacturer in human trials; consequently, we must have study drug (RGN-352 and RGN-352 placebo) manufactured by a new cGMP-compliant manufacturer in the event we seek to move forward with this trial. While we have identified a qualified manufacturer for RGN-352, we have elected to postpone activities on this trial until the requisite funding or a partner is secured.

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

In February 2017, GtreeBNT received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa, a genetic disease that causes severe blistering of the skin and internal organs. Per the terms of the license agreement with them, GtreeBNT has notified us that it will be sponsoring and funding the clinical trial, which is planned to begin in the third quarter of 2017.

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

In 2004, we entered into a strategic partnership for development and marketing of RGN-137 and RGN-352 for specified fields of use in Europe and other contiguous countries with Sigma-Tau Group, which was subsequently acquired by Alfa Wassermann S.p.A., both Italian pharmaceutical companies. Pursuant to the terms of the license, we notified Alfa Wassermann that the license expired by its terms and we, therefore, reacquired rights to our Tß4-based products in the licensed territory. We are currently engaged in discussions to license certain of these assets in the dermatology field (RGN-137). Further, we now control the cardiovascular and neurovascular assets (RGN-352) in the EU and are able to consolidate them with similar assets in the U.S. and other territories in Asia to create a worldwide portfolio that we believe will be more attractive to multi-national pharmaceutical companies.

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

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016

Revenues. For the three months ended June 30, 2017 and 2016, we recorded revenue in the amount of $12,706 related to the recognition of the license fees received from ReGenTree.

R&D Expenses. For the three months ended June 30, 2017, our R&D expenses decreased by approximately $26,000, or 43%, to $34,000 from $60,000 for the same period in 2016. The decrease results from lower stock option compensation expense (decrease of $14,000) versus the 2016 period which reflected option grants in March 2016 as well as option grants to our scientific advisory board in late 2015. No stock options were grantedduring the three months ended June 30, 2017. Additional decreases are also reflected in personnel (decrease of $5,000) and consulting (decrease of $7,000).

G&A Expenses. For the three months ended June 30, 2017, our G&A expenses decreased by approximately $168,000, or 37%, to $282,000, from $450,000 for the same period in 2016. The overall decrease reflects the absence of offering expenses related to our 2016 Offering of approximately $214,000 as well asvarious other increases and decreases. Decreases are reflected in facility (decrease $3,000) offset by increases in professional services (increase of $32,000), insurance (increase of $4,000), personnel related (increase of $2,000) and stock option compensation (increase of $11,000). We expect that our G&A expenses will remain steady although there could be some increase in travel expenses related to our need to seek additional capital.

Net Income. We recorded net income of $118,379 for the three months ended June 30, 2017, a significant change from net income of $2,324,250 recorded in the three months ended June 30, 2016. The 2017 period net income reflects the change in the value of the conversion feature related to the derivative liability related to our convertible debt as well as the reduction of the value of the investor rights associated with the 2016 Offering. The value of this conversion feature is indexed to the share price of our common stock and increases as our share price increases. The share price of our common stock decreased from $0.29 on March 31, 2017 to $0.27 on June 30, 2017, which resulted in a decrease in valuation of our convertible debt derivative component and the recording of an unrealized gain of $464,500 which includes an unrealized gain related to the investor rights associated with the 2016 Offering in the amount $240,000 as certain investor rights will end in August 2017. In the previous year’s period the share price of our common stock decreased from $0.70 on March 31, 2016 to $0.46 on June 30, 2016, which resulted in a decrease in valuation of our convertible debt derivative component and the recording of an unrealized gain of $2,865,000.

Comparison of the six months ended June 30, 2017 and 2016

Revenues. For the six months ended June 30, 2017, we recorded revenue in the amount of $25,412 related to the recognition of the license fees received from ReGenTree. For the six months ended June 30, 2016, we recorded revenue in the amount of $67,896, $45,088 related to the sale of unformulated Tß4 to GtreeBNT for use in their product development work in Korea and the balance of $22,808 related to the recognition of the license fees received from ReGenTree.

R&D Expenses. For the six months ended June 30, 2017, our R&D expenses decreased by approximately $94,000 or 58%, to $69,000 from $163,000 for the same period in 2016. The decrease results from lower stock option compensation expense (decrease of $71,000) versus the 2016 period which reflected option grants in March 2016 as well as option grants to our scientific advisory board in late 2015. There were no stock option grants during the six months ended June 30, 2017. Additional decreases are also reflected in personnel (decrease of $10,000), consulting (decrease of $8,000) and the absence of allocated overhead (decrease of $5,000) which reflects the transfer of development responsibility and expenses to the ReGenTree joint venture.

G&A Expenses. For the six months ended June 30, 2017, our G&A expenses decreased by approximately $208,000, or 24%, to $647,000 from $855,000 for the same period in 2016. The decrease reflects the absence of offering expenses related to our 2016 Offering of approximately $214,000 as well as various other increases and decreases. Decreases are reflected in stock option compensation expense (decrease of $38,000), facility (decrease $4,000) and overhead allocation (decrease of $25,000) offset by increases in professional services (increase of $38,000), insurance (increase of $8,000), travel (increase of $2,000), Contributions (increase of $5,000) and investor relations (increase of $22,000). We expect that our G&A expenses will remain steady although there could be some increase in travel expenses related to our need to seek additional capital.

Net Income and Net Loss. We recorded net income of $227,718 for the six months ended June 30, 2017, a significant change from the net loss of $1,054,604 recorded in the six months ended June 30, 2016. The 2017 period net income reflects the change in the value of the conversion feature related to the derivative liability related to our convertible debt as well as the reduction of the value of the investor rights associated with the 2016 Offering. The value of this conversion feature is indexed to the share price of our common stock and increases as our share price increases. The share price of our common stock decreased from $0.32 on December 31, 2016 to $0.27 on June 30, 2017, which resulted in a decrease in valuation of our convertible debt derivative component and the recording of an unrealized gain of $1,004,167 which includes an unrealized gain related to the investor rights associated with the 2016 Offering in the amount $420,000 as certain investor rights will end in early August 2017. In the previous year’s period the share price of our common stock increased from $0.44 on December 31, 2015 to $0.46 on June 30, 2016, which resulted in an increase in valuation of our convertible debt derivative component and the recording of an unrealized loss of $18,334.

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

We had cash and cash equivalents of $243,159 at June 30, 2017. This amount primarily reflects the remaining proceeds of our 2016 Offering of approximately $1,520,000. We will need to secure additional operating capital to continue operations beyond the third quarter of 2017. We may also receive funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Six Months Ended June 30, 2017 and 2016

Net cash used in operating activities was approximately $542,000 for the six months ended June 30, 2017 compared to approximately $229,000 used in operating activities for the six months ended June 30, 2016. The 2016 cash used in operating activities reflects the receipt in April 2016 of $250,000 associated with the expansion of territorial rights under the RGN-259 License agreement with ReGenTree. In 2017, we received proceeds of $15,297 pursuant to the exercise of stock options issued in previous reporting periods. In June 2016, we received net proceeds of approximately $1,520,000 from the sale of common stock and warrants to institutional investors. We did not have any financing activities during the six-month period ended June 30, 2017.

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

Our current capital resources are limited therefore we will need to secure additional operating capital to continue operations beyond the third quarter of 2017. A sale of common stock and warrants, a convertible instrument or additional partnering of licensed rights are possible sources of operating capital in the future. In addition, the length of time required for clinical trials varies substantially according to the type, complexity, novelty and intended use of a product candidate. Some of the factors that could impact our liquidity and capital needs include, but are not limited to:

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

We have various strategic agreements and license agreements with: GtreeBNT, ReGenTree and Lee’s. These license agreements provide for the opportunity for us to receive milestone payments upon specified commercial events and royalty payments in connection with any commercial sales of the licensed products in the respective territories. However, there are no assurances that we will be able to attain any such milestones or generate any such royalty payments under the agreements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2017, these cash equivalents were $243,159. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of June 30, 2017, the change in fair value of our financial instruments would not have been material.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based upon this evaluation, management has concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 27, 2016, we entered into a SPA with Sabby pursuant to which we received net proceeds of approximately $1,520,000 which has been used to fund our current operations. We continuously monitor our cash use as well as the clinical timelines and we will need to secure additional operating capital to continue operations beyond the third quarter of 2017. We are currently evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets which may cause a reduction in the trading price of our common stock.

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

Our failure to successfully address our long-term liquidity requirements would have a material negative impact on our business, including the possibility of surrendering our rights to some technologies or product opportunities, delaying our clinical trials or ceasing our operations. At this time we will need to secure additional operating capital to continue operations beyond the third quarter of 2017.

We have incurred losses since inception and expect to incur significant losses in the foreseeable future and may never become profitable.

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of June 30, 2017, our accumulated deficit totaled approximately $105 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2016 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, we completed the sale of common stock and warrants to institutional investors and received net proceeds of approximately $1,520,000. We will need to secure additional operating capital to continue operations beyond the third quarter of 2017. Therefore, we are seeking sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Mauro Bove is a member of our Board of Directors, and, until March 31, 2014, was a director and officer of entities affiliated with Sigma-Tau, which collectively make up our largest stockholder group. At this time Mr. Bove remains engaged with Sigma-Tau as a consultant. Sigma-Tau has subsequently merged into Alfa Wassermann, S.p.A. Sigma-Tau previously provided us with significant funding. We have issued shares of common stock, convertible promissory notes and common stock warrants to Sigma-Tau and its affiliates in several private placement financing transactions, including as recently as September 2013. We had previously licensed certain rights to our product candidates generally for the treatment of dermal and internal wounds to Sigma-Tau/Alfa Wassermann which license terminated pursuant to its terms. Because of Mr. Bove’s relationship with Sigma-Tau, there could be a conflict of interest respect to these relationships between the Company and stockholders currently or previously affiliated with Sigma-Tau. Any decision in the best interests of Sigma-Tau/Alfa Wassermann may not be in the best interest of our other stockholders.

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

Our success will depend in part on our, or our partners’ ability to obtain, defend and enforce patents, both in the United States and abroad. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. As described elsewhere in this report, we currently do not have adequate financial resources to fund our ongoing business activities beyond the third quarter of 2017 without additional funding. As a result of our current financial condition, we continuously evaluate our issued patents and patent applications and may decide to limit their therapeutic and/or geographic coverage in an effort to enhance our ability to focus on certain medical conditions and countries within our financial constraints. As a result, we may not be able to protect our intellectual property rights in indications and/or territories that we otherwise would, and, therefore, our ability to commercialize Tß4, if at all, could be substantially limited, which could have a material adverse impact on our future results of operations.

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

For the period from January 1, 2015 through August 14, 2017 the closing price of our common stock has ranged from $0.13 to $0.75, with an average daily trading volume of approximately 55,000 shares. Considering our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our officers, directors and principal stockholders together control approximately 49.8% of our outstanding common stock. Included in this group is Sigma-Tau (merged with Alfa Wassermann S.p.A.) and its affiliates, which together hold outstanding shares representing approximately 28.1% of our outstanding common stock and GtreeBNT which owns approximately 18.3% of our outstanding common stock. These stockholders also hold options, warrants, convertible promissory notes and stock purchase rights that provide them with the right to acquire significantly more shares of common stock. Accordingly, if these stockholders acted together they could control the outcome of all stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

As of June 30, 2017, there were outstanding options to purchase an aggregate of 7,435,188 shares of our common stock under our 2000 and 2010 incentive equity plans at exercise prices ranging from $0.14 per share to $0.64 per share and outstanding warrants to purchase 5,804,412 shares of our common stock at a weighted average exercise price of $0.48 per share (warrants issued in 2016 offering include down round protection until August 3, 2017). In addition to the outstanding options and warrants we have also issued five series of convertible promissory notes which are presently convertible into an aggregate of 13,683,334 shares of our common stock. In October 2012, we sold convertible promissory notes totaling $300,000 that are convertible into 2,000,000 shares of common stock at a conversion price of $0.15 per share. In October 2014, the maturity date of these notes was extended for an additional three years. In 2013, we sold three additional series of convertible promissory notes, which notes totaled $646,000 and are initially convertible into 10,766,667 shares of common stock at a conversion price of $0.06 per share. In January 2014, we sold a fifth series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes issued in 2013 and January 2014 contain down round provisions under which the conversion prices of these notes could be decreased as a result of future equity offerings below the conversion price of the notes. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2017 and December 31, 2016; (ii) Condensed Statements of Operations for the three and six months ended June 30, 2017 and 2016; (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (iv) Notes to Condensed financial statements.

*	Filed herewith. Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

**	Furnished herewith. This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date:	August 21, 2017	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)

