Form 10-Q
period 2017-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2017-11-14
CIK 707511

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

109,789,703 shares of common stock, par value $0.001 per share, were outstanding as of November 10, 2017.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2017

Part I – Financial Information

Item 1.	Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)	(See Note 1)
ASSETS
Current assets
Cash and cash equivalents	$191,232	$769,495
Prepaid expenses and other current assets	22,183	79,936
Total current assets	213,415	849,431
Property and equipment, net of accumulated depreciation of $94,412 and $92,120	4,927	7,219
Other assets	5,752	5,752
Total assets	$224,094	$862,402

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$50,200	$75,695
Unearned revenue	64,776	50,822
Accrued expenses	303,544	233,239
Convertible promisory note	300,000	300,000
Total current liabilities	718,520	659,756

Long-term liabilities
Unearned revenue	1,777,110	1,530,345
Convertible promisory notes, net of derivative liability	603,894	512,022
Fair value of derivative liabilities	3,154,503	4,226,837
Total liabilities	6,254,027	6,928,960

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 106,882,759 and 106,787,151 issued and outstanding	106,883	106,787
Additional paid-in capital	99,839,831	98,672,368
Accumulated deficit	(105,976,647)	(104,845,713)
Total stockholders' deficit	(6,029,933)	(6,066,558)
Total liabilities and stockholders' deficit	$224,094	$862,402

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$13,869	$12,706	$39,281	$80,602

Operating expenses
Research and development	39,443	50,061	108,140	213,387
General and administrative	416,606	341,224	1,064,040	1,195,862
Total operating expenses	456,049	391,285	1,172,180	1,409,249
Loss from operations	(442,180)	(378,579)	(1,132,899)	(1,328,647)
Interest expense	(43,576)	(43,577)	(129,306)	(129,779)
Change in fair value of derivative liabilities	(872,896)	1,283,833	131,271	1,265,499
Net (loss) income	$(1,358,652)	$861,677	$(1,130,934)	$(192,927)

Basic net (loss) income per common share	$(0.01)	$0.01	$(0.01)	$(0.00)
Diluted net (loss) income per common share	$(0.01)	$0.01	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic	106,882,759	101,787,151	106,843,751	103,405,871
Weighted average number of common shares outstanding - diluted	106,882,759	127,489,808	106,843,751	103,405,871

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

	For the nine months ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(1,130,934)	$(192,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,292	2,494
Non-cash share-based compensation	211,199	289,220
Offering costs allocated to derivative liabilities	-	214,229
Non-cash interest expense	91,872	92,207
Change in fair value of derivative liabilities	107,666	24,501
Change in fair value of derivative liabilities - 2016 Offering	(238,937)	(1,290,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	57,753	(102,319)
Accounts payable	(25,495)	(50,003)
Accrued expenses	70,305	21,859
Unearned revenue	260,719	214,486
Net cash used in operating activities	(593,560)	(776,253)

Financing activities:
Proceeds from sale of common stock and issuance of warrants net of offering proceeds	-	1,520,000
Proceeds from exercise of common stock options	15,297	-
Net cash provided by financing activities	15,297	1,520,000

Net (decrease) increase in cash and cash equivalents	(578,263)	743,747

Cash and cash equivalents at beginning of period	769,495	317,627
Cash and cash equivalents at end of period	$191,232	$1,061,374

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Fair value of 2016 Offering warrant reclassified to equity	$941,063	$-

Fair value of warrants issued to placement agent	$-	$83,799

Fair value of derivative liabilities issued	$-	$1,630,000

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three and nine months ended September 30, 2017 and 2016 (Unaudited)

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

Management Plans to Address Operating Conditions.

Our strategy is aimed at being capital efficient while leveraging our portfolio of clinical assets by seeking strategic relationships with organizations with clinical development capabilities including development capital. Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until satisfactory results are obtained from the current ophthalmic clinical program in the U.S. before moving into the EU. This should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

In 2004, we entered into a strategic partnership for development and marketing of RGN-137 and RGN-352 for specified fields of use in Europe and other contiguous countries with Sigma-Tau Group, which was subsequently acquired by Alfa Wassermann S.p.A., both Italian pharmaceutical companies. Pursuant to the terms of the license, we notified Alfa Wassermann that the license expired by its terms and we, therefore, reacquired rights to our Tß4-based products in the licensed territory. In August 2017, the Company amended the License Agreement for RGN-137 held by GtreeBNT. Under the amendment the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. Further, we now control the cardiovascular and neurovascular assets (RGN-352) in the EU and are able to consolidate them with similar assets in the U.S. and other territories in Asia to create a worldwide portfolio that we believe will be more attractive to multi-national pharmaceutical companies.

Since inception, and through September 30, 2017, we have an accumulated deficit of $106 million and we had cash and cash equivalents of $191,232 as of September 30, 2017. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. In August 2017, we amended the RGN-137 License Agreement with GtreeBNT in exchange for a series of three payments, the first of which was received in September 2017. This payment, plus the two additional payments due under the amendment, will fund planned operations into the second quarter 2018. We will need to secure additional operating capital to continue operations beyond the second quarter of 2018 as well as substantial additional funds in order to significantly advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our Company or certain of our intellectual property rights.

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

The accompanying December 31, 2016 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or any other future period.

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

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including warrants that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. In certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in the Company’s financial statements. In other instances, these instruments are classified as equity instruments in the Company’s financial statements.

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

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and when revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. We recognize revenue using the relative performance method provided that the we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the relative performance method, as of each reporting period.

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

Variable Interest Entities.

The Company accounts for the Joint Venture (see Note 7) as a “variable interest entity” and that its equity stake in the Joint Venture is a variable interest, since the total equity investment at risk is not sufficient to permit the Joint Venture to finance its activities without additional subordinated financial support. Further, because of GtreeBNT Co. Ltd.’s, a Korean pharmaceutical company (“GtreeBNT”) and a shareholder of the Company, majority equity stake in the Joint Venture, voting control, control of the board of directors, and substantive management rights, and given that the Company does not have the power to direct the Joint Venture’s activities that most significantly impact its economic performance, the Company determined that it is not the primary beneficiary of the Joint Venture and therefore is not required to consolidate the Joint Venture. The Company reports its equity stake in the Joint Venture using the equity method of accounting because, while it does not control the Joint Venture, the Company can exert significant influence over the Joint Venture’s activities by virtue of its large equity stake and its board representation.

Because the Company is not obligated to fund the Joint Venture, and has not provided any financial support to the Joint Venture, the carrying value of its investment in the Joint Venture is zero. As a result, the Company is not recognizing its share (42%) of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point the Company will reduce its share of the Joint Venture’s net income by its share of previously suspended net losses. As of September 30, 2017, because it has not provided any financial support and is not obligated to fund the Joint Venture, the Company has no financial exposure as a result of its variable interest in the Joint Venture.

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

Recent Accounting Pronouncements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. In July 2015, the FASB delayed the effective date of this standard by one year. The new standard will be effective for the Company’s reporting year beginning on January 1, 2018. In March 2016, the FASB issued an accounting standard update to clarify the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued an accounting standard update to clarify the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  In May 2016, the FASB issued an accounting standard update to clarify guidance in certain areas and add some practical expedients to the guidance.  The amendments in these 2016 updates do not change the core principle of the previously issued guidance in May 2014. While the Company continues to assess all of the potential impacts of these ASUs, the Company does not expect the implementation of these ASUs to have a significant impact on the Company’s results of operations, financial position and cash flows.

In November 2015, the FASB issued new guidance on the balance sheet classification of deferred taxes. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The accounting standard became effective for public business entities for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. The adoption of this guidance did not have a significant impact on our financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities. The accounting standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.  In addition, it includes a clarification related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The adoption of this guidance in 2017 did not have a significant impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. ASU 2016-02 also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company has determined that the adoption of ASU 2016-02 will currently not have a significant impact on its financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The Company is evaluating the impact of ASU 2017-09.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this Update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock.  Part II of this Update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and years, beginning after December 15, 2018.  Early adoption is permitted for all entities, including adoption in an interim period. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

2.	Net Income (Loss) per Common Share

Basic net income (loss) per common share for the three and nine-month periods ended September 30, 2017 and 2016, is based on the weighted-average number of shares of common stock outstanding during the periods. Diluted loss per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred. Potentially dilutive shares are excluded because the effect is antidilutive. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the reporting period. The potentially dilutive securities include 18,576,046 and 20,702,657 shares in the three-month periods ended September 30, 2017 and 2016, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants.

3.	Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) and amortize that cost over the expected term of the grant. We recognized $96,907 and $66,358 in stock-based compensation expense for the three months ended September 30, 2017 and 2016, respectively, and $211,199 and $289,220 for the nine months ended September 30, 2017 and 2016, respectively.

We issued 1,000,000 stock options to employees, consultants and directors during the nine months ended September 30, 2017. We used the following forward-looking range of assumptions to value these stock options as well as 940,000 stock options granted to employees, consultants and directors during the nine months ended September 30, 2016:

	2017	2016

Dividend yield	0.0%	0.0%
Risk-free rate of return	1.73%	1.41%
Expected life in years	5.88	4.5 - 7
Volatility	90%	87-95%
Forfeiture rate	2.6%	2.6%

A summary of the Company’s stock options for the nine months ended September 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding, December 30, 2016	7,698,711	$0.29
Granted	1,000,000	$0.28
Exercised	(95,608)	$0.16
Forfeited	(544,315)	$0.31
Options Outstanding, September 30, 2017	8,058,788	$0.29	4.2 years	$322,352
Vested and unvested but expected to vest, September 30, 2017	7,944,755	$0.30	4.2 years	$238,343
Exercisable at September 30, 2017	6,336,288	$0.27	3.4 years	$380,177

The average expected life was determined using historical data. We expect to recognize the compensation cost related to non-vested options as of September 30, 2017 of $372,893 over the weighted average remaining recognition period of 1.11 years.

4.	Income Taxes

As of September 30, 2017, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2017; no changes in settled tax years have occurred through September 30, 2017. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

Level 3 — Unobservable inputs.

As of September 30, 2017 and December 31, 2016, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $191,000 and $769,000, respectively, using Level 1 inputs. Our September 30, 2017 and December 31, 2016 balance sheets reflect qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued in March, July and September of 2013 and January 2014 (see Note 6). Our December 31, 2016 balance sheet also reflects qualifying liabilities related to the issuance of common stock and warrants in our 2016 Offering. Certain price protection anti-dilution features of the Securities Purchase Agreement and Warrants issued in connection with our 2016 Offering were determined to be embedded derivatives. These price protection anti-dilution features expired in August 2017, 12 months after the registration statement for these securities was declared effective, and the fair value of the 2016 Offering warrants of $941,063 was reclassified to equity. We evaluated the derivative liability embedded in the series of convertible notes using the Black-Scholes model to determine if an adjustment to the carrying value of the liability was required at September 30, 2017 using the following assumptions:

	March 2013	July 2013	Sept 2013	Jan 2014

Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate of return	1.18%	1.31%	1.31%	1.31%
Expected life in years	0.5	0.75	0.95	1.25
Volatility	18.4%	20.2%	22.3%	41.5%

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the three months ended September 30, 2017, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at				Balance at
	June 30,	New	Change in		September 30,
	2017	Issuances	Fair Values	Reclassifications	2017

Level 3 -
Derivative liabilities from:
Conversion features
March 2013	$787,500	$-	$225,000	$-	$1,012,500
July 2013	350,000	-	100,000	-	450,000
September 2013	1,123,500	-	321,000	-	1,444,500
January 2014	201,670	-	45,833	-	247,503
Anti-dilution Protection
2016 Offering shares	50,000	-	(50,000)	-	-
2016 Offering warrants	710,000	-	231,063	(941,063)	-
Derivative instruments	$3,222,670	$-	$872,896	$(941,063)	$3,154,503

6.	Convertible Notes

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

During 2014, the Company amended the existing October 2012 convertible debt agreement with the lenders, solely to extend the due date of the principal and accrued unpaid interest until October 19, 2017. No other terms of the original debt were amended or modified, and the lenders did not reduce the borrowed amount or change the interest rate of the debt. The Company considered the restructuring a troubled debt restructuring as a result of the Company’s financial condition (see Note 1 discussion of “going concern”). At the date of the amendment, all existing debt discounts and deferred financing fees were fully amortized and the amendment did not involve any additional fees paid to the lender or third parties; as such there was no gain recognized as a result of the amendment. The 2012 Notes matured, and the holders elected to convert the note balances and accrued interest into common stock and also exercise the associated warrants in October 2017.

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

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

2012 Notes	$3,782	$3,782	$11,217	$11,258

March 2013 Notes	14,178	14,178	42,072	42,226

July 2013 Notes	4,621	4,621	13,714	13,763

September 2013 Notes	17,530	17,530	52,020	52,210

January 2014 Notes	3,465	3,466	10,283	10,322

Total	$43,576	$43,577	$129,306	$129,779

The fair value of the derivative liability is as follows:

	September 30, 2017	December 31, 2016

March 2013 Notes	$1,012,500	$975,000

July 2013 Notes	450,000	433,334

September 2013 Notes	1,444,500	1,391,000

January 2014 Notes	247,503	247,503

Warrant liability	-	990,000

Rights liability	-	190,000

Total fair value of derivative liability	$3,154,503	$4,226,837

The change in fair value of derivative liability is as follows:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

March 2013 Notes	$225,000	$(300,000)	$37,500	$(300,000)

July 2013 Notes	100,000	(133,333)	16,666	(133,333)

September 2013 Notes	321,000	(428,000)	53,500	(428,000)

January 2014 Notes	45,833	(82,500)	-	(64,166)

Warrant liability	231,063	(380,000)	(48,937)	(380,000)

Rights liability	(50,000)	40,000	(190,000)	40,000

Total change in fair value of derivative	$872,896	$(1,283,833)	$(131,271)	$(1,265,499)

7.	License Agreement

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

The Company issued 95,608 shares of common stock during the nine-month period ended September 30, 2017 pursuant to the exercise of stock options granted in December 2011 and April 2012. The Company also granted 1,000,000 stock options to employees, consultants and directors during the nine months ended September 30, 2017. In August 2017 certain price protection anti-dilution features of the shares and warrants issued in connection with our 2016 Offering expired and the fair value of the 2016 Offering warrants of $941,063 was reclassified to equity.

9.	Commitments

In February 2017, we amended our office lease agreement and the term was extended through July 2020. During the extended term our rental payments will average approximately $4,000 per month.

10.	Subsequent Event

In October 2017, at note maturity, the holders of the 2012 Convertible Notes elected to convert the note principal and accrued interest into shares of common stock. The note holders also elected to exercise the warrants issued with the 2012 Convertible Notes. As a result, the Company issued 2,906,944 shares of common stock.

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

Current Financial Status

In June 2016 we completed the 2016 Offering whereby we raised approximately $1,520,000 which was used to fund ongoing operations. In August 2017 we amended the RGN-137 License Agreement with GtreeBNT in exchange for a series of three payments, the first of which was received in September 2017. This payment plus the two additional payments due under the amendment will fund planned operations into the second quarter 2018. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital to continue operations beyond the second quarter 2018. We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets.

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

To date ReGenTree has sponsored a Phase 2/3 clinical trial (“ARISE-1”) and a Phase 3 clinical trial in patients with dry eye syndrome (“DES”) (“ARISE-2”) and in patients with neurotrophic keratopathy (“NK”) (“SEER-1”), all in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 trial and in October 2017, we reported the results of the ARISE-2 trial. The ARISE-2 study, which was conducted together with Ora, Inc., demonstrated a number of statistically significant improvements in both signs and symptoms of dry eye syndrome with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. ReGenTree is proceeding with its RGN-259 development plan and intends to meet with the FDA as soon as practicable.

The NK trial, a smaller study in an orphan population, has enrolled sixteen patients thus far, and has several additional patients being screened, with a goal of forty-six. There are currently ten clinical sites for the study, three of which joined in the past six months with several other sites expected in the future. ReGenTree has expanded its efforts to accelerate patient enrollment by offering incentives to each site based on numbers of enrollees as well as payments to referral sites.

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

In February 2017, our licensee for RGN-137, GtreeBNT, received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa (EB), a genetic disease that causes severe blistering of the skin and internal organs. The Phase 3 trial, when and if conducted, will be a randomized, multi-center, double-blind, placebo-controlled study to evaluate the efficacy and safety of RGN-137 topically administered to approximately 200 EB patients. In August 2017, the Company amended the License Agreement for RGN-137 held by GtreeBNT. Under the amendment the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. The expanded territory is expected to facilitate enrollment of the planned Phase 3 clinical trial.

Currently, we have active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., most of Asia, and Europe; RGN-259 in the EU. In August 2017 we amended the RGN-137 License Agreement with GtreeBNT, expanding the territory to include Europe, Canada, South Korea, Australia and Japan. Regarding RGN-259, our goal is to wait until satisfactory results are obtained from the current ophthalmic clinical program in the U.S. before moving into the EU. This should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

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

The ARISE-2 study, which was conducted together with Ora, Inc., demonstrated a number of statistically significant improvements in both signs and symptoms of dry eye syndrome with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. ReGenTree is proceeding with its RGN-259 development plan and intends to meet with the FDA as soon as practicable.

Strategic Partnerships

Lee’s Pharmaceuticals.

We are a party to a license agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan (the “Lee’s License Agreement”). Lee’s previously filed an investigational new drug application IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's subsequently informed us that it received notice from China's FDA (CFDA) declining its investigational new drug (IND) application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not yet been informed of a projected starting date for Phase 2 trials.

GtreeBNT.

We are a party to a license agreement with GtreeBNT for the license of RGN-259 related to certain development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan). Separately, we licensed GtreeBNT the rights to RGN-137 which was recently amended as discussed above. GtreeBNT is currently our second largest stockholder. GtreeBNT filed an IND with the Korean Ministry of Food and Drug Safety to conduct a Phase 2/3 study with RGN-259 in patients with dry eye syndrome and in July 2015 received approval to conduct the trial. In late 2016 GtreeBNT informed us that it believes marketing approval in the U.S. will allow expedited marketing in Korea, possibly without the need for a clinical trial.

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

In February 2017, GtreeBNT received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa, a genetic disease that causes severe blistering of the skin and internal organs. Per the terms of the license agreement with them, GtreeBNT will be sponsoring and funding the clinical trial.

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

In 2004, we entered into a strategic partnership for development and marketing of RGN-137 and RGN-352 for specified fields of use in Europe and other contiguous countries with Sigma-Tau Group, which was subsequently acquired by Alfa Wassermann S.p.A., both Italian pharmaceutical companies. Pursuant to the terms of the license, we notified Alfa Wassermann that the license expired by its terms and we, therefore, reacquired rights to our Tß4-based products in the licensed territory. In August 2017, the Company amended the License Agreement for RGN-137 held by GtreeBNT. Under the amendment the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. Further, we now control the cardiovascular and neurovascular assets (RGN-352) in the EU and are able to consolidate them with similar assets in the U.S. and other territories in Asia to create a worldwide portfolio that we believe will be more attractive to multi-national pharmaceutical companies.

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

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

Revenues. For the three months ended September 30, 2017 we recorded revenue in the amount of $14,000 versus $13,000 recorded in the comparable 2016 period. The small increase represents revenue related to the recent amendment of the RGN-137 License Agreement held by GtreeBNT with the balance related to the recognition of the license fees received from ReGenTree.

R&D Expenses. For the three months ended September 30, 2017, our R&D expenses decreased by approximately $11,000, or 22% to $39,000 from $50,000 for the same period in 2016. The decrease results from lower costs for personnel (decrease of $4,000) and consulting (decrease of $7,000) as well as allocations (decrease of $6,000) which were partially offset by an increase in stock option compensation expense (increase of $6,000) versus the 2016 period.

G&A Expenses. For the three months ended September 30, 2017, our G&A expenses increased by approximately $76,000, or 22% to $417,000, from $341,000 for the same period in 2016. The overall increase results primarily from an increase in tax expense (increase of $50,000) and stock option compensation expense (increase of $25,000). Additional increases are reflected in facility (increase $5,000), professional services (increase of $8,000), insurance (increase of $5,000), and sponsorship (increase of $5,000). These increases were offset by a decrease in investor relations (decrease of $22,000). The tax expense recorded in the 2017 period primarily relates to the recording of a deferred tax credit resulting from the withholding of certain amounts from the initial payment received under the RGN-137 License Agreement amendment. The withholding is mandated under a United States of America and The Republic of Korea Tax treaty entered into in 1976. We expect that our G&A expenses will remain steady although there could be some increase in travel expenses related to our need to seek additional capital.

Net Income and Net Loss. Our Statements of Operations reflects a net loss of $1,358,652 for the quarter ended September 30, 2017, as opposed to net income of $861,677 for the quarter ended September 30, 2016. The 2017 period net loss reflects the change in the value of the conversion feature related to the derivative liability component of our convertible debt as well as the reduction of the value of the investor rights associated with the 2016 Offering which expired in August 2017. The value of this conversion feature is indexed to the share price of our common stock. The share price of our common stock increased from $0.27 on June 30, 2017 to $0.33 on September 30, 2017, which resulted in an increase in valuation of our convertible debt derivative component and the recording of an unrealized loss of $872,896 which includes an unrealized loss related to the investor rights associated with the 2016 Offering as certain investor rights lapsed in August 2017. In the previous year’s period the share price of our common stock decreased from $0.46 on June 30, 2016 to $0.38 on September 30, 2016, which resulted in a decrease in valuation of our convertible debt derivative component and the recording of an unrealized gain of $1,283,833.

Comparison of the nine months ended September 30, 2017 and 2016

Revenues. For the nine months ended September 30, 2017, we recorded revenue in the amount of $39,000 primarily related to the recognition of the license fees received from ReGenTree. For the nine months ended September 30, 2016, we recorded revenue in the amount of $81,000, $45,000 related to the sale of unformulated Tß4 to GtreeBNT for use in their product development work in Korea and the balance of $36,000 primarily related to the recognition of the license fees received from ReGenTree.

R&D Expenses. For the nine months ended September 30, 2017, our R&D expenses decreased by approximately $105,000 or 49% to $108,000 from $213,000 for the same period in 2016. The decrease results from lower stock option compensation expense (decrease of $65,000) versus the 2016 period which reflected option grants in March 2016 as well as option grants to our scientific advisory board in late 2015. There were no stock option grants to our scientific advisory board during the nine months ended September 30, 2017. Additional decreases are also reflected in personnel (decrease of $15,000), consulting (decrease of $14,000) and the absence of allocated overhead (decrease of $11,000) which reflects the transfer of development responsibility and expenses to the ReGenTree joint venture.

G&A Expenses. For the nine months ended September 30, 2017, our G&A expenses decreased by approximately $132,000, or 11% to $1,064,000 from $1,196,000 for the same period in 2016. The decrease reflects the absence of offering expenses related to our 2016 Offering of approximately $214,000 as well as various other increases and decreases. Decreases are reflected in stock option compensation expense (decrease of $13,000) and investor relations (decrease of $30,000) offset by increases in professional services (increase of $44,000), insurance (increase of $13,000), tax (increase of $49,000), sponsorship (increase of $10,000) and facility and allocations (increase of $9,000). The tax expense recorded in the 2017 period primarily relates to the recording of a deferred tax credit resulting from the withholding of certain amounts from the initial payment received under the RGN-137 License Agreement amendment. The withholding is mandated under a United States of America and The Republic of Korea Tax treaty entered into in 1976. We expect that our G&A expenses will remain steady although there could be some increase in travel expenses related to our need to seek additional capital.

Net Loss. We recorded a net loss of $1,130,934 for the nine months ended September 30, 2017 versus a net loss of $192,927 recorded in the nine months ended September 30, 2016. The 2017 period net loss reflects the change in the value of the conversion feature related to the derivative liability component of our convertible debt as well as the reduction of the value of the investor rights associated with the 2016 Offering which expired in August 2017. The value of this conversion feature is indexed to the share price of our common stock. The share price of our common stock increased from $0.32 on December 31, 2016 to $0.33 on September 30, 2017, which resulted in a decrease in valuation of our convertible debt derivative component as the notes approach maturity and the recording of an unrealized gain of $131,271 which includes an unrealized gain related to the investor rights associated with the 2016 Offering as certain investor rights lapsed in early August 2017. In the previous year’s period the share price of our common stock increased from $0.44 on December 31, 2015 to $0.38 on September 30, 2016, which resulted in an increase in valuation of our convertible debt derivative component and the recording of an unrealized gain of $1,265,499.

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

We had cash and cash equivalents of $191,232 at September 30, 2017. Our current cash coupled with the two payments to be received under the RGN-137 License Agreement amendment should be sufficient to fund our planned operations into the second quarter of 2018. We will need to secure additional funding in order to advance operations beyond the second quarter of 2018. We may also receive funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Nine Months Ended September 30, 2017 and 2016

Net cash used in operating activities was approximately $594,000 for the nine months ended September 30, 2017 compared to approximately $776,000 used in operating activities for the nine months ended September 30, 2016. In 2017, we received proceeds of $15,297 pursuant to the exercise of stock options issued in previous reporting periods. In June 2016, we received net proceeds of approximately $1,520,000 from the sale of common stock and warrants to institutional investors. We did not have any financing activities during the nine-month period ended September 30, 2017.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, RegeneRx has active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until satisfactory results are obtained from the current ophthalmic clinical trial program before moving into the EU with RGN-259. If successful, this should allow us to obtain a higher value for the asset. However, we intend to continue to develop RGN-352, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

In August 2017 we amended the RGN-137 License Agreement with GtreeBNT in exchange for a series of three payments, the first of which was received in September 2017. This payment plus the two additional payments due under the amendment will fund planned operations into the second quarter 2018. Our capital resources remain limited therefore we will need to secure additional operating capital to continue operations beyond the end of the second quarter of 2018. A sale of common stock and warrants, a convertible instrument or additional partnering of licensed rights are possible sources of operating capital in the future. In addition, the length of time required for clinical trials varies substantially according to the type, complexity, novelty and intended use of a product candidate. Some of the factors that could impact our liquidity and capital needs include, but are not limited to:

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings in addition to a series of five convertible debt placements from October 2012 to January 2014. Most recently, in June of 2016, we raised $1,520,000 by selling 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock to Sabby. In August 2017 we amended the RGN-137 License Agreement with GtreeBNT in exchange for a series of three payments, the first of which was received in September 2017. This payment plus the two additional payments due under the amendment will fund planned operations into the second quarter of 2018. We will need to secure additional operating capital to continue operations beyond the second quarter of 2018.

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

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2017, these cash equivalents were $191,232. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of September 30, 2017, the change in fair value of our financial instruments would not have been material.

Item 4.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based upon this evaluation, management has concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b)	Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Liquidity and Need for Financing

We estimate that our existing capital resources will not be sufficient to fund our operations beyond the second quarter of 2018.

In August 2017, we amended the RGN-137 License Agreement with GtreeBNT in exchange for a series of three payments, the first of which was received in September 2017. This payment plus the two additional payments due under the amendment will fund planned operations into the second quarter of 2018. If these payment are not received it will severely impact our ability to continue operations beyond the end of 2017 and would result in the forfeiture of certain territorial rights gained under the recent amendment. Previously, in June 2016, we entered into a SPA with Sabby pursuant to which we received net proceeds of approximately $1,520,000 which has been used to fund our current operations. We continuously monitor our cash use as well as the clinical timelines and we will need to secure additional operating capital to continue operations beyond the second quarter of 2018. We are currently evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets which may cause a reduction in the trading price of our common stock.

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

Our failure to successfully address our long-term liquidity requirements would have a material negative impact on our business, including the possibility of surrendering our rights to some technologies or product opportunities, delaying our clinical trials or ceasing our operations. At this time we will need to secure additional operating capital to continue operations beyond the second quarter of 2018.

We have incurred losses since inception and expect to incur significant losses in the foreseeable future and may never become profitable.

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future and may increase, as we pursue our product development efforts related to Tß4. As of September 30, 2017, our accumulated deficit totaled approximately $106 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2016 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, we completed the sale of common stock and warrants to institutional investors and received net proceeds of approximately $1,520,000 and in August 2017 we amended the RGN-137 License Agreement with GtreeBNT in exchange for a series of three payments, the first of which was received in September 2017. This payment plus the two additional payments due under the amendment will fund planned operations into the second quarter of 2018. We will need to secure additional operating capital to continue operations beyond the second quarter of 2018. Therefore, we are seeking sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Any changes related to these and other factors could adversely affect our business if and to the extent we enter markets outside the United States. Additionally, we have entered into license agreements with Sigma-Tau S.p.A, Lee’s Pharmaceutical Limited and GtreeBNT Co., Ltd. for the development of certain of our product candidates in international markets. As a result, these development activities will be subject to compliance in all respects with local laws and regulations and may be subject to many of the risks described above.

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

Mauro Bove, a member of our Board is a director of Lee’s Pharmaceuticals a relationship which could give rise to a conflict of interest for Mr. Bove.

Mauro Bove is a member of our Board of Directors and is currently working with the Lee’s Pharmaceuticals Group in Hong Kong. There can be no assurance that we will ever receive any further payments from Lee’s under the current agreement established between RegeneRx and Lee's. As a result of Mr. Bove’s relationship with Lee’s, Mr. Bove may have interests that are different from our other stockholders in connection with this agreement and circumstances that may require the exercise of the Board’s discretion with respect to Lee’s.

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

Our success will depend in part on our, or our partners’ ability to obtain, defend and enforce patents, both in the United States and abroad. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. As described elsewhere in this report, we currently do not have adequate financial resources to fund our ongoing business activities beyond the second quarter of 2018 without additional funding. As a result of our current financial condition, we continuously evaluate our issued patents and patent applications and may decide to limit their therapeutic and/or geographic coverage in an effort to enhance our ability to focus on certain medical conditions and countries within our financial constraints. As a result, we may not be able to protect our intellectual property rights in indications and/or territories that we otherwise would, and, therefore, our ability to commercialize Tß4, if at all, could be substantially limited, which could have a material adverse impact on our future results of operations.

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

For the period from January 1, 2015 through November 10, 2017 the closing price of our common stock has ranged from $0.13 to $0.75, with an average daily trading volume of approximately 57,000 shares. Considering our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

As of September 30, 2017, there were outstanding options to purchase an aggregate of 8,085,788 shares of our common stock under our 2000 and 2010 incentive equity plans at exercise prices ranging from $0.14 per share to $0.64 per share and outstanding warrants to purchase 5,804,412 shares of our common stock at a weighted average exercise price of $0.48 per share. In addition to the outstanding options and warrants we have also issued five series of convertible promissory notes which are presently convertible into an aggregate of 13,683,334 shares of our common stock. In October 2012, we sold convertible promissory notes totaling $300,000 that are convertible into 2,000,000 shares of common stock at a conversion price of $0.15 per share. In October 2014, the maturity date of these notes was extended for an additional three years. In 2013, we sold three additional series of convertible promissory notes, which notes totaled $646,000 and are initially convertible into 10,766,667 shares of common stock at a conversion price of $0.06 per share. In January 2014, we sold a fifth series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes issued in 2013 and January 2014 contain down round provisions under which the conversion prices of these notes could be decreased as a result of future equity offerings below the conversion price of the notes. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10.1	Amendment No. 2, dated as of August 28, 2017, RGN-137 License Agreement between the Company and GTreeBNT Co., LTD, dated March 7, 2014* ***

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2017 and December 31, 2016; (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2017 and 2016; (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (iv) Notes to Condensed Financial Statements.

*	Filed herewith. Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto.

**	Furnished herewith. This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

***	The Company has requested confidential treatment for portions of this exhibit. Certain portions of this exhibit have been redacted to reflect this request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: November 14, 2017	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)

