Form 10-K
period 2017-12-31
REGENERX BIOPHARMACEUTICALS INC
filed 2018-03-29
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of March 23, 2018, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $13.8 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as quoted on the Over-the-Counter Bulletin Board, or the OTC Bulletin Board, on March 23, 2018.

The number of shares outstanding of the registrant’s common stock as of March 23, 2018 was 114,936,762.

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

Current Financial Status

On June 27, 2016, we entered into a Securities Purchase Agreement with Sabby Healthcare Master Fund, Ltd., and Sabby Volatility Warrant Master Fund, Ltd. (collectively, “Sabby”) pursuant to which we agreed to sell, and the purchasers agreed to purchase, an aggregate of 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock, which we refer to as the 2016 Offering. On March 2, 2018, we entered into a warrant reprice and exercise and issuance agreement (the “Reprice Agreement”) with the holders of the warrants issued in June 2016 as part of the offering we completed at that time. Under the terms of the Reprice Agreement, in consideration of the holders exercising in full all of the 2016 Offering warrants, the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. We received gross proceeds of approximately $1,000,000 pursuant the exercise and issued 5,147,059 of common stock. In March 2014, we entered into a License Agreement with GtreeBNT Co. Ltd.’s, a Korean pharmaceutical company (“GtreeBNT”) to license certain development and commercialization rights for RGN-137 in the U.S., (“RGN-137 License Agreement”). In August 2017, we amended the RGN-137 License Agreement with GtreeBNT in exchange for a series of payments the last of which will be received in June 2018. The amendment payments and warrant reprice proceeds, plus our year end cash balance, will fund planned operations into the first quarter of 2019. We continuously monitor our cash use as well as the clinical timelines. We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets.

Current Clinical Status

In January 2015, we entered into a Joint Venture Agreement with GtreeBNT whereby we created ReGenTree LLC, (“ReGenTree or Joint Venture”), jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. We are entitled to royalties as a percentage of net sales ranging from single digits to low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats of ReGenTree and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent. We currently hold a 38.5% ownership interest in ReGenTree. This ownership interest may be further reduced to as low as 25% once ReGenTree obtains FDA approval of an NDA for Dry Eye Syndrome in the U.S. In the event ReGenTree is acquired, or a change of control occurs following achievement of an NDA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties.

To date ReGenTree has sponsored a Phase 2/3 clinical trial (“ARISE-1”) and Phase 3 clinical trials in patients with dry eye syndrome (“DES”) (“ARISE-2”) and in patients with neurotrophic keratopathy (“NK”) (“SEER-1”), all in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 trial and in October 2017, we reported the results of the ARISE-2 trial. The ARISE-2 study, which was conducted together with Ora, Inc., demonstrated a number of statistically significant improvements in both signs and symptoms of dry eye syndrome with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. ReGenTree is proceeding with its RGN-259 development plan and intends to meet with the FDA in April 2018.

The NK trial, a smaller study in an orphan population, has enrolled sixteen patients thus far, and has several additional patients being screened, with a goal of forty-six. There are currently ten clinical sites for the study. ReGenTree has expanded its efforts to accelerate patient enrollment by offering incentives to each site based on numbers of enrollees as well as payments to referral sites.

GtreeBNT has developed the CMC (chemistry, manufacturing and controls) dossier required for Phase 3 clinical trials and commercialization in the U.S. and in Korea. We believe this comprehensive and critical effort ensures that final drug product manufacturing, packaging, stability, purity, reproducibility, etc., meets regulatory guidelines and product specifications. The product of this activity is the current product format being utilized in the U.S. trials being conducted by ReGenTree and will also be utilized in the planned clinical activity to be conducted by GtreeBNT under the RGN-259 license agreement for Pan Asia.

In February 2017, our licensee for RGN-137, GtreeBNT, received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa (EB), a genetic disease that causes severe blistering of the skin and internal organs. The Phase 3 trial, when and if conducted, will be an open study to evaluate the efficacy and safety of RGN-137 topically administered to EB patients. In August 2017, the Company amended the License Agreement for RGN-137 held by GtreeBNT. Under the amendment, the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. The expanded territory is expected to facilitate enrollment of the planned Phase 3 clinical trial and eventual commercialization.

Currently, we have active partnerships in four major territories: the U.S., EU, China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., most of Asia, and Europe; and RGN-259 in the EU. In August 2017, we amended the RGN-137 License Agreement with GtreeBNT, expanding the territory to include Europe, Canada, South Korea, Australia and Japan. Regarding RGN-259, our goal is to wait until satisfactory results are obtained from the current ophthalmic clinical program in the U.S. before moving into the EU, although we continue to evaluate strategic opportunities. This should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, our injectable systemic product candidate for cardiac, central nervous system indications and other medical indications where systemic administration may be appropriate, either by obtaining grants to fund a Phase 2a clinical trial in these or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

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

Although it is recognized that wound healing and tissue regeneration are complex processes, most companies working to develop new drugs in this area have focused primarily on the development of growth factors and genetic therapies to stimulate healing and have, to date, failed to demonstrate dramatic improvements in the healing process. Numerous preclinical animal studies, published by independent researchers, have identified several important biological activities involving Tß4 that we believe make it potentially useful as a wound healing, repair and tissue regenerating agent. These activities include:

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

Consistent with the reduction of ocular discomfort and fluorescein staining at the 28-day follow-up visit, other improvements seen in the RGN-259-treated patients included tear film breakup time and increased tear volume production. Likewise, these improvements were seen at other time points in the study. These results were published in Cornea in 2015.

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

The ARISE-2 study, which was conducted together with Ora, Inc., demonstrated a number of statistically significant improvements in both signs and symptoms of dry eye syndrome with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. ReGenTree is proceeding with its RGN-259 development plan and intends to meet with the FDA in April 2018.

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

GtreeBNT. We are a party to a license agreement with GtreeBNT for the license of RGN-259 related to certain development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan). Separately, we licensed GtreeBNT the rights to RGN-137, which was recently amended as discussed above. GtreeBNT is currently our second largest stockholder. GtreeBNT filed an IND with the Korean Ministry of Food and Drug Safety to conduct a Phase 2/3 study with RGN-259 in patients with dry eye syndrome and in July 2015 received approval to conduct the trial. In late 2016 GtreeBNT informed us that it believes marketing approval in the U.S. will allow expedited marketing in Korea, possibly without the need for a clinical trial.

In March 2014, we entered into a License Agreement with GtreeBNT to license certain development and commercialization rights for RGN-137 in the U.S. In February 2017, GtreeBNT received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa, a genetic disease that causes severe blistering of the skin and internal organs. Per the terms of the license agreement, GtreeBNT will be sponsoring and funding the clinical trial.

U.S. Joint Venture (ReGenTree, LLC). We are a party to the ReGenTree Joint Venture discussed above in this report.

RGN-352

In 2009, we completed a Phase 1a and Phase 1b clinical trial evaluating the safety, tolerability and pharmacokinetics of the intravenous administration of RGN-352 in 60 healthy subjects (40 in each group, 20 of whom participated in both Phases). Based on the results of these Phase 1 trials and extensive preclinical efficacy data published in peer-reviewed journals, in the second half of 2010, we began start-up activities for a Phase 2 study to evaluate RGN-352 (Tß4 Injectable Solution) in patients who had suffered an AMI. We had planned to begin enrolling patients in this clinical trial in the second quarter of 2011. However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with the current Good Manufacturing Practice (cGMP) regulations. We have since learned that the manufacturer has closed its manufacturing facility and filed for bankruptcy protection. The FDA prohibited us from using any of the active drug or placebo formulated by this manufacturer in human trials; consequently, we must have study drug (RGN-352 and RGN-352 placebo) manufactured by a new cGMP-compliant manufacturer in the event we seek to move forward with this trial. While we have identified a qualified manufacturer for RGN-352, we have elected to postpone activities on this trial until the requisite funding or a partner is secured.

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

Our Strategy

We seek to monetize our product candidates by advancing their clinical development and then identifying suitable partners for further development, regulatory approval, and marketing. We intend to engage in strategic partnerships with companies with clinical development and commercialization strengths in desired pharmaceutical therapeutic fields. We are actively seeking partners with suitable infrastructure, expertise and a long-term initiative in our medical fields of interest. To that end, we have entered the licensing and joint ventures discussed above.

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

One of the compelling reasons to create a joint venture with GtreeBNT to develop RGN-259 in the U.S. for ophthalmology products was their manufacturing experience gained from their development of RGN-259 in Korea. This experience has allowed ReGenTree to move rapidly from Phase 2 to Phase 3 clinical trials in the U.S. without duplication of required Chemistry, Manufacturing, and Control (CMC) efforts, which are quite substantial when moving into Phase 3 and in anticipation of commercialization. GtreeBNT has been working with companies to manufacture RGN-259 in blow-filled sealed containers, which are currently being utilized for Phase 3 clinical trials and will be used for commercial marketing upon FDA approval.

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

RGN-259.  Most specialty ophthalmic companies have a number of products on the market that could compete with RGN-259. There are numerous antibiotics to treat eye infections to promote corneal wound healing and many eye lubrication products that are soothing to the eye and help eye healing, many of which are sold without prescriptions. Companies also market steroids to treat certain conditions within our area of interest. Allergan, Inc. markets Restasis™, Ophthalmic Emulsion, a FDA-approved eye drop used to treat dry eye. Restasis, and other products, have been approved for marketing in certain other countries where we have licensed RGN-259. Shire PLC is marketing its recently FDA-approved product, Xiidra. We believe RGN-259 is different than any other product or product candidate available for dry eye in that it actively promotes repair using a multi-faceted approach of increasing cell migration and laminin-5 production, and decreasing inflammation and apoptosis, without any noted adverse effects.

RGN-352.  Currently, we do not believe there are any approved pharmaceutical products for regenerating cardiac tissue following a heart attack, nor for regeneration of nervous tissue or for the remyelination of axons of patients with multiple sclerosis or patients suffering from traumatic brain injury. However, many pharmaceutical companies and research organizations are developing products, pharmacologic and stem cell therapies and technologies that are intended to prevent cardiac damage, improve cardiac function, and regenerate cardiac muscle after a heart attack. There are also companies developing products that are purported to remyelinate neurons and provide functional improvement for patients suffering from multiple sclerosis, stroke, traumatic brain injury, and peripheral neuropathy. If we, or a partner, were to successfully develop RGN-352 for cardiovascular or central nervous system indications, such products would have to compete with other drugs or therapies currently being developed or marketed by large pharmaceutical companies for similar indications.

RGN-137.   There are numerous companies developing new pharmaceutical products for wound healing and for EB, in particular. Products and therapies such as antibiotics, honey-based ointments, silver-based compounds and low frequency cavitational ultrasound are also used to treat certain types of dermal wounds. Moreover, dermal wound healing is a large and highly fragmented marketplace that includes numerous therapeutic products and medical devices for treating acute and chronic dermal wounds. Most recently, various other companies are attempting to develop genetic therapies to try to heal or prevent serious wound disorders.

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

Intellectual Property

We hold worldwide patents and patent applications covering peptide compositions, uses and formulations related to dermal and ophthalmic indications and other organ and tissue repair activities, as well as for cosmetic and consumer product applications. In 2001, we entered into a license agreement with the NIH under which we received an exclusive worldwide license from the NIH for all claims within the scope of the NIH’s patent application, and any issued patents, covering the use of Tß4 as a tissue repair and regeneration factor. In 2007, patents were issued in Europe and the United States related to the original NIH patent application. These patents expire in July 2019. Corresponding patents have also been granted in Hong Kong, Australia and China and certain other territories. The issued European patent was opposed by a third party at the European Patent Office and, in December 2009, we argued the case before the Opposition Division of the European Patent Office in Munich, Germany and prevailed with certain amendments to the claims. In exchange for the exclusive license, we agreed to make certain minimum royalty and milestone payments to the NIH.

We hold a U.S. patent relating to the use of Tß4 for the treatment of congestive heart failure. This patent was issued in January 2012. In 2006, we were issued a patent in China for the use of Tß4 to treat EB. We also hold two patents for the treatment of dry eye in the U.S. and a patent for certain neuro disorders, as well as peripheral neuropathy. Other patent applications for our various product candidates, if issued, will offer protection in the U.S. and certain other territories through 2033.

We have also filed numerous additional U.S. and international patent applications covering various compositions, uses, formulations and other components of Tß4, as well as for novel peptides resulting from our research efforts, the latest of which were filed during 2015. There can be no assurance that these, or any other future patent applications under which we have rights, will result in the issuance of a patent or that any patent issued will not be subject to challenge or opposition. In the case of a claim of patent infringement by or against us, there can be no assurance that we will be able to afford the expense of any litigation that may be necessary to enforce our proprietary rights.

We continuously evaluate our patents and patent applications in certain territories to determine whether it is cost-effective to continue to maintain or prosecute them. In some cases, we have determined that the value or potential value of such patents and/or applications is not worth the continued effort or expense and have either ceased efforts to pursue specific patents or abandoned any that have short expiries or cover countries of minimal strategic interest to us or our partners. We will continue to evaluate our portfolio and take such actions from time to time as appropriate.

Material Agreements

National Institutes of Health

We are party to a license agreement with NIH under which we are obligated to pay an annual minimum royalty of $2,000. In 2013, we amended certain provisions of the exclusive license; we were permitted to credit amounts paid to prosecute or maintain the licensed patent rights during 2013 calendar year against the 2013 minimum annual royalty. Beginning in 2014, the minimum annual royalty is $2,000. Additionally, we are obligated to pay the NIH a percentage of sales of qualifying product candidates, if any. There have been no such sales to date. Through December 31, 2017, we have complied with all minimum royalty requirements, and no milestone payments have been required under the agreement.

Defiante/Sigma-Tau/Alfa Wassermann

In 2004, we entered into a strategic partnership for development and marketing of RGN-137 and RGN-352 for specified fields of use in Europe and other contiguous countries with Sigma-Tau Group, which was subsequently acquired by Alfa Wassermann S.p.A., both Italian pharmaceutical companies. Pursuant to the terms of the license, we notified Alfa Wassermann that the license expired by its terms and we, therefore, reacquired rights to our Tß4-based products in the licensed territory. In August 2017, the Company amended the License Agreement for RGN-137 held by GtreeBNT to include some of the rights to RGN-137 reacquired from Alfa Wassermann as discussed below.

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

The Company has discussed Lee’s development plans and we have continued to provide information as requested. Lee’s previously filed an investigational new drug application IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's subsequently informed us that it received notice from China's FDA (CFDA) declining its investigational new drug (IND) application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not yet been informed of a projected starting date for Phase 2 trials.

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

Under the License Agreement for RGN-137, our topical dermal gel product candidate, GtreeBNT will have the exclusive right to develop and commercialize RGN-137 in the U.S. (the “137 Territory”). Under the 137 License Agreement we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double digit percentage of any commercial sales of the Company’s licensed product sold by GtreeBNT in the 137 Territory. Under an amendment to the RGN-137 License, for which the Company was compensated, the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan.

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

ReGenTree - U.S. Joint Venture

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

GtreeBNT is solely responsible for funding all of the product development and commercialization efforts of ReGenTree. GtreeBNT made an initial contribution of $3 million in cash and received an initial equity stake of 51%. RegeneRx received and initial equity stake of 49% of ReGenTree. GtreeBNT’s equity stake may increase (and RegeneRx’s would proportionally decrease) upon ReGenTree achieving certain product development milestones (including receipt of a new drug application (“NDA”) by the U.S. FDA). GtreeBNT has subsequently funded the initial Phase 2b/3 and the ongoing Phase 3 U.S. clinical trials for dry eye syndrome and neurotrophic keratopathy, respectively.

Our initial ownership interest in ReGenTree was 49% and was reduced to 38.5% after filing of the final clinical study report with the FDA for the Phase 3 trial for Dry Eye Syndrome completed in 2017. Based on when, and if, ReGenTree achieves certain additional development milestones in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 38.5% and 25%, with 25% being the final equity ownership upon FDA approval of an NDA for Dry Eye Syndrome in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event the ReGenTree entity is acquired or there is a change of control that occurs following achievement of an NDA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties.

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

Development Agreements

While we are not currently directly engaged in development activities, historically we have entered into agreements with outside service providers for the manufacture and development of Tß4, the formulation of Tß4 into our product candidates, the conduct of nonclinical safety, toxicology and efficacy studies in animal models, and the management and execution of clinical trials in humans. Terms of these agreements vary in that they can last from a few months to more than a year in duration. For additional information regarding our research and development expenses over the past two years, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in this report.

Employees

We currently have three full time employees including our President and CEO. We also retain seven independent contractors. We believe that we have good relations with our employees and contractors.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital resources will only be sufficient to fund our operations into the first quarter of 2019.

Even though we entered into the Reprice Agreement the result of which was the receipt of net proceeds of approximately $1,000,000, these proceeds, coupled with payments received and to be received under the amendment of the RGN-137 are projected to fund our operations at the current level into the first quarter of 2019 We will need to secure additional operating capital to continue operations beyond the first quarter of 2019. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital in 2018 or early 2019 and are evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets which may cause a reduction in the trading price of our common stock.

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

Our failure to successfully address our short-term capital needs and our long-term liquidity requirements would have a material negative impact on our business, including the possibility of surrendering our rights to some technologies or product opportunities, delaying our clinical trials or ceasing our operations.

We have incurred losses since inception and expect to incur significant losses in the foreseeable future and may never become profitable.

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of December 31, 2017, our accumulated deficit totaled approximately $105 million.

As we expand our research and development efforts and seek to obtain regulatory approval of our product candidates to make them commercially viable, we anticipate substantial and increasing operating losses. Our ability to generate revenues and to become profitable will depend largely on our ability, alone or through the efforts of third-party licensees and collaborators, to efficiently and successfully complete the development of our product candidates, obtain necessary regulatory approvals for commercialization, scale-up commercial quantity manufacturing capabilities either internally or through third-party suppliers, and market our product candidates. There can be no assurance that we will achieve any of these objectives or that we will ever become profitable or be able to maintain profitability. Even if we do achieve profitability, we cannot predict the level of such profitability. If we continue to sustain losses over an extended period of time and are not otherwise able to raise necessary funds to continue our development efforts and maintain our operations, we may be forced to cease operations.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, in August 2017, we amended the RGN-137 License Agreement with GtreeBNT in exchange for a series of payments the last of which is scheduled for June 2018. On March 2, 2018, we received gross proceeds of approximately $1,000,000 under a Reprice Agreement These proceeds, plus our year end cash balance coupled with payments received and to be received under the amendment of the RGN-137, will fund planned operations into the first quarter of 2019. We will need to secure additional operating capital to continue operations beyond the first quarter of 2019. Therefore, we are seeking sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Risks Related to Our Business and Operations

Our planned Phase 2 clinical trial of RGN-352 was placed on clinical hold by the FDA in March 2011 due to non-compliance of cGMP regulations by a contract manufacturer and we are unsure when, if ever, we will be able to resume this trial.

In the second half of 2010, we implemented the development plans for our Phase 2 clinical trial to evaluate RGN-352 in patients who have suffered an acute myocardial infarction, or AMI. We had planned to begin enrolling patients near the end of the first quarter of 2011. However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with current Good Manufacturing Practice (“cGMP”) regulations. The FDA has prohibited us from using any of the active drug or placebo manufactured by this manufacturer in human trials, which will require us to identify a cGMP-compliant manufacturer and to have new material produced in the event that we seek to resume this trial. We learned that the contract manufacturer has closed its manufacturing facility and has filed for bankruptcy protection. Significant preparatory time and procedures will be required before any new suitable manufacturer would be able to manufacture RGN-352 for the AMI trial. Since we are unable to estimate the length of time that the trial will be on clinical hold, we have elected to cease activities on this trial until the FDA clinical hold is resolved and the requisite funding might be secured. Consequently, there can be no assurance that we will be able to timely initiate trial activities or complete this trial, if at all. As of the date of this report, we have received no new information on that status of this trial.

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

With respect to our product candidate RGN-259, there are also numerous ophthalmic companies developing drugs for corneal wound healing and other front-of-the-eye diseases and injuries, including dry eye syndrome. Amniotic membranes have been successfully used to treat corneal wounds in certain cases, as have topical steroids and antibacterial agents. Most specialty ophthalmic companies have a number of products on the market that could compete with RGN-259. There are numerous antibiotics to treat eye infections to promote corneal wound healing and many eye lubrication products that are soothing to the eye and help eye healing, many of which are sold without prescriptions. Companies also market steroids to treat certain conditions within our area of interest. Allergan, Inc. markets Restasis™, Ophthalmic Emulsion, which was the only commercially available and FDA-approved eye drop to treat dry eye. Shire PLC recently received FDA approval to market Xiidra™ for the treatment of dry eye and has launched the product in the U.S. Restasis, and other products, have been approved for marketing in certain other countries where we have licensed RGN-259.

We have initially targeted our product candidate RGN-352 for cardiovascular indications. Most large pharmaceutical companies and many smaller biomedical companies are vigorously pursuing the development of therapeutics to treat patients after heart attacks and for other cardiovascular indications.

With respect to our product candidate RGN-137 for wound healing, Johnson & Johnson has previously marketed Regranex™ for this purpose in patients with diabetic foot ulcers. Other companies, such as Novartis, are developing and marketing artificial skins, which we believe could also compete with RGN-137. Other companies are developing genetic therapies to treat wound healing of the skin and internal organs. Wound healing is a large and highly fragmented marketplace attracting many companies, large and small, to develop products for treating acute and chronic wounds, including, for example, honey-based ointments, hyperbaric oxygen therapy, and low frequency cavitational ultrasound.

We are also interested in developing potential cosmeceutical products, which are loosely defined as products that bridge the gap between cosmetics and pharmaceuticals, for example, by improving skin texture and reducing the appearance of aging. This industry is intensely competitive, with potential competitors ranging from large multinational companies to very small specialty companies. New cosmeceutical products often have a short product life and are frequently replaced with newer products developed to address the latest trends in appearance and fashion. We may not be able to adapt to changes in the industry as quickly as larger and more experienced cosmeceutical companies. Further, larger cosmetics companies have the financial and marketing resources to effectively compete with smaller companies like us in order to sell products aimed at larger markets.

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

Our success will depend in part on our, or our partners’ ability to obtain, defend and enforce patents, both in the United States and abroad. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. As described elsewhere in this report, we currently do not have adequate financial resources to fund our ongoing business activities beyond the second quarter of 2018 without additional funding. Thus, we continuously evaluate our issued patents and patent applications and may decide to limit their therapeutic and/or geographic coverage in an effort to enhance our ability to focus on certain medical conditions and countries within our financial constraints. As a result, we may not be able to protect our intellectual property rights in indications and/or territories that we otherwise would, and, therefore, our ability to commercialize Tß4, if at all, could be substantially limited, which could have a material adverse impact on our future results of operations.

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

The value of our patents depends in part on their duration. A shorter period of patent protection could lessen the value of our rights under any patents that may be obtained and may decrease revenues derived from its patents. For example, the U.S. patent laws were previously amended to change the term of patent protection from 17 years following patent issuance to 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology applications may be more than three years depending on the subject matter, a 20-year patent term from the filing date may result in substantially shorter patent protection. Moreover, a divisional patent that is filed after a parent patent, if granted, would begin its term beginning when the parent patent was initially filed, thus having an impact on the divisional patent’s practical patent life, Future changes to patent laws could shorten our period of patent exclusivity and may decrease the revenues that we might derive from the patents and the value of our patent portfolio.

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

For the period from January 1, 2017 through March 23, 2018 the closing price of our common stock has ranged from $0.15 to $0.37, with an average daily trading volume of approximately 61,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our officers, directors and principal stockholders together control approximately 50.9% of our outstanding common stock. Included in this group are previous stockholders of Sigma-Tau and their affiliates, which together hold outstanding shares representing approximately 29.1% of our outstanding common stock and GtreeBNT which owns approximately 17.8% of our outstanding common stock. These stockholders also hold options, warrants, convertible promissory notes and stock purchase rights that provide them with the right to acquire significantly more shares of common stock. Accordingly, if these stockholders acted together they could control the outcome of all stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, the price of our common stock and other securities and their trading volume could decline.

The trading market for our common stock and other securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have research coverage by one securities and industry analysts, and from time to time other independent analysts. If securities or industry analysts do not commence or maintain coverage of us, the trading price for our common stock and other securities would be negatively affected. In the event one or more of the analysts who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and other securities and their trading volume to decline.

The exercise of options and warrants, conversion of convertible promissory notes, and other issuances of shares of common stock or securities convertible into common stock will dilute your interest.

As of December 31, 2017, there were outstanding options to purchase an aggregate of 8,058,788 shares of our common stock under our 2000 and 2010 incentive equity plans at exercise prices ranging from $0.14 per share to $0.64 per share and outstanding warrants to purchase 5,404,412 shares of our common stock at a weighted average exercise price of $0.50 per share. On March 2, 2018 we entered into a warrant reprice and exercise and issuance agreement (the “Reprice Agreement”) with the holders of the warrants issued in June 2016. Under the terms of the Reprice Agreement, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of 5,147,059 warrants was reduced to $0.20 per share. As further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. In addition to the outstanding options and warrants we have also issued five series of convertible promissory notes of which four remain outstanding. These four are presently convertible into an aggregate of 11,683,334 shares of our common stock. In October 2012, we sold convertible promissory notes totaling $300,000 that are convertible into 2,000,000 shares of common stock at a conversion price of $0.15 per share. In October 2014, the maturity date of these notes was extended for an additional three years and Matured and were converted by the holders in October 2017. In 2013, we sold three additional series of convertible promissory notes, which notes totaled $646,000 and are initially convertible into 10,766,667 shares of common stock at a conversion price of $0.06 per share. In January 2014, we sold a fifth series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes issued in 2013 and January 2014 contain down round provisions under which the conversion prices of these notes could be decreased as a result of future equity offerings below the conversion price of the notes. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Rockville, Maryland where we lease office space. Beginning in June 2014 we consolidated our office space and amended our lease agreement for the reduced space. The lease arrangement was amended in February 2017 to include three additional years. We believe that our facilities are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek alternate or additional space as needed.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “RGRX.” Our common stock last traded at $0.23 on March 23, 2018.

The following table sets forth the high and low closing prices for our common stock, as reported by the OTC Bulletin Board, for the periods indicated. The quotations reported by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2017		2016
	High	Low	High	Low

First Quarter	$0.33	$0.28	$0.75	$0.37
Second Quarter	$0.30	$0.26	$0.75	$0.28
Third Quarter	$0.34	$0.25	$0.47	$0.32
Fourth Quarter	$0.37	$0.15	$0.40	$0.25

We have never declared or paid a cash dividend on our common stock and since all of our funds are committed to clinical research we do not anticipate that any cash dividends will be paid on our common stock in the foreseeable future.

On March 2, 2018 we entered into a warrant reprice and exercise and issuance agreement with the holders of the warrants issued in June 2016. Under the terms of the Reprice Agreement, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of 5,147,059 warrants was reduced to $0.20 per share. As further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share.

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

The Company issued 95,608 shares of common stock during the three-month period ended June 30, 2017 pursuant to the exercise of stock options granted in December 2011 and April 2012.

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

Current Financial Circumstances

On March 2, 2018, we entered into a warrant reprice and exercise and issuance agreement (the “Reprice Agreement”) with the holders of the warrants issued in June 2016. Under the terms of the Reprice Agreement, in consideration of the holders exercising in full all of the 2016 Offering warrants, the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. We received gross proceeds of approximately $1,000,000 pursuant the exercise and issued 5,147,059 of common stock. In August 2017, we amended the RGN-137 License Agreement with GtreeBNT in exchange for a series of payments the last of which will be received in June 2018. The amendment payments and warrant reprice proceeds plus our year end cash balance will fund planned operations into the first quarter of 2019. We continuously monitor our cash use as well as the clinical timelines. We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets.

Current Clinical Status

In January 2015, we entered into the Joint Venture Agreement with GtreeBNT whereby we subsequently created ReGenTree LLC, jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. In conjunction with the Joint Venture Agreement, we also a party to a royalty-bearing License Agreement that grants ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States and Canada. We are entitled to royalties as a percentage of net sales ranging from single digits to low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats of ReGenTree and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent. We currently hold a 38.5% ownership interest in ReGenTree. This ownership interest may be further reduced to as low as 25% once ReGenTree obtains FDA approval of an NDA for Dry Eye Syndrome in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event ReGenTree is acquired, or a change of control occurs following achievement of an NDA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties.

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

Currently, we have active partnerships in three major territories: the U.S., EU, China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., most of Asia, and Europe; RGN-259 in the EU. In August 2017 we amended the RGN-137 License Agreement with GtreeBNT, expanding the territory to include Europe, Canada, South Korea, Australia and Japan. Regarding RGN-259, our goal is to wait until satisfactory results are obtained from the current ophthalmic clinical program in the U.S. before moving into the EU. This should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

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

We will need additional funds to continue operations beyond the first quarter of 2019 and will require substantial capital if we wish to internally advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, government grants, or the sale of our company or certain of our intellectual property rights.

Most of our expenditures to date have been for research and development, or R&D, activities and general and administrative, or G&A, activities. R&D costs include all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors. Those costs include manufacturing Tß4 and peptide fragments, formulation of Tß4 into our product candidates, stability studies for both Tß4, and the various formulations, preclinical toxicology, safety and pharmacokinetic studies, clinical trial management, medical oversight, laboratory evaluations, statistical data analysis, regulatory compliance, quality assurance and other related activities. R&D includes cash and non-cash compensation, travel and other miscellaneous costs of our internal staff and our independent contractors who focus primarily on management of R&D related activities. R&D also includes a proration of our common infrastructure costs for office space and communications. We expense our R&D costs as they are incurred.

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

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. We recognize revenue using the relative performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the relative performance method, as of each reporting period.

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

Variable Interest Entities

We have determined that the Joint Venture is a “variable interest entity”, since the total equity investment at risk is not sufficient to permit the Joint Venture to finance its activities without additional subordinated financial support. Further, because of GtreeBNT’s majority equity stake in the Joint Venture, voting control, control of the board of directors, and substantive management rights, and given that we do not have the power to direct the Joint Venture’s activities that most significantly impact its economic performance, we have determined that it is not the primary beneficiary of the Joint Venture and therefore is not required to consolidate the Joint Venture. We report its equity stake in the Joint Venture using the equity method of accounting because, while it does not control the Joint Venture, we can exert significant influence over the Joint Ventures activities by virtue of its board representation.

Because we are not obligated to fund the Joint Venture, and have not provided any financial support, and have no commitment to provide financial support in the future to the Joint Venture, the carrying value of its investment in the Joint Venture is zero. As a result, we are not recognizing our share of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point we will reduce our share of the Joint Venture’s net income by our share of previously suspended net losses. As of December 31, 2017, because we have not provided any financial support, we have no financial exposure as a result of its variable interest in the Joint Venture.

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

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have issued financial instruments including warrants that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. In certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. In other instances these instruments are classified as equity instruments in our financial statements.

We estimate the fair values of its derivative financial instrument using the Black-Scholes option pricing model and in certain instances have used a custom Monte Carlo model where appropriate as these models embody all of the requisite assumptions (including trading volatility, estimated terms and risk-free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our operating results reflect the volatility in these estimate and assumption changes in each reporting period.

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

Results of Operations

Comparison of years ended December 31, 2017 and 2016

Revenues. For the year ended December 31, 2017, we recorded revenue in the amount of $56,652 versus $93,308 recorded for the year ended December 31, 2016. The 2017 revenue reflects the amortization over 25 years of the payments we received under the original joint venture license agreement, the payment we received for the expansion of the territorial rights to include Canada in April 2016 as well as the initial payments received under the 2017 RGN-137 license amendment. The licensing revenues recorded in 2017 was $56,652 versus $48,308 in 2016. The 2016 revenue reflects revenue related to the sale of unformulated Tß4 to GtreeBNT for use in their product development work in Korea. Revenue recorded for the 2016 sale was $45,000.

Expenses — Research and development. For the year ended December 31, 2017, our R&D expenditures decreased by $93,000, or 39%, to $144,000, from approximately $237,000 in 2016. The decrease reflects a further shift of our internal R&D efforts as our partners assume full responsibility for clinical development and is characterized by decreases in R&D personnel costs (decrease of $23,000) and stock option expense (decrease of $33,000) versus the prior year. Additional decreases reflected in 2017 include, R&D consulting (decrease of $22,000) and a decrease in internal allocations (decrease of $15,000). We expect our R&D expenses will remain at low levels unless we decide to reinitiate internal R&D efforts for our unpartnered programs.

Expenses — General and administrative. For the year ended December 31, 2017, our G&A expenses decreased by approximately $172,000, or 11%, to $1,357,000 from $1,530,000 in 2016. Increases are reflected in 2017 expenses for professional services (increase of $46,000), insurance (increase of $49,000), sponsorship (increase of $10,000) and internal allocations (increase of $15,000) which were offset by decreases in facility and related expenses (decrease of $10,000), investor relations (decrease of $30,000) and stock option expense (decrease of $38,000) and the absence of offering expenses which in 2016 was approximately $214,000 related to our 2016 Offering. We believe that our G&A expenses will remain at current levels as we wait for data from the upcoming clinical trials being conducted by our partners. If we enter into additional partnerships or other business transactions, including financings, we will incur additional legal and transaction related expenses.

Expenses - Provision for income tax. For the year ended December 31, 2017, our income tax expense increased by $99,000 which relates to the tax withholding of certain amounts from the initial payments received under the RGN-137 License Agreement amendment. The withholding is mandated under a United States of America and The Republic of Korea Tax treaty entered into in 1976.

Net Income. In 2017, we had net income of $286,487 versus net income of $229,125 in 2016. The net income in both years reflect the decrease in the value of the derivative liabilities recorded on our balance sheet at each year end. The 2017 decrease relates primarily to the conversion feature related to the derivative liability related to our convertible debt as well as the reduction of the value of the investor rights associated with the 2016 Offering. The total change in the value of the derivative liabilities recorded on the December 31, 2017 balance sheet was a decrease of $2,941,668 which reflects a gain on the decrease in derivative liability value for the year ended December 31, 2017 of $2,000,605 as well as the reclassification of the residual liability for the value of the warrants issued in the 2016 Offering ($941,063) to additional paid-in capital. In 2016, the decrease in the value of the conversion feature related to the derivative liability related to our convertible debt (decrease of $1,626,499) as well as the change in value of the warrants and investor rights associated with the 2016 Offering (decrease of $450,000) which resulted in a gain on the decrease in derivative liability value for the year ended December 31, 2016 of $2,076,499. The value of the conversion feature is indexed to the share price of our common stock and increases as our share price increases and decreases as our share price decreases. The share price of our common stock decreased from $0.32 on December 31, 2016 to $0.17 on December 31, 2017. In the prior year, the share price of our common stock decreased from $0.44 on December 31, 2015 to $0.32 on December 31, 2016. Losses from operations decreased in 2017 versus 2016, $1,444,630 and $1,674,019, respectively.

Liquidity and Capital Resources

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. In addition, we have primarily financed our operations through the equity or issuance of debt including the sale of a series of convertible promissory notes through private placements with accredited investors and the March and August 2014 private placements of common stock with GtreeBNT as well as our entry into the ReGenTree joint venture in early 2015. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2017 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of operating losses and dependence on future financing in order to meet our planned operating activities.

We had net income of $286,487 for the year ended December 31, 2017. We had cash and cash equivalents of $181,708 at December 31, 2017. In March 2018, we received gross proceeds of approximately $1,000,000 pursuant the warrant Reprice Agreement and, in August 2017, we amended the RGN-137 License Agreement with GtreeBNT in exchange for a series of payments the last of which will be received in June 2018. The amendment payments and warrant reprice proceeds, plus our year end cash balance, will fund planned operations into the first quarter of 2019. We may also receive funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications. We will need to secure additional funding in order to advance operations beyond the first quarter of 2019. This estimate also does not include receipt of any funds from grants, new partnerships or the raising of additional capital if the market climate warrants. A sale of common stock and warrants, a convertible instrument or additional partnering of licensed rights are possible sources of operating capital in the future. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Net Cash Used in Operating Activities. Net cash used in operating activities was $663,000 and $1,068,000 for the years ended December 31, 2017 and 2016, respectively. In 2017, our statement of cash flows reflects a net inflow of $543,000 related to payments received under license agreements versus $202,000 from the same source in 2016.

Net Cash Used in Investing Activities. We did not use any cash for investing activities in 2017 or 2016.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $75,000 and $1,520,000 for the years ended December 31, 2017 and 2016, respectively. In 2017, the cash provided by financing activities consisted of the proceeds from the exercise of stock options and warrants while the 2016 cash provided by financing activities reflects the 2016 Offering completed in June 2016.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, RegeneRx has active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for ophthalmic trials are, in general, relatively fast, as opposed to most other clinical efforts, top line data from the U.S. dry eye trial was released in October and data from the NK study in 2018 or possibly later.

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings in addition to a series of five convertible debt placements from October 2012 to January 2014. In June of 2016, we raised $1,520,000 by selling 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock to Sabby. Most recently, on March 2, 2018, we entered into a warrant reprice and exercise and issuance agreement with Sabby, which, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. We received gross proceeds of approximately $1,000,000 pursuant the exercise and issued 5,147,059 of common stock. In August 2017, we amended the RGN-137 License Agreement with GtreeBNT in exchange for a series of payments, the last of which will be received in June 2018. The amendment payments and warrant reprice proceeds plus our year end cash balance will fund planned operations into the first quarter of 2019. We continuously monitor our cash use as well as the clinical timelines. We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2017 the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer, in his capacity as principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer in his capacity as principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s Internal Controls over Financial Reporting in the year ended December 31, 2017.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth as of March 15, 2018 the name, age and position of each person who serves as an executive officer or director of our company. There are no family relationships among any of our executive officers or directors, with the exception that Mr. Finkelstein is the first cousin of Dr. Goldstein’s wife.

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

Name	Age	Position
Executive Officers:
Mr. J.J. Finkelstein	66	President, Chief Executive Officer and Director

Directors:
Dr. Allan L. Goldstein	80	Founder, Chairman of the Board and Chief Scientific Officer
Mr. R. Don Elsey	64	Director
Mr. Joseph C. McNay	84	Director
Mr. Mauro Bove	63	Director

Mr. Finkelstein has served as our President and Chief Executive Officer and a member of our Board of Directors since 2002. Mr. Finkelstein also served as our Chief Executive Officer from 1984 to 1989 and as the Vice Chairman of our Board of Directors from 1989 to 1991. Mr. Finkelstein has worked as an executive officer and consultant in the bioscience industry for the past 36 years, including serving from 1989 to 1996 as chief executive officer of Cryomedical Sciences, Inc., a publicly-traded medical device company. Mr. Finkelstein has significant experience in developing early-stage companies. He has been responsible for the regulatory approval and marketing of several medical devices in the U.S. and abroad. Mr. Finkelstein has previously served on the executive committee of the Board of Directors of the Technology Council of Maryland and MdBio, Inc. and currently chairs the MdBio Foundation, all of which are non-profit entities that support bioscience development and education in the State of Maryland. Mr. Finkelstein received a business degree in finance from the University of Texas. The Board believes that Mr. Finkelstein’s history and long tenure as our Chief Executive Officer positions him to contribute to the Board his extensive knowledge of our company and to provide Board continuity. In addition, the Board believes that his experience at prior companies has provided him with operational and industry expertise, as well as leadership skills that are important to the Board.

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

Mr. McNay has served as a member of our Board of Directors since 2002. He is currently Chairman, Chief Investment Officer and Managing Principal of Essex Investment Management Company, LLC, positions he has held since 1976 when he founded Essex. He has direct portfolio management responsibilities for a variety of funds and on behalf of private clients. He is also a member of the firm’s Management Board. Prior to founding Essex, Mr. McNay was Executive Vice President and Director of Endowment Management & Research Corp. from 1967. Prior to that, Mr. McNay was Vice President and Senior Portfolio Manager at the Massachusetts Company. Currently he is serving as Trustee of the Dana Farber Cancer Institute, member of the Children’s Hospital Investment Committee and is on the Board of Brigham & Women’s Hospital. He received his A.B. degree from Yale University and his M.B.A. degree in finance from the Wharton School of the University of Pennsylvania. The Board believes that Mr. McNay’s extensive financial experience is valuable to our business and also positions him to contribute to the audit committee’s understanding of financial matters.

Mr. Bove has served as a member of our Board of Directors since 2004 and has more than 30 years of business and management experience within the pharmaceutical industry. Mr. Bove is currently serving as Senior Vice President of Business Development at Lee's Pharmaceutical Holdings Inc, based in Hong Kong and is a consultant to emerging pharmaceutical companies in Asia. Previously, Mr. Bove led for more than 20 years the Corporate & Business Development of Sigma-Tau Finanziaria S.p.A., formerly the holding company of Sigma-Tau Group, a leading international pharmaceutical company (Sigma-Tau Finanziaria S.p.A. - now Essetifin S.p.a. - and its affiliates are collectively our largest stockholder). Mr. Bove, who resigned this role with Sigma-Tau on March 31, 2014, has also held a number of senior positions in business, licensing and corporate development within Sigma-Tau Group. Mr. Bove obtained his law degree at the University of Parma, Italy, in 1980. In 1985, he attended the Academy of American and International Laws at the International and Comparative Law Center, Dallas, Texas. The Board believes that Mr. Bove’s extensive business and management experience within the pharmaceutical industry allows him to recognize and advise the Board with respect to recent industry developments.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations of our directors and officers that no other reports were required, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Corporate Code of Conduct and Ethics

We have adopted a corporate code of conduct and ethics that applies to all of our employees, officers and directors, as well as a separate code of ethics that applies specifically to our principal executive officer and principal financial officer. The corporate code of conduct and ethics and the code of ethics for our principal executive and financial officers are available on our corporate website at www.regenerx.com. If we make any substantive amendments to the corporate code of conduct and ethics or the code of ethics for our principal executive and financial officers or grant any waivers from a provision of these codes to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows, for the fiscal years ended December 31, 2017 and 2016, compensation awarded to or paid to, or earned by, our chief executive officer who was our only named executive officers for fiscal 2017. For purposes of this report, we sometimes refer to our chief executive officer as our named executive officer.

				Option	All Other
		Salary	Bonus	Awards(1)	Compensation(2)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

J.J. Finkelstein, President and	2017	150,000	—	30,973	3,360	184,333
Chief Executive Officer	2016	150,000	—	91,090	3,360	244,450

(1)	The 2017 & 2016 amounts reflect the aggregate total grant date fair values (computed in accordance with FASB ASC Topic 718 or ASC Topic 505)

(2)	The 2017 & 2016 amount reflects payment of life insurance premiums for Mr. Finkelstein in the amount of $3,360

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

Outstanding Equity Awards at December 31, 2017

The following table shows certain information regarding outstanding equity awards at December 31, 2017 for the named executive officer, all of which were stock options granted under our Amended and Restated 2000 Stock Option and Incentive Plan or our 2010 Equity Incentive Plan.

	Number of Shares Underlying Unexercised Options (#)	Number of Shares Underlying Unexercised Options (#)	Option Exercise Price	Option
Name	Exercisable	Unexercisable	($)	Expiration Date	Note

Mr. Finkelstein	114,748	—	0.57	4/10/2019
	100,000	100,000	0.64	3/17/2023	(1)
	125,000	—	0.22	8/3/2018
	80,135	—	0.16	12/12/2018
	500,000	—	0.14	1/24/2019
	35,000	—	0.16	4/4/2019
	500,000	—	0.21	3/25/2021	(1)
	375,000	125,000	0.36	6/30/2022	(1)
	37,500	112,500	0.28	9/1/2027	(2)

(1)	These options vests in equal installments upon grant and on the first three anniversaries of the grant date. In each case these options were granted seven years prior to the listed expiration dates.
(2)	These options vests in equal installments upon grant and on the first three anniversaries of the grant date. In each case these options were granted ten years prior to the listed expiration dates.

Post-Employment Compensation

We do not maintain any plans providing for payment or other benefits at, following, or in connection with retirement other than a 401(k) plan which was available to all employees through 2011. The Company did not make any plan contributions in 2017 or 2016. In addition, we do not maintain any non-qualified deferred compensation plans.

Director Compensation

The following table sets forth certain information for the fiscal year ended December 31, 2017 with respect to the compensation of our directors. Mr. Finkelstein’s compensation is disclosed in the Summary Compensation Table above, and he does not receive any additional compensation for his service as a director. Dr. Goldstein is an employee of our company and his compensation as an employee is set forth in the table below. He does not receive any additional compensation for his service as a director.

The Company had in effect a non-employee director compensation policy which was suspended in November 2011 by our Board of Directors elected to help the company preserve capital and consistent with this, certain fees accrued in 2011 were forfeited and no retainer or meeting fees were paid to non-employee directors in 2017 or 2016.

In 2017 each independent director was granted options to purchase 125,000 shares of common stock at an exercise price of $0.28 per share, which vests in four segments pursuant to each director’s continued service. In 2016 each independent director was granted options to purchase 100,000 shares of common stock with an exercise price per share of $0.64. These option grants vests in four segments pursuant to each director’s continued service. These option grants were the only compensation received by non-employee directors in 2017 and 2016.

We also reimburse directors for expenses incurred in attending meetings of the board and other events attended on our behalf and at our request.

Director Compensation for Fiscal 2017

	Fees Earned
	or Paid	Option	All Other
	in Cash	Awards	Compensation		Total
Name	($)(1)	($)	($)		($)

Allan Goldstein, Ph.D.	—	30,973	90,000	(2)	120,973
R. Don Elsey	—	25,811	—		25,811
Joseph McNay	—	25,811	—		25,811
Mauro Bove	—	25,811	—		25,811

(1)	Options held by each Board member as of December 31, 2017, are as follows:

Allan Goldstein, Ph.D.	1,635,577
R. Don Elsey	615,000
Joseph McNay	623,024
Mauro Bove	652,155

(2)	In addition to being Chairman of our Board of Directors, Dr. Goldstein also serves as our Chief Science Officer. In this capacity, Dr. Goldstein received cash compensation of $90,000 in 2017. In 2017 Dr. Goldstein was also granted options to purchase 150,000 shares of common stock.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of March 15, 2018 by (i) each director; (ii) each named executive officer; (iii) all currently serving executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. The address for all directors and executive officers is c/o RegeneRx Biopharmaceuticals, Inc., 15245 Shady Grove Road, Suite 470, Rockville, MD 20850.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares		Percent of Total

5% Stockholders:
Entities affiliated previously affiliated with Essetifin S.p.A., Via Sudafrica, 20, Rome, Italy 00144	34,355,399	(2)	29.3%
GtreeBNT Co., Ltd. 22nd FL, Parkview Tower, 248 Jungjail-ro, Bundang-gu, Seongnam-si, Gyeonggi-do 463-863, Republic of Korea	19,583,333	(3)	17.0%

Named Executive Officers and Directors:
J.J. Finkelstein	3,534,251	(4)	3.1%
Allan L. Goldstein	3,114,796	(5)	2.7%
Joseph C. McNay	6,027,876	(6)	5.2%
Mauro Bove	483,405	(7)	*
R. Don Elsey	529,583	(8)	*

All directors and executive officers as a group (5 persons)	13,689,911	(9)	11.0%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 114,936,762 shares of common stock outstanding on March 15, 2018, adjusted as required by rules promulgated by the Securities and Exchange Commission (the “SEC”).

(2)	Consists of 13,921,723 shares of common stock held of record held by Essetifin S.p.A. (f/k/a Sigma-Tau Finanziaria, S.p.A.) (“Essetifin”); 6,348,878 shares of common stock held of record held by Taufin International S.A. (“Taufin”), an entity wholly owned by Taufin S.p.A., which is owned directly by the estate of Claudio Cavazza, who directly and indirectly owns 57% of Essetifin; and 11,584,795 shares of common stock held of record and 2,500,000 shares of common stock issuable upon conversion of a convertible promissory note and held by Sinaf S.A. (“Sinaf”), an indirect wholly-owned subsidiary of Aptafin S.p.A., which is owned by Paolo Cavazza and members of his family, that are exercisable within 60 days of March 15, 2018. Paolo Cavazza directly and indirectly owns 38% of Essetifin. The beneficial ownership of Essetifin and its affiliates is derived from the Schedule 13D/A filed by Sigma-Tau Finanziaria S.p.A. (now Essetifin) on October 17, 2017.

(3)	Consists of 19,583,333 shares of common stock held of record by GtreeBNT which were acquired in two equity purchases in March 2014 and August 2014. The beneficial ownership of GtreeBNT is derived from its Schedule 13D/A filed on April 1, 2015.

(4)	Consists of 1,533,535 shares of common stock held of record by Mr. Finkelstein, 1,917,383 shares of common stock issuable upon exercise of options and 83,333 shares of common stock issuable upon conversion of a convertible promissory note, in each case exercisable within 60 days of March 15, 2018.

(5)	Consists of 770,886 shares of common stock held of record by Dr. Goldstein, 933,333 shares of common stock issuable upon conversion of a convertible promissory note and 1,410,577 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 15, 2018.

(6)	Consists of 1,823,602 shares of common stock held of record by Mr. McNay, 3,750,000 shares of common stock issuable upon conversion of a convertible promissory note and 454,274 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 15, 2018.

(7)	Consists of 483,405 shares of common stock issuable upon exercise of options exercisable within 60 days of March 15, 2018.

(8)	Consists of 446,250 shares of common stock issuable upon exercise of options and 83,333 shares of common stock issuable upon conversion of a convertible promissory note, in each case exercisable within 60 days of March 15, 2018.

(9)	Consists of 4,128,023 shares of common stock held of record, 4,849,999 shares of common stock issuable upon conversion of convertible promissory notes and 4,711,889 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 15, 2018.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 about the securities authorized for issuance to our employees, directors and other eligible participants under our equity compensation plans, consisting of the Amended and Restated 2000 Stock Option and Incentive Plan and the 2010 Equity Incentive Plan.

Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon exercise	Weighted-average exercise	equity compensation plans
	of outstanding options,	price of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,058,788	$0.29	109,179

Equity compensation plans not approved by security holders	—	—	—

Total	8,058,788	$0.29	109,179

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Described below are transactions and series of similar transactions that have occurred during fiscal 2017 to which we were a party or are a party in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	a director, executive officer, beneficial owner of more than five percent of any class of our voting securities or any member of their immediate family had or will have a direct or indirect material interest.

GtreeBNT

In August 2017, the Company and GTreeBNT reached an agreement to expand the territorial definition of the RGN-137 License Agreement in Japan in exchange for a series of payments, two of which were received in 2017 with the remaining two due in 2018. Under the amendment the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan.

U.S. Joint Venture

On January 28, 2015, we announced that we had entered into a Joint Venture Agreement with GtreeBNT a shareholder of the Company. ReGenTree, LLC was created under the Agreement and is jointly owned by us and GtreeBNT. ReGenTree intends to commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. GtreeBNT will be responsible for funding all product development and commercialization efforts and holds a majority interest in ReGenTree that varies depending on development milestones achieved and eventual commercialization path, if successful. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We received a total of $1 million in two tranches under the terms of the License Agreement. The first tranche of $500,000 was received in March 2015 and a second in the amount of $500,000, was received in September 2015. On April 6, 2016, we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment, the territorial rights were expanded to include Canada.

Our initial ownership interest in ReGenTree was 49% and has been reduced to 38.5% after filing of the final clinical study report with the FDA for the Phase 3 trial for Dry Eye Syndrome completed in 2017. Based on when, and if, ReGenTree achieves certain additional development milestones in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 38.5% and 25%, with 25% being the final equity ownership upon FDA approval of an NDA for Dry Eye Syndrome in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event ReGenTree is acquired, or a change of control occurs following achievement of an NDA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties.

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

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2017 and 2016 by our independent registered public accounting firm CohnReznick LLP. All such fees described below were approved by the audit committee.

	2017	2016
Audit fees	$84,000	$83,000
Tax fees (1)	53,000	24,000
Total Fees	$137,000	$107,000

(1)	Tax fees include the preparation of our corporate federal and state income tax returns.

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

RegeneRx Biopharmaceuticals, Inc. (Registrant)

Date: March 29, 2018	By:	/s/ J.J. Finkelstein
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

Name	Title	Date

/s/ Allan L. Goldstein	Chairman of the Board, Chief	March 29, 2018
Allan L. Goldstein	Scientific Officer, and Director

/s/ J.J. Finkelstein	President, Chief Executive Officer,	March 29, 2018
J.J. Finkelstein	and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ R. Don Elsey	Director	March 29, 2018
R. Don Elsey

/s/ Joseph C. McNay	Director	March 29, 2018
Joseph C. McNay

/s/ Mauro Bove	Director	March 29, 2018
Mauro Bove

RegeneRx Biopharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Regenerx Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Regenerx Pharmaceuticals, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations since inception and will need additional capital to fund future operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with the respect to the Company in accordance with the U.S. Federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2012.

Tysons, Virginia
March 29, 2018

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	December 31,
	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$181,708	$769,495
Prepaid expenses and other current assets	35,442	79,936
Total current assets	217,150	849,431
Property and equipment, net of accumulated depreciation of $95,168 and $92,120	4,171	7,219
Other assets	5,752	5,752
Total assets	$227,073	$862,402

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$66,461	$75,695
Unearned revenue	78,893	50,822
Accrued expenses	232,365	233,239
Convertible promisory note	-	300,000
Convertible promisory notes, net of derivative liability	591,036	-
Fair value of derivative liabilities	1,184,334	-
Total current liabilities	2,153,089	659,756

Long-term liabilities
Unearned revenue	2,045,622	1,530,345
Convertible promisory notes, net of derivative liability	43,819	512,022
Fair value of derivative liabilities	100,835	4,226,837
Total liabilities	4,343,365	6,928,960

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 109,789,703 and 106,787,151 issued and outstanding	109,790	106,787
Additional paid-in capital	100,333,144	98,672,368
Accumulated deficit	(104,559,226)	(104,845,713)
Total stockholders' deficit	(4,116,292)	(6,066,558)
Total liabilities and stockholders' deficit	$227,073	$862,402

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

	Years ended December 31,
	2017	2016

Revenues	$56,652	$93,308

Operating expenses
Research and development	143,911	237,344
General and administrative	1,357,371	1,529,983
Total operating expenses	1,501,282	1,767,327
Loss from operations	(1,444,630)	(1,674,019)

Other income (expense)
Interest expense	(170,883)	(173,355)
Change in fair value of derivative liabilities	2,000,605	2,076,499
Total other income (expense)	1,829,722	1,903,144
Income before taxes	385,092	229,125

Provision for income taxes	98,605	-

Net income	$286,487	$229,125

Basic net income per common share	$0.00	$0.00
Diluted net income per common share	$0.00	$0.00

Weighted average number of common shares outstanding - basic	107,442,936	106,787,151

Weighted average number of common shares outstanding - diluted	120,928,833	125,922,455

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Changes in Stockholders' Deficit

Years ended December 31, 2017 and 2016

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2015	101,640,092	$101,640	$98,230,802	$(105,074,838)	$(6,742,396)
Issuance of common stock and warrants	5,147,059	5,147	99,083	-	104,230
Share-based compensation expense	-	-	342,483	-	342,483
Net income	-	-	-	229,125	229,125
Balance, December 31, 2016	106,787,151	106,787	98,672,368	(104,845,713)	(6,066,558)
Issuance of common stock - option exercises	95,608	96	15,202	-	15,298
Issuance of common stock - note conversions	2,506,944	2,507	373,534	-	376,041
Issuance of common stock - warrant exercises	400,000	400	59,600	-	60,000
Reclassification of warrant liability	-	-	941,063	-	941,063
Share-based compensation expense	-	-	271,377	-	271,377
Net income	-	-	-	286,487	286,487
Balance, December 31, 2017	109,789,703	$109,790	$100,333,144	$(104,559,226)	$(4,116,292)

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

	Years ended December 31,
	2017	2016

Operating activities:
Net income	$286,487	$229,125

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,048	3,326
Non-cash share-based compensation	271,377	342,483
Non-cash interest expense	122,833	123,168
Offering costs allocated to derivative liabilities	-	214,229
Change in fair value of derivative liabilities	(2,000,605)	(2,076,499)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	44,494	(55,636)
Accounts payable	(9,234)	(65,436)
Accrued expenses	75,167	15,328
Unearned revenue	543,348	201,780
Net cash used in operating activities	(663,085)	(1,068,132)

Financing activities:
Proceeds from exercise of common stock options	15,298	-
Proceeds from exercise of common stock warrants	60,000	-
Proceeds from sale of common stock and issuance of warrants net of offering proceeds	-	1,520,000
Net cash provided by financing activities	75,298	1,520,000

Net (decrease) increase in cash and cash equivalents	(587,787)	451,868

Cash and cash equivalents at beginning of year	769,495	317,627
Cash and cash equivalents at end of year	$181,708	$769,495

Supplemental Disclosure of Non-Cash Operating and Financing Activities

Conversion of promissory notes to common stock	$300,000	$-

Conversion of accrued interest to common stock	$76,041	$-

Fair value of warrants reclassified to equity	$941,063	$-

Fair value of warrants issued to placement agent	$-	$83,799

Fair value of derivative liabilities	$-	$1,630,000

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2017

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

In 2004, we entered into a strategic partnership for development and marketing of RGN-137 and RGN-352 for specified fields of use in Europe and other contiguous countries with Sigma-Tau Group, which was subsequently acquired by Alfa Wassermann S.p.A., both Italian pharmaceutical companies. Pursuant to the terms of the license, we notified Alfa Wassermann that the license expired by its terms and we, therefore, reacquired rights to our Tß4-based products in the licensed territory. In August 2017, the Company amended the license agreement for RGN-137 held by GtreeBNT. Under the amendment, the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. Further, we now control the cardiovascular and neurovascular assets (RGN-352) in the EU and are able to consolidate them with similar assets in the U.S. and other territories in Asia to create a worldwide portfolio that we believe will be more attractive to multi-national pharmaceutical companies.

Since inception, and through December 31, 2017, we have an accumulated deficit of $105 million and we had cash and cash equivalents of $181,708 as of December 31, 2017. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. On June 27, 2016, we entered into a Securities Purchase Agreement (“SPA”) with an institutional investor pursuant to which we issued an aggregate of 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock, which we refer to as the 2016 Offering. We received net proceeds of approximately $1,520,000 from the offering. In August 2017, we amended the RGN-137 License Agreement with GtreeBNT in exchange for a series of payments the last of which will be received in June 2018. On March 2, 2018, we entered into a warrant reprice and exercise and issuance agreement (the “Reprice Agreement”) with the holders of the warrants issued in the 2016 Offering. Under the terms of the Reprice Agreement, in consideration of the holders exercising in full all of the 2016 Offering warrants, the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. We received gross proceeds of approximately $1,000,000 pursuant to the exercise and issued 5,147,059 of common stock. The amendment payments and warrant reprice proceeds plus our year end cash balance will fund planned operations into the first quarter of 2019. We will need to secure additional operating capital to continue operations beyond the first quarter of 2019 as well as substantial additional funds in order to significantly advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our Company or certain of our intellectual property rights.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make certain estimates and assumptions that affect the reported earnings, financial position and various disclosures. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for revenue recognition, clinical trial accruals, valuation of derivatives and share-based arrangements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates.

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

Property and Equipment. Property and equipment consists of office furniture and equipment and is stated at cost and depreciated over the estimated useful lives of the assets (generally two to five years) using the straight-line method. Expenditures for maintenance and repairs which do not significantly prolong the useful lives of the assets are charged to expense as incurred. Depreciation expense was $3,048 and $3,326 for the years ended December 31, 2017 and 2016, respectively.

Impairment of Long-lived Assets. When we record long-lived assets, our policy is to regularly perform reviews to determine if and when the carrying value of our long-lived assets becomes impaired. During the years ended December 31, 2017 and 2016, no impairment losses were recorded.

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

The Company estimates the fair values of its derivative financials instrument using the Black-Scholes option pricing model because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk-free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results reflect the volatility in these estimate and assumption changes in each reporting period.

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

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed, and revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. We recognize revenue using the relative performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the relative performance method, as of each reporting period.

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

Because the Company is not obligated to fund the Joint Venture and has not provided any financial support and has no commitment to provide financial support in the future to the Joint Venture, the carrying value of its investment in the Joint Venture is zero. As a result, the Company is not recognizing its share (38.5%) of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point the Company will reduce its share of the Joint Venture’s net income by its share of previously suspended net losses. As of December 31, 2017, because it has not provided any financial support, the Company has no financial exposure as a result of its variable interest in the Joint Venture.

Research and Development. Research and development (“R&D”) costs are expensed as incurred and include all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors. Those costs include: manufacturing Tb4; formulation of Tb4 into the various product candidates; stability for both Tb4 and the various formulations; pre-clinical toxicology; safety and pharmacokinetic studies; clinical trial management; medical oversight; laboratory evaluations; statistical data analysis; regulatory compliance; quality assurance; and other related activities. R&D includes cash and non-cash compensation, employee benefits, travel and other miscellaneous costs of our internal R&D personnel, who are wholly dedicated to R&D efforts. R&D also includes a pro-ration of our common infrastructure costs for office space and communications.

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

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, includes a number of changes to existing U.S. tax laws, most notably the reduction of the U.S. corporate income tax rate from 35% to 21%, beginning in 2018. We measure our deferred tax assets and liabilities using the enacted tax rates that we believe will apply in the years in which the temporary differences are expected to be recovered or paid. As a result, we remeasured our deferred tax assets and deferred tax liabilities as of December 31, 2017 to reflect the reduction in the enacted U.S. corporate income tax rate.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. We recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2017 and 2016.

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

Net Income Per Common Share. Basic net income per common share for the years 2017 and 2016 is based on the weighted-average number of shares of common stock outstanding during the years. Diluted loss per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred potentially dilutive shares are excluded because the effect is antidilutive. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the reporting period. The potentially dilutive securities include 25,146,533 shares and 27,186,456 shares in 2017 and 2016, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants. For the years ended December 31, 2017 and 2016, 13,485,896 and 19,135,304 dilutive securities related to convertible debt, options, as well as warrants in 2016, were included in the diluted income per share calculation.

Share-Based Compensation. We measure share-based compensation expense based on the grant date fair value of the awards which is then recognized over the period which service is required to be provided. We estimate the grant date fair value using the Black-Scholes option-pricing model (“Black-Scholes”). We recognized $271,377 and $342,483 in share-based compensation expense for the years ended December 31, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. In July 2015, the FASB delayed the effective date of this standard by one year. The new standard will be effective for the Company’s reporting year beginning on January 1, 2018. In March 2016, the FASB issued an accounting standard update to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued an accounting standard update to clarify the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In May 2016, the FASB issued an accounting standard update to clarify guidance in certain areas and add some practical expedients to the guidance. The amendments in these 2016 updates do not change the core principle of the previously issued guidance in May 2014. The Company has completed its evaluation and assessment of the potential impacts of adopting this pronouncement on its financial statements and related disclosures. Based on this assessment, the Company will adopt the pronouncement under the modified retrospective method of transition in the first quarter of 2018. The Company does not expect adoption of the new standard will have a material effect on the overall timing or amount of revenue recognized when compared to current accounting standards. The impact to the Company of adopting the new revenue standard primarily relates to additional and expanded disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The Company is evaluating the impact of ASU 2017-09. The amendments of this ASU are effective for the Company in the first quarter of 2018, with early adoption permitted.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this Update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. Part II of this Update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. For public business entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. The Company is currently assessing the impact that this standard will have on its financial statements.

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

As of December 31, 2017 and 2016, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $182,000 and $769,000, respectively, using Level 1 inputs. Our balance sheets reflect qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued in March, July and September of 2013 and January 2014 (see Note 7). Our 2016 balance sheet also reflects qualifying liabilities related to the issuance of common stock and warrants in our 2016 Offering. Certain price protection anti-dilution features of the Securities Purchase Agreement and Warrants were determined to be embedded derivatives. An independent valuation expert calculated the fair value of the embedded derivatives using a customized Monte Carlo simulation model. These price protection anti-dilution features from the 2016 Offering lapsed in August 2017 and therefore our December 31, 2017 balance sheet no longer reflects these liabilities. We evaluated the derivative liability embedded in the series of convertible notes using the Black Scholes model to determine if an adjustment to the carrying value of the liability was required at December 31, 2017 using the following assumptions:

	March 2013	July 2013	Sept 2013	Jan 2014
	Notes	Notes	Notes	Notes

Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate of return	1.39%	1.53%	1.53%	1.76%
Expected life in years	0.25	0.5	0.7	1
Volatility	12.7%	42.4%	42.8%	41.8%

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the year ended December 31, 2017, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at				Balance at
	December 31,	New	Change in		December 31,
	2016	Issuances	Fair Values	Reclassifications	2017

Level 3 -
Derivative liabilities from:
Conversion features
March 2013	$975,000	$-	$(562,500)	$-	$412,500
July 2013	433,334	-	(250,000)	-	183,334
September 2013	1,391,000	-	(802,500)	-	588,500
January 2014	247,503	-	(146,668)	-	100,835
Anti-dilution Protection
2016 Offering shares	190,000	-	(190,000)	-	-
2016 Offering warrants	990,000	-	(48,937)	(941,063)	-
Derivative instruments	$4,226,837	$-	$(2,000,605)	$(941,063)	$1,285,169

4.	LICENSES, INTELLECTUAL PROPERTY, AND RELATED PARTY TRANSACTIONS

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

We have also entered into an agreement with a university under the terms of which we have received an exclusive license to technology and intellectual property.  The agreement, which is generally cancelable by us, provided for the payment of a license issue fee and/or minimum annual payments.  The initial license fee of $25,000 was paid in 2010 and no minimum fees were due for the year ended December 31, 2011. Beginning in 2012, minimum annual maintenance fees are $5,000 annually which was paid in 2012 but has not been paid since. In addition, the agreements provide for payments upon the achievement of certain milestones in product development.  The agreement also requires us to fund certain costs associated with the filing and prosecution of patent applications. In February 2013, this agreement was amended to include additional technology and intellectual property. The expanded license does not require payment of an initial license fee or additional annual maintenance fees but will be subject to payments upon the achievement of certain milestones for a product developed under the amended license of the additional technology and intellectual property.

All license fees are included in Research and Development in the accompanying statements of operations.

In 2012, we entered into a License Agreement (the “Agreement”) with Lee’s Pharmaceutical (HK) Limited, headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Under the License Agreement, we are eligible to receive milestone payments and royalties, ranging from low double digit to high single digit percentages of any commercial sales of the licensed products. Lee’s will pay for all developmental costs associated with each product candidate. We will provide Tß4 to Lee’s at no charge for a Phase 2 ophthalmic clinical trial and will provide Tß4 to Lee’s for all other developmental and clinical work at a price equal to our cost. We will also have the right to exclusively license any improvements made by Lee’s to RegeneRx’s products outside of the licensed territory. Lee’s paid us $200,000 upon signing of a term sheet in March 2012, and Lee’s paid us an additional $200,000 upon signing of the definitive license agreement. Lee’s is an affiliate of Sigma-Tau, which collectively with its affiliates, is our largest stockholder. As of December 31, 2017 and 2016, we have unearned revenue totaling $400,000 pursuant to this Agreement.

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

Under the License Agreement for RGN-137, our topical dermal gel product candidate, GtreeBNT will have the exclusive right to develop and commercialize RGN-137 in the U.S. (“the 137 Territory”). Under the 137 License Agreement we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double-digit percentage of any commercial sales of the Company’s licensed product sold by GtreeBNT in the 137 Territory. In August 2017, we amended the License Agreement for RGN-137 held by GtreeBNT. Under the amendment the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan.

The Company has determined that the deliverables within the 2014 License Agreements, including a delivered element (providing the license) and an undelivered element (participation on the joint development committee), do not have stand-alone value and, as such, are treated as a single unit of accounting. As a result, the Company is recognizing the up-front milestone payments received pursuant to the amendment of the RGN-137 License Agreement as revenue ratably over the anticipated remaining life of the agreement, or 23 years. The joint development committee commenced activities 2014. The Company began recognizing the revenue for the amendment when received in 2017. Revenue will be recognized for future royalty payments as they are earned.

Each license agreement contains diligence provisions that require the initiation of certain clinical trials within certain time periods that, if not met, would result in the loss of rights or exclusivity in certain countries. GtreeBNT will pay for all developmental costs associated with each product candidate. We will provide a certain limited amount of Tß4 to GtreeBNT at no charge for initial clinical trials in Korea, Japan and Australia for RGN-259 and also for RGN-137 clinical trials and will provide Tß4 to GtreeBNT for all other developmental and clinical work on a cost plus basis. We have the right to exclusively license any improvements made by GtreeBNT to our products outside of the licensed territory on a royalty free basis. The two firms have created a joint development committee and continue to discuss the development of the licensed products and share information relating thereto. Both companies will also share all non-clinical and clinical data and other information related to development of the licensed product candidates.

On January 28, 2015, the Company entered into the Joint Venture Agreement with GtreeBNT, a shareholder in the Company. The Joint Venture Agreement provides for the creation of the Joint Venture, jointly owned by the Company and GtreeBNT, which is commercializing RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States and Canada.

GtreeBNT is solely responsible for funding all the product development and commercialization efforts of the Joint Venture. GtreeBNT made an initial contribution of $3 million in cash and received an initial equity stake of 51%. RegeneRx’s ownership interest in ReGenTree was reduced to 38.5% when the Clinical Study Report was filed for the Phase 2/3 dry eye clinical trial. Based on when, and if, certain additional development milestones are achieved in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 38.5% and 25%, with 25% being the final equity ownership upon approval of an NDA for DES in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event ReGenTree is acquired or there is a change of control that occurs following achievement of an NDA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties. The Company is not required or otherwise obligated to provide financial support to the Joint Venture.

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

Under the License Agreement, the Company received $1.0 million in up-front payments and is entitled to receive royalties on the Joint Venture’s future sales of products. On April 6, 2016, we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment the territorial rights were expanded to include Canada. The Company is accounting for the License Agreement with the Joint Venture as a revenue arrangement. The Company has determined that the deliverables within the License Agreement, including a delivered element (providing the license) and an undelivered element (participation on the joint development committee), do not have stand-alone value and, as such, are treated as a single unit of accounting. As a result, the Company is recognizing the up-front milestone payments as revenue ratably over the anticipated remaining life of the agreement or 30 years. The joint development committee commenced activities as of April 1, 2015, therefore the Company began recognizing the revenue for the license fee in 2015. Revenue will be recognized for future royalty payments as they are earned.

5.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets are comprised of the following:

	December 31,
	2017	2016

Prepaid insurance	$2,508	$64,721
Other	32,934	15,215
	$35,442	$79,936

Accrued expenses are comprised of the following:

	December 31,
	2017	2016

Accrued professional fees	$9,156	$390
Accrued other	34,771	20,940
Accrued compensation	32,368	27,848
Accrued interest - convertible debt	156,070	184,061
	$232,365	$233,239

6.	EMPLOYEE BENEFIT PLANS

In 2017 and 2016, the Company provided health and dental insurance to one employee under a group plan. No retirement plan was in place for 2017 or 2016.

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

During 2014, the Company amended the existing October 2012 convertible debt agreement with the lenders, solely to extend the due date of the principal and accrued interest until October 19, 2017.  No other terms of the original debt were amended or modified, and the lenders did not reduce the borrowed amount or change the interest rate of the debt.  The Company considered the restructuring a troubled debt restructuring as a result of the Company’s financial condition (see Note 1 discussion of “going concern”).  At the date of the amendment, all existing debt discounts and deferred financing fees were fully amortized and the amendment did not involve any additional fees paid to the lender or third parties; as such there was no gain recognized as a result of the amendment. The 2012 Notes matured, and the holders elected to convert the note balances of $300,000 and accrued interest of approximately $76,000 into common stock and also exercise the associated warrants in October 2017.

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

2016 Offering

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

As discussed in Note 3, our 2016 balance sheet also reflects qualifying liabilities related to the issuance of common stock and warrants in our 2016 Offering. Certain price protection anti-dilution features of the Securities Purchase Agreement and Warrants were determined to be embedded derivatives. An independent valuation expert calculated the fair value of the embedded derivatives using a customized Monte Carlo simulation model. These price protection anti-dilution features from the 2016 Offering lapsed in August 2017 and therefore our December 31, 2017 balance sheet no longer reflects these liabilities.

The outstanding balance of the derivative liability is as follows:

	December 31, 2017	December 31, 2016

March 2013 Notes	$412,500	$975,000

July 2013 Notes	183,334	433,334

September 2013 Notes	588,500	1,391,000

January 2014 Notes	100,835	247,503

Warrant liability	-	990,000

Rights liability	-	190,000
Total fair value of derivative liability	$1,285,169	$4,226,837

The change in fair value of the derivative liability is as follows:

	For the years ended
	December 31, 2017	December 31, 2016

March 2013 Notes	$(562,500)	$(525,000)

July 2013 Notes	(250,000)	(233,333)

September 2013 Notes	(802,500)	(749,000)

January 2014 Notes	(146,668)	(119,166)

Warrant liability	(190,000)	(580,000)

Rights liability	(48,937)	130,000

Total change in fair value of derivative	$(2,000,605)	$(2,076,499)

The Company recorded interest expense and discount accretion as set forth below:

	For the years ended
	December 31, 2017	December 31, 2016

2012 Notes	$12,999	$15,038

March 2013 Notes	56,250	56,404

July 2013 Notes	18,335	18,384

September 2013 Notes	69,550	69,741

January 2014 Notes	13,749	13,788

Total interest expense	$170,883	$173,355

8.	STOCKHOLDERS’ EQUITY

Common Stock. On October 19, 2017, the 2012 Convertible Notes matured, and the holders elected to convert the note balances and accrued interest into common stock and also exercise the associated warrants. As a result, we issued 2,906,944 shares of common stock. (see Note 7)

On June 27, 2016, we entered into a SPA with an institutional investor pursuant to which we agreed to sell, and the purchasers agreed to purchase, an aggregate of 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock, which we refer to as the 2016 Offering, and in conjunction with the closing of such transaction we issued warrants to purchase 257,353 shares of common stock to our placement agent.

The SPA contains customary representations, warranties and covenants by the Company and the purchasers. In addition, the SPA provides that each purchaser has a right, subject to certain exceptions described in the agreement, to participate in future issuances of equity and debt securities by us for a period of 12 months following the effective date of this registration statement, and certain price protections that provide for the grant of additional shares of common stock if we sell shares for less than $0.34 per share (the purchase price in the 2016 Offering) during such 12-month period. Moreover, we agreed, subject to certain exceptions, not to sell securities for five months from the effective date of this registration statement.

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

The investor warrants contain “non-standard” adjustments (down-round anti-dilution protection) for 12 months following issuance. The Company determined that the warrants contain certain embedded features that have to be evaluated under the guidance in ASC 815 and determined that they are also “embedded derivatives” that require bifurcation and are to be accounted for as a mark-to-market derivative liability until it lapses. These features lapsed in August 2017.

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

Share-Based Compensation. We recognized $271,377 and $342,483 in stock-based compensation expense for the years ended December 31, 2017 and 2016, respectively. We expect to recognize the compensation cost related to non-vested options as of December 31, 2017 of $313,000 over the weighted average remaining recognition period of 1.02 years.

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

The following summarizes share-based compensation expense for the years ended December 31, 2017 and 2016, which was allocated as follows:

	December 31,
	2017	2016

Research and development	$83,425	$116,327
General and administrative	187,952	226,156
	$271,377	$342,483

The following summarizes stock option activity for the years ended December 31, 2017 and 2016:

		Options Outstanding
	Shares available for grants	Number of shares	Exercise price range	Weighted average exercise price

December 31, 2015	1,548,029	7,131,211	$0.14 - 3.00	$0.30
Grants	(940,000)	940,000	0.64	0.64
Exercises	-	-	-	-
Forfeitures	-	-	-	-
Expirations*	-	(372,500)	0.76 - 3.00	1.23
December 31, 2016	608,029	7,698,711	$0.14 - 0.64	$0.29
Grants	(1,000,000)	1,000,000	0.28	0.28
Exercises	-	(95,608)	0.16	0.16
Forfeitures*	124,750	(167,915)	0.21 - 0.64	0.40
Expirations	376,400	(376,400)	0.27	0.27
December 31, 2017	109,179	8,058,788	$0.14 - 0.64	$0.29

Vested and expected to vest at December 31, 2017		7,945,342

Exercisable at December 31, 2017		6,358,788

*Note: A portion of the forfeitures in 2017 and the 2016 expirations were for options issued out of the 2000 Equity Incentive Plan and therefore they are not available for reissuance.

The following summarizes information about stock options outstanding at December 31, 2017:

	Outstanding options			Exercisable options
		Weighted-			Weighted-
		average	Weighted-		average	Weighted-
	Number of	remaining	average	Number of	remaining	average
	shares	contractual	exercise	shares	contractual	exercise
Range of exercise prices	outstanding	life (in years)	price	exercisable	life (in years)	price

$0.14 – $0.28	5,498,963	3.7	$0.20	4,592,713	2.7	$0.19
$0.36 – $0.64	2,559,825	4.4	0.48	1,766,075	4.2	0.47
	8,058,788	3.9	0.29	6,358,788	3.1	0.27

Intrinsic value of in-the-money options, using the December 31, 2017 closing price of $0.17	$38,026			$38,026

Determining the Fair Value of Options. We use the Black-Scholes valuation model to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price and volatility of our common stock. We used the following forward-looking range of assumptions to value each stock option granted to employees, directors and consultants during the years ended December 31, 2017 and 2016:

	2017	2016

Dividend yield	0.0%	0.0%
Risk-free rate of return	1.73%	1.41%
Expected life in years	5.88	4.5 - 7
Volatility	90%	87-95%
Forfeiture rate	2.6%	2.6%

Our dividend yield assumption is based on the fact that we have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. Our risk-free interest rate assumption is based on yields of U.S. Treasury notes in effect at the date of grant. Our expected life represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the Securities and Exchange Commission (“SEC”) guidance provided in the SEC’s Staff Accounting Bulletin (“SAB”) 107 and SAB 110, using a “simplified” method. The Company has used the simplified method and will continue to use the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. Our volatility assumption is based on reviews of the historical volatility of our common stock. Using Black-Scholes and these factors, the weighted average fair value of stock options granted to employees and directors was $0.21 and $0.46 for the years ended December 31, 2017 and 2016, respectively. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

The following table summarizes our warrant activity for 2017 and 2016:

	Warrants Outstanding
	Number of shares	Exercise price range	Weighted average exercise price

December 31, 2015	1,807,407	$ 0.15 - 0.38	$0.32
Issuances	5,404,412	0.37 - 0.51	0.50
Expirations	(1,407,407)	0.38	0.38
December 31, 2016	5,804,412	$ 0.15 - 0.51	$0.48
Exercises	(400,000)	0.15	0.15
December 31, 2017	5,404,412	$ 0.37 - 0.51	$0.50

9.	INCOME TAXES

The Company’s provision for income taxes consists of the following for the years ended December 31, 2017 and 2016:

	2017	2016

Current income tax provision (benefit)
Federal	$-	$-
State	-	-
Foreign	98,605	-
Total	98,605	-

Deferred income tax provision (benefit)
Federal	4,816,966	(443,227)
State	771,423	(70,990)
Foreign	-	-
Total	5,588,389	(514,217)

Change in valuation allowance	(5,588,389)	514,217

Total provision (benefit) for income taxes	$98,605	$-

The Company’s foreign income tax provision relates to its activities in the Republic of South Korean and specifically to South Korean income taxes paid by the Company upon the receipt of certain commercial and development milestone payments made by G-TreeBNT Co., Ltd. pursuant to its amended and restated license agreement for RGN 137. The income taxes paid to the Republic of South Korea can be used as a credit against future U.S. federal income taxes; however, the Company has fully reserved the deferred tax asset related to the tax credit with a valuation allowance since it is not be “more likely than not” that the Company will generate taxable income within the carryforward period of the credit. The tax credit will expire if not used in 2027.

Significant components of the Company’s deferred tax assets at December 31, 2017 and 2016 and related valuation allowances are presented below:

	Year ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$13,045,000	$18,229,000
Research and experimentation tax credit carryforward	2,268,000	2,263,000
Foreign tax credit carryforward	99,000	-
Charitable contribution carryforward	4,000	2,000
Accrued expenses and deferred revenue	439,000	643,000
Depreciation and amortization	(1,000)	-
Share-based compensation	840,000	1,145,000
	16,694,000	22,282,000

Less: valuation allowance	(16,694,000)	(22,282,000)

Net deferred tax assets	$-	$-

At December 31, 2017, we had net operating loss carryforwards for income tax purposes of approximately $47 million, which are available to offset future federal and state taxable income, if any, and, research and experimental tax credit carryforwards of approximately $2.3 million. The carryforwards, if not utilized, will expire in increments through 2037.

Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change. During 2009, the Company completed a preliminary study to compute any limits on the net operating losses and credit carryforwards for purposes of Section 382. It was determined that the Company experienced a cumulative change in ownership, as defined by the regulations, in 2002. This change in ownership triggers an annual limitation on the Company’s ability to utilize certain U.S. federal and state net operating loss carryforwards and research tax credit carryforwards, resulting in the potential loss of approximately $9.8 million of net operating loss carryforwards and $0.2 million in research credit carryforwards. The Company has reduced the deferred tax assets associated with these carryforwards in its balance sheets. The Company believes that the future use of net operating losses and tax credits presented above may be further reduced as a result of additional ownership changes subsequent to 2009.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate for the years ended December 31, 2017 and 2016, due to the following:

	2017	2016
Federal tax benefit, at statutory rate	34.00%	34.00%
State taxes, net of federal benefit	5.45%	5.45%
Foreign taxes	25.61%	0.00%
Change in fair value of derivative liabilities	-204.92%	-320.60%
Share-based compensation	13.56%	34.57%
Other permanent differences and other	16.60%	24.01%
Research and experimental tax credits	-0.57%	-1.88%
Foreign tax credits	-25.61%	0.00%
Change in federal tax rate due to Tax Cuts and Jobs Act	1612.67%	0.00%
Change in valuation allowance	-1451.18%	224.45%

	25.61%	0.00%

The most significant impact on our effective tax rate in 2017 was the revaluation of our deferred tax assets and liabilities at the lower 21% U.S. corporate tax rate, as proscribed by the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 and will lower the U.S. corporate tax rate from 35% to 21% beginning in 2018. We measure our deferred tax assets and liabilities using the tax rates that we believe will apply in the years in which the temporary differences are expected to be recovered or paid. As a result, we remeasured our deferred tax assets and deferred tax liabilities to reflect the reduction in the enacted U.S. corporate income tax rate.

As discussed in Note 2, we recognize the effect of income tax positions only if those positions more likely than not of being sustained. At December 31, 2017 and 2016, we had no gross unrecognized tax benefits. We do not expect any significant changes in unrecognized tax benefits over the next 12 months. In addition, we did not recognize any interest or penalties related to uncertain tax positions at December 31, 2017 and 2016.

The 2007 through 2017 tax years generally remain subject to examination by federal and most state tax authorities. In addition, we would remain open to examination for earlier years if we were to utilize net operating losses or tax credit carryforwards that originated prior to 2012.

10.	COMMITMENTS

Lease. In February 2017, we amended our office lease agreement and the term was extended through July 2020. During the extended term our rental payments will average approximately $4,000 per month.

The future minimum rent payments as of December 31, are as follows:

2018	$46,700.00

2019	48,101.00

2020	28,850.00

Total	$123,651.00

Employment Continuity Agreements. We have entered into employment contracts with our executive officers which provide for severance if the executive is dismissed without cause or under certain circumstances after a change of control in our ownership. At December 31, 2017, these obligations, if triggered, could amount to a maximum of approximately $120,000 for termination without cause or $240,000 with a change of control in the aggregate.

11.	SUBSEQUENT EVENTS

Warrant Exercise. On March 2, 2018, we entered into a warrant reprice and exercise and issuance agreement (the “Reprice Agreement”) with Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (collectively, “Sabby”). In connection with the securities purchase agreement between the Company and Sabby dated June 27, 2016 (the “Purchase Agreement”), we also issued to Sabby warrants to purchase 5,147,059 shares of common stock (the “Warrant Shares”) at an exercise price of $0.51 per share (the “Sabby Warrants”). Under the terms of the Reprice Agreement, in consideration of Sabby exercising in full all of the Sabby Warrants (the “Warrant Exercise”), the exercise price per share of the Sabby Warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to Sabby warrants to purchase up to 3,860,294 shares of common stock at an exercise price of $0.2301 per share, the closing bid price for the Company’s Common Stock on February 28, 2018 (the “New Warrants”). We received gross proceeds of approximately $1,000,000 from the warrant reprice transaction.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment of Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to Quarterly Report on Form 10-Q (File No. 001-15070) for the quarter ended June 30, 2006 (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.1^	Amended and Restated 2000 Stock Option and Incentive Plan, as amended	Annex A to the Company’s Proxy Statement on Schedule 14A (File No. 001-15070) (filed May 9, 2008)

46

10.2^	2010 Equity Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.3	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.4	Patent License Agreement — Exclusive, dated January 24, 2001, between the Company and the U.S. Public Health Service	Exhibit B to Exhibit 10.1 to Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-15070) (filed January 16, 2013)

10.5	Thymosin Beta 4 License and Supply Agreement, dated January 21, 2004, between the Company and Defiante Farmaceutica S.A.	Exhibit 10.10 to Registration Statement on Form SB-2 (File No. 333-113417) (filed March 9, 2004)**

10.6	Lease, by and between the Company and The Realty Associates Fund V, L.P., dated December 10, 2009	Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15070) (filed March 31, 2010)

10.7	Form of Warrant to Purchase Common Stock dated April 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 16, 2009)

10.8	Form of Common Stock Purchase Warrant, dated October 5, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 30, 2009)

10.9	Form of Warrant, dated October 15, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 5, 2009)

10.10	Representative’s Warrant to Purchase Common Stock, dated May 21, 2010	Exhibit 4.3 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

10.11	Registration Rights Agreement, dated January 4, 2011	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.12	Warrant to Purchase Common Stock, dated January 7, 2011, issued to Lincoln Park Capital	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.13	Form of Warrant to Purchase Common Stock, dated January 7, 2011, issued to the Sigma-Tau Purchasers	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.14^	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Exhibit 10.8 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.15^	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Exhibit 10.12 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.16	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.17	Form of Warrant	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.18	Convertible Note and Warrant Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

47

10.19	License Agreement with Lee’s Pharmaceutical (HK) Limited	Exhibit 10.1 to Amendment No. 1 to Form 10-Q (File No. 001-15070) for the quarter ended September 30, 2012 (filed January 16, 2013)**

10.20	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.21	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.22	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.23	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.24^	Letter Agreement between the Company and J.J. Finkelstein, dated July 5, 2013	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.25^	Letter Agreement between the Company and Allan L. Goldstein, dated July 5, 2013	Exhibit 10.4 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.26	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.27	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.28	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.29	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.30^	Letter Agreement between the Company and J.J. Finkelstein, dated January 7, 2014	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.31	Letter Agreement between the Company and Allan L. Goldstein, dated January 7, 2014	Exhibit 10.3 to Quarterly Report on Form10-Q (File No. 001-15070) (filed January 9, 2014)

10.32	Securities Purchase Agreement	Exhibit 10.5 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)

10.33	License Agreement RGN-259 dated March 7, 2014 with GtreeBNT (formerly Digital Aria)	Exhibit 10.6 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)**

10.34	License Agreement RGN-137 dated March 7, 2014 with GtreeBNT (formerly Digital Aria)	Exhibit 10.7 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)**

10.35^	Executive Employment Agreement between the Company and J.J. Finkelstein dated April 16, 2014	Exhibit 10.1 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.36^	Executive Employment Agreement between the Company and Allan L. Goldstein dated April 16, 2014	Exhibit 10.2 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.37^	Executive Employment Agreement between the Company and Dane Saglio dated April 16, 2014	Exhibit 10.3 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

48

10.38	Form of First Amendment to Promissory Note dated October 3, 2014	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 9, 2014)

10.39	Joint Venture Agreement between the Company and GtreeBNT Co., Ltd. dated January 28, 2015	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2015)

10.40	License Agreement between the Company and ReGenTree, LLC dated January 28, 2015	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2015)

10.41	2014 Amendment to Lease Agreement	Exhibit 10.41 to Annual Report on Form 10-K (File No. 001-15070) (filed April 11, 2016)

10.42	Securities Purchase Agreement between the Company and Purchasers identified therein dated June 27, 2016.	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 1, 2016).

10.43	Registration Rights Agreement between the Company and Purchasers identified therein dated June 27, 2016.	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 1, 2016).

10.44	Amendment No. 2 to the RGN-259 License Agreement between the Company and ReGenTree, LLC dated April 28, 2016.	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed August 22, 2016)

10.45	Amendment No. 2. to Joint Venture Agreement between the Company and GtreeBNT Co., Ltd. dated May 11, 2016.	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed August 22, 2016)

10.46	Amendment No 2. Dated as of August 28, 2017, REN-137 License Agreement between the Company and GTreeBNT Co., LTD, dated March 7, 2014	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 14, 2017)**

10.47	Warrant Reprice Agreement between the Company and the Purchasers identified therein dated March 2, 2018	Filed herewith

10.48	Form of Common Stock Warrant	Filed herewith

23.1	Consent of CohnReznick LLP	Filed herewith

24.1	Powers of Attorney	Included on signature page

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith***

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2017 and 2016; (ii) Statements of Operations for the years ended December 31, 2017 and 2016; (iii) Statements of Changes in Stockholders’ Deficit; (iv) Statements of Cash Flows for the years ended December 31, 2017 and 2016; and (v) Notes to Financial Statements.	Filed herewith

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

**	The registrant has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Securities and Exchange Commission.

***	This certification is being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

^	Compensatory plan, contract or arrangement.

49