Form 10-Q
period 2018-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2018-05-15
CIK 707511

United States
Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2018

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to __________________.

Commission file number 001-15070

RegeneRx Biopharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-1253406
(State of Incorporation)	(IRS Employer I.D. Number)

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

119,637,282 shares of common stock, par value $0.001 per share, were outstanding as of May 07, 2018.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2018

Part I – Financial Information

Item 1. Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)	(See Note 1)

ASSETS
Current assets
Cash and cash equivalents	$923,502	$181,708
Prepaid expenses and other current assets	22,463	35,442
Total current assets	945,965	217,150
Property and equipment, net of accumulated depreciation of $95,923 and $95,168	3,416	4,171
Other assets	5,752	5,752
Total assets	$955,133	$227,073

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$69,583	$66,461
Unearned revenue	78,893	78,893
Accrued expenses	188,506	232,365
Convertible promisory notes	439,347	591,036
Fair value of derivative liabilities	-	1,184,334
Total current liabilities	776,329	2,153,089

Long-term liabilities
Unearned revenue	2,126,840	2,045,622
Convertible promisory notes	-	43,819
Fair value of derivative liabilities	-	100,835
Total liabilities	2,903,169	4,343,365

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 119,637,282 and 109,789,703 issued and outstanding	119,637	109,790
Additional paid-in capital	102,806,415	100,333,144
Accumulated deficit	(104,874,088)	(104,559,226)
Total stockholders' deficit	(1,948,036)	(4,116,292)
Total liabilities and stockholders' deficit	$955,133	$227,073

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	Three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Revenues	$18,782	$12,706

Operating expenses
Research and development	18,845	34,919
General and administrative	364,071	365,485
Total operating expenses	382,916	400,404
Loss from operations	(364,134)	(387,698)
Inducement expense	(582,904)	-
Interest expense	(38,826)	(42,629)
Change in fair value of derivative liabilities	-	539,667
Net (loss) income	$(985,864)	$109,340

Basic net (loss) income per common share	$(0.01)	$0.00
Diluted net (loss) income per common share	$(0.01)	$0.00

Weighted average number of common shares outstanding - basic	111,622,073	106,787,151
Weighted average number of common shares outstanding - diluted	111,622,073	125,907,455

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

	For the Three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Operating activities:
Net (loss) income	$(985,864)	$109,340
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	755	781
Non-cash share-based compensation	60,168	66,358
Non-cash interest expense	29,492	30,288
Non-cash inducement expense	582,904	-
Change in fair value of derivative liabilities	-	(539,667)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	12,979	34,417
Accounts payable	3,122	(6,315)
Accrued expenses	13,173	31,645
Unearned revenue	81,218	(12,706)
Net cash used in operating activities	(202,053)	(285,859)

Financing activities:
Stock issuance costs	(85,565)	-
Proceeds from the exercise of stock warrants	1,029,412	-
Net cash provided by financing activities	943,847	-
Net increase (decrease) in cash and cash equivalents	741,794	(285,859)

Cash and cash equivalents at beginning of period	181,708	769,495
Cash and cash equivalents at end of period	$923,502	$483,636

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Conversion of promissory notes to common stock	$225,000	$-

Conversion of accrued interest to common stock	$57,032	$-

Fair value of warrants issued to placement agent	$15,545	$-

Fair value of derivative liabilities reclassified to equity	$1,285,169	$-

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three months ended March 31, 2018 and 2017 (Unaudited)

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

Since inception, and through March 31, 2018, we have an accumulated deficit of $105 million and we had cash and cash equivalents of $923,502 as of March 31, 2018. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. In August 2017, we amended the RGN-137 License Agreement with GtreeBNT in exchange for a series of payments the last of which will be received in June 2018. On March 2, 2018 we entered into a warrant reprice, exercise and issuance agreement (the “Reprice Agreement”) with the holders of the warrants issued in the 2016 Offering. Under the terms of the Reprice Agreement, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering 3,860,294 new warrants with an exercise price of $0.2301 per share. We received gross proceeds of approximately $1,029,000 pursuant to the exercise and issued 5,147,059 shares of common stock. The amendment payments and warrant reprice proceeds plus our year end cash balance will fund planned operations into the first quarter of 2019. We will need to secure additional operating capital to continue operations beyond the first quarter of 2019 as well as substantial additional funds in order to significantly advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our Company or certain of our intellectual property rights.

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

Basis of Presentation.

The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the SEC, for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The accounting policies underlying our unaudited interim financial statements are consistent with those underlying our audited annual financial statements, but do not include all disclosures including notes required by U.S. GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited annual financial statements as of and for the year ended December 31, 2017, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”).

The Company’s significant accounting policies are included in “Part IV - Item 15 – Exhibits, Financial Statement Schedules. - Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Company’s Annual Report. There have been no changes to these policies except as described below:

The accompanying December 31, 2017 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other future period.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”).

Revenue Recognition.

Effective January 1, 2018, the Company adopted the new revenue recognition guidance contained in ASC 606, using the modified retrospective method. The adoption of ASC 606 did not result in any material change to how the Company recognizes revenue or to the accounting for costs to obtain and fulfill contacts with customers. As a result, the adoption did not result in a cumulative effect change on the date of adoption. See discussion below for the Company’s revenue recognition policies subsequent to the adoption of the new revenue recognition guidance.

Financial Instruments.

Effective January 1, 2018, the Company adopted new accounting guidance for financial instruments that contain down round features. As of December 31, 2017, the Company’s existing convertible notes contained embedded conversion features that under previous accounting guidance had been separately accounted for as derivative liabilities due to the presence of down round protection which (which precluded those embedded features from being classified as equity). Upon the adoption of the new guidance, the derivative liabilities were transferred to equity (additional paid in-capital and accumulated deficit) since the presence of those down round features no longer preclude equity treatment. See Note 6 for further discussion of the terms of the convertible notes and embedded conversion features.

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

Upon the adoption of new accounting guidance on January 1, 2018, the embedded conversion features in the Company’s convertible notes are no longer accounted for as derivative liabilities.

Revenue Recognition.

Subsequent to the adoption of Accounting Standards Codification Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018

The Company analyzes contracts to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers, (ii) identification of distinct performance obligations in the contract, (iii) determination of contract transaction price, (iv) allocation of contract transaction price to the performance obligations and (v) determination of revenue recognition based on timing of satisfaction of the performance obligation. The Company recognizes revenues upon the satisfaction of its performance obligation (upon transfer of control of promised goods or services to our customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services.

The Company's contracts with customers may at times include multiple promises to transfer products and services. Contracts with multiple promises are analyzed to determine whether the promises, which may include a license together with performance obligations such as providing a clinical supply of product and steering committee services, are distinct and should be accounted for as separate performance obligations or whether they must be accounted for as a single performance obligation. The Company accounts for individual performance obligations separately if they are distinct. Determining whether products and services are considered distinct performance obligations may require significant judgment.

Revenue associated with licensing agreements consists of non-refundable upfront license fees and milestone payments. Non-refundable upfront license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant license technology, are recognized as revenue upon delivery of the technology.

Whenever the Company determines that an arrangement should be accounted for as a combined performance obligation, we must determine the period over which the performance obligation will be performed and when revenue will be recognized. Revenue is recognized using either a relative performance or straight-line method. We recognize revenue using the relative performance method provided that the we can reasonably estimate the level of effort required to complete our performance obligation under an arrangement and such performance obligation is provided on a best-efforts basis. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the relative performance method, as of each reporting period.

If the Company cannot reasonably estimate the level of effort required to complete our performance obligation under an arrangement, the performance obligation is provided on a best-efforts basis and we can reasonably estimate when the performance obligation ceases or the remaining obligations become inconsequential and perfunctory, then the total payments under the arrangement, excluding royalties and payments contingent upon achievement of substantive milestones, would be recognized as revenue on a straight-line basis over the period we expect to complete our performance obligations. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date.

If the Company cannot reasonably estimate when our performance obligation either ceases or becomes inconsequential and perfunctory, revenue is deferred until we can reasonably estimate when the performance obligation ceases or becomes inconsequential. Revenue is then recognized over the remaining estimated period of performance.

At the inception of each arrangement that includes development milestone payments, the Company evaluates the probability of reaching the milestones and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore revenue recognized is constrained as management is unable to assert that a reversal of revenue would not be possible. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as unearned revenue in our accompanying condensed balance sheets.

Contract assets are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied.

For details about the Company’s revenue recognition policy prior to the adoption of ASC 606, refer to the Company’s Annual Report.

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

Because the Company is not obligated to fund the Joint Venture, and has not provided any financial support to the Joint Venture, the carrying value of its investment in the Joint Venture is zero. As a result, the Company is not recognizing its share (38.5%) of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point the Company will reduce its share of the Joint Venture’s net income by its share of previously suspended net losses. As of March 31, 2018, because it has not provided any financial support and is not obligated to fund the Joint Venture, the Company has no financial exposure as a result of its variable interest in the Joint Venture.

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

Recently Adopted Accounting Pronouncements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. In March 2016, the FASB issued an accounting standard update to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued an accounting standard update to clarify the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In May 2016, the FASB issued an accounting standard update to clarify guidance in certain areas and add some practical expedients to the guidance. The amendments in these 2016 updates do not change the core principle of the previously issued guidance in May 2014. Effective January 1, 2018, the Company adopted ASU 2014-09 (Topic 606) using the modified retrospective method through a cumulative adjustment to equity, which resulted in an immaterial difference and no adjustment to our opening balance of accumulated deficit as of January 1, 2018.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this Update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. Part II of this Update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. For public business entities, the amendments in Part I of this Update are effective for years, beginning after December 15, 2018. Effective January 1, 2018, the Company adopted ASU 2017-11, Distinguishing Liabilities from Equity (Topic 480). As a result, the December 31, 2017 qualifying liabilities of approximately $1.3 million were reclassified as equity as of January 1, 2018.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The Company adopted ASU 2017-09 in the first quarter of 2018 and the adoption of this ASU did not have a material effect on the consolidated financial statements.

Recent Accounting Pronouncements.

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

Basic net income (loss) per common share for the three-month periods ended March 31, 2018 and 2017, is based on the weighted-average number of shares of common stock outstanding during the periods. Diluted loss per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred. Potentially dilutive shares are excluded because the effect is antidilutive. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the reporting period. The potentially dilutive securities include 20,212,715 shares and 27,127,706 shares in 2018 and 2017, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants. For the three month period ended March 31, 2017, 19,120,304 dilutive securities related to convertible debt, options and warrants were included in the diluted income per share calculation.

3.	Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) and amortize that cost over the expected term of the grant. We recognized $60,168 and $66,358 in stock-based compensation expense for the three months ended March 31, 2018 and 2017, respectively.

We did not issue stock options to employees, consultants and directors during the three months ended March 31, 2018 or 2017, respectively.

A summary of the Company’s stock options for the nine months ended March 31, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding, December 31, 2017	8,058,788	$0.29
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Options Outstanding, March 31, 2018	8,058,788	$0.29	3.7 years	$158,354
Vested and unvested but expected to vest, March 31, 2018	7,995,892	$0.29	3.7 years	$157,347
Exercisable at March 31, 2018	6,666,288	$0.28	2.9 years	$156,104

The average expected life was determined using historical data. We expect to recognize the compensation cost related to non-vested options as of March 31, 2018 of $252,538 over the weighted average remaining recognition period of 0.95 years.

4.	Income Taxes

As of March 31, 2018, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2018; no changes in settled tax years have occurred through March 31, 2018. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

Level 3 — Unobservable inputs.

As of March 31, 2018 and December 31, 2017, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $924,000 and $181,000, respectively, using Level 1 inputs. Our December 31, 2017 balance sheets reflect qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued in March, July and September of 2013 and January 2014 (see Note 6). Previously we evaluated the derivative liability embedded in the series of convertible notes using the Black-Scholes model to determine if an adjustment to the carrying value of the liability was required each reporting period. Given the conditions surrounding the trading of the Company’s equity securities, the Company had valued its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.   Our March 31, 2018 balance sheet no longer reflects these liabilities pursuant to the adoption ASU 2017-11, Distinguishing Liabilities from Equity (Topic 480). As a result, the December 31, 2017 qualifying liabilities were reclassified as equity.

For the three months ended March 31, 2018, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at				Balance at
	December 31,	New	Change in		March 31,
	2017	Issuances	Fair Values	Reclassifications	2018

Level 3 -
Derivative liabilities from:
Conversion features
March 2013	$412,500	$-	$-	$(412,500)	$-
July 2013	183,334	-	-	(183,334)	-
September 2013	588,500	-	-	(588,500)	-
January 2014	100,835	-	-	(100,835)	-
Derivative instruments	$1,285,169	$-	$-	$(1,285,169)	$-

6.	Convertible Notes

2012 Convertible Notes

On October 19, 2012 we completed a private placement of convertible notes (the “2012 Notes”) raising an aggregate of $300,000 in gross proceeds. The 2012 Notes were originally to mature after twenty-four (24) months from issuance. The 2012 Notes bore interest at a rate of five percent (5%) per annum and were convertible into shares of our common stock at a conversion price of fifteen cents ($0.15) per share (subject to adjustment as described in the 2012 Notes) at any time prior to repayment, at the election of the Investors. In the aggregate, the 2012 Notes were convertible into up to 2,000,000 shares of our common stock excluding interest.

At any time prior to maturity of the 2012 Notes, with the consent of the holders of a majority in interest of the 2012 Notes, we may prepay the outstanding principal amount of the 2012 Notes plus unpaid accrued interest without penalty. The outstanding principal and all accrued interest on the 2012 Notes would accelerate and automatically become immediately due and payable upon the occurrence of certain events of default.

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

2013 Convertible Notes

On March 29, 2013, we completed a private placement of convertible notes (the “March 2013 Notes”) raising an aggregate of $225,000 in gross proceeds. The March 2013 Notes bore interest at a rate of five percent (5%) per annum, mature sixty (60) months after their date of issuance and were convertible into shares of our common stock at a conversion price of six cents ($0.06) per share (subject to adjustment as described in the March 2013 Notes) at any time prior to repayment, at the election of the investor. In the aggregate, the March 2013 Notes were initially convertible into up to 3,750,000 shares of our common stock.

At any time prior to maturity of the March 2013 Notes, with the consent of the holders of a majority in interest of the March 2013 Notes, we may prepay the outstanding principal amount of the March 2013 Notes plus unpaid accrued interest without penalty. The outstanding principal and all accrued interest on the March 2013 Notes would accelerate and automatically become immediately due and payable upon the occurrence of certain events of default.

The investors in the offering included two directors of the Company, Dr. Goldstein and Joseph C. McNay, an outside director. The principal amounts of their respective March 2013 Notes are as set forth below:

Investor	Note Principal
Joseph C. McNay	$50,000
Allan L. Goldstein	$25,000

The March 2013 Notes contained a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the March 2013 Notes.  The adjustment would reduce the conversion price of the March 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related March 2013 Notes have been settled prior to the adoption of ASU 2017-11. The bifurcated liability of $225,000 was recorded on the date of issuance which resulted in a residual debt value of $0.  The discount related to the embedded feature was accreted back to debt through the maturity of the notes. The March 2013 Notes matured, and the holders elected to convert the note balances and accrued interest into common stock in March 2018.

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

The July 2013 Notes contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the July 2013 Notes.  The adjustment would reduce the conversion price of the July 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related July 2013 Notes have been settled prior to the adoption of ASU 2017-11.  The bifurcated liability of $66,667 was recorded on the date of issuance which resulted in a residual debt value of $33,333. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

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

The September 2013 Notes contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the September 2013 Notes.  The adjustment would reduce the conversion price of the September 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related September 2013 Notes have been settled prior to the adoption of ASU 2017-11.  The bifurcated liability of $267,500 was recorded on the date of issuance which resulted in a residual debt value of $53,500. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

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

The January 2014 Notes contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the January 2014 Notes.  The adjustment would reduce the conversion price of the January 2014 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related January 2014 Notes have been settled prior to the adoption of ASU 2017-11.  The bifurcated liability of $55,000 was recorded on the date of issuance which resulted in a residual debt value of $0. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes.

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended
	March 31, 2018	March 31, 2017

2012 Notes	$-	$3,698

March 2013 Notes	14,192	13,870

July 2013 Notes	4,448	4,521

September 2013 Notes	16,856	17,150

January 2014 Notes	3,330	3,390

Total interest expense	$38,826	$42,629

The fair value of the derivative liability is as follows:

	March 31, 2018	December 31, 2017

March 2013 Notes	$-	$412,500

July 2013 Notes	-	183,334

September 2013 Notes	-	588,500

January 2014 Notes	-	100,835

Total fair value of derivative liability	$-	$1,285,169

As of January 1, 2018, the Company early adopted ASU 2017-11, which revised the guidance for instruments with down round provisions. In accordance with the guidance presented in the ASU, the fair value of the derivative liability balance as of December 31, 2017 of $1,285,169 was reclassified by means of a cumulative-effect adjustment to equity as of January 1, 2018.

The change in fair value of derivative liability is as follows:

	For the three months ended
	March 31, 2018	March 31, 2017

March 2013 Notes	$-	$(112,500)

July 2013 Notes	-	(50,000)

September 2013 Notes	-	(160,500)

January 2014 Notes	-	(36,667)

Warrant liability	-	(190,000)

Rights liability	-	10,000

Total change in fair value of derivative	$-	$(539,667)

7.	License agreements

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

Under the License Agreement, the Company received $1.0 million in up-front payments and is entitled to receive royalties on the Joint Venture’s future sales of products. On April 6, 2016, we received $250,000 from ReGenTree in connection with the amendment of the License Agreement in April 2016 to expand the territorial rights to include Canada. The Company is accounting for the License Agreement with the Joint Venture as a revenue arrangement. Since participation in the joint development committee is required it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company assessed the license agreements in accordance with ASC 606. The Company evaluated the promised goods and services under the license agreements and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize RGN-259 and participation in the joint development committee. Revenue is being recognized on a straight-line basis over a period of 30 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation. Revenue will be recognized for future royalty payments as they are earned.

GtreeBNT.

We are a party to a license agreement with GtreeBNT for the license of RGN-259 related to certain development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan). Separately, we licensed GtreeBNT the rights to RGN-137 which was recently amended in exchange for a series of payments the last of which will be received in June 2018. GtreeBNT is currently our second largest stockholder. GtreeBNT filed an investigational new drug application (“IND”) with the Korean Ministry of Food and Drug Safety to conduct a Phase 2/3 study with RGN-259 in patients with dry eye syndrome and in July 2015 received approval to conduct the trial. In late 2016 GtreeBNT informed us that it believes marketing approval in the U.S. will allow expedited marketing in Korea, possibly without the need for a clinical trial.

Lee’s Pharmaceutical.

We are a party to a license agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan (the “Lee’s License Agreement”). Lee’s previously filed an IND with the Chinese FDA (‘CFDA”) to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's subsequently informed us that it received notice from CFDA declining its IND application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not yet been informed of a projected starting date for Phase 2 trials.

8.	Stockholders’ Equity

On March 2, 2018, we entered into the Reprice Agreement with Sabby Healthcare Master Fund, Ltd., and Sabby Volatility Warrant Master Fund, Ltd. (collectively, “Sabby”). In connection with that certain securities purchase agreement between the Company and Sabby dated June 27, 2016 (the “Purchase Agreement”) we also issued to Sabby warrants to purchase 5,147,059 shares of common stock (the “Warrant Shares”) at an exercise price of $0.51 per share (the “Sabby Warrants”). Under the terms of the Reprice Agreement, in consideration of Sabby exercising in full all of the Sabby Warrants (the “Warrant Exercise”), the exercise price per share of the Sabby Warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to Sabby warrants to purchase up to 3,860,294 shares of common stock at an exercise price of $0.2301 per share, the closing bid price for the Company’s Common Stock on February 28, 2018 (the “New Warrants”). We received gross proceeds of approximately $1,029,000 from the warrant reprice transaction.

The Reprice Agreement was accounted for as an inducement and consequently, we recognized a non-operating expense of $582,904 equal to the fair value of the New Warrants calculated using a customized Monte Carlo simulation. The repricing of the Warrant Shares did not result in any incremental fair value and consequently did not result in any additional expense.

In conjunction with the Reprice Agreement we incurred $101,110 of expenses comprised of: (i) 102,947 warrants valued at $15,545 issued to an outside third party as a fee for the transaction and (ii) $85,565 of expenses for professional fees. Such expenses were netted against the proceeds from the transaction. The warrants contained the same terms and conditions as the New Warrants and were valued using the Black-Scholes model.

On March 29, 2018 the March 2013 Convertible Notes matured, and the holders elected to convert the note balances and accrued interest into common stock. As a result, we issued 4,700,520 shares of common stock.

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

Current Financial Status

On March 2, 2018, we entered into the Reprice Agreement with the holders of the warrants issued in June 2016 as part of the offering we completed the at that time. Under the terms of the Reprice Agreement, in consideration of the holders exercising in full all of the 2016 Offering warrants, the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. We received gross proceeds of just over $1,000,000 pursuant the exercise and issued 5,147,059 of common stock. In August 2017 we amended the RGN-137 License Agreement with GtreeBNT Co. Ltd.’s, a Korean pharmaceutical company (“GtreeBNT”) in exchange for a series of payments the last of which will be received in June 2018. The amendment payments and warrant reprice proceeds, plus our year end cash balance, will fund planned operations into the first quarter of 2019. We continuously monitor our cash use as well as the clinical timelines. We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets.

Current Clinical Status

In January 2015, we entered into a Joint Venture Agreement with GtreeBNT whereby we created ReGenTree LLC, (“ReGenTree” or “Joint Venture”, jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. We are entitled to royalties as a percentage of net sales ranging from single digits to low-double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats of ReGenTree and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent. We currently hold a 38.5% ownership interest in ReGenTree. This ownership interest may be further reduced to as low as 25% once ReGenTree obtains FDA approval of an NDA for Dry Eye Syndrome in the U.S. In the event ReGenTree is acquired, or a change of control occurs following achievement of an NDA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties.

To date ReGenTree has sponsored a Phase 2/3 clinical trial (“ARISE-1”) and Phase 3 clinical trials in patients with dry eye syndrome (“DES”) (“ARISE-2”) and in patients with neurotrophic keratopathy (“NK”) (“SEER-1”), all in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 trial and in October 2017, we reported the results of the ARISE-2 trial. The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc., demonstrated a number of statistically significant improvements in both signs and symptoms of dry eye syndrome with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. ReGenTree is proceeding with its RGN-259 development plan according to the parameters discussed with the FDA in April 2018.

The NK trial (SEER-1), a smaller study in an orphan population, has enrolled seventeen patients thus far, and has several additional patients being screened, with a goal of forty-six. There are currently ten clinical sites for the study. ReGenTree has expanded its efforts to accelerate patient enrollment by offering incentives to each site based on numbers of enrollees as well as payments to referral sites. Recently, ReGenTree disclosed that 7 of 17 patients enrolled SEER-1 have completely healed. To participate in the trial the patients were required to have a persistent epithelial defect (non-healing corneal wound). While these preliminary observations are encouraging, it should be noted that the patients and treating physicians remain masked while the trial is on-going, so it is not known whether the healed patients are in the RGN-259 group, placebo group, or distributed among both.

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

In February 2017, our licensee for RGN-137, GtreeBNT, received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa (EB), a genetic disease that causes severe blistering of the skin and internal organs. In August 2017, the Company amended the License Agreement for RGN-137 held by GtreeBNT. Under the amendment the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. GtreeBNT is planning to initiate a small open trial in patients with EB this year to evaluate RGN-137 in such patients prior to sponsoring a larger Phase 3 trial.

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

The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc., demonstrated a number of statistically significant improvements in both signs and symptoms of dry eye syndrome with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. ReGenTree has discussed its future development plans for RGN-259 with the FDA and is planning to initiate an ARISE-3 trial in patients with DES later this year to confirm the results in ARISE-2.

Strategic Partnerships

Lee’s Pharmaceuticals.

We are a party to a license agreement with Lee’s Pharmaceutical for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s previously filed an IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's subsequently informed us that it received notice from China's FDA declining its IND application for a Phase 2b dry eye clinical trial because the API was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not yet been informed of a projected starting date for Phase 2 trials.

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

In February 2017, GtreeBNT received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa, a genetic disease that causes severe blistering of the skin and internal organs. GtreeBNT is planning to initiate a small open trial in patients with EB in 2018 to evaluate RGN-137 in such patients prior to sponsoring a larger Phase 3 trial.

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

Critical Accounting Policies

In Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 29, 2018, which we refer to as the Annual Report, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

Revenues. For the three months ended March 31, 2018 we recorded revenue in the amount of $19,000 versus $13,000 recorded in the comparable 2017 period. The increase represents revenue related to the amendment of the RGN-137 License Agreement held by GtreeBNT with the balance related to the recognition of the license fees received from ReGenTree.

R&D Expenses. For the three months ended March 31, 2018, our R&D expenses decreased by approximately $16,000, or 46% to $19,000 from $35,000 for the same period in 2017. The 2018 expenses relate primarily to a $4,000 decrease in stock option expense from the 2017 period, the balance of the decrease relates to the absence of consulting expense in 2018 (decrease of $12,000).

G&A Expenses. For the three months ended March 31, 2018, our G&A expenses decreased by approximately $1,000, or .3% to $364,000, from $365,000 for the same period in 2017. The changes in the G&A expenses are reflected in several areas. Increases in tax expense (increase of $17,000), facility (increase $7,000) and insurance (increase of $4,000) are offset by decreases in stock option compensation expense (decrease of $3,000), professional services (decrease of $6,000), investor relations (decrease of $7,000), personnel related (decrease of $8,000) and sponsorship (decrease of $5,000). We expect that our G&A expenses will remain steady.

Net Income and Net Loss. Our Statements of Operations reflects a net loss of $985,864 for the quarter ended March 31, 2018, as opposed to net income of $109,340 for the quarter ended March 31, 2017. The 2018 period net loss reflects inducement expense of $582,904 related to the new warrant component of the March 2018 warrant reprice and exercise agreement (see Note 8). The 2017 period net income reflects the change in the value of the conversion feature related to the derivative liability component of our convertible debt as well as the reduction of the value of the investor rights associated with the 2016 Offering which expired in August 2017. The value of this conversion feature is indexed to the share price of our common stock. The share price of our common stock decreased from $0.32 on December 31, 2016 to $0.29 on March 31, 2017, which resulted in an increase in valuation of our convertible debt derivative component and the recording of an unrealized gain of $539,667 which includes an unrealized gain related to the investor rights associated with the 2016 Offering.

Liquidity and Capital Resources

Overview

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. Over the past couple of years, we have primarily financed our operations through the sale of a series of convertible promissory notes through private placements with accredited investors and the March and August 2014 private placements of common stock with GtreeBNT as well as our entry into the joint venture with ReGenTree in early 2015. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2017 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.

We had cash and cash equivalents of $923,502 at March 31, 2018. Our current cash coupled with the remaining payment to be received under the RGN-137 License Agreement amendment should be sufficient to fund our planned operations into the first quarter of 2019. We will need to secure additional funding in order to advance operations beyond the first quarter of 2019. We may also receive funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Three Months Ended March 31, 2018 and 2017

Net cash used in operating activities was approximately $202,000 for the three months ended March 31, 2018 compared to approximately $286,000 used in operating activities for the three months ended March 31, 2017. In 2018, we received gross proceeds of $1,029,000 pursuant to the March 2018 warrant reprice and exercise transaction. We did not have any financing activities during the three-month period ended March 31, 2017.

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings in addition to a series of five convertible debt placements from October 2012 to January 2014. In June of 2016, we raised $1,520,000 by selling 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock to Sabby. Most recently, on March 2, 2018 we entered into a warrant reprice and exercise and issuance agreement with Sabby, which, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. We received gross proceeds of approximately $1,029,000 pursuant to the exercise and issued 5,147,059 of common stock. In August 2017 we amended the RGN-137 License Agreement with GtreeBNT in exchange for a series of payments, the last of which will be received in June 2018. The amendment payments and warrant reprice proceeds plus our year end cash balance will fund planned operations into the 2019. We continuously monitor our cash use as well as the clinical timelines. We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets.

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

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2018, these cash equivalents were $923,502. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of March 31, 2018, the change in fair value of our financial instruments would not have been material.

Item 4.	Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based upon this evaluation, management has concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Even though we entered into the Reprice Agreement the result of which was the receipt of net proceeds of approximately $1,029,000, these proceeds, coupled with payments received and to be received under the amendment of the RGN-137 are only projected to fund our operations at the current level into first quarter of 2019. We will need to secure additional operating capital to continue operations beyond the first quarter of 2019. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital in 2018 or early 2019 and are evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets which may cause a reduction in the trading price of our common stock.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future and may increase, as we pursue our product development efforts related to Tß4. As of March 31, 2018, our accumulated deficit totaled approximately $105 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report in August 2017 we amended the RGN-137 License Agreement with GtreeBNT in exchange for a series of payments the last of which is scheduled for June 2018. On March 2, 2018, we received gross proceeds of approximately $1,029,000 under a Reprice Agreement These proceeds, plus our year end cash balance, will fund planned operations into the first quarter of 2019. We will need to secure additional operating capital to continue operations beyond the first quarter of 2019. Therefore, we are seeking sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Mauro Bove, a member of our Board is an employee of Lee’s Pharmaceuticals a relationship which could give rise to a conflict of interest for Mr. Bove.

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

Our success will depend in part on our, or our partners’ ability to obtain, defend and enforce patents, both in the United States and abroad. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. As described elsewhere in this report, we currently do not have adequate financial resources to fund our ongoing business activities beyond the first quarter of 2019 without additional funding. As a result of our current financial condition, we continuously evaluate our issued patents and patent applications and may decide to limit their therapeutic and/or geographic coverage in an effort to enhance our ability to focus on certain medical conditions and countries within our financial constraints. As a result, we may not be able to protect our intellectual property rights in indications and/or territories that we otherwise would, and, therefore, our ability to commercialize Tß4, if at all, could be substantially limited, which could have a material adverse impact on our future results of operations.

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

For the period from January 1, 2017 through May 7, 2018 the closing price of our common stock has ranged from $0.15 to $0.37, with an average daily trading volume of approximately 60,000 shares. Considering our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our officers, directors and principal stockholders together control approximately 47.5% of our outstanding common stock. Included in this group is Sigma-Tau (merged with Alfa Wassermann S.p.A.) and its affiliates, which together hold outstanding shares representing approximately 26.6% of our outstanding common stock and GtreeBNT which owns approximately 16.4% of our outstanding common stock. These stockholders also hold options, warrants, convertible promissory notes and stock purchase rights that provide them with the right to acquire significantly more shares of common stock. Accordingly, if these stockholders acted together they could control the outcome of all stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

As of March 31, 2018, there were outstanding options to purchase an aggregate of 8,058,788 shares of our common stock under our 2000 and 2010 incentive equity plans at exercise prices ranging from $0.14 per share to $0.64 per share and outstanding warrants to purchase 4,220,594 shares of our common stock at a weighted average exercise price of $0.24 per share. In addition to the outstanding options and warrants we have also issued three series of convertible promissory notes which are presently convertible into an aggregate of 7,933,333 shares of our common stock. In 2013, we sold three additional series of convertible promissory notes, which notes totaled $646,000 and are initially convertible into 10,766,667 shares of common stock at a conversion price of $0.06 per share. The first of these series of note, the March 2013 Notes, matured on March 29, 2018 and were converted along with accrued interest into common stock. The remaining two series issued in 2013 are convertible into 7,016,667 shares of our common stock. In January 2014, we sold a fifth series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes issued in 2013 and January 2014 contain down round provisions under which the conversion prices of these notes could be decreased as a result of future equity offerings below the conversion price of the notes. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2018 and December 31, 2017; (ii) Condensed Statements of Operations for the three months ended March 31, 2018 and 2017; (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (iv) Notes to Condensed Financial Statements.

*	Filed herewith. Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto.

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

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: May 15, 2018	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer (On Behalf of the Registrant)

