Form 10-Q
period 2018-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2018-08-09
CIK 707511

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

121,726,402 shares of common stock, par value $0.001 per share, were outstanding as of August 07, 2018.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2018

Part I – Financial Information

Item 1. Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)	(See Note 1)

ASSETS
Current assets
Cash and cash equivalents	$662,764	$181,708
Prepaid expenses and other current assets	41,172	35,442
Total current assets	703,936	217,150
Property and equipment, net of accumulated depreciation of $96,589 and $95,168	2,750	4,171
Other assets	5,752	5,752
Total assets	$712,438	$227,073

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$38,655	$66,461
Unearned revenue	76,761	78,893
Accrued expenses	177,108	232,365
Convertible promisory notes	459,179	591,036
Fair value of derivative liabilities	-	1,184,334
Total current liabilities	751,703	2,153,089

Long-term liabilities
Unearned revenue	2,216,468	2,045,622
Convertible promisory notes	-	43,819
Fair value of derivative liabilities	-	100,835
Total liabilities	2,968,171	4,343,365

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 119,637,282 and 109,789,703 issued and outstanding	119,637	109,790
Additional paid-in capital	102,866,592	100,333,144
Accumulated deficit	(105,241,962)	(104,559,226)
Total stockholders' deficit	(2,255,733)	(4,116,292)
Total liabilities and stockholders' deficit	$712,438	$227,073

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$12,504	$12,706	$31,286	$25,412

Operating expenses
Research and development	18,854	33,781	37,699	68,697
General and administrative	335,758	281,946	699,829	647,435
Total operating expenses	354,612	315,727	737,528	716,132
Loss from operations	(342,108)	(303,021)	(706,242)	(690,720)
Inducement expense	-	-	(582,904)	-
Interest expense	(25,766)	(43,100)	(64,592)	(85,730)
Change in fair value of derivative liabilities	-	464,500	-	1,004,167
Net (loss) income	$(367,874)	$118,379	$(1,353,738)	$227,717

Basic net (loss) income per common share	$(0.00)	$0.00	$(0.01)	$0.00
Diluted net (loss) income per common share	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average number of common shares outstanding - basic	119,637,282	106,860,292	115,671,709	106,823,924
Weighted average number of common shares outstanding - diluted	119,637,282	125,442,588	115,671,709	125,406,220

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

	For the Six months ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)

Operating activities:
Net (loss) income	$(1,353,738)	$227,717
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,421	1,536
Non-cash share-based compensation	120,345	114,292
Non-cash interest expense	49,324	60,911
Non-cash inducement expense	582,904	-
Change in fair value of derivative liabilities	-	(1,004,167)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,730)	44,010
Accounts payable	(27,806)	(12,546)
Accrued expenses	1,775	52,026
Unearned revenue	168,714	(25,412)
Net cash used in operating activities	(462,791)	(541,633)

Financing activities:
Stock issuance costs	(85,565)	-
Proceeds from the exercise of stock warrants	1,029,412	-
Proceeds from exercise of common stock options	-	15,297
Net cash provided by financing activities	943,847	15,297

Net increase (decrease) in cash and cash equivalents	481,056	(526,336)

Cash and cash equivalents at beginning of period	181,708	769,495
Cash and cash equivalents at end of period	$662,764	$243,159

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Conversion of promissory notes to common stock	$225,000	$-

Conversion of accrued interest to common stock	$57,032	$-

Fair value of warrants issued to placement agent	$15,545	$-

Fair value of derivative liabilities reclassified to equity	$1,285,169	$-

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three and six months ended June 30, 2018 and 2017 (Unaudited)

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

Management Plans to Address Operating Conditions.

Our strategy is aimed at being capital efficient while leveraging our portfolio of clinical assets by seeking strategic relationships with organizations with clinical development capabilities including development capital. Currently, we have active partnerships in four major territories: North America, Europe, China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until satisfactory results are obtained from the current ophthalmic clinical program in the U.S. before moving into the EU. This should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

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

Since inception, and through June 30, 2018, we have an accumulated deficit of $105 million and we had cash and cash equivalents of $662,764 as of June 30, 2018. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. In August 2017, we amended the RGN-137 License Agreement with GtreeBNT in exchange for a series of payments the last of which was received in June 2018. On March 2, 2018 we entered into a warrant reprice, exercise and issuance agreement (the “Reprice Agreement”) with the holders of the warrants issued in the 2016 Offering. Under the terms of the Reprice Agreement, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering 3,860,294 new warrants with an exercise price of $0.2301 per share. We received gross proceeds of approximately $1,029,000 pursuant to the exercise and issued 5,147,059 shares of common stock. The amendment payments and warrant reprice proceeds plus our year end cash balance will fund planned operations into the first quarter of 2019. We will need to secure additional operating capital to continue operations beyond the first quarter of 2019 as well as substantial additional funds in order to significantly advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our Company or certain of our intellectual property rights.

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

The Company’s significant accounting policies are included in “Part IV - Item 15 – Exhibits, Financial Statement Schedules. - Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Company’s Annual Report. There have been no changes to these policies except as described below.

The accompanying December 31, 2017 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other future period.

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

Financial Instruments.

Effective January 1, 2018, the Company adopted new accounting guidance for financial instruments that contain down round features. As of December 31, 2017, the Company’s existing convertible notes contained embedded conversion features that under previous accounting guidance had been separately accounted for as derivative liabilities due to the presence of down round protection which (which precluded those embedded features from being classified as equity). Upon the adoption of the new guidance, the derivative liabilities were transferred to equity (additional paid in-capital and accumulated deficit) since the presence of those down round features no longer preclude equity treatment. Accordingly, no previously issued financial statements were adjusted as this guidance was applied prospectively. See Note 6 for further discussion of the terms of the convertible notes and embedded conversion features.

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

Contract liabilities result from arrangements where we have received payment in advance of performance under the contract. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.

We have the following amounts recorded for contract liabilities:

	June 30, 2018	December 31, 2017
Unearned revenue	$2,293,229	$2,124,515

The contract liabilities amount disclosed above as of June 30, 2018, is primarily related to revenue being recognized on a straight-line basis over periods ranging from 23 to 30 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligations and represents the Company’s best estimate of the period of the obligation.

Revenue recognized from contract liabilities as of January 1, 2018, during the three and six months ended June 30, 2018, totaled $7,246 and $24,040, respectively. Revenue is expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied.

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

Because the Company is not obligated to fund the Joint Venture, and has not provided any financial support to the Joint Venture, the carrying value of its investment in the Joint Venture is zero. As a result, the Company is not recognizing its share (38.5%) of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point the Company will reduce its share of the Joint Venture’s net income by its share of previously suspended net losses. As of June 30, 2018, because it has not provided any financial support and is not obligated to fund the Joint Venture, the Company has no financial exposure as a result of its variable interest in the Joint Venture.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this Update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. Part II of this Update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. For public business entities, the amendments in Part I of this Update are effective for years, beginning after December 15, 2018. Effective January 1, 2018, the Company adopted ASU 2017-11, Distinguishing Liabilities from Equity (Topic 480). As a result, the December 31, 2017 qualifying liabilities of approximately $1.3 million were reclassified as equity as of January 1, 2018. Accordingly, no previously issued financial statements were adjusted as this guidance was applied prospectively.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The Company adopted ASU 2017-09 in the first quarter of 2018 and the adoption of this ASU did not have a material effect on the financial statements.

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

In June 2018, the FASB issued ASU 2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact this new guidance will have on its financial statements and related disclosures.

2.	Net Income (Loss) per Common Share

Basic net income (loss) per common share for the three and six month periods ended June 30, 2018 and 2017, is based on the weighted-average number of shares of common stock outstanding during the periods. Diluted loss per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred. Potentially dilutive shares are excluded because the effect is antidilutive. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the reporting period. The potentially dilutive securities include 20,212,716 shares and 26,922,933 shares in 2018 and 2017, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants. For the three and six month periods ended June 30, 2017, 18,582,297 dilutive securities related to convertible debt, options and warrants was included in the diluted income per share calculations.

3.	Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) and amortize that cost over the expected term of the grant. We recognized $60,177 and $47,934 in stock-based compensation expense for the three months ended June 30, 2018 and 2017, respectively. We recognized $120,345 and $114,292 in stock-based compensation expense for the six months ended June 30, 2018 and 2017, respectively

We did not issue stock options to employees, consultants and directors during the six months ended June 30, 2018 or 2017, respectively.

A summary of the Company’s stock options for the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding, December 31, 2017	8,058,788	$0.29
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Options Outstanding,June 30, 2018	8,058,788	$0.29	3.4 years	$95,353
Vested and unvested but expected to vest, June 30, 2018	8,004,211	$0.29	3.4 years	$94,603
Exercisable at June 30, 2018	6,985,038	$0.28	2.8 years	$94,603

The average expected life was determined using historical data. We expect to recognize the compensation cost related to non-vested options as of June 30, 2018 of $192,360 over the weighted average remaining recognition period of 0.92 years.

4.	Income Taxes

As of June 30, 2018, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2018; no changes in settled tax years have occurred through June 30, 2018. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

Level 3 — Unobservable inputs.

As of June 30, 2018 and December 31, 2017, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in Cash and Cash Equivalents valued at $662,764 and $181,708, respectively, using Level 1 inputs. Our December 31, 2017 balance sheet reflects qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued in March, July and September of 2013 and January 2014 (see Note 6). Previously we evaluated the derivative liability embedded in the series of convertible notes using the Black-Scholes model to determine if an adjustment to the carrying value of the liability was required each reporting period. Given the conditions surrounding the trading of the Company’s equity securities, the Company had valued its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.   Our June 30, 2018 balance sheet no longer reflects these liabilities pursuant to the adoption ASU 2017-11, Distinguishing Liabilities from Equity (Topic 480). As a result, the December 31, 2017 qualifying liabilities were reclassified as equity.

For the six months ended June 30, 2018, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at				Balance at
	December 31,	New	Change in		June 30,
	2017	Issuances	Fair Values	Reclassifications	2018

Level 3 -
Derivative liabilities from:
Conversion features
March 2013	$412,500	$-	$-	$(412,500)	$-
July 2013	183,334	-	-	(183,334)	-
September 2013	588,500	-	-	(588,500)	-
January 2014	100,835	-	-	(100,835)	-
Derivative instruments	$1,285,169	$-	$-	$(1,285,169)	$-

6.	Convertible Notes

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

The July 2013 Notes contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the July 2013 Notes.  The adjustment would reduce the conversion price of the July 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related July 2013 Notes have been settled prior to the adoption of ASU 2017-11.  The bifurcated liability of $66,667 was recorded on the date of issuance which resulted in a residual debt value of $33,333. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes. The July 2013 Notes matured, and the holders elected to convert the note balances and accrued interest into common stock in July 2018.

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

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

2012 Notes	$-	$3,737	$-	$7,435

March 2013 Notes	-	14,024	14,192	27,894

July 2013 Notes	4,644	4,571	9,092	9,093

September 2013 Notes	17,633	17,340	34,489	34,490

January 2014 Notes	3,489	3,428	6,819	6,818

Total	$25,766	$43,100	$64,592	$85,730

The fair value of the derivative liability is as follows:

	June 30, 2018	December 31, 2017

March 2013 Notes	$-	$412,500

July 2013 Notes	-	183,334

September 2013 Notes	-	588,500

January 2014 Notes	-	100,835

Total fair value of derivative liability	$-	$1,285,169

As of January 1, 2018, the Company early adopted ASU 2017-11, which revised the guidance for instruments with down round provisions. In accordance with the guidance presented in the ASU, the fair value of the derivative liability balance as of December 31, 2017 of $1,285,169 was reclassified by means of a cumulative-effect adjustment to equity as of January 1, 2018.

The change in fair value of derivative liability is as follows:

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

March 2013 Notes	$-	$(75,000)	$-	$(187,500)

July 2013 Notes	-	(33,334)	-	(83,333)

September 2013 Notes	-	(107,000)	-	(267,500)

January 2014 Notes	-	(9,166)	-	(45,834)

Warrant liability	-	(90,000)	-	(280,000)

Rights liability	-	(150,000)	-	(140,000)

Total change in fair value of derivative	$-	$(464,500)	$-	$(1,004,167)

7.	License agreements

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

GtreeBNT.

We are a party to a license agreement with GtreeBNT for the license of RGN-259 related to certain development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan). Separately, we licensed GtreeBNT the rights to RGN-137 which was recently amended in exchange for a series of payments the last of which was received in June 2018. GtreeBNT is currently our second largest stockholder. GtreeBNT filed an investigational new drug application (“IND”) with the Korean Ministry of Food and Drug Safety to conduct a Phase 2/3 study with RGN-259 in patients with dry eye syndrome and in July 2015 received approval to conduct the trial. In late 2016 GtreeBNT informed us that it believes marketing approval in the U.S. will allow expedited marketing in Korea, possibly without the need for a clinical trial.

Under the license agreement, the Company received a series of non-refundable payments and is entitled to receive royalties on the future sales of products. The Company is accounting for the license agreement as a revenue arrangement. Since participation in the joint development committee is required it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company assessed the license agreement in accordance with ASC 606. The Company evaluated the promised goods and services under the license agreement and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize RGN-137 and participation in the joint development committee. Revenue is being recognized on a straight-line basis over a period of 23 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation. Revenue will be recognized for future royalty payments as they are earned.

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

Under the license agreement, the Company received $400,000 in non-refundable payments and is entitled to receive royalties on the future sales of products. The Company is accounting for the license agreement as a revenue arrangement. Since participation in the joint development committee is required it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company assessed the license agreement in accordance with ASC 606. The Company evaluated the promised goods and services under the license agreement and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize RGN-259 and participation in the joint development committee. To-date, management has not been able to reasonably measure the outcome of the performance obligation, but still expects to recover the costs incurred in satisfying the performance obligation. Accordingly, the Company has deferred all revenue until such time that it can reasonably measure the outcome of the performance obligation or until the performance obligation becomes onerous. Revenue will be recognized for future royalty payments as they are earned.

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

On March 29, 2018, the March 2013 Convertible Notes matured, and the holders elected to convert the note balances and accrued interest into common stock. As a result, we issued 4,700,520 shares of common stock.

On July 5, 2018, the July 2013 Convertible Notes matured, and the holders elected to convert the note balances and accrued interest into common stock. As a result, we issued 2,089,120 shares of common stock.

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

Current Financial Status

On March 2, 2018, we entered into the Reprice Agreement with the holders of the warrants issued in June 2016 as part of the offering we completed at that time. Under the terms of the Reprice Agreement, in consideration of the holders exercising in full all of the 2016 Offering warrants, the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. We received gross proceeds of just over $1,000,000 pursuant the exercise and issued 5,147,059 shares of common stock. In August 2017 we amended the RGN-137 License Agreement with GtreeBNT Co. Ltd.’s, a Korean pharmaceutical company (“GtreeBNT”) in exchange for a series of payments the last of which was received in June 2018. The amendment payments and warrant reprice proceeds, plus our year end cash balance, will fund planned operations into the first quarter of 2019. We continuously monitor our cash use as well as the clinical timelines. We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets.

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

Currently, we have active partnerships in four major territories: North America, Europe, China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., most of Asia, and Europe; RGN-259 in the EU. In August 2017 we amended the RGN-137 License Agreement with GtreeBNT, expanding the territory to include Europe, Canada, South Korea, Australia and Japan. Regarding RGN-259, our goal is to wait until satisfactory results are obtained from the current ophthalmic clinical program in the U.S. before moving into the EU. This should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

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

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

Revenues. For the three months ended June 30, 2018 we recorded revenue in the amount of $13,000 versus $13,000 recorded in the comparable 2017 period. The 2018 revenue amount reflects revenue related to the amendment of the RGN-137 License Agreement held by GtreeBNT and license fees received from ReGenTree.

R&D Expenses. For the three months ended June 30, 2018, our R&D expenses decreased by approximately $15,000, or 44% to $19,000 from $34,000 for the same period in 2017. The 2018 decrease relate primarily to a $4,000 decrease in stock option expense from the 2017 period. The balance of the decrease relates to the absence of consulting expense in 2018 (decrease of $12,000).

G&A Expenses. For the three months ended June 30, 2018, our G&A expenses increased by approximately $54,000, or 19% to $336,000, from $282,000 for the same period in 2017. The changes in the G&A expenses are reflected in several areas. Increases in tax expense (increase of $16,000), stock option compensation expense (increase of $9,000), professional services (increase of $28,000) and allocation (increase $20,000) were partially offset by decreases in, insurance expense (decrease of $13,000) and personnel related (decrease of $5,000).

Net Income and Net Loss. Our Statements of Operations reflects a net loss of $367,874 for the quarter ended June 30, 2018, as opposed to net income of $118,379 for the quarter ended June 30, 2017. The 2017 period net income reflects the change in the value of the conversion feature related to the derivative liability component of our convertible debt as well as the reduction of the value of the investor rights associated with the 2016 Offering which expired in August 2017. The value of this conversion feature is indexed to the share price of our common stock. The share price of our common stock decreased from $0.29 on March 31, 2017 to $0.27 on June 30, 2017, which resulted in an increase in valuation of our convertible debt derivative component and the recording of an unrealized gain of $464,500 which includes an unrealized gain related to the investor rights associated with the 2016 Offering. Effective January 1, 2018 we adopted new accounting guidance for financial instruments that contain down round features. Upon the adoption of the new guidance, the derivative liabilities were transferred to equity since the presence of these down round features no longer precluded equity treatment. Accordingly, no unrealized gains or losses were recorded for the quarter ended June 30, 2018.

Comparison of the six months ended June 30, 2018 and 2017

Revenues. For the six months ended June 30, 2018, we recorded revenue in the amount of $31,000 related to the recognition of the license fees received from ReGenTree and GtreeBNT. For the six months ended June 30, 2017, we recorded revenue in the amount of $25,000, related to the recognition of the license fees received from ReGenTree. The 2018 revenue amount reflects an adjustment to the remaining unearned revenue pursuant to the 2018 adoption of ASC 606 after receipt of the final payment under the RGN-137 license amendment.

R&D Expenses. For the six months ended June 30, 2018, our R&D expenses decreased by approximately $31,000 or 45%, to $38,000 from $69,000 for the same period in 2017. The decrease results from the absence of consulting expenses (decrease of $26,000) and allocated overhead (decrease of $5,000) which reflects the transfer of development responsibility and expenses to the ReGenTree joint venture.

G&A Expenses. For the six months ended June 30, 2018, our G&A expenses increased by approximately $52,000, or 8%, to $700,000 from $647,000 for the same period in 2017. The changes in the G&A expenses are reflected in several areas. Increases in tax expense (increase of $32,000), stock option compensation expense (increase of $7,000), professional services (increase of $22,000), faciality and related (increase of $6,000) and allocation (increase $34,000) were partially offset by decreases in, insurance expense (decrease of $9,000), investor relations (decrease of $18,000), travel (decrease of $3,000), personnel related (decrease of $13,000) and sponsorship (decrease of $5,000).

Net Income and Net Loss. Our Statements of Operations reflects a net loss of $1,353,738 for the six months ended June 30, 2018, a significant change from the net income of $227,718 recorded in the six months ended June 30, 2017. The 2018 period net loss reflects inducement expense of $582,904 related to the new warrant component of the March 2018 warrant reprice and exercise agreement (see Note 8). The 2017 period net income reflects the change in the value of the conversion feature related to the derivative liability related to our convertible debt as well as the reduction of the value of the investor rights associated with the 2016 Offering. The value of this conversion feature is indexed to the share price of our common stock and increases as our share price increases. The share price of our common stock decreased from $0.32 on December 31, 2016 to $0.27 on June 30, 2017, which resulted in a decrease in valuation of our convertible debt derivative component and the recording of an unrealized gain of $1,004,167 which includes an unrealized gain related to the investor rights associated with the 2016 Offering in the amount $420,000. Effective January 1, 2018 we adopted new accounting guidance for financial instruments that contain down round features. Upon the adoption of the new guidance, the derivative liabilities were transferred to equity since the presence of these down round features no longer precluded equity treatment. Accordingly, no unrealized gains or losses were recorded for the quarter ended June 30, 2018.

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

We had cash and cash equivalents of $662,764 at June 30, 2018. Our current cash should be sufficient to fund our planned operations into the first quarter of 2019. We will need to secure additional funding in order to advance operations beyond the first quarter of 2019. We may also receive funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Six Months Ended June 30, 2018 and 2017

Net cash used in operating activities was approximately $463,000 for the six months ended June 30, 2018 compared to approximately $542,000 used in operating activities for the six months ended June 30, 2017. In 2018, we received gross proceeds of $1,029,000 pursuant to the March 2018 warrant reprice and exercise transaction. We received proceeds of approximately $15,000 from the exercise of stock options during the six-month period ended June 30, 2017.

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings in addition to a series of five convertible debt placements from October 2012 to January 2014. In June of 2016, we raised $1,520,000 by selling 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock to Sabby. Most recently, on March 2, 2018 we entered into a warrant reprice and exercise and issuance agreement with Sabby, which, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. We received gross proceeds of approximately $1,029,000 pursuant to the exercise and issued 5,147,059 of common stock. In August 2017 we amended the RGN-137 License Agreement with GtreeBNT in exchange for a series of payments, the last of which was received in June 2018. The amendment payments and warrant reprice proceeds plus our year end cash balance will fund planned operations into the 2019. We continuously monitor our cash use as well as the clinical timelines. We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets.

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

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2018, these cash equivalents were $662,764. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of June 30, 2018, the change in fair value of our financial instruments would not have been material.

Item 4.	Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based upon this evaluation, management has concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Even though we entered into the Reprice Agreement the result of which was the receipt of net proceeds of approximately $1,029,000, these proceeds, coupled with payments received under the amendment of the RGN-137 are only projected to fund our operations at the current level into first quarter of 2019. We will need to secure additional operating capital to continue operations beyond the first quarter of 2019. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital in 2018 or early 2019 and are evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets which may cause a reduction in the trading price of our common stock.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future and may increase, as we pursue our product development efforts related to Tß4. As of June 30, 2018, our accumulated deficit totaled approximately $105 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report in August 2017 we amended the RGN-137 License Agreement with GtreeBNT in exchange for a series of payments the last of which was received in June 2018. On March 2, 2018, we received gross proceeds of approximately $1,029,000 under a Reprice Agreement These proceeds, plus our year end cash balance, will fund planned operations into the first quarter of 2019. We will need to secure additional operating capital to continue operations beyond the first quarter of 2019. Therefore, we are seeking sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

For the period from January 1, 2017 through August 7, 2018 the closing price of our common stock has ranged from $0.15 to $0.37, with an average daily trading volume of approximately 57,000 shares. Considering our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

As of June 30, 2018, there were outstanding options to purchase an aggregate of 8,058,788 shares of our common stock under our 2000 and 2010 incentive equity plans at exercise prices ranging from $0.14 per share to $0.64 per share and outstanding warrants to purchase 4,220,594 shares of our common stock at a weighted average exercise price of $0.24 per share. In addition to the outstanding options and warrants we have also issued three series of convertible promissory notes which are presently convertible into an aggregate of 7,933,333 shares of our common stock. In 2013, we sold three additional series of convertible promissory notes, which notes totaled $646,000 and are initially convertible into 10,766,667 shares of common stock at a conversion price of $0.06 per share. The first of these series of note, the March 2013 Notes, matured on March 29, 2018 and were converted along with accrued interest into common stock. The remaining two series issued in 2013 are convertible into 7,016,667 shares of our common stock. In January 2014, we sold a fifth series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes issued in 2013 and January 2014 contain down round provisions under which the conversion prices of these notes could be decreased as a result of future equity offerings below the conversion price of the notes. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2018 and December 31, 2017; (ii) Condensed Statements of Operations for the three and six months ended June 30, 2018 and 2017; (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (iv) Notes to Condensed Financial Statements.

*	Filed herewith. Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto.

**	Furnished herewith. This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: August 9, 2018	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)

