Form 10-Q
period 2018-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2018-11-14
CIK 707511

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

128,432,478 shares of common stock, par value $0.001 per share, were outstanding as of November 14, 2018.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2018

Part I – Financial Information

Item 1.	Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)	(See Note 1)

ASSETS
Current assets
Cash and cash equivalents	$396,041	$181,708
Prepaid expenses and other current assets	38,605	35,442
Total current assets	434,646	217,150
Property and equipment, net of accumulated depreciation of $97,255 and $95,168	2,084	4,171
Other assets	5,752	5,752
Total assets	$442,482	$227,073

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$31,819	$66,461
Unearned revenue	76,761	78,893
Accrued expenses	89,141	232,365
Convertible promissory notes	51,439	591,036
Fair value of derivative liabilities	-	1,184,334
Total current liabilities	249,160	2,153,089

Long-term liabilities
Unearned revenue	2,197,277	2,045,622
Convertible promissory notes	-	43,819
Fair value of derivative liabilities	-	100,835
Total liabilities	2,446,437	4,343,365

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 128,432,478 and 109,789,703 issued and outstanding	128,433	109,790
Additional paid-in capital	103,485,560	100,333,144
Accumulated deficit	(105,617,948)	(104,559,226)
Total stockholders' deficit	(2,003,955)	(4,116,292)
Total liabilities and stockholders' deficit	$442,482	$227,073

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$19,190	$13,869	$50,476	$39,281

Operating expenses
Research and development	26,573	39,443	64,272	108,140
General and administrative	349,924	416,606	1,049,753	1,064,040
Total operating expenses	376,497	456,049	1,114,025	1,172,180
Loss from operations	(357,307)	(442,180)	(1,063,549)	(1,132,899)
Inducement expense	-	-	(582,904)	-
Interest expense	(18,680)	(43,576)	(83,272)	(129,306)
Change in fair value of derivative liabilities	-	(872,896)	-	131,271
Net loss	$(375,987)	$(1,358,652)	$(1,729,725)	$(1,130,934)

Basic net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	122,924,921	106,882,759	118,116,015	106,843,751

Weighted average number of common shares outstanding - diluted	122,924,921	106,882,759	118,116,015	106,843,751

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

	For the Nine months ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(1,729,725)	$(1,130,934)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,087	2,292
Non-cash share-based compensation	220,398	211,199
Non-cash interest expense	62,584	91,872
Non-cash inducement expense	582,904	-
Change in fair value of derivative liabilities	-	(131,271)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,163)	57,753
Accounts payable	(34,642)	(25,495)
Accrued expenses	20,520	70,305
Unearned revenue	149,523	260,719
Net cash used in operating activities	(729,514)	(593,560)

Financing activities:
Stock issuance costs	(85,565)	-
Proceeds from the exercise of stock warrants	1,029,412	-
Proceeds from exercise of common stock options	-	15,297
Net cash provided by financing activities	943,847	15,297

Net increase (decrease) in cash and cash equivalents	214,333	(578,263)

Cash and cash equivalents at beginning of period	181,708	769,495
Cash and cash equivalents at end of period	$396,041	$191,232

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Conversion of promissory notes to common stock	$646,000	$-

Conversion of accrued interest to common stock	$163,744	$-

Fair value of warrants issued to placement agent	$15,545	$-

Fair value of derivative liabilities reclassified to equity	$1,285,169	$-

Fair value of 2016 Offering warrant reclassified to equity	$-	$941,063

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three and nine months ended September 30, 2018 and 2017 (Unaudited)

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

Management Plans to Address Operating Conditions.

We have a short-term need for additional capital to continue operations beyond the first quarter of 2019. At present, we have sufficient cash that, together with certain cost savings measures, we expect will allow us to continue operating into the first quarter of 2019. However, uncertainty regarding funding by our strategic partners and our ability to raise additional capital raises significant concerns about our ability to continue as a going concern. These issues are addressed in more detail below.

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

In 2004, we entered into a strategic partnership for development and marketing of RGN-137 and RGN-352 for specified fields of use in Europe and other contiguous countries with Sigma-Tau Group, which was subsequently acquired by Alfa Wassermann S.p.A., both Italian pharmaceutical companies. Pursuant to the terms of the license, we notified Alfa Wassermann that the license expired by its terms and we, therefore, reacquired rights to our Tß4-based products in the licensed territory. In August 2017, the Company amended the License Agreement for RGN-137 held by GtreeBNT in exchange for a series of payments the last of which was received in June 2018. Under the amendment the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. Further, we now control the cardiovascular and neurovascular assets (RGN-352) in the EU and are able to consolidate them with similar assets in the U.S. and other territories in Asia to create a worldwide portfolio that we believe will be more attractive to multi-national pharmaceutical companies.

Since inception, and through September 30, 2018, we have an accumulated deficit of $106 million and we had cash and cash equivalents of $396,041 as of September 30, 2018. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. On March 2, 2018 we entered into a warrant reprice, exercise and issuance agreement (the “Reprice Agreement”) with the holders of the warrants issued in the 2016 Offering. Under the terms of the Reprice Agreement, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering 3,860,294 new warrants with an exercise price of $0.2301 per share. We received gross proceeds of approximately $1,029,000 pursuant to the exercise and issued 5,147,059 shares of common stock. The amendment payments and warrant reprice proceeds plus our year end cash balance will fund planned operations into the first quarter of 2019.

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

The accompanying December 31, 2017 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other future period.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”).

Revenue Recognition.

Effective January 1, 2018, the Company adopted the new revenue recognition guidance contained in ASC 606, using the modified retrospective method. The adoption of ASC 606 did not result in any material change to how the Company recognizes revenue or to the accounting for costs to obtain and fulfill contracts with customers. As a result, the adoption did not result in a cumulative effect change on the date of adoption. See discussion below for the Company’s revenue recognition policies subsequent to the adoption of the new revenue recognition guidance.

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

We have the following amounts recorded for contract liabilities:

	September 30, 2018	December 31, 2017
Unearned revenue	$2,274,038	$2,124,515

The contract liabilities amount disclosed above as of September 30, 2018, is primarily related to revenue being recognized on a straight-line basis over periods ranging from 23 to 30 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligations and represents the Company’s best estimate of the period of the obligation.

Revenue recognized from contract liabilities as of January 1, 2018, during the three and nine months ended September 30, 2018, totaled $2,174 and $41,056, respectively. Revenue is expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied.

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

Because the Company is not obligated to fund the Joint Venture, and has not provided any financial support to the Joint Venture, the carrying value of its investment in the Joint Venture is zero. As a result, the Company is not recognizing its share (38.5%) of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point the Company will reduce its share of the Joint Venture’s net income by its share of previously suspended net losses. As of September 30, 2018, because it has not provided any financial support and is not obligated to fund the Joint Venture, the Company has no financial exposure as a result of its variable interest in the Joint Venture.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. We are evaluating the impact of this guidance on our unaudited condensed consolidated financial statements.

2.	Net Loss per Common Share

Basic net loss per common share for the three and nine month periods ended September 30, 2018 and 2017, is based on the weighted-average number of shares of common stock outstanding during the periods. Diluted loss per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred. Potentially dilutive shares are excluded because the effect is antidilutive. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the reporting period. The potentially dilutive securities include 14,474,649 shares and 18,576,046 shares in 2018 and 2017, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants.

3.	Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) and amortize that cost over the expected vesting term of the grant. We recognized $100,053 and $96,907 in stock-based compensation expense for the three months ended September 30, 2018 and 2017, respectively. We recognized $220,398 and $211,199 in stock-based compensation expense for the nine months ended September 30, 2018 and 2017, respectively.

On June 13, 2018, the stockholders of the Company approved the 2018 Equity Incentive Plan. We issued 1,605,000 stock options to employees, consultants and directors during the nine months ended September 30, 2018. We used the following forward-looking range of assumptions to value these stock options as well as 1,000,000 stock options granted to employees, consultants and directors during the nine months ended September 30, 2017:

	2018	2017

Dividend yield	0.0%	0.0%
Risk-free rate of return	2.76%	1.73%
Expected life in years	5.88	5.88
Volatility	89%	90%
Forfeiture rate	2.6%	2.6%

A summary of the Company’s stock options for the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding, December 31, 2017	8,058,788	$0.29
Granted	1,605,000	$0.21
Exercised	-	$-
Forfeited	(326,400)	$0.22
Options Outstanding, September 30, 2018	9,337,388	$0.28	4.4 years	$56,051
Vested and unvested but expected to vest, September 30, 2018	9,197,771	$0.28	4.4 years	$56,051
Exercisable at September 30, 2018	7,309,888	$0.28	3.2 years	$56,051

The average expected life was determined using historical data. We expect to recognize the compensation cost related to non-vested options as of September 30, 2018 of $328,675 over the weighted average remaining recognition period of 1.27 years.

4.	Income Taxes

As of September 30, 2018, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2018; no changes in settled tax years have occurred through September 30, 2018. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

Level 3 — Unobservable inputs.

As of September 30, 2018 and December 31, 2017, our only qualifying assets that required measurement under the foregoing fair value hierarchy were funds held in our Company bank accounts included in Cash and Cash Equivalents valued at $396,041 and $181,708, respectively, using Level 1 inputs. Our December 31, 2017 balance sheet reflects qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued in March, July and September of 2013 and January 2014 (see Note 6). Previously we evaluated the derivative liability embedded in the series of convertible notes using the Black-Scholes model to determine if an adjustment to the carrying value of the liability was required each reporting period. Given the conditions surrounding the trading of the Company’s equity securities, the Company had valued its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines.   Our September 30, 2018 balance sheet no longer reflects these liabilities pursuant to the adoption ASU 2017-11, Distinguishing Liabilities from Equity (Topic 480). As a result, the December 31, 2017 qualifying liabilities were reclassified as equity.

For the nine months ended September 30, 2018, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

	Balance at				Balance at
	December 31,	New	Change in		September 30,
	2017	Issuances	Fair Values	Reclassifications	2018

Level 3 -
Derivative liabilities from:
Conversion features
March 2013	$412,500	$-	$-	$(412,500)	$-
July 2013	183,334	-	-	(183,334)	-
September 2013	588,500	-	-	(588,500)	-
January 2014	100,835	-	-	(100,835)	-
Derivative instruments	$1,285,169	$-	$-	$(1,285,169)	$-

6.	Convertible Notes

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

In connection with the issuance of the 2012 Notes we also issued warrants to each Investor. The warrants are exercisable for an aggregate of 400,000 shares of common stock with an exercise price of fifteen cents ($0.15) per share for a period of five years. The relative fair value of the warrants issued is $27,097, calculated using the Black-Scholes valuation model value of $0.07 with an expected and contractual life of 5 years, an assumed volatility of 74.36%, and a risk-free interest rate of 0.77%. The warrants were recorded as additional paid-in capital and a discount on the 2012 Notes of $27,097.

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

The September 2013 Notes contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the September 2013 Notes.  The adjustment would reduce the conversion price of the September 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related September 2013 Notes have been settled prior to the adoption of ASU 2017-11.  The bifurcated liability of $267,500 was recorded on the date of issuance which resulted in a residual debt value of $53,500. The discount related to the embedded feature will be accreted back to debt through the maturity of the notes. The September 2013 Notes matured, and the holders elected to convert the note balances and accrued interest into common stock in September 2018.

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

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

2012 Notes	$-	$3,782	$-	$11,217

March 2013 Notes	-	14,178	14,192	42,072

July 2013 Notes	585	4,621	9,677	13,714

September 2013 Notes	15,172	17,530	49,661	52,020

January 2014 Notes	2,923	3,465	9,742	10,283

Total	$18,680	$43,576	$83,272	$129,306

The fair value of the derivative liability is as follows:

	September 30, 2018	December 31, 2017

March 2013 Notes	$-	$412,500

July 2013 Notes	-	183,334

September 2013 Notes	-	588,500

January 2014 Notes	-	100,835

Total fair value of derivative liability	$-	$1,285,169

As of January 1, 2018, the Company early adopted ASU 2017-11, which revised the guidance for instruments with down round provisions. In accordance with the guidance presented in the ASU, the fair value of the derivative liability balance as of December 31, 2017 of $1,285,169 was reclassified by means of a cumulative-effect adjustment to equity as of January 1, 2018.

The change in fair value of derivative liability is as follows:

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

March 2013 Notes	$-	$225,000	$-	$37,500

July 2013 Notes	-	100,000	-	16,666

September 2013 Notes	-	321,000	-	53,500

January 2014 Notes	-	45,833	-	-

Warrant liability	-	231,063	-	(48,937)

Rights liability	-	(50,000)	-	(190,000)

Total change in fair value of derivative	$-	$872,896	$-	$(131,271)

7.	License agreements

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

On September 13, 2018, the September 2013 Convertible Notes matured, and the holders elected to convert the note balances and accrued interest into common stock. As a result, we issued 6,706,076 shares of common stock.

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

Current Financial Status

On March 2, 2018, we entered into the Reprice Agreement with the holders of the warrants issued in June 2016 as part of the offering we completed at that time. Under the terms of the Reprice Agreement, in consideration of the holders exercising in full all of the 2016 Offering warrants, the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering warrants new warrants to purchase 3,860,294 shares of common stock with an exercise price of $0.2301 per share. We received gross proceeds of just over $1,000,000 pursuant the exercise and issued 5,147,059 shares of common stock. In August 2017, we amended the RGN-137 License Agreement with GtreeBNT Co. Ltd.’s, a Korean pharmaceutical company (“GtreeBNT”) in exchange for a series of payments the last of which was received in June 2018.

The amendment payments and warrant reprice proceeds, plus our year end cash balance, are expected to be able to fund planned operations into the first quarter of 2019. We continuously monitor our cash use as well as the clinical timelines. We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets. If we are unable to raise additional capital from any sources before the end of the first quarter of 2019, we will be forced to evaluate our options, including a sale of the Company, its intellectual property or bankruptcy.

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

To date ReGenTree has sponsored a Phase 2/3 clinical trial (“ARISE-1”) and Phase 3 clinical trials in patients with dry eye syndrome (“DES”) (“ARISE-2”) and in patients with neurotrophic keratopathy (“NK”) (“SEER-1”), all in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 trial and in October 2017, we reported the results of the ARISE-2 trial. The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc., demonstrated a number of statistically significant improvements in both signs and symptoms of dry eye syndrome with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. ReGenTree is proceeding with its RGN-259 development plan as discussed with the FDA in April 2018. Most recently, ReGenTree reaffirmed that the manufacturing of the investigational product for ARISE-3 has been completed and the protocol for the study has been finalized and is now ready for the study and that funding for the ARISE-3 clinical study is progressing smoothly towards the final stage. RegeneRx does not know when the study will initiate or when the first patient will be entered into the trial. That decision will be made by GtreeBNT and ReGenTree and the Company will update investors as soon as it is able to do so.

The NK trial (SEER-1), a smaller study in an orphan population, has enrolled seventeen patients thus far, and has several additional patients being screened, with a goal of forty-six. ReGenTree has expanded its efforts to accelerate patient enrollment by offering incentives to each study site based on numbers of enrollees as well as payments to referral sites. Earlier in 2018, ReGenTree disclosed that 7 of 17 patients enrolled SEER-1 have completely healed. To participate in the trial the patients were required to have a persistent epithelial defect (non-healing corneal wound). While these preliminary observations are encouraging, it should be noted that the patients and treating physicians remain masked while the trial is on-going, so it is not known whether the healed patients are in the RGN-259 group, placebo group, or distributed among both. It is not known when this study will be completed.

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

In February 2017, our licensee for RGN-137, GtreeBNT, received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa (EB), a genetic disease that causes severe blistering of the skin and internal organs. In August 2017, the Company amended the License Agreement for RGN-137 held by GtreeBNT. Under the amendment the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. GtreeBNT is planning to initiate a small open trial in patients with EB in November 2018 to evaluate RGN-137 in such patients prior to sponsoring a larger Phase 3 trial.

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

The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc., demonstrated a number of statistically significant improvements in both signs and symptoms of dry eye syndrome with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. ReGenTree has discussed its future development plans for RGN-259 with the FDA and is planning to initiate an ARISE-3 trial in patients with DES to confirm the results in ARISE-2. Most recently, ReGenTree reaffirmed that the manufacturing of the investigational product for ARISE-3 has been completed and the protocol for the study has been finalized and is now ready for the study and that funding for the ARISE-3 clinical study is progressing smoothly towards the final stage.

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

RGN-137

Clinical Development — Epidermolysis Bullosa (EB).  Starting in 2005, we began conducting a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with EB. EB is a genetic disease of approximately 10 gene mutations that results in fragile skin and other epithelial structures (e.g., cornea and GI tract) that can blister spontaneously or separate at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. In severe cases, recurrent blistering and tissue loss may be life threatening. EB has been designated as an “orphan” indication by the FDA’s Office of Orphan Drugs. We closed the Phase 2 trial in late 2011 and we submitted the final report to the FDA in 2014. In February 2017, GtreeBNT received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with EB prior to sponsoring the larger Phase 3 trial. GtreeBNT is planning to initiate a small open trial in a limited number of patients with EB in November 2018.

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

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

Revenues. For the three months ended September 30, 2018, we recorded revenue in the amount of $19,000 versus $14,000 recorded in the comparable 2017 period. Both periods reflect revenue related to the amendment of the RGN-137 License Agreement held by GtreeBNT and license fees received from ReGenTree.

R&D Expenses. For the three months ended September 30, 2018, our R&D expenses decreased by approximately $13,000, or 33% to $27,000 from $39,000 for the same period in 2017. The 2018 decrease relates primarily to the absence of consulting expense in 2018 (decrease of $12,000). The balance of the decrease relates to a $1,000 decrease in stock option expense from the 2017 period.

G&A Expenses. For the three months ended September 30, 2018, our G&A expenses decreased by approximately $67,000, or 16% to $350,000, from $417,000 for the same period in 2017. The changes in the G&A expenses are reflected in several areas. Increases in insurance expense (increase of $17,000) and stock option compensation expense (increase of $5,000) were offset by decreases in professional services (decrease of $13,000), tax expense (decrease of $49,000), travel (decrease of $7,000), investor relations (decrease of $7,000), facility (decrease of $4,000), sponsorship (decrease $5,000) and personnel related (decrease of $4,000).

Net Loss. Our Statement of Operations reflects a net loss of $375,987 for the quarter ended September 30, 2018, as opposed to $1,358,652 for the quarter ended September 30, 2017. The 2017 period reflects the change in the value of the conversion feature related to the derivative liability component of our convertible debt as well as the reduction of the value of the investor rights associated with the 2016 Offering which expired in August 2017. The value of this conversion feature is indexed to the share price of our common stock. The share price of our common stock increased from $0.27 on June 30, 2017 to $0.33 on September 30, 2017 which resulted in an increase in valuation of our convertible debt derivative component and the recording of an unrealized loss of $872,896 which includes an unrealized loss related to the investor rights associated with the 2016 Offering. Effective January 1, 2018 we adopted new accounting guidance for financial instruments that contain down round features. Upon the adoption of the new guidance, the derivative liabilities were transferred to equity since the presence of these down round features no longer precluded equity treatment. Accordingly, no unrealized gains or losses were recorded for the quarter ended September 30, 2018.

Comparison of the nine months ended September 30, 2018 and 2017

Revenues. For the nine months ended September 30, 2018, we recorded revenue in the amount of $50,000 related to the recognition of the license fees received from ReGenTree and GtreeBNT. For the nine months ended September 30, 2017, we recorded revenue in the amount of $39,000, related to the recognition of the license fees received from ReGenTree as well as the initial revenue recognized under the amendment of the RGN-137 license agreement with GtreeBNT. The 2018 revenue amount reflects an adjustment to the remaining unearned revenue pursuant to the 2018 adoption of ASC 606 after receipt of the final payment under the RGN-137 license amendment.

R&D Expenses. For the nine months ended September 30, 2018, our R&D expenses decreased by approximately $44,000 or 41%, to $64,000 from $108,000 for the same period in 2017. The decrease results from a decrease in stock option expense (decrease of $2,000) and the absence of consulting expenses (decrease of $37,000) and allocated overhead (decrease of $5,000) which reflects the transfer of development responsibility and expenses to the ReGenTree joint venture.

G&A Expenses. For the nine months ended September 30, 2018, our G&A expenses decreased by approximately $14,000, or 1%, to $1,050,000 from $1,064,000 for the same period in 2017. The changes in the G&A expenses are reflected in several areas. Increases in insurance expense (increase of $8,000), professional services (increase of $9,000), investor relations (increase of $5,000), facility (increase of $7,000), and stock option compensation expense (increase of $11,000) were offset by decreases in tax expense (decrease of $17,000), travel (decrease of $10,000), sponsorship (decrease $10,000) and personnel related (decrease of $17,000).

Net Loss. Our Statement of Operations reflects a net loss of $1,729,725 for the nine months ended September 30, 2018, an increase from the net loss of $1,130,934 recorded in the nine months ended September 30, 2017. The 2018 period net loss reflects inducement expense of $582,904 related to the new warrant component of the March 2018 warrant reprice and exercise agreement (see Note 8). The 2017 period reflects the change in the value of the conversion feature related to the derivative liability related to our convertible debt as well as the reduction of the value of the investor rights associated with the 2016 Offering. The value of this conversion feature is indexed to the share price of our common stock and increases as our share price increases. The share price of our common stock increased from $0.32 on December 31, 2016 to $0.33 on September 30, 2017, which resulted in a increase in valuation of our convertible debt derivative component of $107,666 which was offset by an unrealized gain related to the investor rights associated with the 2016 Offering which lapsed in the August 2017 in the amount $238,937 resulting in the recording of an unrealized gain of $131,271. Effective January 1, 2018 we adopted new accounting guidance for financial instruments that contain down round features. Upon the adoption of the new guidance, the derivative liabilities were transferred to equity since the presence of these down round features no longer precluded equity treatment. Accordingly, no unrealized gains or losses were recorded for the quarter ended September 30, 2018.

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

We had cash and cash equivalents of $396,041 at September 30, 2018. Our current cash should be sufficient to fund our planned operations into the first quarter of 2019. We will need to secure additional funding in order to advance operations beyond the first quarter of 2019. We may also receive funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Nine Months Ended September 30, 2018 and 2017

Net cash used in operating activities was approximately $730,000 for the nine months ended September 30, 2018 compared to approximately $594,000 used in operating activities for the nine months ended September 30, 2017. In 2018, we received gross proceeds of $1,029,000 pursuant to the March 2018 warrant reprice and exercise transaction. We received proceeds of approximately $15,000 from the exercise of stock options during the nine-month period ended September 30, 2017.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, RegeneRx has active partnerships in four major territories: the North America, Europe, China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for ophthalmic trials are, in general, relatively fast, as opposed to most other clinical efforts.

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

Our capital resources remain limited therefore we will need to secure additional operating capital to continue operations beyond the first quarter of 2019. A sale of common stock and warrants, a convertible instrument or additional partnering of licensed rights are possible sources of operating capital in the future. In addition, the length of time required for clinical trials varies substantially according to the type, complexity, novelty and intended use of a product candidate. Some of the factors that could impact our liquidity and capital needs include, but are not limited to:

•	the progress and timing of our clinical trials;
•	the progress of our research activities;
•	the number and scope of our research programs;
•	the progress of our preclinical development activities;
•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;
•	the costs related to development and manufacture of preclinical, clinical and validation lots for regulatory purposes and commercialization of drug supply associated with our product candidates;
•	our ability to enter into corporate collaborations and the terms and success of these collaborations;
•	the costs and timing of regulatory approvals; and
•	the costs of establishing manufacturing, sales and distribution capabilities.

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings in addition to a series of five convertible debt placements from October 2012 to January 2014. In June of 2016, we raised $1,520,000 by selling 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock to Sabby. Most recently, on March 2, 2018 we entered into a warrant reprice and exercise and issuance agreement with Sabby, which, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering warrants new warrants to purchase 3,860,294 shares of common stock with an exercise price of $0.2301 per share. We received gross proceeds of approximately $1,029,000 pursuant to the exercise and issued 5,147,059 of common stock. In August 2017 we amended the RGN-137 License Agreement with GtreeBNT in exchange for a series of payments, the last of which was received in June 2018. The amendment payments and warrant reprice proceeds plus our year end cash balance will fund planned operations into the 2019. We continuously monitor our cash use as well as the clinical timelines. We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets.

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

Our cash equivalents, which are generally comprised of Federally-insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2018, these cash equivalents were $396,041. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of September 30, 2018, the change in fair value of our financial instruments would not have been material.

Item 4.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based upon this evaluation, management has concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b)	Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Even though we entered into the Reprice Agreement the result of which was the receipt of gross proceeds of approximately $1,029,000, these proceeds, coupled with payments received under the amendment of the RGN-137 are only projected to fund our operations at the current level into the first quarter of 2019. We will need to secure additional operating capital to continue operations beyond the first quarter of 2019. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital in 2018 or early 2019 and are evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets which may cause a reduction in the trading price of our common stock.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future and may increase, as we pursue our product development efforts related to Tß4. As of September 30, 2018, our accumulated deficit totaled approximately $106 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report in August 2017 we amended the RGN-137 License Agreement with GtreeBNT in exchange for a series of payments the last of which was received in June 2018. On March 2, 2018, we received gross proceeds of approximately $1,029,000 under a Reprice Agreement. These proceeds, plus our year end cash balance, will fund planned operations into the first quarter of 2019. We will need to secure additional operating capital to continue operations beyond the first quarter of 2019. Therefore, we are seeking sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

GtreeBNT Co., Ltd. has limited financial resources.

GtreeBNT has informed us that they have limited financial resources. They have to continuously raise capital to fund research, development, clinical trials, and operations. Therefore, their ability to finance each of these areas is subject to its ability to secured adequate capital. While GtreeBNT has been able to finance each of these areas, to date, there is no assurance that they will be able to do so in the future. If it is unable to secure necessary financing to fund clinical trials or operations, it could have a material adverse impact on RGN-137 and RGN-259 and RegeneRx’s ability to continue funding operations while these products are under development.

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

With respect to our product candidate RGN-137 for wound healing, numerous companies, such Johnson and Johnson, Novartis, and smaller companies are developing and marketing artificial skins and topical treatments for wound healing, which we believe could also compete with RGN-137. Moreover, wound healing is a large and highly fragmented marketplace attracting many companies, large and small, to develop pharmaceutical and non-pharmaceutical products for treating acute and chronic wounds, including, for example, honey-based ointments, hyperbaric oxygen therapy, and low frequency cavitational ultrasound.

We have also considered developing potential cosmeceutical products, which are loosely defined as products that bridge the gap between cosmetics and pharmaceuticals, for example, by improving skin texture and reducing the appearance of aging. This industry is intensely competitive, with potential competitors ranging from large multinational companies to very small specialty companies. New cosmeceutical products often have a short product life and are frequently replaced with newer products developed to address the latest trends in appearance and fashion. We may not be able to adapt to changes in the industry as quickly as larger and more experienced cosmeceutical companies. Further, larger cosmetics companies have the financial and marketing resources to effectively compete with smaller companies like us in order to sell products aimed at larger markets.

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

For the period from January 1, 2017 through November 7, 2018, the closing price of our common stock has ranged from $0.15 to $0.37, with an average daily trading volume of approximately 55,000 shares. Considering our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

•	results of pre-clinical studies and clinical trials;
•	commercial success of approved products;
•	corporate partnerships;
•	technological innovations by us or competitors;
•	changes in laws and government regulations both in the U.S. and overseas;
•	changes in key personnel at our company;
•	developments concerning proprietary rights, including patents and litigation matters;
•	public perception relating to the commercial value or safety of any of our product candidates;
•	other issuances of our common stock, or securities convertible into or exercisable for our common stock, causing dilution;
•	anticipated or unanticipated changes in our financial performance;
•	general trends related to the biopharmaceutical and biotechnological industries;
•	general conditions in the stock market; and
•	general financial condition of our partners.

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

Our officers, directors and principal stockholders together control approximately 49.9% of our outstanding common stock. Included in this group is Sigma-Tau (merged with Alfa Wassermann S.p.A.) and its affiliates, which together hold outstanding shares representing approximately 27.2% of our outstanding common stock and GtreeBNT which owns approximately 15.2% of our outstanding common stock. These stockholders also hold options, warrants, convertible promissory notes and stock purchase rights that provide them with the right to acquire significantly more shares of common stock. Accordingly, if these stockholders acted together they could control the outcome of all stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

As of September 30, 2018, there were outstanding options to purchase an aggregate of 9,337,388 shares of our common stock under our 2000, 2010 and 2018 incentive equity plans at exercise prices ranging from $0.14 per share to $0.64 per share and outstanding warrants to purchase 4,220,594 shares of our common stock at a weighted average exercise price of $0.24 per share. In addition to the outstanding options and warrants from October 2012 through January 2014 we have issued a series of convertible promissory notes which are presently convertible into an aggregate of 916,667 shares of our common stock. The remaining series of convertible promissory notes were sold in January 2014 and totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes issued in 2013 and January 2014 contain down round provisions under which the conversion prices of these notes could be decreased as a result of future equity offerings below the conversion price of the notes. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2018 and December 31, 2017; (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2018 and 2017; (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (iv) Notes to Condensed Financial Statements.

*	Filed herewith. Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto.

**	Furnished herewith. This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: November 14, 2018	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)

