Form 10-K
period 2018-12-31
REGENERX BIOPHARMACEUTICALS INC
filed 2019-03-29
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☑  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 15, 2019, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as quoted on the Over-the-Counter Bulletin Board, or the OTC Bulletin Board, on March 15, 2019.

The number of shares outstanding of the registrant’s common stock as of March 15, 2019 was 129,581,494.

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

Current Financial Status

On February 27, 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors, including Essetifin S.p.A., our largest shareholder. The sale of the notes will result in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred on February 27th and the second closing, also in the amount of $650,000 will occur within three days of the Company providing notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. ReGenTree has informed us that they now expect the ARISE-3 clinical trial to occur in the second quarter of 2019. Because the Company does not control the timing of the ARISE-3 clinical trial, we cannot be certain that this timing is correct or that it may not change. The notes contain a $0.12 conversion price and the purchasers also received a warrant exercisable at $0.18 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible. At present, with the receipt of the sale proceeds from the first closing, coupled with the anticipated proceeds from the second closing, we will have sufficient cash to fund planned operations through the first quarter of 2020. We continuously monitor our cash use as well as the clinical timelines.

We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets. However, our ability to raise additional capital raises significant concerns about our ability to continue as a going concern. Since inception, and through December 31, 2018, we have an accumulated deficit of $106 million and we had cash and cash equivalents of $237,261 as of December 31, 2018. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials.

On March 2, 2018, we entered into a warrant reprice, exercise and issuance agreement (the “Reprice Agreement”) with the holders of the warrants issued in the 2016 Offering. Under the terms of the Reprice Agreement, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering 3,860,294 new warrants with an exercise price of $0.2301 per share. We received gross proceeds of approximately $1,029,000 pursuant to the exercise and issued 5,147,059 shares of common stock. Pursuant to the terms of the Reprice Agreement the exercise price of the new warrants was reduced from $0.2301 to $0.125 as a result of the March 2019 note sale.

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

To date ReGenTree has sponsored a Phase 2/3 clinical trial (“ARISE-1”) and Phase 3 clinical trials in patients with dry eye syndrome (“DES”) (“ARISE-2”) and in patients with neurotrophic keratopathy (“NK”) (“SEER-1”), all in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 trial and in October 2017, we reported the results of the ARISE-2 trial. The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc. pursuant a recent contract between the parties, demonstrated a number of statistically significant improvements in both signs and symptoms of dry eye syndrome with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. ReGenTree is proceeding with its RGN-259 development plan as discussed with the FDA in April 2018. Most recently, ReGenTree reaffirmed that the manufacturing of the investigational product for ARISE-3 has been completed and the protocol for the study has been finalized. ReGenTree and Ora, Inc. have entered into a contract for management of ARISE-3. Ora, Inc. recently initiated the study with the first patient anticipated to be enrolled in the second quarter of 2019.

The NK trial (SEER-1), a smaller study in an orphan population, has enrolled seventeen patients thus far, and has several additional patients being screened, with a goal of forty-six. ReGenTree has expanded its efforts to accelerate patient enrollment by offering incentives to each study site based on numbers of enrollees as well as payments to referral sites. Earlier in 2018, ReGenTree disclosed that 7 of 17 patients enrolled SEER-1 have completely healed. To participate in the trial the patients were required to have a persistent epithelial defect (non-healing corneal wound). While these preliminary observations are encouraging, it should be noted that the patients and treating physicians remain masked while the trial is on-going, so it is not known whether the healed patients are in the RGN-259 group, placebo group, or distributed among both. As of the date of this report, we do not know when this study will be completed.

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

In February 2017, our licensee for RGN-137, GtreeBNT, received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa (EB), a genetic disease that causes severe blistering of the skin and internal organs. In August 2017, the Company amended the License Agreement for RGN-137 held by GtreeBNT. Under the amendment the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. GtreeBNT initiated a small open trial in patients with EB in December 2018 to evaluate RGN-137 in such patients prior to sponsoring a larger Phase 3 trial.

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

In September 2015, ReGenTree began the Phase 2/3 ARISE-1 clinical trial in patients with dry eye syndrome (and the Phase 3 SEER-1 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 dry eye trial. In the trial, RGN-259 demonstrated statistically significant improvements in both signs and symptoms of dry eye with 0.05% and 0.1% RGN-259 compared to placebo in a dose dependent manner during a 28-day dosing period. While the primary outcome measures were not met, several key related pre-specified endpoints and subgroups of patients with more severe dry eye showed statistically significant treatment effects. These results confirmed the findings from the previous Phase 2 trial providing clear direction for the clinical regulatory pathway and remaining registration trials for RGN-259. Shortly following the ARISE-1 trial, the FDA approved ReGenTree’s Phase 3 ARISE-2 dry eye protocol and we initiated the ARISE-2 trial that enrolled approximately 600 patients.

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

In February 2019 ReGenTree initiated a 700-patient ARISE-3 trial in patients with dry eye syndrome to confirm the results observed in ARISE-2. We anticipate the first patient will be enrolled in the second quarter of 2019.

Strategic Partnerships

Lee’s Pharmaceuticals. We are a party to a license agreement with Lee’s Pharmaceutical for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. In February 2019, the License Agreement was assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. Lee’s previously filed an IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's subsequently informed us that it received notice from China's FDA declining its IND application for a Phase 2b dry eye clinical trial because the API was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not yet been informed of a projected starting date for Phase 2 trials.

GtreeBNT. We are a party to a license agreement with GtreeBNT for the license of RGN-259 related to certain development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan). Separately, we licensed GtreeBNT the rights to RGN-137 which was recently amended as discussed above. GtreeBNT is currently our second largest stockholder. GtreeBNT filed an IND with the Korean Ministry of Food and Drug Safety to conduct a Phase 2/3 study with RGN-259 in patients with dry eye syndrome and in July 2015 received approval to conduct the trial. In late 2016 GtreeBNT informed us that it believes marketing approval in the U.S. will allow expedited marketing in Korea, possibly without the need for a clinical trial. At this point, we are still awaiting marketing approval in the U.S.

U.S. Joint Venture (ReGenTree, LLC).

We are a party to a Joint Venture Agreement with GtreeBNT and a License Agreement with ReGenTree for the commercialization of RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States, as well as any other relevant ophthalmic indications.

In September 2015, ReGenTree began the Phase 2/3 ARISE-1 clinical trial in patients with dry eye syndrome (and the Phase 3 SEER-1 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 dry eye trial. In the trial, RGN-259 demonstrated statistically significant improvements in both signs and symptoms of dry eye with 0.05% and 0.1% RGN-259 compared to placebo in a dose dependent manner during a 28-day dosing period. While the primary outcome measures were not met, several key related pre-specified endpoints and subgroups of patients with more severe dry eye showed statistically significant treatment effects. These results confirmed the findings from the previous Phase 2 trial providing clear direction for the clinical regulatory pathway and remaining registration trials for RGN-259. Shortly following the ARISE-1 trial, the FDA approved ReGenTree’s Phase 3 ARISE-2 dry eye protocol and we initiated the ARISE-2 trial that enrolled approximately 600 patients.

The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc., demonstrated a number of statistically significant improvements in both signs and symptoms of dry eye syndrome with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. Most recently, ReGenTree reaffirmed that the manufacturing of the investigational product for ARISE-3 has been completed and the protocol for the study has been finalized. Ora, Inc. recently initiated the study with the first patient anticipated to be enrolled in the second quarter of 2019.

RGN-352

During 2009, we completed a Phase 1a and Phase 1b clinical trial evaluating the safety, tolerability and pharmacokinetics of the intravenous administration of RGN-352 in 60 healthy subjects (40 in each group, 20 of whom participated in both Phases). Based on the results of these Phase 1 trials and extensive preclinical efficacy data published in peer-reviewed journals, in the second half of 2010, we began start-up activities for a Phase 2 study to evaluate RGN-352 (Tß4 Injectable Solution) in patients who had suffered an AMI. We had planned to begin enrolling patients in this clinical trial in the second quarter of 2011. However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with the current Good Manufacturing Practice (cGMP) regulations. The manufacturer has since closed its manufacturing facility and filed for bankruptcy protection. The FDA prohibited us from using any of the active drug or placebo formulated by this manufacturer in human trials; consequently, we must have study drug (RGN-352 and RGN-352 placebo) manufactured by a new cGMP-compliant manufacturer in the event we seek to move forward with this trial. While we have identified a qualified manufacturer for RGN-352, we elected to postpone activities on this trial until the requisite funding or a partner is secured.

In addition to the potential application of RGN-352 for the treatment of cardiovascular disease, preclinical research published in the scientific journals Neuroscience and the Journal of Neurosurgery, among others, indicates that RGN-352 may also prove useful for patients with multiple sclerosis, or MS, as well as patients suffering a stroke, traumatic brain injury, peripheral neuropathy, or spinal cord injury. In these preclinical studies, the administration of Tß4 resulted in regeneration of neuronal tissue by promoting remyelination of axons and stimulating oligodendrogenesis, resulting in improvement of neurological functional activity. In 2012, researchers studying Tß4 under a material transfer agreement (MTA) found that Tß4 had beneficial effects in animal models of peripheral neuropathy, one of the major complications of diabetes. This research was published in the journal of Neurobiology of Disease in 2012 and appears to corroborate previous findings using Tß4 for repair of central nervous system disorders. We are discussing possible partnership opportunities with companies interested in developing RGN-352 for cardiac and central nervous system indications and are working with an Asian-based medical center seeking grant funding for cardiovascular studies.

Based on our Phase 1 data and the preclinical research discussed above, we are evaluating various opportunities for government funding for a Phase 2a clinical trial to show proof-of-concept in each case while also talking with prospective strategic partners with the interest, capabilities and resources to further develop product candidate in these fields.

RGN-137

Clinical Development — Epidermolysis Bullosa (EB).  Starting in 2005, we began conducting a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with EB. EB is a genetic disease of approximately 10 gene mutations that results in fragile skin and other epithelial structures (e.g., cornea and GI tract) that can blister spontaneously or separate at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. In severe cases, recurrent blistering and tissue loss may be life threatening. EB has been designated as an “orphan” indication by the FDA’s Office of Orphan Drugs. We closed the Phase 2 trial in late 2011 and we submitted the final report to the FDA in 2014. In February 2017, GtreeBNT received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with EB. In December 2018, GtreeBNT initiated a small open trial in a limited number of patients with EB.

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

Manufacturing

We use a major contract manufacturer to produce bulk Tß4, which is the active pharmaceutical ingredient, or API, in our product candidates by an established and proven manufacturing process known as solid-phase peptide synthesis. While we do not currently have long-term supply agreements in place, we and ReGenTree intend to establish a long-term supply arrangement with at least one manufacturer once practicable. No assurance can be given, however, that such agreements will be negotiated on favorable terms, or at all. Contractors are selected on the basis of their supply capability, ability to produce a product in accordance with Current Good Manufacturing Practice, or cGMP, requirements of the FDA and ability to meet our established specifications and quality requirements. Given our recent licensing and joint venture deals, our partner in Korea and the U.S. are working closely with our current primary contract manufacturer on the cGMP validation process and consistency runs, among other things, to prepare for the manufacture of bulk Tß4 for use in future clinical trials and commercialization of our formulated product candidates. Through ReGenTree we are also identifying and qualifying other potential API manufacturers. RegeneRx will have access to the data resulting from this endeavor should we need to use it for purposes outside the licensed territories.

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

RGN-259.  Most specialty ophthalmic companies have a number of products on the market that could compete with RGN-259. There are numerous antibiotics to treat eye infections to promote corneal wound healing and many eye lubrication products that are soothing to the eye and help eye healing, many of which are sold without prescriptions. Companies also market steroids to treat certain conditions within our area of interest. Allergan, Inc. markets Restasis™, Ophthalmic Emulsion, an FDA-approved eye drop used to treat dry eye. Restasis, and other products, have been approved for marketing in certain other countries where we have licensed RGN-259. Shire PLC is marketing its recently FDA-approved product, Xiidra. We believe RGN-259 is different from Restasis and Xiidra and any other product or product candidate available for dry eye in that it actively promotes repair using a multi-faceted approach of increasing cell migration and laminin-5 production, and decreasing inflammation and apoptosis, without any noted adverse effects.

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

The results of these preclinical studies and clinical trials, along with detailed information on manufacturing, are submitted to the FDA in the form of a New Drug Application, or NDA, for approval to commence commercial sales. The FDA’s review of an NDA requires the payment of a user fee currently in excess of $1.8 million, which may be waived for the first NDA submitted by a qualifying small business. In responding to an NDA, the FDA may refuse to file the application if the FDA determines that the application does not satisfy its regulatory approval criteria, request additional information or grant marketing approval. Therefore, even if we complete Phase 3 clinical trials for our product candidates and submit an NDA to the FDA, there can be no assurance that the FDA will grant marketing approval, or if granted, that it will be granted on a timely basis. If the FDA does approve a product candidate, it may require, among other things, post-marketing testing, including potentially expensive Phase 4 trials, which monitor the safety of the drug. In addition, the FDA may in some circumstances impose risk evaluation and mitigation strategies that may be difficult and expensive to administer. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market.

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

Intellectual Property

We hold worldwide patents and patent applications covering peptide compositions, uses and formulations related to dermal and ophthalmic indications and other organ and tissue repair activities. In 2001, we entered into a license agreement with the NIH under which we received an exclusive worldwide license from the NIH for all claims within the scope of the NIH’s patent application, and any issued patents, covering the use of Tß4 as a tissue repair and regeneration factor. In 2007, patents were issued in Europe and the United States related to the original NIH patent application. These patents expire in July 2019. Corresponding patents have also been granted in Hong Kong, Australia and China and certain other territories. The issued European patent was opposed by a third party at the European Patent Office and, in December 2009, we argued the case before the Opposition Division of the European Patent Office in Munich, Germany and prevailed with certain amendments to the claims. In exchange for the exclusive license, we agreed to make certain minimum royalty and milestone payments to the NIH.

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

We, and our partners, have also filed additional U.S. and international patent applications covering various compositions, uses, formulations and other components of Tß4, as well as for novel peptides resulting from our research efforts, the latest of which were filed during 2015. There can be no assurance that these, or any other future patent applications under which we have rights, will result in the issuance of a patent or that any patent issued will not be subject to challenge or opposition. In the case of a claim of patent infringement by or against us, there can be no assurance that we will be able to afford the expense of any litigation that may be necessary to enforce our proprietary rights or that relevant patents will not expire prior to approval of any of our product candidates.

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

Material Agreements

National Institutes of Health

We are party to a license agreement with NIH under which we are obligated to pay an annual minimum royalty of $2,000. In 2013, we amended certain provisions of the exclusive license; we were permitted to credit amounts paid to prosecute or maintain the licensed patent rights during 2013 calendar year against the 2013 minimum annual royalty. Beginning in 2014, the minimum annual royalty is $2,000. Additionally, we are obligated to pay the NIH a percentage of sales of qualifying product candidates, if any. There have been no such sales to date. Through December 31, 2018, we have complied with all minimum royalty requirements, and no milestone payments have been required under the agreement. The patent is due to expire in 2019.

Lee’s Pharmaceuticals

On July 15, 2012, we entered into a License Agreement with Lee’s Pharmaceutical for the license of Tß4 in any pharmaceutical formulation, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. The terms of the License Agreement include aggregate potential milestone payments of up to $3.6 million and royalties ranging from low double digit to high single digit royalties on commercial sales, if any. Under the License Agreement, Lee’s is responsible for all developmental costs associated with each product candidate. We provided Tß4 to Lee’s at no charge for a Phase 2 ophthalmic clinical trial and will provide Tß4 to Lee’s for all other developmental and clinical work at a price equal to our cost.

The Company has discussed Lee’s development plans and we have continued to provide information as requested. Lee’s previously filed an investigational new drug application IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee’s subsequently informed us that it received notice from China's FDA (CFDA) declining its investigational new drug (IND) application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not yet been informed of a projected starting date for Phase 2 trials. In February 2019, the License Agreement was amended and assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. There are no economic changes to the License Agreement.

GtreeBNT

On March 7, 2014, we entered into license agreements with GtreeBNT Co., Ltd. The two Licensing Agreements are for the license of territorial rights to two of our Thymosin Beta 4-based products candidates, RGN-259 and RGN-137.

Under the License Agreement for RGN-259, our preservative-free eye drop product candidate, GtreeBNT will have the right to develop and commercialize RGN-259 in Asia (excluding China, Hong Kong, Taiwan, and Macau). The rights will be exclusive in Korea, Japan, Australia, New Zealand, Brunei, Cambodia, East Timor, Indonesia, Laos, Malaysia, Mongolia, Myanmar (Burma), Philippines, Singapore, Thailand, Vietnam, and Kazakhstan, and semi-exclusive in India, Pakistan, Bangladesh, Bhutan, Maldives, Nepal, Sri Lanka, Kyrgyzstan, Tajikistan, Turkmenistan and Uzbekistan, collectively, the Territory (the “259 Territory”). Under the License Agreement for RGN-259 we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double-digit percentage of any commercial sales of the licensed product sold by GtreeBNT in the 259 Territory.

Under the License Agreement for RGN-137, our topical dermal gel product candidate, GtreeBNT will have the exclusive right to develop and commercialize RGN-137 in the U.S. (the “137 Territory”). Under the License Agreement for RGN-137 we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double-digit percentage of any commercial sales of our licensed product sold by GtreeBNT in the 137 Territory. Under an amendment to the License Agreement for RGN-137, for which we were compensated, the 137 Territory was expanded to include Europe, Canada, South Korea, Australia and Japan.

Both the License Agreement for RGN-137 and the License Agreement for RGN-259 contain diligence provisions that require the initiation of certain clinical trials within certain time periods that, if not met, would result in the loss of rights or exclusivity in certain countries. GtreeBNT will pay for all developmental costs associated with each product candidate. We retain the manufacturing and supply rights for Tß4 in the 259 Territory and 137 Territory and the parties will negotiate in good faith an exclusive supply agreement for Tß4 as soon as practicable. We will also have the right to exclusively license any improvements made by GtreeBNT to our products outside of the licensed territory on a royalty-free basis.

The two firms have created a joint development committee and continue to discuss and the development of the licensed products and share information relating thereto. Both companies will also share all non-clinical and clinical data and other information related to development of the licensed product candidates.

ReGenTree - U.S. Joint Venture

On January 28, 2015, we entered into the Joint Venture Agreement with GtreeBNT, a shareholder in the Company and licensee in certain Pan Asian countries. The Joint Venture Agreement provides for the creation of the Joint Venture, ReGenTree, LLC (“ReGenTree”), jointly owned by the Company and GtreeBNT that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States, as well as any other relevant ophthalmic indications.

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

Employees

We currently have three full time employees including our President and CEO. We also retain three independent contractors. We believe that we have good relations with our employees and contractors.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital resources coupled with the proceeds from the February 2019 note sales will only be sufficient to fund our operations through the first quarter of 2020.

Even though we sold a series of convertible promissory notes in February 2019 and will receive proceeds of $1,300,000, these proceeds are only projected to fund our operations at the current level through the first quarter of 2020, therefore we will need to secure additional operating capital to continue operations beyond the first quarter of 2020. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital in 2019 or early 2020 and are evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets which may cause a reduction in the trading price of our common stock.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of December 31, 2018, our accumulated deficit totaled approximately $106 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2018, contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, in February 2019, we sold a series of convertible promissory notes to accredited investors and will receive gross proceeds of $1,300,000 which will fund planned operations through the first quarter of 2020. We will need to secure additional operating capital to continue operations beyond the first quarter of 2020. Therefore, we are seeking sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

GtreeBNT has informed us that they have limited financial resources. They have to continuously raise capital to fund research, development, clinical trials, and operations. Therefore, their ability to finance each of these areas is subject to its ability to secured adequate capital. While GtreeBNT has been able to finance each of these areas, to date, there is no assurance that they will be able to do so in the future. If GtreeBNT is unable to secure necessary financing to fund clinical trials or operations, it could have a material adverse impact on RGN-137 and RGN-259 and RegeneRx’s ability to continue funding operations while these products are under development.

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

Any changes related to these and other factors could adversely affect our business if and to the extent we enter markets outside the United States. Additionally, we have entered into license agreements with Lee’s Pharmaceutical Limited and GtreeBNT Co, Ltd. for the development of certain of our product candidates in international markets. As a result, these development activities will be subject to compliance in all respects with local laws and regulations and may be subject to many of the risks described above.

Governmental and third-party payors may subject any product candidates we develop to sales and pharmaceutical pricing controls that could limit our product revenues and delay profitability.

The successful commercialization of our product candidates, if they are approved by the FDA, will likely depend on our ability to obtain reimbursement for the cost of the product and treatment. Government authorities, private health insurers and other organizations, such as health maintenance organizations, are increasingly seeking to lower the prices charged for medical products and services. Also, the trend toward managed health care in the United States, the growth of healthcare maintenance organizations, and recently enacted legislation reforming healthcare and proposals to reform government insurance programs could have a significant influence on the purchase of healthcare services and products, resulting in lower prices and reducing demand for our product candidates. The cost containment measures that healthcare providers are instituting, and any healthcare reform could reduce our ability to sell our product candidates and may have a material adverse effect on our operations. We cannot assure you that reimbursement in the United States or foreign countries will be available for any of our product candidates, and that any reimbursement granted will be maintained, or that limits on reimbursement available from third-party payors will not reduce the demand for, or the price of, our product candidates. The lack or inadequacy of third-party reimbursements for our product candidates would decrease the potential profitability of our operations. We cannot forecast what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect the legislation or regulation would have on our business.

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

Mauro Bove, a member of our Board is a director of Lee’s Pharmaceuticals, a relationship which could give rise to a conflict of interest for Mr. Bove.

Mauro Bove is a member of our Board of Directors and currently provides consulting services to Lee’s Pharmaceuticals Group in Hong Kong. There can be no assurance that we will ever receive any further payments from Lee’s under the current agreement established between RegeneRx and Lee’s. As a result of Mr. Bove’s relationship with Lee’s, Mr. Bove may have interests that are different from our other stockholders in connection with this agreement and circumstances that may require the exercise of the Board’s discretion with respect to Lee’s.

Risks Related To Our Intellectual Property

We may not be able to maintain broad patent protection for our product candidates, which could limit the commercial potential of our product candidates.

Our success will depend in part on our, or our partners’ ability to obtain, defend and enforce patents, both in the United States and abroad. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. As described elsewhere in this report, we currently do not have adequate financial resources to fund our ongoing business activities beyond the first quarter of 2020 without additional funding. Thus, we continuously evaluate our issued patents and patent applications and may decide to limit their therapeutic and/or geographic coverage in an effort to enhance our ability to focus on certain medical conditions and countries within our financial constraints. As a result, we may not be able to protect our intellectual property rights in indications and/or territories that we otherwise would, and, therefore, our ability to commercialize Tß4, if at all, could be substantially limited, which could have a material adverse impact on our future results of operations.

Our patents may expire before any of our product candidates reach commercialization.

Our success will depend in part on our, or our partners’ patents to provide market exclusivity for our product candidates. We have numerous patent and patent applications in the U.S. and abroad, however, some of our patents are reaching the end of their 20-year patent exclusivity and, therefore, may expire prior to developing any marketable products or expire shortly after product launch, which could negatively affect our commercial success.

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

For the period from January 1, 2018 through March 15, 2019 the closing price of our common stock has ranged from $0.09 to $0.35, with an average daily trading volume of approximately 55,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our officers, directors and principal stockholders together control approximately 50% of our outstanding common stock. Included in this group are previous stockholders of Sigma-Tau and their affiliates, which now have consolidated their holding into Essetifin S.p.A. which holds outstanding shares representing approximately 27% of our outstanding common stock and GtreeBNT which owns approximately 15.1% of our outstanding common stock. These stockholders also hold options, warrants, convertible promissory notes and stock purchase rights that provide them with the right to acquire significantly more shares of common stock. Accordingly, if these stockholders acted together they could control the outcome of all stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

As of December 31, 2018, there were outstanding options to purchase an aggregate of 9,044,825 shares of our common stock under our 2000, 2010 and 2018 incentive equity plans at exercise prices ranging from $0.14 per share to $0.64 per share and outstanding warrants to purchase 4,220,594 shares of our common stock at a weighted average exercise price of $0.24 per share. On February 27, 2019 we sold a series of convertible promissory notes that will initially be convertible at $0.12 into 10,833,333 shares and also issued warrants to purchase 8,125,000 shares with an exercise price of $0.18 per share. In March 2018 we entered into a warrant reprice and exercise and issuance agreement (the “Reprice Agreement”) with the holders of the warrants issued in June 2016. Under the terms of the Reprice Agreement, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of 5,147,059 warrants was reduced to $0.20 per share. As further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. Pursuant to the terms of the Reprice Agreement the exercise of the new warrants has been reduced to $0.125 as a result of the February 2019 convertible note sale. In addition to the notes, options and warrants described above, we had previously issued five series of convertible promissory notes of which one remained outstanding. In January 2014, we sold a series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes matured in January 2019 and, along with the accrued interest were converted into common stock. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “RGRX.” Our common stock last traded at $0.17 on March 15, 2019.

The following table sets forth the high and low closing prices for our common stock, as reported by the OTC Bulletin Board, for the periods indicated. The quotations reported by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2018		2017
	High	Low	High	Low

First Quarter	$0.29	$0.20	$0.33	$0.28
Second Quarter	$0.24	$0.19	$0.30	$0.26
Third Quarter	$0.22	$0.16	$0.34	$0.25
Fourth Quarter	$0.20	$0.09	$0.37	$0.15

We have never declared or paid a cash dividend on our common stock and since all of our funds are committed to clinical research we do not anticipate that any cash dividends will be paid on our common stock in the foreseeable future.

On February 27, 2019 we sold a series of convertible promissory notes to accredited investors including Essetifin S.p.A., our largest stockholder. The sale of the notes will result in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred on February 27th and the second closing, also in the amount of $650,000, will occur within three days of the Company providing notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. ReGenTree has informed us that they now expect the ARISE-3 clinical trial to occur in the second quarter of 2019. Because the Company does not control the timing of the ARISE-3 clinical trial, we cannot be certain that this timing is correct or that it may not change. The notes contain a $0.12 conversion price and are initially convertible into 10,833,333 chares off common stock. The purchasers also received a warrant exercisable at $0.18 to purchase additional 8,125,000 shares of common stock.

In January 2019, at note maturity, the holders of the January 2014 Notes elected to convert the note principal and accrued interest into shares of common stock. As a result, the Company issued 1,149,016 shares of common stock.

In September 2018, at note maturity, the holders of the September 2013 Notes elected to convert the note principal and accrued interest into shares of common stock. As a result, the Company issued 6,706,076 shares of common stock.

In July 2018, at note maturity, the holders of the July 2013 Notes elected to convert the note principal and accrued interest into shares of common stock. As a result, the Company issued 2,089,120 shares of common stock.

In March 2018, at note maturity, the holders of the March 2013 Notes elected to convert the note principal and accrued interest into shares of common stock. As a result, the Company issued 4,700,520 shares of common stock.

On March 2, 2018 we entered into a warrant reprice and exercise and issuance agreement with the holders of the warrants issued in June 2016. Under the terms of the Reprice Agreement, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of 5,147,059 warrants was reduced to $0.20 per share. As further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. Pursuant to the terms of the Reprice Agreement the exercise price of the new warrants will be reduced from $0.2301 to $0.125 as a result of the February 2019 note sale.

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

Current Financial Circumstances

On February 27, 2019 we sold a series of convertible promissory notes to management, the Board of Directors, and accredited investors, including Essetifin S.p.A., our largest shareholder. The sale of the notes will result in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred on February 27th and the second closing, also in the amount of $650,000, will occur within three days of the Company providing notice of the enrolment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree which is anticipated to occur in March 2019. The notes contain a $0.12 conversion price and the purchasers also received a warrant exercisable at $0.18 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible. At present, with the receipt of the sale proceeds from the first closing coupled with the anticipated proceeds from the second closing, we will have sufficient cash to fund planned operations through the first quarter of 2020.

On March 2, 2018, we entered into a warrant reprice and exercise and issuance agreement (the “Reprice Agreement”) with the holders of the warrants issued in June 2016. Under the terms of the Reprice Agreement, in consideration of the holders exercising in full all of the 2016 Offering warrants, the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. Pursuant to the terms of the Reprice Agreement the exercise price of the new warrants will be reduced from $0.2301 to $0.125 as a result of the February 2019 note sale. We continuously monitor our cash use as well as the clinical timelines. We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets.

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

To date ReGenTree has sponsored a Phase 2/3 clinical trial (“ARISE-1”) and Phase 3 clinical trials in patients with dry eye syndrome (“DES”) (“ARISE-2”) and in patients with neurotrophic keratopathy (“NK”) (“SEER-1”), all in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 trial and in October 2017, we reported the results of the ARISE-2 trial. The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc., demonstrated a number of statistically significant improvements in both signs and symptoms of dry eye syndrome with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. ReGenTree is proceeding with its RGN-259 development plan as discussed with the FDA in April 2018. Most recently, ReGenTree reaffirmed that the manufacturing of the investigational product for ARISE-3 has been completed and the protocol for the study has been finalized. ReGenTree entered into a management agreement for ARISE-3 with Ora, Inc. and the study was recently initiated with the first patient anticipated to be enrolled in the second quarter of 2019.

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

In February 2017, our licensee for RGN-137, GtreeBNT, received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa (EB), a genetic disease that causes severe blistering of the skin and internal organs. In August 2017, the Company amended the License Agreement for RGN-137 held by GtreeBNT. Under the amendment the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. GtreeBNT initiated a small open trial in patients with EB in December 2018 to evaluate RGN-137 in such patients prior to sponsoring a larger Phase 3 trial.

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

On February 27, 2019 we sold a series of convertible promissory notes to management, the Board of Directors, and accredited investors, including Essetifin S.p.A., our largest shareholder. The sale of the notes will result in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred on February 27th and the second closing, also in the amount of $650,000 will occur within three days of the Company providing notice of the enrolment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. ReGenTree has informed us that they now expect the ARISE-3 clinical trial to occur in the second quarter of 2019. At present, with the receipt of the sale proceeds from the first closing coupled with the anticipated proceeds from the second closing, we will have sufficient cash to fund planned operations through the first quarter of 2020. We will need additional funds to continue operations significantly beyond the first quarter of 2020 and will require substantial capital if we wish to internally advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, government grants, or the sale of our company or certain of our intellectual property rights.

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

The Company’s contracts with customers may at times include multiple promises to transfer products and services. Contracts with multiple promises are analyzed to determine whether the promises, which may include a license together with performance obligations such as providing a clinical supply of product and steering committee services, are distinct and should be accounted for as separate performance obligations or whether they must be accounted for as a single performance obligation. The Company accounts for individual performance obligations separately if they are distinct. Determining whether products and services are considered distinct performance obligations may require significant judgment. If we cannot reasonably estimate when our performance obligation either ceases or becomes inconsequential and perfunctory, then revenue is deferred until we can reasonably estimate when the performance obligation ceases or becomes inconsequential. Revenue is then recognized over the remaining estimated period of performance.

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

Contract assets are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied. There were no contract assets as of December 31, 2018.

Contract liabilities result from arrangements where we have received payment in advance of performance under the contract. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.

We have the following amounts recorded for contract liabilities:

	December 31, 2018	December 31, 2017

Unearned revenue	$2,254,848	$2,124,515

The contract liabilities amount disclosed above as of December 31, 2018, is primarily related to revenue being recognized on a straight-line basis over periods ranging from 23 to 30 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligations and represents the Company’s best estimate of the period of the obligation.

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

Because we are not obligated to fund the Joint Venture, and have not provided any financial support, and have no commitment to provide financial support in the future to the Joint Venture, the carrying value of its investment in the Joint Venture is zero at both December 31, 2018 and 2017. As a result, we are not recognizing our share of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point we will reduce our share of the Joint Venture’s net income by our share of previously suspended net losses. As of December 31, 2018, because we have not provided any financial support, we have no financial exposure as a result of its variable interest in the Joint Venture.

Convertible Notes with Detachable Warrants.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, the proceeds received from convertible notes are allocated to the instruments based on the relative fair values of the convertible notes without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds allocated to the warrants is recognized as additional paid-in capital and a debt discount. The debt discount related to warrants is accreted into interest expense through maturity of the notes.

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

Results of Operations

Comparison of years ended December 31, 2018 and 2017

Revenues. For the year ended December 31, 2018, we recorded revenue in the amount of approximately $70,000 versus $57,000 recorded for the year ended December 31, 2017. The 2018 revenue reflects the amortization over 30 years of the payments we received under the original joint venture license agreement and the payment we received for the expansion of the territorial rights to include Canada in April 2016. The payments received under the 2017 RGN-137 license amendment were amortized for revenue over 23 years. There were additional payments received pursuant to the license amendment during 2018 and 2017 which resulted in an increase in revenue recognized.

Expenses — Research and development. For the year ended December 31, 2018, our R&D expenditures decreased by $63,000, or 44%, to $81,000, from approximately $144,000 in 2017. The decrease reflects a further shift of our internal R&D efforts as our partners assume full responsibility for clinical development and is characterized by decreases in R&D consulting (decrease of $52,000), stock option expense (decrease of $4,000) and internal allocations and other (decrease of $7,000) versus the prior year. We expect our R&D expenses will remain at low levels unless we decide to reinitiate internal R&D efforts for our unpartnered programs.

Expenses — General and administrative. For the year ended December 31, 2018, our G&A expenses decreased by approximately $45,000, or 3%, to $1,312,000 from $1,357,000 in 2017. Decreases are reflected in 2018 expenses for salaries (decrease of $54,000), insurance (decrease of $13,000), sponsorship (decrease of $10,000), travel (decrease of $12,000) and investor relations (decrease of $2,000) which were offset by increases in stock option expense (increase of $9,000), non-income based tax expense (increase of $33,000) and professional fees (increase of $4,000). We believe that our G&A expenses will remain at current levels as we wait for data from the upcoming clinical trials being conducted by our partners. If we enter into additional partnerships or other business transactions, including financings, we will incur additional legal and transaction related expenses.

Expenses - Provision for income tax. For the year ended December 31, 2018, our Statement of Operations does not reflect income tax expense versus $99,000 reflected in the year ended December 31, 2017. The 2017 expense relates to the recording of a deferred tax credit resulting from the withholding of certain amounts from the initial payment received under the RGN-137 License Agreement amendment. The withholding is mandated under a United States of America and The Republic of Korea Tax treaty entered into in 1976.

Net Loss/Income. Our Statement of Operations reflects a net loss of $1,993,553 for the year ended December 31, 2018 versus net income of $286,487 for the year ended December 31, 2017. The 2018 net loss reflects inducement expense of $582,904 related to the new warrant component of the March 2018 warrant reprice and exercise agreement (see Note 8). The 2017 period reflects the change in the value of the conversion feature related to the derivative liability related to our convertible debt as well as the reduction of the value of the investor rights associated with the 2016 Offering. The value of this conversion feature was indexed to the share price of our common stock and decreased as our share price decreased. The share price of our common stock decreased from $0.32 on December 31, 2016 to $0.17 on December 31, 2017, which resulted in a decrease in the fair value of our convertible debt derivative component of $1,761,668 which combined with an unrealized gain related to the investor rights associated with the 2016 Offering which lapsed in the August 2017 in the amount $238,937 and resulted in the recording of a change in fair value of derivative liabilities of $2,000,605. Losses from operations decreased in 2018 versus 2017, $1,323,369 and $1,444,630, respectively.

Liquidity and Capital Resources

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. In addition, we have primarily financed our operations through the equity or issuance of debt including the sale of a series of convertible promissory notes through private placements with accredited investors and the March and August 2014 private placements of common stock with GtreeBNT as well as our entry into the ReGenTree joint venture in early 2015. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2018 contains an explanatory paragraph regarding the uncertainty of our ability to continue as a going concern based upon our history of operating losses and dependence on future financing in order to meet our planned operating activities.

Our Statement of Operations reflects a net loss of $1,993,553 for the year ended December 31, 2018. We had cash and cash equivalents of $237,261 at December 31, 2018. On February 27, 2019, we sold a series of convertible promissory notes to management, the Board of Directors, and accredited investors, including Essetifin S.p.A., our largest shareholder. The sale of the notes will result in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred on February 27, 2019 and the second closing, also in the amount of $650,000 will occur within three days of the Company providing notice of the enrolment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. ReGenTree has informed us that they now expect the ARISE-3 clinical trial to occur in the second quarter of 2019. At present, with the receipt of the sale proceeds from the first closing coupled with the anticipated proceeds from the second closing, we will have sufficient cash to fund planned operations through the first quarter of 2020.

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

Net Cash Used in Operating Activities. Net cash used in operating activities was $888,000 and $663,000 for the years ended December 31, 2018 and 2017, respectively. In 2018, our statement of cash flows reflects a net inflow of $130,000 related to payments received under license agreements versus $543,000 from the same source in 2017.

Net Cash Used in Investing Activities. We did not use any cash for investing activities in 2018 or 2017.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $944,000 and $75,000 for the years ended December 31, 2018 and 2017, respectively. In 2018, the cash provided by financing activities consisted of the proceeds from the warrant reprice transaction in March 2018 while the 2017 cash provided by financing activities was a result of the exercise of stock options and warrants.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, RegeneRx has active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for ophthalmic trials are, in general, relatively fast, as opposed to most other clinical efforts, top line data from the U.S. dry eye trial was released in October 2017 and data from the NK study in 2019 or possibly later.

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings in addition to a series of five convertible debt placements from October 2012 to January 2014. In June of 2016, we raised $1,520,000 by selling 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock to Sabby. On March 2, 2018, we entered into a warrant reprice and exercise and issuance agreement with Sabby, which, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. Pursuant to the terms of the Reprice Agreement the exercise price of the new warrants will be reduced from $0.2301 to $0.125 as a result of the March 2019 note sale. We received gross proceeds of approximately $1,000,000 pursuant the exercise and issued 5,147,059 of common stock. In August 2017, we amended the RGN-137 License Agreement with GtreeBNT in exchange for a series of payments, the last of which will be received in June 2018. Most recently, on February 27, 2019, we sold a series of convertible promissory notes to accredited investors including Essetifin S.p.A., our largest shareholder. The sale of the notes will result in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred on February 27th and the second closing, also in the amount of $650,000 will occur within three days of the Company providing notice of the enrolment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. ReGenTree has informed us that they now expect the ARISE-3 clinical trial to occur in the second quarter of 2019. The notes contain a $0.12 conversion price and are initially convertible into 10,833,333 shares of common stock. The purchasers also received a warrant exercisable at $0.18 to purchase additional 8,125,000 shares of common stock. At present, with the receipt of the sale proceeds from the first closing coupled with the anticipated proceeds from the second closing, we will have sufficient cash to fund planned operations through the first quarter of 2020.

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

We also have entered into a license agreement with Lee’s Pharmaceuticals that provides for the opportunity for us to receive milestone payments upon specified events and royalty payments in connection with any commercial sales of Tß4-based products in China, Hong Kong, Macau and Taiwan. However, there are no assurances that we will be able to attain any such milestones or generate any such royalty payments under the agreement. In February 2019, the License Agreement was amended and assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. There are no economic changes to the License Agreement.

Government Grants

We have pursued, and may continue to pursue, government funding for both RGN-259 and RGN-352. We are not currently receiving funding under a Government Grant.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2018 the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer, in his capacity as principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer in his capacity as principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s Internal Controls over Financial Reporting in the year ended December 31, 2018.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth as of March 15, 2019, the name, age and position of each person who serves as an executive officer or director of our company. There are no family relationships among any of our executive officers or directors, with the exception that Mr. Finkelstein is the first cousin of Dr. Goldstein’s wife.

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

Name	Age	Position
Executive Officers:
Mr. J.J. Finkelstein	67	President, Chief Executive Officer and Director

Directors:
Dr. Allan L. Goldstein	81	Founder, Chairman of the Board and Chief Scientific Officer
Mr. R. Don Elsey	65	Director
Mr. Joseph C. McNay	85	Director
Mr. Mauro Bove	64	Director

Mr. Finkelstein has served as our President and Chief Executive Officer and a member of our Board of Directors since 2002. Mr. Finkelstein also served as our Chief Executive Officer from 1984 to 1989 and as the Vice Chairman of our Board of Directors from 1989 to 1991. Mr. Finkelstein has worked as an executive officer and consultant in the bioscience industry for the past 36 years, including serving from 1989 to 1996 as chief executive officer of Cryomedical Sciences, Inc., a publicly-traded medical device company. Mr. Finkelstein has significant experience in developing early-stage companies. He has been responsible for the regulatory approval and marketing of several medical devices in the U.S. and abroad. Mr. Finkelstein has previously served on the executive committee of the Board of Directors of the Technology Council of Maryland and MdBio, Inc. and formerly chaired the MdBio Foundation for six years, all of which are non-profit entities that support bioscience development and education in the State of Maryland. Mr. Finkelstein received a business degree in finance from the University of Texas. The Board believes that Mr. Finkelstein’s history and long tenure as our Chief Executive Officer positions him to contribute to the Board his extensive knowledge of our company and to provide Board continuity. In addition, the Board believes that his experience at prior companies has provided him with operational and industry expertise, as well as leadership skills that are important to the Board.

Dr. Goldstein has served as the Chairman of our Board of Directors and our Chief Scientific Officer since he founded our company in 1982. Dr. Goldstein is Emeritus Professor & former Chairman of the Department of Biochemistry and Molecular Medicine at the George Washington University School of Medicine and Health Sciences. Dr. Goldstein is a recognized expert in the field of immunology and protein chemistry, having authored over 450 scientific articles in professional journals. He is also the inventor on over 25 issued and/or pending patents in biochemistry, immunology, cardiology, cancer and wound healing. Dr. Goldstein discovered several important compounds, including Ta1, which is marketed worldwide, and Tb4, which is the basis for RegeneRx’s clinical program. Dr. Goldstein served on the Board of Trustees of the Sabin Vaccine Institute from 2000 to 2012 and on the Board of Directors of the Richard B. and Lynne V. Cheney Cardiovascular Institute from 2006 to 2012. Dr. Goldstein has also done pioneering work in the area of medical education, developing distance learning programs for the internet entitled “Frontiers in Medicine,” a medical education series that Dr. Goldstein developed. The Board believes that Dr. Goldstein’s scientific expertise, industry background and prior experience as our founder all position him to make an effective contribution to the medical and scientific understanding of the Board, which the committee believes to be particularly important as we continue our Tb4 development efforts.

Mr. Elsey has served as a member of our Board of Directors since September 2010. In February 2019, Mr. Elsey joined the Board of Directors of OpGen, Inc. and will serve as the Chairman of the Audit Committee. Mr. Elsey served as CFO of Senseonics, Inc. a medical device company focused on continuous glucose monitoring from February 2015 until January 2019 when he retired. From May 2014 until February 2015 Mr. Elsey served as chief financial officer of Regado Biosciences, a public, late-stage clinical development biopharmaceutical company. From December 2012 to February 2014 Mr. Elsey served as chief financial officer of LifeCell, Inc., a privately held regenerative medicine company. From June 2005 to December 2012, he served in numerous finance capacities, most recently as senior vice president and chief financial officer, at Emergent BioSolutions Inc., a publicly held biopharmaceutical company. He served as the director of finance and administration at IGEN International, Inc., a publicly held biotechnology company, and its successor BioVeris Corporation, from April 2000 to June 2005. Prior to joining IGEN, Mr. Elsey served as director of finance at Applera, a genomics and sequencing company, and in several finance positions at International Business Machines, Inc. He received an M.B.A. in finance and a B.A. in economics from Michigan State University. Mr. Elsey is a certified management accountant. The Board believes that Mr. Elsey’s experience as chief financial officer of a public company is particularly valuable to our business in that it positions him to contribute to our board’s and audit committee’s understanding of financial matters.

Mr. McNay has served as a member of our Board of Directors since 2002. He is currently Chairman, Chief Investment Officer and Managing Principal of Essex Investment Management Company, LLC, positions he has held since 1976 when he founded Essex. He has direct portfolio management responsibilities for a variety of funds and on behalf of private clients. He is also a member of the firm’s Management Board. Prior to founding Essex, Mr. McNay was Executive Vice President and Director of Endowment Management & Research Corp. from 1967. Prior to that, Mr. McNay was Vice President and Senior Portfolio Manager at the Massachusetts Company. Currently he is serving as Trustee of the Dana Farber Cancer Institute, member of the Children’s Hospital Investment Committee. Mr. McNay served a Trustee for Brigham and Women’s Physicians Organization from 2000 – 2018. He received his A.B. degree from Yale University and his M.B.A. degree in finance from the Wharton School of the University of Pennsylvania. The Board believes that Mr. McNay’s extensive financial experience is valuable to our business and also positions him to contribute to the audit committee’s understanding of financial matters.

Mr. Bove has served as a member of our Board of Directors since 2004 and has more than 30 years of business and management experience within the pharmaceutical industry. Mr. Bove is currently based in Hong Kong and in Europe, serving as a consultant to emerging pharmaceutical companies worldwide. Previously, Mr. Bove led for more than 20 years the Corporate & Business Development of Sigma-Tau Finanziaria S.p.A., formerly the holding company of Sigma-Tau Group, a leading international pharmaceutical company (Sigma-Tau Finanziaria S.p.A. - now Essetifin S.p.a. - and its affiliates are collectively our largest stockholder). Mr. Bove, who resigned this role with Sigma-Tau on March 31, 2014, has also held a number of senior positions in business, licensing and corporate development within Sigma-Tau Group. Mr. Bove obtained his law degree at the University of Parma, Italy, in 1980. In 1985, he attended the Academy of American and International Laws at the International and Comparative Law Center, Dallas, Texas. The Board believes that Mr. Bove’s extensive business and management experience within the pharmaceutical industry allows him to recognize and advise the Board with respect to recent industry developments.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations of our directors and officers that no other reports were required, during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows, for the fiscal years ended December 31, 2018 and 2017, compensation awarded to or paid to, or earned by, our chief executive officer who was our only named executive officers for fiscal 2018. For purposes of this report, we sometimes refer to our chief executive officer as our named executive officer.

				Option	All Other
		Salary(1)	Bonus	Awards(2)	Compensation(3)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
J.J. Finkelstein, President and	2018	102,399	—	38,809	3,360	144,568
Chief Executive Officer	2017	150,000	—	30,973	3,360	184.333

(1)	Mr. Finkelstein reduced his 2018 salary from $150,000 to $125,000 in March 2018. Additionally, he forwent his October, November and December 2018 salary due to the limited cash held by RegeneRx.
(2)	The 2018 & 2017 amounts reflect the aggregate total grant date fair values (computed in accordance with FASB ASC Topic 718 or ASC Topic 505)
(3)	The 2018 & 2017 amount reflects payment of life insurance premiums for Mr. Finkelstein in the amount of $3,360

Employment Agreements; Potential Payments Upon Termination or Change in Control

Employment Agreement with Mr. Finkelstein

We entered into an employment agreement with Mr. Finkelstein on April 16, 2014 for him to serve as our president and chief executive officer. Mr. Finkelstein’s employment agreement has an initial three-year term, which is automatically renewed for additional one-year periods unless either we or Mr. Finkelstein elect not to renew it. Mr. Finkelstein’s annual base salary was $125,000, which was increased to $150,000 on January 1, 2015 and subsequently reduced back to $125,000 in March 2018. Mr. Finkelstein’s salary may not be adjusted downward without his written consent, except in a circumstance which is part of a general reduction or other concessionary arrangement affecting all employees or affecting senior executive officers. Effective January 1, 2019, Mr. Finkelstein suggested and consented that his salary be reduced to $80,000 annually. Mr. Finkelstein is also eligible to receive an annual bonus in an amount established by the Board and is entitled to participate in and receive all standard employee benefits and to participate in all of our applicable incentive plans, including stock option, stock, bonus, savings and retirement plans. We also provide him with $1 million in life insurance.

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

Outstanding Equity Awards at December 31, 2018

The following table shows certain information regarding outstanding equity awards at December 31, 2018 for the named executive officer, all of which were stock options granted under our Amended and Restated 2000 Stock Option and Incentive Plan, our 2010 Equity Incentive Plan or our 2018 Equity Incentive Plan.

	Number of Shares Underlying Unexercised Options (#)	Number of Shares Underlying Unexercised Options (#)	Option Exercise Price	Option
Name	Exercisable	Unexercisable	($)	Expiration Date	Note

Mr. Finkelstein	114,748	—	0.57	4/10/2019
	150,000	50,000	0.64	3/17/2023	(1)
	62,500	187,500	0.21	7/16/2028	(2)
	500,000	—	0.14	1/24/2019
	35,000	—	0.16	4/4/2019
	500,000	—	0.21	3/25/2021
	500,000	—	0.36	6/30/2022
	75,000	75,000	0.28	9/1/2027	(2)

(1)	These options vest in equal installments upon grant and on the first three anniversaries of the grant date. In each case these options were granted seven years prior to the listed expiration dates.
(2)	These options vest in equal installments upon grant and on the first three anniversaries of the grant date. In each case these options were granted ten years prior to the listed expiration dates.

Post-Employment Compensation

We do not maintain any plans providing for payment or other benefits at, following, or in connection with retirement other than a 401(k) plan which was available to all employees through 2011. The Company did not make any plan contributions in 2018 or 2017. In addition, we do not maintain any non-qualified deferred compensation plans.

Director Compensation

The following table sets forth certain information for the fiscal year ended December 31, 2018 with respect to the compensation of our directors. Mr. Finkelstein’s compensation is disclosed in the Summary Compensation Table above, and he does not receive any additional compensation for his service as a director. Dr. Goldstein is an employee of our company and his compensation as an employee is set forth in the table below. He does not receive any additional compensation for his service as a director.

The Company had in effect a non-employee director compensation policy which was suspended in November 2011 by our Board of Directors elected to help the company preserve capital and consistent with this, certain fees accrued in 2011 were forfeited and no retainer or meeting fees were paid to non-employee directors in 2018 or 2017.

In 2018, each independent director was granted options to purchase 200,000 shares of common stock at an exercise price of $0.21 per share, which vests in four segments pursuant to each director’s continued service. In 2017, each independent director was granted options to purchase 125,000 shares of common stock with an exercise price per share of $0.28. These option grants vests in four segments pursuant to each director’s continued service. These option grants were the only compensation received by non-employee directors in 2018 and 2017.

We also reimburse directors for expenses incurred in attending meetings of the board and other events attended on our behalf and at our request.

Director Compensation for Fiscal 2018

	Fees Earned
	or Paid	Option	All Other
	in Cash	Awards	Compensation		Total
Name	($)(1)	($)	($)		($)

Allan Goldstein, Ph.D.	—	38,809	90,000	(2)	128,809
R. Don Elsey	—	31,047	—		31,047
Joseph McNay	—	31,047	—		31,047
Mauro Bove	—	31,047	—		31,047

(1)	Options held by each Board member as of December 31, 2018, are as follows:

Allan Goldstein, Ph.D.	1,706,942
R. Don Elsey	795,000
Joseph McNay	803,024
Mauro Bove	832,155

(2)	In addition to being Chairman of our Board of Directors, Dr. Goldstein also serves as our Chief Science Officer. In this capacity, Dr. Goldstein received cash compensation of $90,000 in 2018. In 2018 Dr. Goldstein was also granted options to purchase 250,000 shares of common stock.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of March 15, 2019 by (i) each director; (ii) each named executive officer; (iii) all currently serving executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. The address for all directors and executive officers is c/o RegeneRx Biopharmaceuticals, Inc., 15245 Shady Grove Road, Suite 470, Rockville, MD 20850.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares		Percent of Total

5% Stockholders:
Entities affiliated previously affiliated with Essetifin S.p.A., Via Sudafrica, 20, Rome, Italy 00144	39,155,747	(2)	30.2%
GtreeBNT Co., Ltd. 22nd FL, Parkview Tower, 248 Jungjail-ro, Bundang-gu, Seongnam-si, Gyeonggi-do 463-863, Republic of Korea	19,583,333	(3)	15.1%

Named Executive Officers and Directors:
J.J. Finkelstein	3,229,406	(4)	2.5%
Allan L. Goldstein	3,106,068	(5)	2.4%
Joseph C. McNay	7,218,813	(6)	5.6%
Mauro Bove	661,322	(7)	*
R. Don Elsey	707,789	(8)	*

All directors and executive officers as a group (5 persons)	14,923,398	(9)	11.5%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 129,581,494 shares of common stock outstanding on March 15, 2019, adjusted as required by rules promulgated by the Securities and Exchange Commission (the “SEC”).

(2)	Consists of 34,989,080 shares of common stock held of record held by Essetifin S.p.A. (f/k/a Sigma-Tau Finanziaria, S.p.A.) (“Essetifin”) and 4,166,667 shares of common stock issuable upon conversion of a convertible promissory note. Paolo Cavazza and members of his family directly and indirectly own 38% of Essetifin. The beneficial ownership of Essetifin and its affiliates is derived from the Schedule 13D/A filed by Essetifin on March 1, 2019.

(3)	Consists of 19,583,333 shares of common stock held of record by GtreeBNT which were acquired in two equity purchases in March 2014 and August 2014. The beneficial ownership of GtreeBNT is derived from its Schedule 13D/A filed on April 1, 2015.

(4)	Consists of 1,637,991 shares of common stock held of record by Mr. Finkelstein, 1,487,248 shares of common stock issuable upon exercise of options and 104,167 shares of common stock issuable upon conversion of a convertible promissory note, in each case exercisable within 60 days of March 15, 2019.

(5)	Consists of 1,940,793 shares of common stock held of record by Dr. Goldstein, 20,833 shares of common stock issuable upon conversion of a convertible promissory note and 1,144,442 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 15, 2019.

(6)	Consists of 6,524,122 shares of common stock held of record by Mr. McNay, 104,167 shares of common stock issuable upon conversion of a convertible promissory note and 590,524 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 15, 2019.

(7)	Consists of 619,655 shares of common stock issuable upon exercise of options and 41,667 shares of common stock issuable upon conversion of a convertible promissory note, in each case exercisable within 60 days of March 15, 2019.

(8)	Consists of 104,456 shares of common stock held of record by Mr. Elsey, 582,500 shares of common stock issuable upon exercise of options and 20,833 shares of common stock issuable upon conversion of a convertible promissory note, in each case exercisable within 60 days of March 15, 2019.

(9)	Consists of 10,207,362 shares of common stock held of record, 291,667 shares of common stock issuable upon conversion of convertible promissory notes and 4,424,369 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 15, 2019.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 about the securities authorized for issuance to our employees, directors and other eligible participants under our equity compensation plans, consisting of the Amended and Restated 2000 Stock Option and Incentive Plan, the 2010 Equity Incentive Plan and the 2018 Equity Incentive Plan

Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon exercise	Weighted-average exercise	equity compensation plans
	of outstanding options,	price of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	9,044,825	$0.28	3,395,000

Equity compensation plans not approved by security holders	—	—	—

Total	9,044,825	$0.28	3,395,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Described below are transactions and series of similar transactions that have occurred during fiscal 2018 to which we were a party or are a party in which:

•	the amounts involved exceeded or will exceed $120,000; and
•	a director, executive officer, beneficial owner of more than five percent of any class of our voting securities or any member of their immediate family had or will have a direct or indirect material interest.

GtreeBNT

In August 2017, the Company and GtreeBNT reached an agreement to expand the territorial definition of the RGN-137 License Agreement in Japan in exchange for a series of payments, two of which were received in 2017 with the remaining two were received in 2018. Under the amendment the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan.

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

In September 2015, ReGenTree began a Phase 2/3 clinical trial in patients with dry eye syndrome (“DES”) and a Phase 3 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. In May 2016, we reported the results of the 317-patient Phase 2/3 trial (ARISE-1). The FDA approved ReGenTree’s Phase 3 protocol for DES in late summer 2016 and we initiated a second Phase 3 trial (ARISE-2) that was completed in approximately 600 patients, the results of which have been reported elsewhere in this document.

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

In determining the independence of Mr. Bove, the board of directors took into account the significant ownership of our common stock by Essetifin S.p.A. and our License Agreement with Lee’s Pharmaceuticals. The board of directors does not believe that any of the transactions with Lee’s or Essetifin and its affiliates described in this report has interfered or would reasonably be expected to interfere with Mr. Bove’s exercise of independent judgment in carrying out his responsibilities as a director of our company.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2018 and 2017 by our independent registered public accounting firm CohnReznick LLP. All such fees described below were approved by the audit committee.

	2018	2017
Audit fees	$73,000	$84,000
Tax fees (1)	23,000	53,000
Total Fees	$96,000	$137,000

(1)	Tax fees include the preparation of our corporate federal and state income tax returns.

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

RegeneRx Biopharmaceuticals, Inc. (Registrant)

Date: March 29, 2019	By:	/s/ J.J. Finkelstein
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

Name	Title	Date

/s/ Allan L. Goldstein	Chairman of the Board, Chief Scientific	March 29, 2019
Allan L. Goldstein	Officer, and Director

/s/ J.J. Finkelstein	President, Chief Executive Officer, and	March 29, 2019
J.J. Finkelstein	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ R. Don Elsey	Director	March 29, 2019
R. Don Elsey

/s/ Joseph C. McNay	Director	March 29, 2019
Joseph C. McNay

/s/ Mauro Bove	Director	March 29, 2019
Mauro Bove

RegeneRx Biopharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Regenerx Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of RegeneRx Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Tysons, Virginia

March 29, 2019

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	December 31,
	2018	2017

ASSETS
Current assets
Cash and cash equivalents	$237,261	$181,708
Prepaid expenses and other current assets	36,609	35,442
Total current assets	273,870	217,150
Property and equipment, net of accumulated depreciation of $97,921 and $95,168	1,418	4,171
Other assets	5,752	5,752
Total assets	$281,040	$227,073

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$92,433	$66,461
Unearned revenue	76,761	78,893
Accrued expenses	91,058	232,365
Convertible promisory notes, net	54,754	591,036
Fair value of derivative liabilities	-	1,184,334
Total current liabilities	315,006	2,153,089

Long-term liabilities
Unearned revenue	2,178,087	2,045,622
Convertible promisory notes, net	-	43,819
Fair value of derivative liabilities	-	100,835
Total liabilities	2,493,093	4,343,365

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 128,432,478 and 109,789,703 issued and outstanding	128,433	109,790
Additional paid-in capital	103,541,291	100,333,144
Accumulated deficit	(105,881,777)	(104,559,226)
Total stockholders' deficit	(2,212,053)	(4,116,292)
Total liabilities and stockholders' deficit	$281,040	$227,073

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

	Years ended December 31,
	2018	2017

Revenues	$69,667	$56,652

Operating expenses
Research and development	81,043	143,911
General and administrative	1,311,993	1,357,371
Total operating expenses	1,393,036	1,501,282
Loss from operations	(1,323,369)	(1,444,630)

Other income (expense)
Inducement expense	(582,904)	-
Interest expense	(87,280)	(170,883)
Change in fair value of derivative liabilities	-	2,000,605
Total other (expense) income	(670,184)	1,829,722
(Loss) income before taxes	(1,993,553)	385,092

Provision for income taxes	-	98,605

Net (loss) income	$(1,993,553)	$286,487

Basic net (loss) income per common share	$(0.02)	$0.00
Diluted net (loss) income per common share	$(0.02)	$0.00

Weighted average number of common shares outstanding - basic	120,716,329	107,442,936

Weighted average number of common shares outstanding - diluted	120,716,329	120,928,833

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Changes in Stockholders' Deficit

Years ended December 31, 2018 and 2017

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2016	106,787,151	$106,787	$98,672,368	$(104,845,713)	$(6,066,558)
Issuance of common stock - option exercises	95,608	96	15,202	-	15,298
Issuance of common stock - note conversions	2,506,944	2,507	373,534	-	376,041
Issuance of common stock - warrant exercises	400,000	400	59,600	-	60,000
Reclassification of warrant liability	-	-	941,063	-	941,063
Share-based compensation expense	-	-	271,377	-	271,377
Net income	-	-	-	286,487	286,487
Balance, December 31, 2017	109,789,703	109,790	100,333,144	(104,559,226)	(4,116,292)
Issuance of common stock - note conversions	13,495,716	13,496	796,247	-	809,743
Issuance of common stock - warrant exercises	5,147,059	5,147	1,024,265	-	1,029,412
Inducement expense related to warrant reprice	-	-	582,904	-	582,904
Offering expense related to warrant reprice	-	-	(85,565)	-	(85,565)
Cumulative effect adjustment from adoption of
ASU 2017-11	-	-	614,167	671,002	1,285,169
Share-based compensation expense	-	-	276,129	-	276,129
Net loss	-	-	-	(1,993,553)	(1,993,553)
Balance, December 31, 2018	128,432,478	$128,433	$103,541,291	$(105,881,777)	$(2,212,053)

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

	Years ended December 31,
	2018	2017

Operating activities:
Net (loss) income	$(1,993,553)	$286,487
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,753	3,048
Share-based compensation	276,129	271,377
Non-cash interest expense	65,899	122,833
Inducement expense	582,904	-
Change in fair value of derivative liabilities	-	(2,000,605)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,167)	44,494
Accounts payable	25,972	(9,234)
Accrued expenses	22,436	75,167
Unearned revenue	130,333	543,348
Net cash used in operating activities	(888,294)	(663,085)

Financing activities:
Payment of offering costs	(85,565)	-
Proceeds from exercise of common stock warrants	1,029,412	60,000
Proceeds from exercise of common stock options	-	15,298
Net cash provided by financing activities	943,847	75,298
Net increase (decrease) in cash and cash equivalents	55,553	(587,787)

Cash and cash equivalents at beginning of year	181,708	769,495
Cash and cash equivalents at end of year	$237,261	$181,708

Supplemental Disclosure of Non-Cash Operating and Financing Activities

Conversion of promissory notes to common stock	$646,000	$300,000

Conversion of accrued interest to common stock	$163,743	$76,041

Fair value of warrants issued to placement agent	$15,545	$-

Culmulative effect adjustment from adoption of ASU 2017-11	$1,285,169	$-

Fair value of warrants reclassified to equity	$-	$941,063

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2018

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

Since inception, and through December 31, 2018, we have an accumulated deficit of $106 million and we had cash and cash equivalents of $237,261 as of December 31, 2018. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. On February 27, 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest shareholder. The sale of the notes will result in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred on February 27th and the second closing, also in the amount of $650,000 will occur within three days of the Company providing notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. ReGenTree has informed us that they now expect the ARISE-3 clinical trial to occur in the second quarter of 2019. Because the Company does not control the timing of the ARISE-3 clinical trial, we cannot be certain that this timing is correct or that it may not change. The notes contain a $0.12 conversion price and the purchasers also received a warrant exercisable at $0.18 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible. At present, with the receipt of the sale proceeds from the first closing coupled with the anticipated proceeds from the second closing, we will have sufficient cash to fund planned operations through the first quarter of 2020.

While we successfully secured additional operating capital to continue operations through the first quarter of 2020 we will need substantial additional funds in order to significantly advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our Company or certain of our intellectual property rights.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make certain estimates and assumptions that affect the reported earnings, financial position and various disclosures. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for revenue recognition, valuation of derivatives and share-based arrangements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates.

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

Property and Equipment. Property and equipment consist of office furniture and equipment and is stated at cost and depreciated over the estimated useful lives of the assets (generally two to five years) using the straight-line method. Expenditures for maintenance and repairs which do not significantly prolong the useful lives of the assets are charged to expense as incurred. Depreciation expense was $2,753 and $3,048 for the years ended December 31, 2018 and 2017, respectively.

Impairment of Long-lived Assets. When we record long-lived assets, our policy is to regularly perform reviews to determine if and when the carrying value of our long-lived assets becomes impaired. During the years ended December 31, 2018 and 2017, no impairment losses were recorded.

Convertible Notes with Detachable Warrants. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, the proceeds received from convertible notes are allocated to the instruments based on the relative fair values of the convertible notes without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds allocated to the warrants is recognized as additional paid-in capital and a debt discount. The debt discount related to warrants is accreted into interest expense through maturity of the notes.

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

The Company’s contracts with customers may at times include multiple promises to transfer products and services. Contracts with multiple promises are analyzed to determine whether the promises, which may include a license together with performance obligations such as providing a clinical supply of product and steering committee services, are distinct and should be accounted for as separate performance obligations or whether they must be accounted for as a single performance obligation. The Company accounts for individual performance obligations separately if they are distinct. Determining whether products and services are considered distinct performance obligations may require significant judgment. If we cannot reasonably estimate when our performance obligation either ceases or becomes inconsequential and perfunctory, then revenue is deferred until we can reasonably estimate when the performance obligation ceases or becomes inconsequential. Revenue is then recognized over the remaining estimated period of performance.

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

Amounts received prior to satisfying the above revenue recognition criteria are recorded as unearned revenue in our accompanying balance sheets.

Contract assets are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied. There were no contract assets as of December 31, 2018.

Contract liabilities result from arrangements where we have received payment in advance of performance under the contract. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.

We have the following amounts recorded for contract liabilities:

	December 31, 2018	December 31, 2017

Unearned revenue	$2,254,848	$2,124,515

The contract liabilities amount disclosed above as of December 31, 2018, is primarily related to revenue being recognized on a straight-line basis over periods ranging from 23 to 30 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligations and represents the Company’s best estimate of the period of the obligation.

Revenue recognized from contract liabilities during the year ended December 31, 2018, totaled $58,073. Revenue is expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied.

For details about the Company’s revenue recognition policy prior to the adoption of ASC 606, refer to the Company’s annual report on form 10-K for the year ended December 31, 2017.

Variable Interest Entities On January 28, 2015, the Company entered into a Joint Venture Agreement with GtreeBNT, a shareholder in the Company. The Joint Venture Agreement provides for the operation of the joint venture, jointly owned by the Company and GtreeBNT, which is commercializing RGN-259 for the treatment of dry eye and neurotrophic keratopathy in the U.S. and Canada. The Company has determined that the Joint Venture is a “variable interest entity”, since the total equity investment at risk is not sufficient to permit the Joint Venture to finance its activities without additional subordinated financial support. Further, because of GtreeBNT’s majority equity stake in the Joint Venture, voting control, control of the board of directors, and substantive management rights, and given that the Company does not have the power to direct the Joint Venture’s activities that most significantly impact its economic performance, the Company determined that it is not the primary beneficiary of the Joint Venture and therefore is not required to consolidate the Joint Venture. The Company reports its equity stake in the Joint Venture using the equity method of accounting because, while it does not control the Joint Venture, the Company can exert significant influence over the Joint Ventures activities by virtue of its board representation.

Because the Company is not obligated to fund the Joint Venture and has not provided any financial support and has no commitment to provide financial support in the future to the Joint Venture, the carrying value of its investment in the Joint Venture is zero at both December 31, 2018 and 2017. As a result, the Company is not recognizing its share (38.5%) of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point the Company will reduce its share of the Joint Venture’s net income by its share of previously suspended net losses. As of December 31, 2018, because it has not provided any financial support, the Company has no financial exposure as a result of its variable interest in the Joint Venture.

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

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, included a number of changes to existing U.S. tax laws, most notably the reduction of the U.S. corporate income tax rate from 35% to 21%, beginning in 2018. We remeasured our deferred tax assets and deferred tax liabilities as of December 31, 2017 to reflect the reduction in the enacted U.S. corporate income tax rate.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. We recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2018 and 2017.

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

Net (Loss) Income Per Common Share. Basic net (loss) income per common share for 2018 and 2017 is based on the weighted-average number of shares of common stock outstanding during the years. Diluted loss per share is based on the weighted-average number of shares of common stock outstanding during each year in which a loss is incurred potentially dilutive shares are excluded because the effect is antidilutive. In years where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the year. The potentially dilutive securities include 14,182,086 shares and 25,146,533 shares in 2018 and 2017, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants. For the year ended December 31, 2017, 13,485,897 dilutive securities related to convertible debt and options, were included in the diluted income per share calculation.

Share-Based Compensation. We measure share-based compensation expense based on the grant date fair value of the awards which is then recognized over the period which service is required to be provided. We estimate the grant date fair value using the Black-Scholes option-pricing model (“Black-Scholes”). We recognized $276,129 and $271,377 in share-based compensation expense for the years ended December 31, 2018 and 2017, respectively.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this Update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. Part II of this Update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB ASC. For public business entities, the amendments in Part I of this Update are effective for years beginning after December 15, 2018. Effective January 1, 2018, the Company adopted ASU 2017-11. As a result, the December 31, 2017 qualifying liabilities of approximately $1.3 million were reclassified as equity as of January 1, 2018. Accordingly, no previously issued financial statements were adjusted as this guidance was applied prospectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases), whereas under current accounting standards, the Company’s lease portfolio consists of an operating lease and is not recognized on its balance sheets. The new standard also requires expanded disclosures regarding leasing arrangements. The new standard is effective for the Company beginning January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an alternative modified transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption with prior periods not restated.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect: (1) the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs; (2) the use-of-hindsight; and (3) the practical expedient pertaining to land easements. In addition, the new standard provides practical expedients for an entity’s ongoing accounting that the Company anticipates making, such as the (1) the election for certain classes of underlying asset to not separate non-lease components from lease components and (2) the election for short-term lease recognition exemption for all leases that qualify.

The Company will adopt ASC 842 as of January 1, 2019, using the alternative modified transition method. The Company has substantially completed its evaluation of the impact on the Company’s lease portfolio. The Company believes the largest impact will be on the balance sheet for the accounting of its facilities-related lease, which is its only operating lease entered as a lessee. This lease will be recognized under the new standard as an ROU asset and operating lease liability. The Company will also be required to provide expanded disclosures for its leasing arrangement. As of December 31, 2018, the Company had approximately $77,000 of undiscounted future minimum operating lease commitments that are not recognized on its balance sheet as determined under the current standard.

While substantially complete, the Company is still in the process of finalizing its evaluation of the effect of ASC 842 on the Company’s financial statements and disclosures. The Company will finalize its accounting assessment and quantitative impact of the adoption during the first quarter of fiscal year 2019. As the Company completes its evaluation of this new standard, new information may arise that could change the Company’s current understanding of the impact to leases. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession, and adjust the Company’s assessment and implementation plans accordingly.

In June 2018, the FASB issued ASU 2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. The Company does not expect this new guidance will have a material impact on its financial statements and related disclosures.

The Company has evaluated all other issued and unadopted ASUs and believes the adoption of these standards will not have a material impact on its results of operations, financial position or cash flows.

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

As of December 31, 2018 and 2017, our only qualifying assets that required measurement under the foregoing fair value hierarchy were funds held in our Company bank accounts included in Cash and Cash Equivalents valued at $237,261 and $181,708, respectively, using Level 1 inputs. Our December 31, 2017 balance sheet reflects qualifying liabilities resulting from the price protection provision in the convertible promissory notes issued in March, July and September of 2013 and January 2014 (see Note 7). Previously we evaluated the derivative liability embedded in the series of convertible notes using the Black-Scholes model to determine if an adjustment to the carrying value of the liability was required each reporting period. Given the conditions surrounding the trading of the Company’s equity securities, the Company had valued its derivative instruments related to embedded conversion features from the issuance of convertible debentures in accordance with the Level 3 guidelines. Our December 31, 2018 balance sheet no longer reflects these liabilities pursuant to the adoption ASU 2017-11. As a result, the December 31, 2017 qualifying liabilities were reclassified as equity.

For the year ended December 31, 2018, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these financial statements.

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

We have an exclusive, worldwide licensing agreement with the National Institutes of Health (“NIH”) for all claims to Tb4 within their broadly-defined patent application. In exchange for this exclusive worldwide license, we must make certain royalty and milestone payments to the NIH. In 2013, we amended certain provisions of the exclusive license; we were permitted to credit amounts paid to prosecute or maintain the licensed patent rights during 2013 calendar year against the 2013 minimum annual royalty of $25,000. Beginning in 2014 the minimum annual royalty is $2,000. No assurance can be given as to whether or when a patent will be issued, or as to any claims that may be included or excluded within the patent. We have also filed numerous additional patent applications covering various compositions, uses, formulations and other components of Tb4, as well as to novel peptides resulting from our research efforts. Some of these patents have been issued, while many patent applications are still pending.

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

In 2012, we entered into a License Agreement (the “Agreement”) with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Under the License Agreement, we are eligible to receive milestone payments and royalties, ranging from low double digit to high single digit percentages of any commercial sales of the licensed products. Lee’s will pay for all developmental costs associated with each product candidate. We will provide Tß4 to Lee’s at no charge for a Phase 2 ophthalmic clinical trial and will provide Tß4 to Lee’s for all other developmental and clinical work at a price equal to our cost. We will also have the right to exclusively license any improvements made by Lee’s to RegeneRx’s products outside of the licensed territory. Lee’s paid us $200,000 upon signing of a term sheet in March 2012, and Lee’s paid us an additional $200,000 upon signing of the definitive license agreement. The Company is accounting for the License Agreement as a revenue arrangement. Since participation in the joint development committee is required it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company assessed the License Agreement in accordance with ASC 606. The Company evaluated the promised goods and services under the License Agreement and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize Tß4 in any pharmaceutical form and participation in the joint development committee. To-date, management has not been able to reasonably measure the outcome of the performance obligation, but still expects to recover the costs incurred in satisfying the performance obligation. Accordingly, the Company has deferred all revenue until such time that it can reasonably measure the outcome of the performance obligation or until the performance obligation becomes onerous. As of December 31, 2018 and 2017, we have unearned revenue totaling $400,000 pursuant to this Agreement. Revenue will be recognized for future royalty payments as they are earned. In February 2019, the License Agreement was amended and assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. There are no economic changes to the License Agreement.

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

Under the License Agreement for RGN-137, our topical dermal gel product candidate, GtreeBNT will have the exclusive right to develop and commercialize RGN-137 in the U.S. (the “137 Territory”). Under the 137 License Agreement we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double-digit percentage of any commercial sales of the Company’s licensed product sold by GtreeBNT in the 137 Territory. In August 2017, we amended the License Agreement for RGN-137 held by GtreeBNT. Under the amendment, the 137 Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. Under the License Agreement, the Company received a series of non-refundable payments and is entitled to receive royalties on the future sales of products. The Company is accounting for the license agreement as a revenue arrangement. Since participation in the joint development committee is required it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company assessed the license agreement in accordance with ASC 606. The Company evaluated the promised goods and services under the license agreement and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize RGN-137 and participation in the joint development committee. Revenue is being recognized on a straight-line basis over a period of 23 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation. As of December 31, 2018 and 2017, we have unearned revenue totaling $753,623 and $575,971, respectively, pursuant to this agreement. Revenue will be recognized for future royalty payments as they are earned.

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

On January 28, 2015, the Company entered into the Joint Venture Agreement with GtreeBNT, a shareholder in the Company. The Joint Venture Agreement provides for the creation of the Joint Venture, jointly owned by the Company and GtreeBNT, which is commercializing RGN-259 for treatment of dry eye and neurotrophic keratopathy in the U.S. and Canada.

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

Under the License Agreement, the Company received $1.0 million in up-front payments and is entitled to receive royalties on the Joint Venture’s future sales of products. On April 6, 2016, we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment the territorial rights were expanded to include Canada. The Company is accounting for the License Agreement with the Joint Venture as a revenue arrangement. Since participation in the joint development committee is required it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company assessed the license agreements in accordance with ASC 606. The Company evaluated the promised goods and services under the license agreements and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize RGN-259 and participation in the joint development committee. Revenue is being recognized on a straight-line basis over a period of 30 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation. As of December 31, 2018 and 2017, we have unearned revenue totaling $1,101,225 and $1,148,544, respectively, pursuant to this agreement. Revenue will be recognized for future royalty payments as they are earned.

5.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets are comprised of the following:

	December 31,
	2018	2017

Prepaid insurance	$7,604	$2,508
Other	29,005	32,934
	$36,609	$35,442

Accrued expenses are comprised of the following:

	December 31,
	2018	2017

Accrued professional fees	$9,480	$9,156
Accrued other	32,459	34,771
Accrued compensation	35,411	32,368
Accrued interest - convertible debt	13,708	156,070
	$91,058	$232,365

6.	EMPLOYEE BENEFIT PLANS

In 2018 and 2017, the Company provided health and dental insurance to an employee under a group plan. No retirement plan was in place for 2018 or 2017.

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

At any time prior to maturity of the 2012 Notes, with the consent of the holders of a majority in interest of the 2012 Notes, we could prepay the outstanding principal amount of the 2012 Notes plus unpaid accrued interest without penalty. Upon the commission of any act of bankruptcy by the Company, the execution by the Company of a general assignment for the benefit of creditors, the filing by or against the Company of a petition in bankruptcy or any petition for relief under the federal bankruptcy act or the continuation of such petition without dismissal for a period of ninety (90) days or more, or the appointment of a receiver or trustee to take possession of the property or assets of the Company, the outstanding principal and all accrued interest on the 2012 Notes would accelerate and automatically become immediately due and payable.

In connection with the issuance of the 2012 Notes, we also issued warrants to each Investor. The warrants were exercisable for an aggregate of 400,000 shares of common stock with an exercise price of fifteen cents ($0.15) per share for a period of five years. The relative fair value of the warrants issued was $27,097, calculated using the Black-Scholes-Merton valuation model value of $0.07 with an expected and contractual life of 5 years, an assumed volatility of 74.36%, and a risk-free interest rate of 0.77%. The warrants were recorded as additional paid-in-capital and a discount on the 2012 Notes of $27,097.

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

During 2014, the Company amended the existing October 2012 convertible debt agreement with the holders, solely to extend the due date of the principal and accrued unpaid until interest October 19, 2017.  No other terms of the original debt were amended or modified, and the holders did not reduce the borrowed amount or change the interest rate of the debt.  The Company considered the restructuring a troubled debt restructuring as a result of the Company’s financial condition (see Note 1 discussion of “going concern”).  At the date of the amendment, all existing debt discounts and deferred financing fees were fully amortized and the amendment did not involve any additional fees paid to the holders or third parties; as such there was no gain recognized as a result of the amendment. The 2012 Notes matured, and the holders elected to convert the note balances of $300,000 and accrued interest of approximately $76,000 into common stock and also exercised the associated warrants in October 2017.

2013 Convertible Notes

On March 29, 2013, we completed a private placement of convertible notes (the “March 2013 Notes”) raising an aggregate of $225,000 in gross proceeds. The March 2013 Notes bore interest at a rate of five percent (5%) per annum, matured sixty (60) months after their date of issuance and were convertible into shares of our common stock at a conversion price of six cents ($0.06) per share (subject to adjustment as described in the March 2013 Notes) at any time prior to repayment, at the election of the investors. In the aggregate, the March 2013 Notes were initially convertible into up to 3,750,000 shares of our common stock.

At any time prior to maturity of the March 2013 Notes, with the consent of the holders of a majority in interest of the March 2013 Notes, we could prepay the outstanding principal amount of the March 2013 Notes plus unpaid accrued interest without penalty. Upon the commission of any act of bankruptcy by the Company, the execution by the Company of a general assignment for the benefit of creditors, the filing by or against the Company of a petition in bankruptcy or any petition for relief under the Federal bankruptcy act or the continuation of such petition without dismissal for a period of ninety (90) days or more, or the appointment of a receiver or trustee to take possession of the property or assets of the Company, the outstanding principal and all accrued interest on the March 2013 Notes would accelerate and automatically become immediately due and payable.

The investors in the offering included two members of the Board of Directors, Dr. Goldstein and Joseph C. McNay, an outside director. The principal amounts of their respective March 2013 Notes are as set forth below:

Investor	Note Principal
Joseph C. McNay	$50,000
Allan L. Goldstein	$25,000

The Company evaluated the terms of the March 2013 Notes which contained a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the March 2013 Notes.  The adjustment would reduce the conversion price of the March 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related March 2013 Notes have been settled prior to the adoption of ASU 2017-11. The bifurcated liability of $225,000 was recorded on the date of issuance which resulted in a residual debt value of $0.  The discount related to the embedded feature was accreted as an addition to the debt through the maturity of the notes. The March 2013 Notes matured, and the holders elected to convert the note balances of $225,000 and accrued interest of approximately $57,000 into common stock in March 2018.

On July 5, 2013, we completed a private placement of convertible notes (the “July 2013 Notes”) raising an aggregate of $100,000 in gross proceeds. The July 2013 Notes bore interest at a rate of five percent (5%) per annum, matured sixty (60) months after their date of issuance and were convertible into shares of our common stock at a conversion price of six cents ($0.06) per share (subject to adjustment as described in the July 2013 Notes) at any time prior to repayment, at the election of the investors. In the aggregate, the July 2013 Notes were initially convertible into up to 1,666,667 shares of our common stock.

At any time prior to maturity of the July 2013 Notes, with the consent of the holders of a majority in interest of the July 2013 Notes, we could prepay the outstanding principal amount of the July 2013 Notes plus unpaid accrued interest without penalty. Upon the commission of any act of bankruptcy by the Company, the execution by the Company of a general assignment for the benefit of creditors, the filing by or against the Company of a petition in bankruptcy or any petition for relief under the Federal bankruptcy act or the continuation of such petition without dismissal for a period of ninety (90) days or more, or the appointment of a receiver or trustee to take possession of the property or assets of the Company, the outstanding principal and all accrued interest on the July 2013 Notes would accelerate and automatically become immediately due and payable.

The investors in the offering included three current and one former member of Board of Directors, Mr. Finkelstein, Dr. Goldstein, Mr. McNay and L. Thompson Bowles, previously an outside director. The principal amounts of their respective July 2013 Notes are as set forth below:

Investor	Note Principal
Joseph C. McNay	$50,000
Allan L. Goldstein	$10,000
J.J. Finkelstein	$5,000
L. Thompson Bowles	$5,000

The Company evaluated the terms of the July 2013 Notes which contained a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the July 2013 Notes.  The adjustment would reduce the conversion price of the July 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related July 2013 Notes have been settled prior to the adoption of ASU 2017-11. The bifurcated liability of $66,667 was recorded on the date of issuance which resulted in a residual debt value of $33,333. The discount related to the embedded feature was accreted back to debt through the maturity of the notes. The July 2013 Notes matured, and the holders elected to convert the note balances of $100,000 and accrued interest of approximately $25,000 into common stock in July 2018.

On September 11, 2013, we completed a private placement of convertible notes raising an aggregate of $321,000 in gross proceeds (the “September 2013 Notes”).  The September 2013 Notes bore interest at a rate of five percent (5%) per annum, matured sixty (60) months after their date of issuance and were convertible into shares of our common stock at a conversion price of six cents ($0.06) per share (subject to adjustment as described in the September 2013 Notes) at any time prior to repayment, at the election of the investor.  In the aggregate, the September 2013 Notes were initially convertible into up to 5,350,000 shares of our common stock.

At any time prior to maturity of the September 2013 Notes, with the consent of the holders of a majority in interest of the September 2013 Notes, we could prepay the outstanding principal amount of the September 2013 Notes plus unpaid accrued interest without penalty.  Upon the commission of any act of bankruptcy by the Company, the execution by the Company of a general assignment for the benefit of creditors, the filing by or against the Company of a petition in bankruptcy or any petition for relief under the federal bankruptcy act or the continuation of such petition without dismissal for a period of ninety (90) days or more, or the appointment of a receiver or trustee to take possession of the property or assets of the Company, the outstanding principal and all accrued interest on the September 2013 Notes would accelerate and automatically become immediately due and payable.

The investors in the offering included an affiliate and three current and one former member of the Board of Directors. The principal amounts of their respective September 2013 Notes are as set forth below:

Investor	Note Principal
SINAF S.A.	$150,000
Joseph C. McNay	$100,000
Allan L. Goldstein	$11,000
L. Thompson Bowles	$5,000
R. Don Elsey	$5,000

The Company evaluated the terms of the September 2013 Notes which contained a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the September 2013 Notes.  The adjustment would reduce the conversion price of the September 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related September 2013 Notes have been settled prior to the adoption of ASU 2017-11. The bifurcated liability of $267,500 was recorded on the date of issuance which resulted in a residual debt value of $53,500. The discount related to the embedded feature was accreted back to debt through the maturity of the notes. The September 2013 Notes matured, and the holders elected to convert the note balances of $321,000 and accrued interest of approximately $81,000 into common stock in September 2018.

2014 Convertible Notes

On January 7, 2014, we completed a private placement of convertible notes raising an aggregate of $55,000 in gross proceeds (the “January 2014 Notes”).   The January 2014 Notes bear interest at a rate of 5% per annum, mature sixty (60) months after their date of issuance and are convertible into shares of our common stock at a conversion price of six cents ($0.06) per share (subject to adjustment as described in the January 2014 Notes) at any time prior to repayment, at the election of the investor.  In the aggregate, the January 2014 Notes are initially convertible into up to 916,667 shares of our common stock.

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

The investors in the offering included two current and one former member of the Board of Directors. The principal amounts of their respective January 2014 Notes are as set forth below:

Investor	Note Principal
Joseph C. McNay	$25,000
Allan L. Goldstein	$10,000
L. Thompson Bowles	$5,000

The Company evaluated the terms of the January 2014 Notes which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the January 2014 Notes.  The adjustment would reduce the conversion price of the January 2014 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related January 2014 Notes have been settled prior to the adoption of ASU 2017-11. The bifurcated liability of $55,000 was recorded on the date of issuance which resulted in a residual debt value of $0. The discount related to the embedded feature is being accreted back to debt through the maturity of the notes. The January 2014 Notes matured, and the holders elected to convert the note balances of $55,000 and accrued interest of approximately $14,000 into common stock in January 2019.

The outstanding balance of the derivative liability is as follows:

	December 31, 2018	December 31, 2017

March 2013 Notes	$-	$412,500

July 2013 Notes	-	183,334

September 2013 Notes	-	588,500

January 2014 Notes	-	100,835
Total fair value of derivative liability	$-	$1,285,169

The change in fair value of the derivative liability is as follows:

	For the years ended
	December 31, 2018	December 31, 2017

March 2013 Notes	$-	$(562,500)

July 2013 Notes	-	(250,000)

September 2013 Notes	-	(802,500)

January 2014 Notes	-	(146,668)

Warrant liability	-	(190,000)

Rights liability	-	(48,937)

Total change in fair value of derivative	$-	$(2,000,605)

The Company recorded interest expense and discount accretion as set forth below:

	For the years ended
	December 31, 2018	December 31, 2017

2012 Notes	$-	$12,999

March 2013 Notes	14,192	56,250

July 2013 Notes	9,677	18,335

September 2013 Notes	49,661	69,550

January 2014 Notes	13,750	13,749

Total interest expense	$87,280	$170,883

8.	STOCKHOLDERS’ EQUITY

Common Stock. In March, July and September of 2018, the March 2013, July 2013 and September 2013 Notes matured, and the holders elected to convert the note balances and accrued interest into common stock. As a result, we issued 4,700,520, 2,089,120 and 6,706,076 shares of common stock, respectively. (see Note 7)

On March 2, 2018, we entered into the Reprice Agreement with Sabby Healthcare Master Fund, Ltd., and Sabby Volatility Warrant Master Fund, Ltd. (collectively, “Sabby”). In connection with that certain securities purchase agreement between the Company and Sabby dated June 27, 2016 (the “Purchase Agreement”) we also issued to Sabby warrants to purchase 5,147,059 shares of common stock (the “Warrant Shares”) at an exercise price of $0.51 per share (the “Sabby Warrants”). Under the terms of the Reprice Agreement, in consideration of Sabby exercising in full all of the Sabby Warrants (the “Warrant Exercise”), the exercise price per share of the Sabby Warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to Sabby warrants to purchase up to 3,860,294 shares of common stock at an exercise price of $0.2301 per share, the closing bid price for the Company’s Common Stock on February 28, 2018 (the “New Warrants”). We received gross proceeds of approximately $1,029,000 from the warrant reprice transaction.

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

Share-Based Compensation. We recognized $276,129 and $271,377 in stock-based compensation expense for the years ended December 31, 2018 and 2017, respectively. We expect to recognize the compensation cost related to non-vested options as of December 31, 2018 of $273,000 over the weighted average remaining recognition period of 1.23 years.

Stock Option and Incentive Plans. On June 13, 2018, at our Annual Meeting of Stockholders, our stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The terms of the 2018 Plan provide for the discretionary grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, other stock awards and performance cash awards to our employees, directors and consultants. The total number of shares of our common stock reserved for issuance under the 2018 Plan is initially 5,000,000 shares of common stock with additional shares being available for grant under the plan annually in an amount equal to 2% of the then outstanding shares of common stock on July 1 of each calendar year.

We have previously adopted two equity incentive plans, known as the 2000 Equity Incentive Plan, or the 2000 Plan, and the 2010 Equity Incentive Plan, or the 2010 Plan. Both the 2000 Plan and the 2010 Plan have a term of ten years, with the 2000 Plan already expired and the 2010 Plan scheduled to expire in July 2020. No further awards may be granted under the 2010 Plan with the approval of the 2018 Plan. All outstanding option awards granted under the 2000 Plan and the 2010 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such option awards and the terms of the 2000 Plan and the 2010 Plan. Shares remaining available for issuance under the shares reserve of the 2010 Plan will not be subject to future awards under the 2018 Plan, and shares subject to outstanding awards under the 2000 Plan and the 2010 Plan that are terminated or forfeited in the future will not be subject to future awards under the 2018 Plan.

The following summarizes share-based compensation expense for the years ended December 31, 2018 and 2017, which was allocated as follows:

	December 31,
	2018	2017

Research and development	$79,143	$83,425
General and administrative	196,986	187,952
	$276,129	$271,377

The following summarizes stock option activity for the years ended December 31, 2018 and 2017:

		Options Outstanding
	Shares available for grants	Number of shares	Exercise price range	Weighted average exercise price

December 31, 2016	608,029	7,698,711	$0.14 - 0.64	$0.29
Grants	(1,000,000)	1,000,000	0.28	0.28
Exercises	-	(95,608)	0.16	0.16
Forfeitures	124,750	(167,915)	0.21 - 0.64	0.40
Expirations*	376,400	(376,400)	0.27	0.27
December 31, 2017	109,179	8,058,788	0.14 - 0.64	0.29
2018 Plan approved	5,000,000	-	-	-
Grants	(1,605,000)	1,605,000	0.21	0.21
Expirations	618,963	(618,963)	0.16 - 0.22	0.19
December 31, 2018	4,123,142	9,044,825	$0.14 - 0.64	$0.28

Vested and expected to vest at December 31, 2018		8,955,810

Exercisable at December 31, 2018		7,039,825

The following summarizes information about stock options outstanding at December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding, December 31, 2017	8,058,788	$0.29
Granted	1,605,000	0.21
Exercised	-	-
Forfeited	(618,963)	0.19
Options Outstanding, December 31, 2018	9,044,825	$0.28	4.3 years	$20,000
Vested and unvested but expected to vest, December 31, 2018	8,955,810	$0.28	4.3 years	$20,000
Exercisable at December 31, 2018	7,039,825	$0.28	3.1 years	$20,000

Determining the Fair Value of Options. We use the Black-Scholes valuation model to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price and volatility of our common stock. We used the following forward-looking range of assumptions to value each stock option granted to employees, directors and consultants during the years ended December 31, 2018 and 2017:

	2018	2017

Dividend yield	0.0%	0.0%
Risk-free rate of return	2.76%	1.73%
Expected life in years	5.88	5.88
Volatility	89%	90%
Forfeiture rate	2.6%	2.6%

Our dividend yield assumption is based on the fact that we have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. Our risk-free interest rate assumption is based on yields of U.S. Treasury notes in effect at the date of grant. Our expected life represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the Securities and Exchange Commission (“SEC”) guidance provided in the SEC’s Staff Accounting Bulletin (“SAB”) 107 and SAB 110, using a “simplified” method. The Company has used the simplified method and will continue to use the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. Our volatility assumption is based on reviews of the historical volatility of our common stock. Using Black-Scholes and these factors, the weighted average fair value of stock options granted to employees and directors was $0.16 and $0.21 for the years ended December 31, 2018 and 2017, respectively. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

The following table summarizes our warrant activity for 2018 and 2017:

	Warrants Outstanding
	Number of shares	Exercise price range	Weighted average exercise price

December 31, 2016	5,804,412	$0.15 - 0.51	$0.48
Exercises	(400,000)	0.15	0.15
December 31, 2017	5,404,412	0.37 - 0.51	0.50
Issuances	3,963,241	0.23	0.23
Exercises	(5,147,059)	0.20	0.20
December 31, 2018	4,220,594	$0.23 - 0.37	$0.24

9.	INCOME TAXES

The Company’s provision for income taxes consists of the following for the years ended December 31, 2018 and 2017:

	2018	2017
Current income tax provision (benefit):
Federal	$-	$-
State	-	-
Foreign	-	98,605
Total	-	98,605

Deferred income tax provision (benefit):
Federal	(344,794)	4,816,966
State	(107,009)	771,423
Foreign	-	-
Total	(451,803)	5,588,389

Change in valuation allowance	451,803	(5,588,389)

Total provision for income taxes	$-	$98,605

Significant components of the Company’s deferred tax assets at December 31, 2018 and 2017 and related valuation allowances are presented below:

	Year ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$13,499,000	$13,045,000
Research and experimentation credit carryforward	2,268,000	2,268,000
Charitable contribution carryforward	4,000	4,000
Accrued expenses, deferred revenue and other	632,000	538,000
Depreciation and amortization	-	(1,000)
Share-based compensation	743,000	840,000
	17,146,000	16,694,000

Less - valuation allowance	(17,146,000)	(16,694,000)

Net deferred tax assets	$-	$-

At December 31, 2018, we had net operating loss carryforwards for income tax purposes of approximately $49.1 million, which are available to offset future federal and state taxable income, if any, and, research and experimental tax credit carryforwards of approximately $2.3 million. Approximately $47.9 million of the net operating loss carryforward, generated prior to 2018, expires in increments through 2037, while the carryforward generated in 2018 does not expire.

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

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate for the years ended December 31, 2018 and 2017, due to the following:

	2018	2017
US Federal statutory rate	21.00%	34.00%
State income tax, net of Federal benefit	6.52%	5.45%
Foreign tax	0.00%	25.61%
Change in fair value of derivative liabilities	0.00%	-204.92%
Share-based compensation	-2.64%	13.56%
Permanent differences and other	-9.30%	16.61%
Research and experimentation credits	0.01%	-0.57%
Foreign tax credits	0.00%	-25.61%
Changes in federal tax rate due to Tax Cuts and Jobs Act	0.00%	1612.67%
Change in valuation allowance	-22.66%	-1451.18%
Other	7.07%	0.00%

	0.00%	25.62%

The most significant impact on our effective tax rate in 2017 was the revaluation of our deferred tax assets and liabilities at the lower 21% U.S. corporate tax rate, as proscribed by the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 and lowered the U.S. corporate tax rate from 35% to 21% beginning in 2018.

As discussed in Note 2, we recognize the effect of income tax positions only if those positions more likely than not of being sustained. At December 31, 2018 and 2017, we had no gross unrecognized tax benefits. We do not expect any significant changes in unrecognized tax benefits over the next 12 months. In addition, we did not recognize any interest or penalties related to uncertain tax positions at December 31, 2018 and 2017.

The 2008 through 2018 tax years generally remain subject to examination by federal and most state tax authorities. In addition, we would remain open to examination for earlier years if we were to utilize net operating losses or tax credit carryforwards that originated prior to 2012.

10.	COMMITMENTS

Lease. In February 2017, we amended our office lease agreement and the term was extended through July 2020. During the extended term our rental payments will average approximately $4,000 per month.

The future minimum rent payments as of December 31, are as follows:

2019	$48,101
2020	28,850
Total	$76,951

Employment Continuity Agreements. We have entered into employment contracts with our executive officers which provide for severance if the executive is dismissed without cause or under certain circumstances after a change of control in our ownership. At December 31, 2018, these obligations, if triggered, could amount to a maximum of approximately $170,000.

11.	SUBSEQUENT EVENTS

Convertible Debt Placement

On February 27, 2019 we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest shareholder. The sale of the notes will result in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred on February 27th and the second closing, also in the amount of $650,000 will occur within three days of the Company providing notice of the enrolment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. ReGenTree has informed us that they now expect the ARISE-3 clinical trial to occur in the second quarter of 2019. The notes contain a $0.12 conversion price and the purchasers also received a warrant exercisable at $0.18 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible. At present, with the receipt of the sale proceeds from the first closing coupled with the anticipated proceeds from the second closing, we will have sufficient cash to fund planned operations through the first quarter of 2020.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment of Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to Quarterly Report on Form 10-Q (File No. 001-15070) for the quarter ended June 30, 2006 (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.1 ^	Amended and Restated 2000 Stock Option and Incentive Plan, as amended	Annex A to the Company’s Proxy Statement on Schedule 14A (File No. 001-15070) (filed May 9, 2008)

10.2 ^	2010 Equity Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.3	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.4	Patent License Agreement — Exclusive, dated January 24, 2001, between the Company and the U.S. Public Health Service	Exhibit B to Exhibit 10.1 to Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-15070) (filed January 16, 2013)

10.5	Thymosin Beta 4 License and Supply Agreement, dated January 21, 2004, between the Company and Defiante Farmaceutica S.A.	Exhibit 10.10 to Registration Statement on Form SB-2 (File No. 333-113417) (filed March 9, 2004)**

10.6	Lease, by and between the Company and The Realty Associates Fund V, L.P., dated December 10, 2009	Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15070) (filed March 31, 2010)

10.7	Form of Warrant to Purchase Common Stock dated April 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 16, 2009)

10.8	Form of Common Stock Purchase Warrant, dated October 5, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 30, 2009)

10.9	Form of Warrant, dated October 15, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 5, 2009)

10.10	Representative’s Warrant to Purchase Common Stock, dated May 21, 2010	Exhibit 4.3 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

10.11	Registration Rights Agreement, dated January 4, 2011	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.12	Warrant to Purchase Common Stock, dated January 7, 2011, issued to Lincoln Park Capital	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.13	Form of Warrant to Purchase Common Stock, dated January 7, 2011, issued to the Sigma-Tau Purchasers	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.14 ^	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Exhibit 10.8 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.15 ^	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Exhibit 10.12 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.16	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.17	Form of Warrant	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.18	Convertible Note and Warrant Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.19	License Agreement with Lee’s Pharmaceutical (HK) Limited	Exhibit 10.1 to Amendment No. 1 to Form 10-Q (File No. 001-15070) for the quarter ended September 30, 2012 (filed January 16, 2013)**

10.20	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.21	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.22	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.23	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.24 ^	Letter Agreement between the Company and J.J. Finkelstein, dated July 5, 2013	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.25 ^	Letter Agreement between the Company and Allan L. Goldstein, dated July 5, 2013	Exhibit 10.4 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.26	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.27	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.28	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.29	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.30 ^	Letter Agreement between the Company and J.J. Finkelstein, dated January 7, 2014	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.31	Letter Agreement between the Company and Allan L. Goldstein, dated January 7, 2014	Exhibit 10.3 to Quarterly Report on Form10-Q (File No. 001-15070) (filed January 9, 2014)

10.32	Securities Purchase Agreement	Exhibit 10.5 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)

10.33	License Agreement RGN-259 dated March 7, 2014 with GtreeBNT (formerly Digital Aria)	Exhibit 10.6 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)**

10.34	License Agreement RGN-137 dated March 7, 2014 with GtreeBNT (formerly Digital Aria)	Exhibit 10.7 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)**

10.35 ^	Executive Employment Agreement between the Company and J.J. Finkelstein dated April 16, 2014	Exhibit 10.1 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.36 ^	Executive Employment Agreement between the Company and Allan L. Goldstein dated April 16, 2014	Exhibit 10.2 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.37 ^	Executive Employment Agreement between the Company and Dane Saglio dated April 16, 2014	Exhibit 10.3 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.38	Form of First Amendment to Promissory Note dated October 3, 2014	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 9, 2014)

10.39	Joint Venture Agreement between the Company and GtreeBNT Co., Ltd. dated January 28, 2015	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2015)

10.40	License Agreement between the Company and ReGenTree, LLC dated January 28, 2015	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2015)

10.41	2014 Amendment to Lease Agreement	Exhibit 10.41 to Annual Report on Form 10-K (File No. 001-15070) (filed April 11, 2016)

10.42	Securities Purchase Agreement between the Company and Purchasers identified therein dated June 27, 2016.	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 1, 2016).

10.43	Registration Rights Agreement between the Company and Purchasers identified therein dated June 27, 2016.	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 1, 2016).

10.44	Amendment No. 2 to the RGN-259 License Agreement between the Company and ReGenTree, LLC dated April 28, 2016.	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed August 22, 2016)

10.45	Amendment No. 2. to Joint Venture Agreement between the Company and GtreeBNT Co., Ltd. dated May 11, 2016.	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed August 22, 2016)

10.46	Amendment No 2. Dated as of August 28, 2017, REN-137 License Agreement between the Company and GTreeBNT Co., LTD, dated March 7, 2014	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 14, 2017)**

10.47	Warrant Reprice Agreement between the Company and the Purchasers identified therein dated March 2, 2018	Exhibit 10.47 to Annual Report on Form 10-K (File No. 001-15070) (filed March 29, 2018)

10.48	Form of Common Stock Warrant	Exhibit 10.48 to Annual Report on Form 10-K (File No. 001-15070) (filed March 29, 2018)

10.49	2018 Equity Incentive Plan	Filed herewith

23.1	Consent of CohnReznick LLP	Filed herewith

24.1	Powers of Attorney	Included on signature page

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith***

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2018 and 2017; (ii) Statements of Operations for the years ended December 31, 2018 and 2017; (iii) Statements of Changes in Stockholders’ Deficit; (iv) Statements of Cash Flows for the years ended December 31, 2018 and 2017; and (v) Notes to Financial Statements.	Filed herewith

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

**	The registrant has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Securities and Exchange Commission.

***	This certification is being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

^	Compensatory plan, contract or arrangement.

