Form 10-Q
period 2019-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2019-05-15
CIK 707511

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	RGRX	OTC

131,506,494 shares of common stock, par value $0.001 per share, were outstanding as of May 7, 2019.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2019

Part I – Financial Information

Item 1.	Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)	(See Note 1)

ASSETS
Current assets
Cash and cash equivalents	$662,568	$237,261
Prepaid expenses and other current assets	29,610	36,609
Total current assets	692,178	273,870
Property and equipment, net of accumulated depreciation of $98,587 and $97,921	752	1,418
Operating lease right-of-use asset	51,682	-
Other assets	5,752	5,752
Total assets	$750,364	$281,040

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$38,532	$92,433
Unearned revenue	76,761	76,761
Accrued expenses	68,469	91,058
Convertible promisory notes	-	54,754
Current portion of operating lease liability	48,459	-
Total current liabilities	232,221	315,006

Long-term liabilities
Unearned revenue	2,158,896	2,178,087
Convertible promisory notes - net of discount	307,842	-
Operating lease liability	8,146	-
Total liabilities	2,707,105	2,493,093

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 130,506,494 and 128,432,478 issued and outstanding	130,507	128,433
Additional paid-in capital	104,209,546	103,541,291
Accumulated deficit	(106,296,794)	(105,881,777)
Total stockholders' deficit	(1,956,741)	(2,212,053)
Total liabilities and stockholders' deficit	$750,364	$281,040

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	Three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Revenues	$19,191	$18,782

Operating expenses
Research and development	15,304	18,845
General and administrative	326,748	364,071
Total operating expenses	342,052	382,916
Loss from operations	(322,861)	(364,134)

Other income (expense)
Inducement expense	-	(582,904)
Interest expense	(9,590)	(38,826)
Total other income (expense)	(9,590)	(621,730)
Loss before taxes	(332,451)	(985,864)

Provision for income taxes	-	-

Net loss	(332,451)	(985,864)

Deemed dividend related to warrants down round provision	(82,566)	-

Net loss attributable to common shareholders	$(415,017)	$(985,864)

Basic net loss per common share	$(0.00)	$(0.01)
Diluted net loss per common share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic	129,578,215	111,622,073
Weighted average number of common shares outstanding - diluted	129,578,215	111,622,073

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Changes in Stockholders' Deficit

(unaudited)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2018	128,432,478	$128,433	$103,541,291	$(105,881,777)	$(2,212,053)
Issuance of common stock - note conversions	1,149,016	1,149	67,792	-	68,941
Issuance of common stock - warrant exercises	925,000	925	114,700	-	115,625
Warrants issued with debt	-	-	174,221	-	174,221
Debt discount related to beneficial conversion feature	-	-	174,221	-	174,221
Deemed dividend related to warrant reprice	-	-	82,566	(82,566)	-
Share-based compensation expense	-	-	54,755	-	54,755
Net loss	-	-	-	(332,451)	(332,451)
Balance, March 31, 2019	130,506,494	$130,507	$104,209,546	$(106,296,794)	$(1,956,741)

Balance, December 31, 2017	109,789,703	$109,790	$100,333,144	$(104,559,226)	$(4,116,292)
Issuance of common stock - note conversions	4,700,520	4,700	277,332	-	282,032
Issuance of common stock - warrant exercises	5,147,059	5,147	1,024,265	-	1,029,412
Inducement expense related to warrant reprice	-	-	582,904	-	582,904
Offering expense related to warrant reprice	-	-	(85,565)	-	(85,565)
Culmulative effect adjustment from adoption of ASU 2017-11	-	-	614,167	671,002	1,285,169
Share-based compensation expense	-	-	60,168	-	60,168
Net loss	-	-	-	(985,864)	(985,864)
Balance, March 31, 2018	119,637,282	$119,637	$102,806,415	$(104,874,088)	$(1,948,036)

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

	For the Three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(332,451)	$(985,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	666	755
Amortization of right-of-use asset	8,140	-
Non-cash share-based compensation	54,755	60,168
Non-cash interest expense	6,530	29,492
Inducement expense	-	582,904
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,999	12,979
Accounts payable	(53,901)	3,122
Accrued expenses and other current liabilites	(3,055)	13,173
Operating lease liability	(8,810)	-
Unearned revenue	(19,191)	81,218
Net cash used in operating activities	(340,318)	(202,053)

Financing activities:
Payment of offering costs	-	(85,565)
Proceeds from the sale of convertible notes	650,000	-
Proceeds from the exercise of stock warrants	115,625	1,029,412
Net cash provided by financing activities	765,625	943,847

Net increase in cash and cash equivalents	425,307	741,794

Cash and cash equivalents at beginning of period	237,261	181,708
Cash and cash equivalents at end of period	$662,568	$923,502

Supplemental Disclosures of Non-Cash Operating and Financing Activities
Conversion of promissory notes to common stock	$55,000	$225,000

Conversion of accrued interest to common stock	$13,941	$57,032

Fair value of warrants issued to placement agent	$-	$15,545

Cumulative effect of adjustment from adoption of ASU 2017-11	$-	$1,285,169

Establish right-of-use asset	$59,822	$-

Establish operating lease liability	$65,415	$-

Issuance of warrants in conjunction with issuance of convertible notes	$174,221	$-

Beneficial conversion feaure on issuance of convertible notes	$174,221	$-

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three months ended March 31, 2019 and 2018 (Unaudited)

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

Since inception, and through March 31, 2019, we have an accumulated deficit of $106 million and we had cash and cash equivalents of $662,568 as of March 31, 2019. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. On February 27, 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2019 Notes”). The sale of the 2019 Notes will result in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred on February 27, 2019 and the second closing, also in the amount of $650,000, will occur within three days of the Company providing notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree (See Note 7). ReGenTree has informed us that they now expect the ARISE-3 clinical trial to occur in the second quarter of 2019. Because the Company does not control the timing of the ARISE-3 clinical trial, we cannot be certain that this timing is correct or that it may not change. The 2019 Notes contain a $0.12 conversion price and the purchasers also received a warrant exercisable at $0.18 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible (the “2019 Warrants”). In March and April 2019 we received proceeds of $115,625 and $125,000, respectively, pursuant to the exercise of warrants held by Sabby Management (the “Sabby Warrants”). At present, with the receipt of the sale proceeds from the first closing and proceeds from the March and April warrant exercises, coupled with the anticipated proceeds from the second closing, we will have sufficient cash to fund planned operations through the second quarter of 2020.

While we successfully secured additional operating capital to continue operations through the second quarter of 2020, we will need substantial additional funds in order to significantly advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital and are exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our Company or certain of our intellectual property rights.

These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business.

Although we intend to continue to seek additional financing and additional strategic partners, we may not be able to complete a financing or corporate transaction, either on favorable terms or at all. If we are unable to complete a financing or strategic transaction, we may not be able to continue as a going concern after our funds have been exhausted, and we could be required to significantly curtail or cease operations, file for bankruptcy or liquidate and dissolve. There can be no assurance that we will be able to obtain any additional funding beyond our current expectations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be forced to take any such actions.

If we are not able to secure financing beyond our current expectations, we would likely be forced to delay certain clinical and/or research activities and our financial condition would be materially and adversely affected. Even if we are able to obtain sufficient funding, other factors including competition, dependence on third parties, uncertainty regarding patents, protection of proprietary rights, manufacturing of peptides, and technology obsolescence could have a significant impact on us and our operations.

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

Basis of Presentation.

The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP. The accounting policies underlying our unaudited interim financial statements are consistent with those underlying our audited annual financial statements, but do not include all disclosures including notes required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited annual financial statements as of and for the year ended December 31, 2018, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”).

The Company’s significant accounting policies are included in “Part IV - Item 15 – Exhibits, Financial Statement Schedules. - Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Company’s Annual Report. There have been no changes to these policies except as described below.

The accompanying December 31, 2018 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other future period.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”).

Use of Estimates.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for revenue recognition, discount rate used to calculate the present value of future lease payments, recoverability of long-lived assets and share-based arrangements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

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

Leases.

At the inception of a contract we determine if the arrangement is, or contains, a lease. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term.

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. Operating lease ROU assets are included in other noncurrent assets and operating lease liabilities are included in other current and non-current liabilities in our consolidated balance sheets.

ROU Assets.

ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. As of March 31, 2019, no impairment was noted.

Recently Adopted Accounting Pronouncements.

In June 2018, the FASB issued Accounting Standard Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. The Company adopted ASU 2018-07 in the first quarter of 2019 and the adoption of this ASU did not have a material impact on its condensed financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which amends the existing accounting standards for leases. The new standard requires lessees to record an ROU asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases), whereas under prior accounting standards, the Company’s lease portfolio consists of an operating lease and was not recognized on its condensed balance sheets. The new standard also requires expanded disclosures regarding leasing arrangements. The new standard was effective for the Company beginning January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an alternative modified transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption with prior periods not restated. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We adopted this guidance effective January 1, 2019 using the following practical expedients:

•	We did not reassess if any expired or existing contracts are, or contain, leases.
•	We did not reassess the classification of any expired or existing leases.

Additionally, we made ongoing accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12 months or less) and (ii) combine lease and non-lease elements of our operating leases.

Upon adoption of the new guidance on January 1, 2019, we recorded an ROU asset of approximately $60,000 (net of existing deferred rent liability) and recognized a lease liability of approximately $65,000, with no resulting cumulative effect adjustment to accumulated deficit.

In August 2018, the SEC issued a final rule that amends certain disclosure requirements that were duplicative, outdated or superseded. In addition, the final rule expanded the financial reporting requirements for changes in stockholders’ equity for interim reporting periods. The Company adopted the new guidance on January 1, 2019 with no material impact to the condensed financial statements.

The Company has evaluated all other issued and unadopted ASUs and believes the adoption of these standards will not have a material impact on its results of operations, financial position or cash flows.

2.	Net Income (Loss) per Common Share

Basic net income (loss) per common share for the three-month periods ended March 31, 2019 and 2018 is based on the weighted-average number of shares of common stock outstanding during the periods. Diluted loss per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred. Potentially dilutive shares are excluded because the effect is antidilutive. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the reporting period. The potentially dilutive securities include 20,869,586 shares and 20,212,715 shares in 2019 and 2018, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants.

3.	Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) and amortize that cost over the expected term of the grant. We recognized $54,755 and $60,168 in stock-based compensation expense for the three months ended March 31, 2019 and 2018.

We did not issue stock options to employees, consultants and directors during the three months ended March 31, 2019 or 2018, respectively.

A summary of the Company’s stock options for the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding, December 31, 2018	9,044,825	$0.28
Granted	-	$-
Exercised	-	$-
Forfeited	(950,000)	$0.14
Options Outstanding, March 31, 2019	8,094,825	$0.30	4.6 years	$171,550
Vested and unvested but expected to vest, March 31, 2019	8,013,673	$0.30	4.6 years	$171,500
Exercisable at March 31, 2019	6,391,075	$0.32	3.4 years	$135,428

The average expected life was determined using historical data. We expect to recognize the compensation cost related to non-vested options as of March 31, 2019 of $221,187 over the weighted average remaining recognition period of 1.23 years.

4.	Income Taxes

As of March 31, 2019, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2019; no changes in settled tax years have occurred through March 31, 2019. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

Level 3 — Unobservable inputs.

As of March 31, 2019 and December 31, 2018, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in cash and cash equivalents valued at $662,568 and $237,261, respectively, using Level 1 inputs.

6.	Convertible Notes

2012 Convertible Notes

On October 19, 2012 we completed a private placement of convertible notes (“2012 Notes”) raising an aggregate of $300,000 in gross proceeds. The 2012 Notes were originally to mature after twenty-four (24) months from issuance. The 2012 Notes bore interest at a rate of five percent (5%) per annum and were convertible into shares of our common stock at a conversion price of fifteen cents ($0.15) per share (subject to adjustment as described in the 2012 Notes) at any time prior to repayment, at the election of the investors. In the aggregate, the 2012 Notes were convertible into up to 2,000,000 shares of our common stock excluding interest.

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

Sinaf S. A. has historically been affiliated with our largest stockholder. The other investors are members of our Board of Directors including Mr. Finkelstein, who serves as our CEO, and Dr. Goldstein who serves as our Chief Scientific Advisor and the Chairman of our Board of Directors.

During 2014, the Company, amended the existing October 2012 convertible debt agreement with the holders, solely to extend the due date of the principal and accrued unpaid interest until October 19, 2017. No other terms of the original debt were amended or modified, and the lenders did not reduce the borrowed amount or change the interest rate of the debt. The Company considered the restructuring a troubled debt restructuring as a result of the Company’s financial condition (see Note 1 discussion of “going concern”). At the date of the amendment, all existing debt discounts and deferred financing fees were fully amortized and the amendment did not involve any additional fees paid to the lender or third parties; as such there was no gain recognized as a result of the amendment. The 2012 Notes matured, and the holders elected to convert the note balances of $300,000 and accrued interest of approximately $76,000 into common stock and also exercised the associated warrants in October 2017.

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

At any time prior to maturity of the July 2013 Notes, with the consent of the holders of a majority in interest of the July 2013 Notes, we could prepay the outstanding principal amount of the July 2013 Notes plus unpaid accrued interest without penalty. The outstanding principal and all accrued interest on the July 2013 Notes would accelerate and automatically become immediately due and payable upon the occurrence of certain events of default.

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

The July 2013 Notes contained a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the July 2013 Notes.  The adjustment would reduce the conversion price of the July 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related July 2013 Notes have been settled prior to the adoption of ASU 2017-11.  The bifurcated liability of $66,667 was recorded on the date of issuance which resulted in a residual debt value of $33,333. The discount related to the embedded feature was accreted back to debt through the maturity of the notes. The July 2013 Notes matured, and the holders elected to convert the note balances of $100,000 and accrued interest of approximately $25,000 into common stock in July 2018.

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

At any time prior to maturity of the September 2013 Notes, with the consent of the holders of a majority in interest of the September 2013 Notes, we could prepay the outstanding principal amount of the September 2013 Notes plus unpaid accrued interest without penalty. The outstanding principal and all accrued interest on the September 2013 Notes would accelerate and automatically become immediately due and payable upon the occurrence of certain events of default.

The investors in the offering included an affiliate and three current and one former member of the Board of Directors. The principal amounts of their respective September 2013 Notes are as set forth below:

Investor	Note Principal
SINAF S.A.	$150,000
Joseph C. McNay	$100,000
Allan L. Goldstein	$11,000
L. Thompson Bowles	$5,000
R. Don Elsey	$5,000

The September 2013 Notes contained a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the September 2013 Notes.  The adjustment would reduce the conversion price of the September 2013 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related September 2013 Notes have been settled prior to the adoption of ASU 2017-11.  The bifurcated liability of $267,500 was recorded on the date of issuance which resulted in a residual debt value of $53,500. The discount related to the embedded feature was accreted back to debt through the maturity of the notes. The September 2013 Notes matured, and the holders elected to convert the note balances of $321,000 and accrued interest of approximately $81,000 into common stock in September 2018.

2014 Convertible Notes

On January 7, 2014, we completed a private placement of convertible notes raising an aggregate of $55,000 in gross proceeds (the “January 2014 Notes”).   The January 2014 Notes bore interest at a rate of 5% per annum, matured 60 months after their date of issuance and were convertible into shares of our common stock at a conversion price of $0.06 per share (subject to adjustment as described in the January 2014 Notes) at any time prior to repayment, at the election of the investor.  In the aggregate, the Notes were initially convertible into up to 916,667 shares of our common stock.

At any time prior to maturity of the January 2014 Notes, with the consent of the holders of a majority in interest of the January 2014 Notes, we could prepay the outstanding principal amount of the January 2014 Notes plus unpaid accrued interest without penalty. The outstanding principal and all accrued interest on the January 2014 Notes would accelerate and automatically become immediately due and payable upon the occurrence of certain events of default.

The investors in the offering included two current and one former member of the Board of Directors. The principal amounts of their respective January 2014 Notes are as set forth below:

Investor	Note Principal
Joseph C. McNay	$25,000
Allan L. Goldstein	$10,000
L. Thompson Bowles	$5,000

The January 2014 Notes contained a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the January 2014 Notes.  The adjustment would reduce the conversion price of the January 2014 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related January 2014 Notes have been settled prior to the adoption of ASU 2017-11.  The bifurcated liability of $55,000 was recorded on the date of issuance which resulted in a residual debt value of $0. The discount related to the embedded feature was accreted back to debt through the maturity of the notes. The January 2014 Notes matured, and the holders elected to convert the note balances of $55,000 and accrued interest of approximately $14,000 into common stock in January 2019.

2019 Convertible Notes

On February 27, 2019 we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder. The sale of the notes will result in gross proceeds to the Company of $1,300,000 over two closings (the “2019 Notes”). The first closing in the amount of $650,000 occurred on February 27, 2019 and the second closing, also in the amount of $650,000, will occur within three days of the Company providing notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. This is expected to occur in the second quarter of 2019. The 2019 Notes will mature sixty (60) months from issuance. The 2019 Notes bear interest at a rate of five percent (5%) per annum and are convertible into shares of our common stock at a conversion price of twelve cents ($0.12) per share (subject to adjustment as described in the 2019 Notes) at any time prior to repayment, at the election of the investors. In the aggregate, the 2019 Notes issued in the first closing are convertible into up to 5,416,667 shares of our common stock excluding interest.

At any time prior to maturity of the 2019 Notes, with the consent of the holders of a majority in interest of the 2019 Notes, we can prepay the outstanding principal amount of the 2019 Notes plus unpaid accrued interest without penalty. The outstanding principal and all accrued interest on the 2019 Notes will accelerate and automatically become immediately due and payable upon the occurrence of certain events of default.

In connection with the issuance of the 2019 Notes we also issued warrants to each investor. The warrants are exercisable for an aggregate of 4,062,500 shares of common stock with an exercise price of eighteen cents ($0.18) per share for a period of five years (the “2019 Warrants”). The relative fair value of the 2019 Warrants issued was $174,221 calculated using the Black-Scholes-Merton valuation model value of $0.06 with an expected and contractual life of 5 years, an assumed volatility of 67.86%, and a risk-free interest rate of 2.49%. The 2019 warrants are classified in equity.

The Company allocated $174,221 of the gross proceeds to the warrants, on a relative fair value basis. In addition, because the effective conversion price of the 2019 Notes was less than the fair value of the underlying common stock on the issuance date, we allocated the intrinsic value of that feature to additional paid in capital. The debt discount created by the 2019 Warrants and beneficial conversion feature will be amortized over the term of the 2019 Notes as additional interest expense using the effective interest method.

The affiliated investors, and the principal amount of their respective 2019 Notes purchase commitments are as set forth below:

Investor	Note Principal
Essetifin S.p.A.	$1,000,000
Joseph C. McNay	$25,000
J.J. Finkelstein	$25,000
Mauro Bove	$10,000
Allan L. Goldstein	$5,000
R. Don Elsey	$5,000

Essetifin S.p.A. is currently the holder of all RegeneRx securities previously held by Sigma-Tau and its affiliates and is our largest stockholder. The other listed investors are members of our Board of Directors including Mr. Finkelstein, who serves as our CEO, and Dr. Goldstein who serves as our Chief Scientific Advisor and Chairman of our Board of Directors.

The Company recorded interest expense and discount accretion as set forth below:

	For the 3 months ended
	March 31, 2019	March 31, 2018

March 2013 Notes	$-	$14,192

July 2013 Notes	-	4,448

September 2013 Notes	-	16,856

January 2014 Notes	479	3,330

2019 Notes	9,111	-

Total interest expense	$9,590	$38,826

7.	License Agreements

Joint Venture Agreement – ReGenTree.

On January 28, 2015, the Company entered into the Joint Venture Agreement with GtreeBNT, a stockholder in the Company. The Joint Venture Agreement provides for the creation of the Joint Venture, jointly owned by the Company and GtreeBNT. ReGenTree LLC (“ReGenTree” or “Joint Venture”) will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy in the United States and Canada.

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

Under the License Agreement, the Company received $1.0 million in up-front payments and is entitled to receive royalties on the Joint Venture’s future sales of products. On April 6, 2016, we received $250,000 from ReGenTree in connection with the amendment of the License Agreement in April 2016 to expand the territorial rights to include Canada. The Company is accounting for the License Agreement with the Joint Venture as a revenue arrangement. Since participation in the joint development committee is required, it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company assessed the license agreements in accordance with ASC 606. The Company evaluated the promised goods and services under the license agreements and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize RGN-259 and participation in the joint development committee. Revenue is being recognized on a straight-line basis over a period of 30 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation. Revenue will be recognized for future royalty payments as they are earned.

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

Under the License Agreement for RGN-137, our topical dermal gel product candidate, GtreeBNT will have the exclusive right to develop and commercialize RGN-137 in the U.S. (the “137 Territory”). Under the 137 License Agreement we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double digit percentage of any commercial sales of the Company’s licensed product sold by GtreeBNT in the 137 Territory. In August 2017, we amended the License Agreement for RGN-137 held by GtreeBNT. Under the amendment, the 137 Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. Under the License Agreement, the Company received a series of non-refundable payments and is entitled to receive royalties on the future sales of products. The Company is accounting for the license agreement as a revenue arrangement. Since participation in the joint development committee is required, it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company assessed the license agreement in accordance with ASC 606. The Company evaluated the promised goods and services under the license agreement and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize RGN-137 and participation in the joint development committee. Revenue is being recognized on a straight-line basis over a period of 23 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation. Revenue will be recognized for future royalty payments as they are earned.

Lee’s Pharmaceutical.

We are a party to a license agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan (the “Lee’s License Agreement”). Lee’s previously filed an IND with the Chinese FDA (“CFDA”) to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's subsequently informed us that it received notice from CFDA declining its IND application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not yet been informed of a projected starting date for Phase 2 trials. In February 2019, the License Agreement was amended and assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. There are no economic changes to the License Agreement.

8.	Stockholders’ Equity

On January 6, 2019, the January 2014 Convertible Notes matured, and the holders elected to convert the note balances and accrued interest into common stock. As a result, we issued 1,149,016 shares of common stock.

On March 2, 2018, the Company entered into a warrant reprice and exercise and issuance agreement (the “Reprice Agreement”) with Sabby Healthcare Master Fund, Ltd., and Sabby Volatility Warrant Master Fund, Ltd. (collectively, “March 2018 Investor”). In connection with the Reprice Agreement, the Company issued to the March 2018 Investor warrants to purchase shares of the Company’s common stock (the “March Warrants”). The exercise price under the March Warrants is subject to a limited anti-dilution provision, such that in the event the Company makes an issuance of common stock (subject to customary exceptions) at a price per share less than the applicable exercise price of the March Warrants, the exercise price of the March Warrants will be reduced to the price per share applicable to such new issuance but will not adjust to an exercise price below $0.125. As a result of the issuance of the 2019 Notes and warrants, the exercise price of the March Warrants was adjusted to $0.125 per share. The estimated fair value of the effect of the exercise price adjustment of $82,566 is reflected as a dividend to the March 2018 Investor in 2019.

Subsequent to the reduction of the exercise price of the March Warrants to $0.125 in 2019, the March 2018 Investor exercised warrants for 925,000 shares of common stock and the Company received exercise proceeds of $115,625. The March 2018 Investor has exercised additional warrants subsequent to March 31, 2019 for 1,000,000 shares of common stock.

9.	Leases

In February 2017, we amended our office lease agreement and the term was extended through July 2020. During the extended term our rental payments will average approximately $4,000 per month. Pursuant to the adoption of ASC 842, our facility lease is our only existing lease as of March 31, 2019 and is classified as operating lease. Our facility lease does not have a renewal option although we believe we will be able to extend or renew the lease if desired. The discount rate used in the calculation of our lease liability is approximately 20%, which is based on our estimate of the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

Upon adoption the minimum lease payments were:

The future minimum rent payments as of January 1, 2019, were as follows:

2019	$48,101

2020	28,850

Total	$76,951

The following table summarizes the Company’s recognition of its operating lease:

March 31, 2019
Assets
Operating lease right-of-use asset	$51,682
Total lease assets	$51,682

Liabilities
Current
Current portion of operating lease liability	$48,459
Non-current
Operating lease liability	8,146
Total lease liabilities	$56,605

Rent expense, consisting of minimum operating lease payments and variable lease payments for pass through items such as common area maintenance and real estate taxes for the three months ended March 31, 2019 and 2018 is recorded in G&A and consisted of the following:

	2019	2018

Operating lease cost	$11,937	$11,590
Variable lease costs	1,364	8,571

Total lease costs	$13,301	$20,161

A maturity analysis of our operating lease minimum lease payments follows:

2019	$36,163
2020	28,850
Total	65,013

Discount factor	(8,408)
Total lease liabilties	56,605
Amounts due within 12 months	(48,459)
Non-current operating lease liability	$8,146

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Current Financial Status

On February 27, 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2019 Notes”). The sale of the 2019 Notes will result in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred on February 27, 2019 and the second closing, also in the amount of $650,000, will occur within three days of the Company providing notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. ReGenTree has informed us that they now expect the ARISE-3 clinical trial to occur in the second quarter of 2019. Because the Company does not control the timing of the ARISE-3 clinical trial, we cannot be certain that this timing is correct or that it may not change. The 2019 Notes contain a $0.12 conversion price and the purchasers also received a warrant exercisable at $0.18 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible (the “2019 Warrants”). In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by Sabby Management as well as $125,000 for April 2019 warrant exercises. At present, with the receipt of the sale proceeds from the first closing on the 2019 Notes, proceeds from the March and April warrant exercises coupled with the anticipated proceeds from the second closing, we will have sufficient cash to fund planned operations through the second quarter of 2020.

Current Clinical Status

In January 2015, we entered into a Joint Venture Agreement with GtreeBNT whereby we created ReGenTree LLC (“ReGenTree” or “Joint Venture”) jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States.

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

The NK trial (SEER-1), a smaller study in an orphan population, has enrolled 17 patients. Earlier in 2018, ReGenTree disclosed that 7 of 17 patients enrolled SEER-1 have completely healed. To participate in the trial the patients were required to have a persistent epithelial defect (non-healing corneal wound). While these preliminary observations are encouraging, it should be noted that the patients and treating physicians remain masked while the trial is on-going, so it is not known whether the healed patients are in the RGN-259 group, placebo group, or distributed among both. We expect ReGenTree will likely close SEER-1 and reports results in patients accrued to date during the second half of 2019.

GtreeBNT has developed the CMC (chemistry, manufacturing and controls) dossier required for Phase 3 clinical trials and commercialization in the U.S. and in Korea. This comprehensive and critical effort ensures that final drug product manufacturing, packaging, stability, purity, reproducibility, etc., meets regulatory guidelines and product specifications. The product of this activity is the current product formulation being utilized in the U.S. trials being conducted by ReGenTree and will also be utilized in the planned clinical activity to be conducted by GtreeBNT under the RGN-259 license agreement for Pan Asia.

In February 2017, our licensee for RGN-137, GtreeBNT, received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa (EB), a genetic disease that causes severe blistering of the skin and internal organs. In August 2017, the Company amended the License Agreement for RGN-137 held by GtreeBNT. Under the amendment the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. In December 2018, GtreeBNT initiated a small open trial in patients with EB to evaluate RGN-137 in such patients prior to sponsoring a larger Phase 3 trial.

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

Strategic Partnerships

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

U.S. Joint Venture (ReGenTree, LLC).

In January 2015, we entered into a Joint Venture Agreement with GtreeBNT whereby we created ReGenTree LLC (“ReGenTree” or “Joint Venture”) jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye and neurotrophic keratopathy, an orphan indication in the United States. We are entitled to royalties as a percentage of net sales ranging from single digits to low double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats of ReGenTree and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent. We currently hold a 38.5% ownership interest in ReGenTree. This ownership interest may be further reduced to as low as 25% once ReGenTree obtains FDA approval of an NDA for Dry Eye Syndrome in the U.S. In the event ReGenTree is acquired, or a change of control occurs following achievement of an NDA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties.

Our Strategy

We seek to maximize the value of our product candidates by advancing their clinical development and then identifying suitable partners for further development, regulatory approval, and marketing. We intend to engage in strategic partnerships with companies with clinical development and commercialization strengths in desired pharmaceutical therapeutic fields. We are actively seeking partners with suitable infrastructure, expertise and a long-term initiative in our medical fields of interest. To that end, we have entered the licensing and joint ventures discussed above. We continue to control the cardiovascular and neurovascular assets (RGN-352) in the EU and are able to consolidate them with similar assets in the U.S. and other territories in Asia to create a worldwide portfolio that we believe will be more attractive to multi-national pharmaceutical companies.

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

Critical Accounting Policies

In Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 29, 2019, which we refer to as the Annual Report, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

Revenues. For the three months ended March 31, 2019 and 2018, we recorded revenue in the amount of approximately $19,000 related to the amortization of unearned license fees.

R&D Expenses. For the three months ended March 31, 2019, our R&D expenses decreased by approximately $4,000, or 19%, to $15,000 from $19,000 for the same period in 2018. The 2019 decrease relates a decrease in stock option expense from the 2018 period.

G&A Expenses. For the three months ended March 31, 2019, our G&A expenses decreased by approximately $37,000, or 10%, to $327,000 from $364,000 for the same period in 2018. The changes in the G&A expenses are reflected in several areas. Decreases in tax expense (decrease of $16,000), facility (decrease $8,000) and personnel related (decrease of $27,000) are offset by increases in investor relations (increase of $2,000), insurance (increase of $10,000) and license fees (increase of $2,000). We expect that our G&A expenses will remain steady.

Net Loss. Our Statements of Operations reflects a net loss of $332,000 for the quarter ended March 31, 2019, versus a net loss of $986,000 for the quarter ended March 31, 2018. The 2018 period net loss reflects inducement expense of $583,000 related to the new warrant component of the March 2018 warrant reprice and exercise agreement (see Note 8).

Liquidity and Capital Resources

Overview

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. Over the past couple of years, we have primarily financed our operations through the sale of a series of convertible promissory notes through private placements with accredited investors and the March and August 2014 private placements of common stock with GtreeBNT as well as our entry into the joint venture with ReGenTree in early 2015. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2018 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.

We had cash and cash equivalents of $662,568 at March 31, 2019. Our current cash coupled the anticipated proceeds from the second closing of the February note sale as well as the proceeds from April warrant exercises will be sufficient to fund planned operations through the second quarter of 2020. We will need to secure additional funding in order to advance operations substantially beyond the second quarter of 2020. We may also receive funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Three Months Ended March 31, 2019 and 2018

Net cash used in operating activities was approximately $340,000 for the three months ended March 31, 2019 compared to approximately $202,000 used in operating activities for the three months ended March 31, 2018. We received gross proceeds of approximately $766,000 from the first closing of the 2019 Notes as well as the exercise of warrants in the three months ended March 31, 2019. In 2018, we received gross proceeds of $1,029,000 pursuant to the March 2018 warrant reprice and exercise transaction.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, RegeneRx has active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for ophthalmic trials are, in general, relatively fast, as opposed to most other clinical efforts: top line data from the U.S. dry eye trial was released in October and data from the NK study in 2019 or possibly later.

We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until the results are obtained from the current ophthalmic clinical trials before moving into the EU with RGN-259. If successful, this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259. Our capital resources remain limited: therefore, we will need to secure additional operating capital to continue operations substantially beyond the second quarter of 2020. A sale of common stock and warrants, a convertible instrument or additional partnering of licensed rights are possible sources of operating capital in the future. In addition, the length of time required for clinical trials varies substantially according to the type, complexity, novelty and intended use of a product candidate. Some of the factors that could impact our liquidity and capital needs include, but are not limited to:

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings in addition to a series of five convertible debt placements from October 2012 to January 2014. In June of 2016, we raised $1,520,000 by selling 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock to Sabby. On March 2, 2018 we entered into a warrant reprice and exercise and issuance agreement with Sabby, which, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. We received gross proceeds of approximately $1,029,000 pursuant to the exercise and issued 5,147,059 of common stock. Most recently, on February 27, 2019, we sold the 2019 Notes. The sale of the 2019 Notes and the 2019 Warrants will result in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred on February 27, 2019 and the second closing, also in the amount of $650,000, will occur within three days of the Company providing notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. ReGenTree has informed us that they now expect the ARISE-3 clinical trial to occur in the second quarter of 2019. Because the Company does not control the timing of the ARISE-3 clinical trial, we cannot be certain that this timing is correct or that it may not change. In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by Sabby Management as well as $125,000 for April 2019 warrant exercises. At present, with the receipt of the sale proceeds from the first closing, proceeds from the March and April warrant exercises coupled with the anticipated proceeds from the second closing, we will have sufficient cash to fund planned operations through the second quarter of 2020. Sabby Management continues to hold the March 2018 Warrants to purchase approximately 1,900,000 shares of stock which if exercised would result in approximately $240,000 in cash proceeds. We continuously monitor our cash use as well as the clinical timelines. We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets.

We have various strategic agreements and license agreements with GtreeBNT, ReGenTree and Lee’s. These license agreements provide for the opportunity for us to receive milestone payments upon specified commercial events and royalty payments in connection with any commercial sales of the licensed products in the respective territories. However, there are no assurances that we will be able to attain any such milestones or generate any such royalty payments under the agreements.

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

Our cash equivalents, which are generally comprised of Federally insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2019, these cash equivalents were $662,568. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of March 31, 2019, the change in fair value of our financial instruments would not have been material.

Item 4.	Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based upon this evaluation, management has concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital resources coupled with the proceeds from the February 2019 note sales and warrant exercises will only be sufficient to fund our operations through the second quarter of 2020.

Even though we sold the 2019 Notes in February and will receive proceeds of $1,300,000 and have received approximately $240,000 from the exercise of the warrants, these proceeds are only projected to fund our operations at the current level through the second quarter of 2020, therefore we will need to secure additional operating capital to continue operations substantially beyond the second quarter of 2020. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital in 2019 or early 2020 and are evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets, either of which could cause a reduction in the trading price of our common stock.

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

Emerging biotechnology companies like ours may raise capital through corporate collaborations and by licensing intellectual property rights to other biotechnology or pharmaceutical enterprises. We intend to pursue this strategy, but there can be no assurance that we will be able to enter into additional license agreements with respect to our intellectual property or product development programs on commercially reasonable terms, if at all. There are substantial challenges and risks that will make it difficult to successfully implement any of these alternatives. If we are successful in raising additional capital through such a license or collaboration, we may have to give up valuable rights to our intellectual property. In addition, the business priorities of a strategic partner may change over time, which creates the possibility that the interests of the strategic partner in developing our technology may diminish and could have a potentially material negative impact on the value of our interest in the licensed intellectual property or product candidates.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future and may increase, as we pursue our product development efforts related to Tß4. As of March 31, 2019, our accumulated deficit totaled approximately $106 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2018 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report in February 2019 we sold the 2019 Notes and will receive proceeds of $1,300,000 and we have received approximately $240,000 from the exercise of the warrants, these proceeds are only projected to fund our operations at the current level through the second quarter of 2020. We will need to secure additional operating capital to continue operations substantially beyond the second quarter of 2020. Therefore, we are seeking sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Our success will depend in part on our, or our partners’ ability to obtain, defend and enforce patents, both in the United States and abroad. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. As described elsewhere in this report, we currently do not have adequate financial resources to fund our ongoing business activities substantially beyond the second quarter of 2020 without additional funding. As a result of our current financial condition, we continuously evaluate our issued patents and patent applications and may decide to limit their therapeutic and/or geographic coverage in an effort to enhance our ability to focus on certain medical conditions and countries within our financial constraints. As a result, we may not be able to protect our intellectual property rights in indications and/or territories that we otherwise would, and, therefore, our ability to commercialize Tß4, if at all, could be substantially limited, which could have a material adverse impact on our future results of operations.

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

For the period from January 1, 2018 through May 7, 2019 the closing price of our common stock has ranged from $0.09 to $0.35, with an average daily trading volume of approximately 55,000 shares. Considering our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our officers, directors and principal stockholders together control approximately 50% of our outstanding common stock. Included in this group are previous stockholders of Sigma-Tau and its affiliates, which now have consolidated their holding into Essetifin S.p.A. which holds outstanding shares representing approximately 27% of our outstanding common stock and GtreeBNT which owns approximately 15.1% of our outstanding common stock. These stockholders also hold options, warrants, convertible promissory notes and stock purchase rights that provide them with the right to acquire significantly more shares of common stock. Accordingly, if these stockholders acted together they could control the outcome of all stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

As of March 31, 2019, there were outstanding options to purchase an aggregate of 8,094,825 shares of our common stock under our 2000, 2010 and 2018 incentive equity plans at exercise prices ranging from $0.14 per share to $0.64 per share and outstanding warrants to purchase 7,358,094 shares of our common stock at a weighted average exercise price of $0.21 per share. On February 27, 2019 we sold the 2019 Notes that will initially be convertible at $0.12 into 10,833,333 shares and the 2019 Warrants to purchase 8,125,000 shares with an exercise price of $0.18 per share. In March 2018 we entered into a warrant reprice and exercise and issuance agreement (the “Reprice Agreement”) with the holders of the warrants issued in June 2016. Under the terms of the Reprice Agreement, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of 5,147,059 warrants was reduced to $0.20 per share. As further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. Pursuant to the terms of the Reprice Agreement the exercise price of the new warrants has been reduced to $0.125 as a result of the February 2019 convertible note sale. Subsequent to the exercise price to $0.125, the warrant holders have exercised warrants for 1,925,000 shares of common stock and we have received exercise proceeds of approximately $240,000. In addition to the notes, options and warrants described above, we had previously issued five series of convertible promissory notes of which one remained outstanding. In January 2014, we sold a series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes matured in January 2019 and, along with the accrued interest were converted into common stock. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.

Exhibit No.	Description of Exhibit

10.1	Form of Convertible Note Purchase Agreement February 2019

10.2	Form of Convertible Promissory Note February 2019

10.3	Form of Common Stock Warrant February 2019

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2019 and December 31, 2018; (ii) Condensed Statements of Operations for the three months ended March 31, 2019 and 2018; (iii) Condensed Statement of Changes in Stockholders’ Deficit for the three months ended Match 31, 2019 and 2018; (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (v) Notes to Condensed Financial Statements.

*	Filed herewith. Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto.
**	Furnished herewith. This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: May 15, 2019	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)

