Form 10-Q
period 2019-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2019-08-14
CIK 707511

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

131,506,494 shares of common stock, par value $0.001 per share, were outstanding as of August 7, 2019.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2019

Part I – Financial Information

Item 1. Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)	(See Note 1)

ASSETS
Current assets
Cash and cash equivalents	$1,170,710	$237,261
Prepaid expenses and other current assets	44,059	36,609
Total current assets	1,214,769	273,870
Property and equipment, net of accumulated depreciation of $99,253 and $97,921	86	1,418
Operating lease right-of-use asset	43,091	-
Other assets	5,752	5,752
Total assets	$1,263,698	$281,040

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$58,319	$92,433
Unearned revenue	76,761	76,761
Accrued expenses	61,658	91,058
Convertible promisory notes	-	54,754
Current portion of operating lease liability	47,226	-
Total current liabilities	243,964	315,006

Long-term liabilities
Unearned revenue	2,139,706	2,178,087
Convertible promisory notes - net of discount	636,466	-
Total liabilities	3,020,136	2,493,093

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 131,506,494 and 128,432,478 issued and outstanding	131,507	128,433
Additional paid-in capital	104,797,297	103,541,291
Accumulated deficit	(106,685,242)	(105,881,777)
Total stockholders' deficit	(1,756,438)	(2,212,053)
Total liabilities and stockholders' deficit	$1,263,698	$281,040

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$19,190	$12,504	$38,381	$31,286

Operating expenses
Research and development	26,337	18,854	41,641	37,699
General and administrative	344,799	335,758	671,547	699,829
Total operating expenses	371,136	354,612	713,188	737,528
Loss from operations	(351,946)	(342,108)	(674,807)	(706,242)

Other income (expense)
Interest income	2,945	-	2,945	-
Inducement expense	-	-	-	(582,904)
Interest expense	(39,447)	(25,766)	(49,037)	(64,592)
Total other income (expense)	(36,502)	(25,766)	(46,092)	(647,496)
Loss before taxes	(388,448)	(367,874)	(720,899)	(1,353,738)

Provision for income taxes	-	-	-	-

Net loss	(388,448)	(367,874)	(720,899)	(1,353,738)

Deemed dividend related to warrants down round provision	-	-	(82,566)	-

Net loss attributable to common shareholders	$(388,448)	$(367,874)	$(803,465)	$(1,353,738)

Basic net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	131,264,736	119,637,282	130,426,134	115,671,709
Weighted average number of common shares outstanding - diluted	131,264,736	119,637,282	130,426,134	115,671,709

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Changes in Stockholders' Deficit

(unaudited)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2018	128,432,478	$128,433	$103,541,291	$(105,881,777)	$(2,212,053)
Issuance of common stock - note conversions	1,149,016	1,149	67,792	-	68,941
Issuance of common stock - warrant exercises	925,000	925	114,700	-	115,625
Warrants issued with debt	-	-	174,221	-	174,221
Debt discount related to beneficial conversion feature	-	-	174,221	-	174,221
Deemed dividend related to warrant reprice	-	-	82,566	(82,566)	-
Share-based compensation expense	-	-	54,755	-	54,755
Net loss	-	-	-	(332,451)	(332,451)
Balance, March 31, 2019	130,506,494	$130,507	$104,209,546	$(106,296,794)	$(1,956,741)
Issuance of common stock - warrant exercises	1,000,000	1,000	124,000	-	125,000
Warrants issued with debt	-	-	174,222	-	174,222
Debt discount related to beneficial conversion feature	-	-	174,222	-	174,222
Share-based compensation expense	-	-	115,307	-	115,307
Net loss	-	-	-	(388,448)	(388,448)
Balance, June 30, 2019	131,506,494	$131,507	$104,797,297	$(106,685,242)	$(1,756,438)

Balance, December 31, 2017	109,789,703	$109,790	$100,333,144	$(104,559,226)	$(4,116,292)
Issuance of common stock - note conversions	4,700,520	4,700	277,332	-	282,032
Issuance of common stock - warrant exercises	5,147,059	5,147	1,024,265	-	1,029,412
Inducement expense related to warrant reprice	-	-	582,904	-	582,904
Offering expense related to warrant reprice	-	-	(85,565)	-	(85,565)
Culmulative effect adjustment from adoption of
ASU 2017-11	-	-	614,167	671,002	1,285,169
Share-based compensation expense	-	-	60,168	-	60,168
Net loss	-	-	-	(985,864)	(985,864)
Balance, March 31, 2018	119,637,282	$119,637	$102,806,415	$(104,874,088)	$(1,948,036)
Culmulative effect adjustment from adoption of
Share-based compensation expense	-	-	60,177	-	60,177
Net loss	-	-	-	(367,874)	(367,874)
Balance, June 30, 2018	119,637,282	$119,637	$102,866,592	$(105,241,962)	$(2,255,733)

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

	For the Six months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(720,899)	$(1,353,738)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,332	1,421
Amortization of right-of-use asset	16,731	-
Non-cash share-based compensation	170,062	120,345
Non-cash interest expense	33,598	49,324
Inducement expense	-	582,904
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,450)	(5,730)
Accounts payable	(34,114)	(27,806)
Accrued expenses and other current liabilites	(9,866)	1,775
Operating lease liability	(18,189)	-
Unearned revenue	(38,381)	168,714
Net cash used in operating activities	(607,176)	(462,791)

Financing activities:
Payment of offering costs	-	(85,565)
Proceeds from the sale of convertible notes	1,300,000	-
Proceeds from the exercise of stock warrants	240,625	1,029,412
Net cash provided by financing activities	1,540,625	943,847

Net increase in cash and cash equivalents	933,449	481,056

Cash and cash equivalents at beginning of period	237,261	181,708
Cash and cash equivalents at end of period	$1,170,710	$662,764

Supplemental Disclosures of Non-Cash Operating and Financing Activities
Conversion of promissory notes to common stock	$55,000	$225,000

Conversion of accrued interest to common stock	$13,941	$57,032

Fair value of warrants issued to placement agent	$-	$15,545

Cumulative effect of adjustment from adoption of ASU 2017-11	$-	$1,285,169

Establish right-of-use asset	$59,822	$-

Establish operating lease liability	$65,415	$-

Issuance of warrants in conjunction with issuance of convertible notes	$348,443	$-

Beneficial conversion feaure on issuance of convertible notes	$348,443	$-

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

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

Since inception through June 30, 2019, we have an accumulated deficit of $107 million and we had cash and cash equivalents of $1,170,710 as of June 30, 2019. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. On February 27, 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2019 Notes”). The sale of the 2019 Notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred on February 27, 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019, after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in patients with dry eye syndrome (“DES”) sponsored by ReGenTree (see Note 7). The 2019 Notes contain a $0.12 conversion price and the purchasers also received a warrant exercisable at $0.18 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible (the “2019 Warrants”). In March and April 2019, we received proceeds of $115,625 and $125,000, respectively, pursuant to the exercise of warrants held by Sabby Management (the “Sabby Warrants”). At present, with the receipt of the sale proceeds from the first closing and proceeds from the March and April warrant exercises, coupled with the proceeds from the second closing, we will have sufficient cash to fund planned operations through the second quarter of 2020.

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

The accompanying December 31, 2018 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the six-month period ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other future period.

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

ROU Assets.

ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. As of June 30, 2019, no impairment was noted.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which amends the existing accounting standards for leases. The new standard requires lessees to record an ROU asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases), whereas under prior accounting standards, the Company’s lease portfolio consists of an operating lease and was not recognized on its condensed balance sheets. The new standard also requires expanded disclosures regarding leasing arrangements. The new standard was effective for the Company beginning January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an alternative modified transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption with prior periods not restated. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We adopted this guidance effective January 1, 2019, using the following practical expedients:

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

Upon adoption of the new guidance on January 1, 2019, we recorded a ROU asset of approximately $60,000 (net of existing deferred rent liability) and recognized a lease liability of approximately $65,000, with no resulting cumulative effect adjustment to accumulated deficit.

In August 2018, the SEC issued a final rule that amends certain disclosure requirements that were duplicative, outdated or superseded. In addition, the final rule expanded the financial reporting requirements for changes in stockholders’ equity for interim reporting periods. The Company adopted the new guidance on January 1, 2019, with no material impact to the condensed financial statements.

The Company has evaluated all other issued and unadopted ASUs and believes the adoption of these standards will not have a material impact on its results of operations, financial position or cash flows.

2.	Net Income (Loss) per Common Share

Basic net income (loss) per common share for the three-and six-month periods ended June 30, 2019 and 2018 is based on the weighted-average number of shares of common stock outstanding during the periods. Diluted loss per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred. Potentially dilutive shares are excluded because the effect is antidilutive. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the reporting period. The potentially dilutive securities include 31,175,178 shares and 20,212,715 shares in 2019 and 2018, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants.

3.	Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) and amortize that cost over the expected term of the grant. We recognized $115,307 and $60,177 in stock-based compensation expense for the three months ended June 30, 2019 and 2018. We recognized $170,062 and $120,345 in stock-based compensation expense for the six months ended June 30, 2019 and 2018, respectively.

We issued 2,415,000 stock options to employees, consultants and directors during the six months ended June 30, 2019. We did not issue any options to employees, consultants and directors during the six months ended June 30, 2018. We used the following forward-looking range of assumptions to value the stock options issue in 2019:

2019

Dividend yield	0.0%
Risk-free rate of return	2.15%
Expected life in years	5.88
Volatility	93.59%
Forfeiture rate	2.6%

A summary of the Company’s stock options for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding, December 31, 2018	9,044,825	$0.28
Granted	2,415,000	$0.21
Exercised	-	$-
Forfeited	(1,538,575)	$0.22
Options Outstanding, June 30, 2019	9,921,250	$0.28	5.9 years	$5,700
Vested and unvested but expected to vest, June 30, 2019	9,747,181	$0.28	5.9 years	$5,700
Exercisable at June 30, 2019	6,406,250	$0.31	4.1 years	$5,700

The average expected life was determined using historical data. We expect to recognize the compensation cost related to non-vested options as of June 30, 2019 of $468,046 over the weighted average remaining recognition period of 1.4 years.

4.	Income Taxes

As of June 30, 2019, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2019; no changes in settled tax years have occurred through June 30, 2019. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

Level 3 — Unobservable inputs.

As of June 30, 2019 and December 31, 2018, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in cash and cash equivalents valued at $1,170,710 and $237,261, respectively, using Level 1 inputs.

6.	Convertible Notes

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

2014 Convertible Notes

On January 7, 2014, we completed a private placement of convertible notes raising an aggregate of $55,000 in gross proceeds (the “January 2014 Notes”).   The January 2014 Notes bore interest at a rate of five percent (5%) per annum, matured sixty (60) months after their date of issuance and were convertible into shares of our common stock at a conversion price of six cents ($0.06) per share (subject to adjustment as described in the January 2014 Notes) at any time prior to repayment, at the election of the investor.  In the aggregate, the Notes were initially convertible into up to 916,667 shares of our common stock.

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

2019 Convertible Notes

On February 27, 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder. The sale of the notes resulted in gross proceeds to the Company of $1,300,000 over two closings (the “2019 Notes”). The first closing in the amount of $650,000 occurred on February 27, 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. The 2019 Notes will mature on March 1, 2024. The 2019 Notes bear interest at a rate of five percent (5%) per annum and are convertible into shares of our common stock at a conversion price of twelve cents ($0.12) per share (subject to adjustment as described in the 2019 Notes) at any time prior to repayment, at the election of the investors. In the aggregate, the 2019 Notes issued in both closings are convertible into up to 10,833,333 shares of our common stock excluding interest.

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

In connection with the issuance of the 2019 Notes we also issued warrants to each investor. The warrants are exercisable for an aggregate of 8,125,000 shares of common stock with an exercise price of eighteen cents ($0.18) per share for a period of five years (the “2019 Warrants”). The relative fair value of the 2019 Warrants issued was $348,443 calculated using the Black-Scholes-Merton valuation model value of $0.06 with an expected and contractual life of five years, an assumed volatility of 67.86%, and a risk-free interest rate of 2.49%. The 2019 warrants are classified in equity.

The Company allocated $348,443 of the gross proceeds to the warrants, on a relative fair value basis. In addition, because the effective conversion price of the 2019 Notes was less than the fair value of the underlying common stock on the issuance date, we allocated the intrinsic value of that feature to additional paid in capital. The debt discount created by the 2019 Warrants and beneficial conversion feature will be amortized over the term of the 2019 Notes as additional interest expense using the effective interest method.

The affiliated investors, and the principal amount of their respective 2019 Notes purchase are as set forth below:

Investor	Note Principal
Essetifin S.p.A.	$1,000,000
Joseph C. McNay	$25,000
J.J. Finkelstein	$25,000
Mauro Bove	$10,000
Allan L. Goldstein	$5,000
R. Don Elsey	$5,000

Essetifin S.p.A., our largest stockholder, is currently the holder of all of our securities previously held by Sigma-Tau and its affiliates. . The other listed investors are members of our Board of Directors including Mr. Finkelstein, who serves as our CEO, and Dr. Goldstein who serves as our Chief Scientific Advisor and Chairman of our Board of Directors.

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

March 2013 Notes	$-	$-	$-	$14,192

July 2013 Notes	-	4,644	-	9,092

September 2013 Notes	-	17,633	-	34,489

January 2014 Notes	-	3,489	479	6,819

2019 Notes	39,447	-	48,558	-

Total	$39,447	$25,766	$49,037	$64,592

7.	License Agreements

Joint Venture Agreement – ReGenTree.

On January 28, 2015, the Company entered into the Joint Venture Agreement with GtreeBNT, a stockholder in the Company. The Joint Venture Agreement provides for the creation of the Joint Venture, jointly owned by the Company and GtreeBNT. ReGenTree LLC (“ReGenTree” or “Joint Venture”) will commercialize RGN-259 for treatment of dry eye syndrome and neurotrophic keratopathy in the United States and Canada.

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

Under the License Agreement for RGN-259, our preservative-free eye drop product candidate, GtreeBNT will have the right to develop and commercialize RGN-259 in Asia (excluding China, Hong Kong, Taiwan, and Macau). The rights will be exclusive in Korea, Japan, Australia, New Zealand, Brunei, Cambodia, East Timor, Indonesia, Laos, Malaysia, Mongolia, Myanmar (Burma), Philippines, Singapore, Thailand, Vietnam, and Kazakhstan, and semi-exclusive in India, Pakistan, Bangladesh, Bhutan, Maldives, Nepal, Sri Lanka, Kyrgyzstan, Tajikistan, Turkmenistan and Uzbekistan, collectively, the Territory (the “259 Territory”). Under the 259 License Agreement, we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double digit percentage of any commercial sales of the licensed product sold by GtreeBNT in the 259 Territory. In late 2016, GtreeBNT informed us that it believes marketing approval in the U.S. will allow expedited marketing in Korea, possibly without the need for a clinical trial.

Under the License Agreement for RGN-137, our topical dermal gel product candidate, GtreeBNT will have the exclusive right to develop and commercialize RGN-137 in the U.S. (the “137 Territory”). Under the 137 License Agreement, we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double digit percentage of any commercial sales of the Company’s licensed product sold by GtreeBNT in the 137 Territory. In August 2017, we amended the License Agreement for RGN-137 held by GtreeBNT. Under the amendment, the 137 Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. Under the License Agreement, the Company received a series of non-refundable payments and is entitled to receive royalties on the future sales of products. The Company is accounting for the license agreement as a revenue arrangement. Since participation in the joint development committee is required, it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company assessed the license agreement in accordance with ASC 606. The Company evaluated the promised goods and services under the license agreement and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize RGN-137 and participation in the joint development committee. Revenue is being recognized on a straight-line basis over a period of 23 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation. Revenue will be recognized for future royalty payments as they are earned.

Lee’s Pharmaceutical.

We are a party to a license agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan (the “Lee’s License Agreement”). Lee’s previously filed an IND with the Chinese FDA (“CFDA”) to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's subsequently informed us that it received notice from CFDA declining its IND application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not yet been informed of a projected starting date for Phase 2 trials and believe that Lee’s intends to wait until the completion of ARISE-3 before undertaking clinical trials. In February 2019, the License Agreement was amended and assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. There are no economic changes to the License Agreement.

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

Subsequent to the reduction of the exercise price of the March Warrants to $0.125 in 2019, the March 2018 Investor exercised warrants for 925,000 shares of common stock and the Company received exercise proceeds of $115,625. The March 2018 Investor exercised additional warrants on April 23, 2019 for 1,000,000 shares of common stock and the Company received exercise proceeds of $125,000.

9.	Leases

In February 2017, we amended our office lease agreement and the term was extended through July 2020. During the extended term, our rental payments will average approximately $4,000 per month. Pursuant to the adoption of ASC 842, our facility lease is our only existing lease as of June 30, 2019 and is classified as operating lease. Our facility lease does not have a renewal option although we believe we will be able to extend or renew the lease if desired. The discount rate used in the calculation of our lease liability is approximately 20%, which is based on our estimate of the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

Upon adoption the minimum lease payments were:

The future minimum rent payments as of January 1, 2019, were as follows:

2019	$48,101

2020	28,850

Total	$76,951

Rent expense for the three months and six months ended June 30, 2018 was $9,656 and $29,817, respectively.

The following table summarizes the Company’s recognition of its operating lease:

June 30, 2019
Assets
Operating lease right-of-use asset	$43,091
Total lease assets	$43,091

Liabilities
Current
Current portion of operating lease liability	$47,226
Non-current
Operating lease liability	-
Total lease liabilities	$47,226

Rent expense, consisting of minimum operating lease payments and variable lease payments for pass through items such as common area maintenance and real estate taxes for the three and six months ended June 30, 2019 is recorded in G&A and consisted of the following:

	Three months ended June 30,	Six months ended June 30,
	2019	2019

Operating lease cost	$12,055	$23,992
Variable lease costs	1,402	2,766

Total lease costs	$13,457	$26,758

A maturity analysis of our operating lease minimum lease payments follows:

2019	$24,109
2020	28,850
Total	52,959

Discount factor	(5,733)
Total lease liabilties	$47,226

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Current Financial Status

On February 27, 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2019 Notes”). The sale of the 2019 Notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred on February 27, 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. The 2019 Notes contain a $0.12 conversion price and the purchasers also received a warrant exercisable at $0.18 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible (the “2019 Warrants”). In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by Sabby Management as well as $125,000 for April 2019 warrant exercises. At present, with the receipt of the sale proceeds from the closing on the 2019 Notes and proceeds from the March and April warrant exercises, we will have sufficient cash to fund planned operations through the second quarter of 2020.

Current Clinical Status

In January 2015, we entered into a Joint Venture Agreement with GtreeBNT whereby we created ReGenTree LLC (“ReGenTree” or “Joint Venture”) jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye syndrome and neurotrophic keratopathy, an orphan indication in the United States.

To date ReGenTree has sponsored a Phase 2/3 clinical trial (“ARISE-1”) and Phase 3 clinical trials in patients with DES (“ARISE-2”) and in patients with neurotrophic keratopathy (“NK”) (“SEER-1”), all in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 trial and in October 2017, we reported the results of the ARISE-2 trial. The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc. pursuant a recent contract between the parties, demonstrated a number of statistically significant improvements in both signs and symptoms of DES with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. ReGenTree is proceeding with its RGN-259 development plan as discussed with the FDA in April 2018. Most recently, ReGenTree reaffirmed that the manufacturing of the investigational product for ARISE-3 has been completed and the protocol for the study has been finalized. ReGenTree and Ora, Inc. have entered into a contract for management of ARISE-3. ReGenTree, LLC recently initiated the study and the first patient was enrolled in the second quarter of 2019.

The NK trial (SEER-1), a smaller study in an orphan population, has enrolled 17 patients. In 2018, ReGenTree disclosed that 7 of 17 patients enrolled SEER-1 have completely healed. To participate in the trial the patients were required to have a persistent epithelial defect (non-healing corneal wound). While these preliminary observations are encouraging, it should be noted that the patients and treating physicians remain masked while the trial is on-going, so it is not known whether the healed patients are in the RGN-259 group, placebo group, or distributed among both. We expect ReGenTree will likely close SEER-1 and report top line results in patients accrued through closing during the second half of 2019.

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

In September 2015, ReGenTree began the Phase 2/3 ARISE-1 clinical trial in patients with DES (and the Phase 3 SEER-1 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 dry eye trial. In the trial, RGN-259 demonstrated statistically significant improvements in both signs and symptoms of dry eye with 0.05% and 0.1% RGN-259 compared to placebo in a dose dependent manner during a 28-day dosing period. While the primary outcome measures were not met, several key related pre-specified endpoints and subgroups of patients with more severe dry eye showed statistically significant treatment effects. These results confirm the findings from the previous Phase 2 trial providing clear direction for the clinical regulatory pathway and remaining registration trials for RGN-259. Shortly following the ARISE-1 trial, the FDA approved ReGenTree’s Phase 3 ARISE-2 dry eye protocol and we initiated the ARISE-2 trial that enrolled approximately 600 patients.

The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc., demonstrated a number of statistically significant improvements in both signs and symptoms of DES with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on DES and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified.

In February 2019, ReGenTree initiated a 700-patient ARISE-3 trial in patients with DES to confirm the results observed in ARISE-2. The first patient was enrolled in the second quarter of 2019.

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

Clinical Development — Venous Stasis Ulcers. In mid-2006, we began conducting a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with venous stasis ulcers. Venous stasis ulcers are a common type of chronic wound that develops on the ankle or lower leg in patients with chronic vascular disease. In these patients’ blood flow in the lower extremities is impaired leading to venous hypertension, edema (swelling) and mild redness and scaling of the skin that gradually progresses to ulceration. In 2009, we reported final data from that trial. Those results were both clinically and statistically significant.

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

Lee’s Pharmaceuticals.

We are a party to a license agreement with Lee’s Pharmaceutical for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. In February 2019, the License Agreement was assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. Lee’s previously filed an IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's subsequently informed us that it received notice from China's FDA declining its IND application for a Phase 2b dry eye clinical trial because the API was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not yet been informed of a projected starting date for Phase 2 trials but believe Lee’s intends to await the outcome of the ARISE-3 DES trial prior to initiating clinical trials in China.

GtreeBNT.

We are a party to a license agreement with GtreeBNT for the license of RGN-259 related to certain development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan). Separately, we licensed GtreeBNT the rights to RGN-137 which was recently amended as discussed above. GtreeBNT is currently our second largest stockholder. GtreeBNT filed an IND with the Korean Ministry of Food and Drug Safety to conduct a Phase 2/3 study with RGN-259 in patients with dry eye syndrome and in July 2015, received approval to conduct the trial. In late 2016, GtreeBNT informed us that it believes marketing approval in the U.S. will allow expedited marketing in Korea, possibly without the need for a clinical trial. At this point, we are still awaiting marketing approval in the U.S.

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

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

Revenues. For the three months ended June 30, 2019, we recorded revenue in the amount of $19,000 versus $13,000 recorded in the comparable 2018 period. The recognized amounts reflect revenue related to the amendment of the RGN-137 License Agreement held by GtreeBNT and license fees received from ReGenTree.

R&D Expenses. For the three months ended June 30, 2019, our R&D expenses increased by approximately $7,000, or 38% to $26,000 from $19,000 for the same period in 2018. The 2019 increase results from an increase in stock option expense of $7,000 in 2019 versus the 2018 period.

G&A Expenses. For the three months ended June 30, 2019, our G&A expenses increased slightly to $345,000, from $336,000 for the same period in 2018. The changes in the G&A expenses are reflected in several areas. Increases in facility (increase of $6,000), stock option compensation expense (increase of $48,000), travel (increase of $6,000), other (increase of $3,000) and insurance expense (increase $28,000) were offset by decreases in, professional services (decrease of $14,000), investor relations (decrease of $28,000), tax expense (decrease of $13,000) and personnel related expenses (decrease of $27,000). The changes in 2019 are reflective of several things including the timing of our patent activities, the adoption of new accounting principles in 2018 as well as the engagement of an investor relations firm in 2018. In 2019, we have seen increased D&O insurance expense and higher stock option compensation expense, as well as a decrease in salary because of a voluntary salary reduction by our CEO.

Net Loss. Our Statements of Operations reflects a net loss of $388,448 for the quarter ended June 30, 2019, as opposed to net loss of $367,874 for the quarter ended June 30, 2018.

Comparison of the six months ended June 30, 2019 and 2018

Revenues. For the six months ended June 30, 2019, we recorded revenue in the amount of $38,000 versus $31,000 in the 2018 period. Revenue in both periods relate to the recognition of the license fees received from ReGenTree and GtreeBNT.

R&D Expenses. For the six months ended June 30, 2019, our R&D expenses increased by approximately $4,000 or 10%, to $42,000 from $38,000 for the same period in 2018. The 2019 increase relates primarily to an increase in stock option expense of $3,000 in 2019 versus the 2018 period.

G&A Expenses. For the six months ended June 30, 2019, our G&A expenses decreased by approximately $28,000, or 4%, to $672,000 from $700,000 for the same period in 2018. The changes in the G&A expenses are reflected in several areas. Increases in stock option compensation expense (increase of $46,000), travel (increase of $4,000), other (increase of $4,000) and insurance expense (increase $39,000) were offset by decreases in, professional services (decrease of $11,000), investor relations (decrease of $26,000), tax expense (decrease of $30,000) and personnel related expenses (decrease of $54,000). The changes in 2019 are reflective of several things including the timing of our patent activities, the adoption of new accounting principles in 2018 as well as the engagement of an Investor Relations firm in 2018. In 2019, we have seen increased D&O insurance expense and higher stock option compensation expense, as well as a decrease in salary because of a voluntary salary reduction by our CEO.

Net Loss. Our Statements of Operations reflects a net loss of $720,899 for the six months ended June 30, 2019, versus a net loss of $1,353,738 recorded in the six months ended June 30, 2018. The 2018 period net loss reflects inducement expense of $582,904 related to the new warrant component of the March 2018 warrant reprice and exercise agreement (see Note 8).

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

We had cash and cash equivalents of $1,170,710 at June 30, 2019. Our current cash which includes the proceeds from the second closing of the February note sale as well as the proceeds from April warrant exercises will be sufficient to fund planned operations through the second quarter of 2020. We will need to secure additional funding in order to advance operations substantially beyond the second quarter of 2020. We may also receive funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Six Months Ended June 30, 2019 and 2018

Net cash used in operating activities was approximately $607,000 for the six months ended June 30, 2019 compared to approximately $463,000 used in operating activities for the six months ended June 30, 2018. We received gross proceeds of approximately $1,541,000 from the closings of the 2019 Notes as well as the exercise of warrants in the six months ended June 30, 2019. In 2018, we received gross proceeds of $1,029,000 pursuant to the March 2018 warrant reprice and exercise transaction.

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings in addition to a series of five convertible debt placements from October 2012 to January 2014. In June of 2016, we raised $1,520,000 by selling 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock to Sabby. On March 2, 2018, we entered into a warrant reprice and exercise and issuance agreement with Sabby, which, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. We received gross proceeds of approximately $1,029,000 pursuant to the exercise and issued 5,147,059 of common stock. Most recently, on February 27, 2019, we sold the 2019 Notes. The sale of the 2019 Notes and the 2019 Warrants resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred on February 27, 2019 and the second closing, also in the amount of $650,000, May 13, 2019 after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by Sabby Management as well as $125,000 for April 2019 warrant exercises. At present, with the receipt of the sale proceeds from the note closings and the proceeds from the March and April warrant exercises, we will have sufficient cash to fund planned operations through the second quarter of 2020. Sabby Management continues to hold the March 2018 Warrants to purchase approximately 1,900,000 shares of stock which if exercised would result in approximately $240,000 in cash proceeds. We continuously monitor our cash use as well as the clinical timelines. We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets.

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

Our cash equivalents, which are generally comprised of Federally insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2019, these cash equivalents were $1,170,710. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of June 30, 2019, the change in fair value of our financial instruments would not have been material.

Item 4.	Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based upon this evaluation, management has concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital will only be sufficient to fund our operations through the second quarter of 2020.

Even though we sold the 2019 Notes in February and have received proceeds of $1,300,000 and received approximately $240,000 from the exercise of the warrants, these proceeds are only projected to fund our operations at the current level through the second quarter of 2020, therefore we will need to secure additional operating capital to continue operations substantially beyond the second quarter of 2020. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital in 2019 or early 2020 and are evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets, either of which could cause a reduction in the trading price of our common stock.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future and may increase, as we pursue our product development efforts related to Tß4. As of June 30, 2019, our accumulated deficit totaled approximately $107 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2018 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, in February 2019 we sold the 2019 Notes for proceeds of $1,300,000 and we received approximately $240,000 from the exercise of the warrants, these proceeds are only projected to fund our operations at the current level through the second quarter of 2020. We will need to secure additional operating capital to continue operations substantially beyond the second quarter of 2020. Therefore, we are seeking sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Mauro Bove, a member of our Board is a consultant to Lee’s Pharmaceuticals, a relationship which could give rise to a conflict of interest for Mr. Bove.

Mauro Bove is a member of our Board of Directors and currently provides consulting services to Lee’s Pharmaceuticals Group in Hong Kong. There can be no assurance that we will ever receive any further payments from Lee’s under the current agreement established between RegeneRx and Lee’s. As a result of Mr. Bove’s relationship with Lee’s, Mr. Bove may have interests that are different from our other stockholders in connection with our agreement with Lee’s and circumstances may arise that require the exercise of the Board’s discretion with respect to Lee’s that require the exclusion of Mr. Bove.

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

For the period from January 1, 2018 through May 7, 2019, the closing price of our common stock has ranged from $0.09 to $0.35, with an average daily trading volume of approximately 55,000 shares. Considering our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our officers, directors and principal stockholders together control approximately 50% of our outstanding common stock. Included in this group is Essetifin S.p.A. which holds outstanding shares representing approximately 27% of our outstanding common stock and GtreeBNT which owns approximately 15.1% of our outstanding common stock. These stockholders also hold options, warrants, convertible promissory notes and stock purchase rights that provide them with the right to acquire significantly more shares of common stock. Accordingly, if these stockholders acted together they could control the outcome of all stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

As of March 31, 2019, there were outstanding options to purchase an aggregate of 8,094,825 shares of our common stock under our 2000, 2010 and 2018 incentive equity plans at exercise prices ranging from $0.14 per share to $0.64 per share and outstanding warrants to purchase 7,358,094 shares of our common stock at a weighted average exercise price of $0.21 per share. On February 27, 2019, we sold the 2019 Notes that will initially be convertible at $0.12 into 10,833,333 shares and the 2019 Warrants to purchase 8,125,000 shares with an exercise price of $0.18 per share. In March 2018, we entered into a warrant reprice and exercise and issuance agreement (the “Reprice Agreement”) with the holders of the warrants issued in June 2016. Under the terms of the Reprice Agreement, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of 5,147,059 warrants was reduced to $0.20 per share. As further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. Pursuant to the terms of the Reprice Agreement, the exercise price of the new warrants has been reduced to $0.125 as a result of the February 2019 convertible note sale. Subsequent to the exercise price to $0.125, the warrant holders have exercised warrants for 1,925,000 shares of common stock and we have received exercise proceeds of approximately $240,000. In addition to the notes, options and warrants described above, we had previously issued five series of convertible promissory notes of which one remained outstanding. In January 2014, we sold a series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes matured in January 2019 and, along with the accrued interest were converted into common stock. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2019 and December 31, 2018; (ii) Condensed Statements of Operations for the three months ended June 30, 2019 and 2018; (iii) Condensed Statement of Changes in Stockholders’ Deficit for the three months ended June 30, 2019 and 2018; (iv) Condensed Statements of Cash Flows for the three months ended June 30, 2019 and 2018; and (v) Notes to Condensed Financial Statements.

*	Filed herewith. Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto.

**	Furnished herewith. This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: August 14, 2019	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)

