Form 10-Q
period 2019-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2019-11-14
CIK 707511

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

131,506,494 shares of common stock, par value $0.001 per share, were outstanding as of November 7, 2019.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2019

Part I – Financial Information

Item 1. Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.
Condensed Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)	(See Note 1)
ASSETS
Current assets
Cash and cash equivalents	$881,821	$237,261
Prepaid expenses and other current assets	49,340	36,609
Total current assets	931,161	273,870
Property and equipment, net of accumulated depreciation of $99,339 and $97,921	-	1,418
Operating lease right-of-use asset	34,022	-
Other assets	5,752	5,752
Total assets	$970,935	$281,040

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$27,820	$92,433
Unearned revenue	76,761	76,761
Accrued expenses	76,706	91,058
Convertible promisory notes, net	-	54,754
Current portion of operating lease liability	37,370	-
Total current liabilities	218,657	315,006

Long-term liabilities
Unearned revenue	2,120,516	2,178,087
Convertible promisory notes, net	672,268	-
Total liabilities	3,011,441	2,493,093

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 131,506,494 and 128,432,478 issued and outstanding	131,507	128,433
Additional paid-in capital	104,847,136	103,541,291
Accumulated deficit	(107,019,149)	(105,881,777)
Total stockholders' deficit	(2,040,506)	(2,212,053)
Total liabilities and stockholders' deficit	$970,935	$281,040

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.
Condensed Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$19,190	$19,190	$57,571	$50,476

Operating expenses
Research and development	11,733	26,573	53,374	64,272
General and administrative	293,953	349,924	965,500	1,049,753
Total operating expenses	305,686	376,497	1,018,874	1,114,025
Loss from operations	(286,496)	(357,307)	(961,303)	(1,063,549)

Other income (expense)
Interest income	4,775	-	7,720	-
Inducement expense	-	-	-	(582,904)
Interest expense	(52,186)	(18,680)	(101,223)	(83,272)
Total other income (expense)	(47,411)	(18,680)	(93,503)	(666,176)
Loss before taxes	(333,907)	(375,987)	(1,054,806)	(1,729,725)

Provision for income taxes	-	-	-	-

Net loss	(333,907)	(375,987)	(1,054,806)	(1,729,725)

Deemed dividend related to warrants down round provision	-	-	(82,566)	-

Net loss attributable to common shareholders	$(333,907)	$(375,987)	$(1,137,372)	$(1,729,725)

Basic net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	131,506,494	122,924,921	130,790,212	118,116,015
Weighted average number of common shares outstanding - diluted	131,506,494	122,924,921	130,790,212	118,116,015

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.
Condensed Statements of Changes in Stockholders' Deficit
(unaudited)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2018	128,432,478	$128,433	$103,541,291	$(105,881,777)	$(2,212,053)
Issuance of common stock - note conversions	1,149,016	1,149	67,792	-	68,941
Issuance of common stock - warrant exercises	925,000	925	114,700	-	115,625
Warrants issued with debt	-	-	174,221	-	174,221
Debt discount related to beneficial conversion feature	-	-	174,221	-	174,221
Deemed dividend related to warrant reprice	-	-	82,566	(82,566)	-
Share-based compensation expense	-	-	54,755	-	54,755
Net loss	-	-	-	(332,451)	(332,451)
Balance, March 31, 2019	130,506,494	$130,507	$104,209,546	$(106,296,794)	$(1,956,741)
Issuance of common stock - warrant exercises	1,000,000	1,000	124,000	-	125,000
Warrants issued with debt	-	-	174,222	-	174,222
Debt discount related to beneficial conversion feature	-	-	174,222	-	174,222
Share-based compensation expense	-	-	115,307	-	115,307
Net loss	-	-	-	(388,448)	(388,448)
Balance, June 30, 2019	131,506,494	$131,507	$104,797,297	$(106,685,242)	$(1,756,438)
Share-based compensation expense	-	-	49,839	-	49,839
Net loss	-	-	-	(333,907)	(333,907)
Balance, September 30, 2019	131,506,494	$131,507	$104,847,136	$(107,019,149)	$(2,040,506)

Balance, December 31, 2017	109,789,703	$109,790	$100,333,144	$(104,559,226)	$(4,116,292)
Issuance of common stock - note conversions	4,700,520	4,700	277,332	-	282,032
Issuance of common stock - warrant exercises	5,147,059	5,147	1,024,265	-	1,029,412
Inducement expense related to warrant reprice	-	-	582,904	-	582,904
Offering expense related to warrant reprice	-	-	(85,565)	-	(85,565)
Culmulative effect adjustment from adoption of
ASU 2017-11	-	-	614,167	671,002	1,285,169
Share-based compensation expense	-	-	60,168	-	60,168
Net loss	-	-	-	(985,864)	(985,864)
Balance, March 31, 2018	119,637,282	$119,637	$102,806,415	$(104,874,088)	$(1,948,036)
Share-based compensation expense	-	-	60,177	-	60,177
Net loss	-	-	-	(367,874)	(367,874)
Balance, June 30, 2018	119,637,282	$119,637	$102,866,592	$(105,241,962)	$(2,255,733)
Issuance of common stock - note conversions	8,795,196	8,796	518,915	-	527,711
Share-based compensation expense	-	-	100,053	-	100,053
Net loss	-	-	-	(375,987)	(375,987)
Balance, September 30, 2018	128,432,478	$128,433	$103,485,560	$(105,617,949)	$(2,003,957)

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.
Condensed Statements of Cash Flows

	For the Nine months ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(1,054,806)	$(1,729,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,418	2,087
Amortization of right-of-use asset	25,800	-
Non-cash share-based compensation	219,901	220,398
Non-cash interest expense	69,400	62,584
Inducement expense	-	582,904
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,731)	(3,163)
Accounts payable	(64,613)	(34,642)
Accrued expenses and other current liabilites	5,182	20,520
Operating lease liability	(28,045)	-
Unearned revenue	(57,571)	149,523
Net cash used in operating activities	(896,065)	(729,514)

Financing activities:
Payment of offering costs	-	(85,565)
Proceeds from the sale of convertible notes	1,300,000	-
Proceeds from the exercise of stock warrants	240,625	1,029,412
Net cash provided by financing activities	1,540,625	943,847

Net increase in cash and cash equivalents	644,560	214,333

Cash and cash equivalents at beginning of period	237,261	181,708
Cash and cash equivalents at end of period	$881,821	$396,041

Supplemental Disclosures of Non-Cash Operating and Financing Activities
Conversion of promissory notes to common stock	$55,000	$646,000

Conversion of accrued interest to common stock	$13,941	$163,744

Fair value of warrants issued to placement agent	$-	$15,545

Cumulative effect of adjustment from adoption of ASU 2017-11	$-	$1,285,169

Establish right-of-use asset	$59,822	$-

Establish operating lease liability	$65,415	$-

Issuance of warrants in conjunction with issuance of convertible notes	$348,443	$-

Beneficial conversion feaure on issuance of convertible notes	$348,443	$-

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three and nine months ended September 30, 2019 and 2018 (Unaudited)

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

Since inception through September 30, 2019, we have an accumulated deficit of $107 million and we had cash and cash equivalents of $881,821 as of September 30, 2019. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. On February 27, 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2019 Notes”). The sale of the 2019 Notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred on February 27, 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019, after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in patients with dry eye syndrome (“DES”) sponsored by ReGenTree (see Note 7). The 2019 Notes contain a $0.12 conversion price and the purchasers also received a warrant exercisable at $0.18 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible (the “2019 Warrants”). In March and April 2019, we received proceeds of $115,625 and $125,000, respectively, pursuant to the exercise of warrants held by Sabby Management (the “Sabby Warrants”). At present, with the receipt of the sale proceeds from the first closing and proceeds from the March and April warrant exercises, coupled with the proceeds from the second closing, we will have sufficient cash to fund planned operations through the second quarter of 2020.

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

The accompanying December 31, 2018 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the nine-month period ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other future period.

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

ROU Assets.

ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. As of September 30, 2019, no impairment was noted.

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

2.       Net Income (Loss) per Common Share

Basic net income (loss) per common share for the three- and nine-month periods ended September 30, 2019 and 2018 is based on the weighted-average number of shares of common stock outstanding during the periods. Diluted loss per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred. Potentially dilutive shares are excluded because the effect is antidilutive. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the reporting period. The potentially dilutive securities include 31,175,178 shares and 14,474,649 shares in 2019 and 2018, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants.

3.       Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) and amortize that cost over the expected term of the grant. We recognized $49,839 and $100,053 in stock-based compensation expense for the three months ended September 30, 2019 and 2018, respectively. We recognized $219,901 and $220,398 in stock-based compensation expense for the nine months ended September 30, 2019 and 2018, respectively.

We issued 2,415,000 stock options to employees, consultants and directors during the nine months ended September 30, 2019. We issued 1,605,000 stock options to employees, consultants and directors during the nine months ended September 30, 2018. We used the following forward-looking range of assumptions to value the stock options issue in 2019 and 2018:

	2019	2018
Dividend yield	0.0%	0.0%
Risk-free rate of return	2.15%	2.76%
Expected life in years	5.88	5.88
Volatility	93.59%	88.57%
Forfeiture rate	2.6%	2.6%

A summary of the Company’s stock options for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding, December 31, 2018	9,044,825	$0.28
Granted	2,415,000	$0.21
Exercised	-	$-
Forfeited	(1,538,575)	$0.22
Options Outstanding, September 30, 2019	9,921,250	$0.28	5.7 years	$-
Vested and unvested but expected to vest, September 30, 2019	9,790,671	$0.28	5.7 years	$-
Exercisable at September 30, 2019	7,057,500	$0.30	4.2 years	$-

The average expected life was determined using historical data. We expect to recognize the compensation cost related to non-vested options as of September 30, 2019 of $418,207 over the weighted average remaining recognition period of 1.29 years.

4.       Income Taxes

As of September 30, 2019, we had no uncertain tax positions. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2019; no changes in settled tax years have occurred through September 30, 2019. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

As of September 30, 2019 and December 31, 2018, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in cash and cash equivalents valued at $881,821 and $237,261, respectively, using Level 1 inputs.

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

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
March 2013 Notes	$-	$-	$-	$14,192

July 2013 Notes	-	585	-	9,677

September 2013 Notes	-	15,172	-	49,661

January 2014 Notes	-	2,923	479	9,742

2019 Notes	52,186	-	100,744	-

Total	$52,186	$18,680	$101,223	$83,272

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

Under the License Agreement for RGN-259, our preservative-free eye drop product candidate, GtreeBNT will have the right to develop and commercialize RGN-259 in Asia (excluding China, Hong Kong, Taiwan, and Macau). The rights will be exclusive in Korea, Japan, Australia, New Zealand, Brunei, Cambodia, East Timor, Indonesia, Laos, Malaysia, Mongolia, Myanmar (Burma), Philippines, Singapore, Thailand, Vietnam, and Kazakhstan, and semi-exclusive in India, Pakistan, Bangladesh, Bhutan, Maldives, Nepal, Sri Lanka, Kyrgyzstan, Tajikistan, Turkmenistan and Uzbekistan, collectively, the Territory (the “259 Territory”). Under the 259 License Agreement, we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double digit percentage of any commercial sales of the licensed product sold by GtreeBNT in the 259 Territory. In late 2016, GtreeBNT informed us that it believes marketing approval in the U.S. will allow expedited marketing in Korea, possibly without the need for a clinical trial. We recently amended the License Agreement to extend certain required performance criteria until March 31, 2021 in the countries of Australia, New Zealand and Kazakhstan. There are no economic changes to the License Agreement.

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

9.      Leases

In February 2017, we amended our office lease agreement and the term was extended through July 2020. During the extended term, our rental payments will average approximately $4,000 per month. Pursuant to the adoption of ASC 842, our facility lease is our only existing lease as of September 30, 2019 and is classified as operating lease. Our facility lease does not have a renewal option although we believe we will be able to extend or renew the lease if desired. The discount rate used in the calculation of our lease liability is approximately 20%, which is based on our estimate of the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

Upon adoption the minimum lease payments were:

The future minimum rent payments as of January 1, 2019, were as follows:

2019	$48,101

2020	28,850

Total	$76,951

The following table summarizes the Company’s recognition of its operating lease:

September 30, 2019
Assets
Operating lease right-of-use asset	$34,022
Total lease assets	$34,022

Liabilities
Current
Current portion of operating lease liability	$37,370
Non-current
Operating lease liability	-
Total lease liabilities	$37,370

Rent expense, consisting of minimum operating lease payments and variable lease payments for pass through items such as common area maintenance and real estate taxes for the three and nine months ended September 30, 2019 is recorded in G&A and consisted of the following:

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
Operating lease cost	$12,054	$36,046
Variable lease costs	730	3,496

Total lease costs	$12,784	$39,542

Rent expense for the three months and nine months ended September 30, 2018 was $8,846 and $38,663, respectively.

A maturity analysis of our operating lease minimum lease payments follows:

2019	$12,054
2020	28,850
Total	40,904

Discount factor	(3,534)
Total lease liabilties	$37,370

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

To date ReGenTree has sponsored a Phase 2/3 clinical trial (“ARISE-1”) and Phase 3 clinical trials in patients with DES (“ARISE-2”) and in patients with neurotrophic keratopathy (“NK”) (“SEER-1”), all in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 trial and in October 2017, we reported the results of the ARISE-2 trial. The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc. pursuant a recent contract between the parties, demonstrated a number of statistically significant improvements in both signs and symptoms of DES with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. ReGenTree is proceeding with its RGN-259 development plan as discussed with the FDA in April 2018. Most recently, ReGenTree reaffirmed that the manufacturing of the investigational product for ARISE-3 has been completed and the protocol for the study has been finalized. ReGenTree and Ora, Inc. have entered into a contract for management of ARISE-3. ReGenTree, LLC has initiated the study and the first patient was enrolled in the second quarter of 2019. It is expected to be completed in the summer of 2020.

The NK trial (SEER-1), a smaller study in an orphan population, has enrolled 17 patients. In 2018, ReGenTree disclosed that 7 of 17 patients enrolled SEER-1 have completely healed. To participate in the trial the patients were required to have a persistent epithelial defect (non-healing corneal wound). While these preliminary observations are encouraging, it should be noted that the patients and treating physicians remain masked while the trial is on-going, so it is not known whether the healed patients are in the RGN-259 group, placebo group, or distributed among both. We expect ReGenTree will close SEER-1 shortly and top line data should be available in 2020.

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

In February 2017, our licensee for RGN-137, GtreeBNT, received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa (EB), a genetic disease that causes severe blistering of the skin and internal organs. In August 2017, the Company amended the License Agreement for RGN-137 held by GtreeBNT. Under the amendment the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. In December 2018, GtreeBNT initiated a small open trial in patients with EB to evaluate RGN-137 in such patients prior to sponsoring a larger Phase 3 trial. Three patients have been enrolled in the open clinical trial to date. It is hoped that 12 additional patients can be enrolled through 2020 now that all the clinical sites have received IRB approval.

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

In September 2015, ReGenTree began the Phase 2/3 ARISE-1 clinical trial in patients with DES and the Phase 3 SEER-1 clinical trial in patients with neurotrophic keratopathy (“NK”), both in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 dry eye trial. In the trial, RGN-259 demonstrated statistically significant improvements in both signs and symptoms of dry eye with 0.05% and 0.1% RGN-259 compared to placebo in a dose dependent manner during a 28-day dosing period. While the primary outcome measures were not met, several key related pre-specified endpoints and subgroups of patients with more severe dry eye showed statistically significant treatment effects. These results confirm the findings from the previous Phase 2 trial providing clear direction for the clinical regulatory pathway and remaining registration trials for RGN-259. Shortly following the ARISE-1 trial, the FDA approved ReGenTree’s Phase 3 ARISE-2 dry eye protocol and we initiated the ARISE-2 trial that enrolled approximately 600 patients.

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

In February 2019, ReGenTree initiated a 700-patient ARISE-3 trial in patients with DES to confirm the results observed in ARISE-2. The first patient was enrolled in the second quarter of 2019 and the trial is expected to be completed in the Summer of 2020.

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

RGN-137

Clinical Development — Epidermolysis Bullosa (EB).  Starting in 2005, we began conducting a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with EB. EB is a genetic disease of approximately 10 gene mutations that results in fragile skin and other epithelial structures (e.g., cornea and GI tract) that can blister spontaneously or separate at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. In severe cases, recurrent blistering and tissue loss may be life threatening. EB has been designated as an “orphan” indication by the FDA’s Office of Orphan Drugs. We closed the Phase 2 trial in late 2011 and we submitted the final report to the FDA in 2014. Subsequently, we licensed RGN-137 to GtreeBNT for development in the U.S. and EU. In February 2017, GtreeBNT received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with EB. Recently, the FDA modified efficacy requirements in EB patients from complete wound closing to partial wound closing, which has had a positive impact on clinical trial design. Our licensee initiated a Phase 2 open clinical trial on EB patients in the U.S. in December 2018, and 3 of 15 patents have been enrolled to date.

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

Lee’s Pharmaceuticals.

We are a party to a license agreement with Lee’s Pharmaceutical for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. In February 2019, the License Agreement was assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. Lee’s previously filed an IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's subsequently informed us that it received notice from China's FDA declining its IND application for a Phase 2b dry eye clinical trial because the API was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not yet been informed of a projected starting date for Phase 2 trials but believe Lee’s intends to await the outcome of the ARISE-3 DES trial prior to initiating clinical trials in China. Lee’s has assigned the license to its subsidiary China Ophthalmology Focus Ltd.

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

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

Revenues. For the three months ended September 30, 2019, we recorded revenue in the amount of $19,000 versus $19,000 recorded in the comparable 2018 period. The recognized amounts reflect revenue related to the amendment of the RGN-137 License Agreement held by GtreeBNT and license fees received from ReGenTree.

R&D Expenses. For the three months ended September 30, 2019, our R&D expenses decreased by approximately $15,000, or 56% to $12,000 from $27,000 for the same period in 2018. The 2019 decrease results from a decrease in stock option expense of $15,000 in 2019 versus the 2018 period.

G&A Expenses. For the three months ended September 30, 2019, our G&A expenses decreased by approximately $56,000 or 16% to $294,000, from $350,000 for the same period in 2018. The changes in the G&A expenses are reflected in several areas. Increases in facility (increase of $2,000) and investor relations (increase $16,000) were offset by decreases in, professional services (decrease of $24,000), stock option compensation expense (decrease of $35,000) and personnel related expenses (decrease of $15,000). The changes in 2019 are reflective of several things including the timing of our patent activities and the adoption of new accounting principles in 2018. The 2019 decrease reflects, a voluntary salary reduction by our CEO.

Net Loss. Our Statements of Operations reflect a net loss of $333,907 for the quarter ended September 30, 2019, as opposed to net loss of $375,987 for the quarter ended September 30, 2018.

Comparison of the nine months ended September 30, 2019 and 2018

Revenues. For the nine months ended September 30, 2019, we recorded revenue in the amount of $58,000 versus $50,000 in the 2018 period. Revenue in both periods relate to the recognition of the license fees received from ReGenTree and GtreeBNT.

R&D Expenses. For the nine months ended September 30, 2019, our R&D expenses decreased by approximately $11,000 or 17%, to $53,000 from $64,000 for the same period in 2018. The 2019 decrease relates to a decrease in stock option expense of $11,000 in 2019 versus the 2018 period.

G&A Expenses. For the nine months ended September 30, 2019, our G&A expenses decreased by approximately $84,000, or 8%, to $966,000 from $1,050,000 for the same period in 2018. The changes in the G&A expenses are reflected in several areas. Increases in stock option compensation expense (increase of $10,000), and insurance expense (increase $39,000) were offset by decreases in, professional services (decrease of $34,000), investor relations (decrease of $5,000), tax expense (decrease of $30,000) and personnel related expenses (decrease of $69,000). The changes in 2019 are reflective of several things including the timing of our patent activities, the adoption of new accounting principles in 2018 as well as, increased D&O insurance expense and higher stock option compensation expense and a decrease in salary because of a voluntary salary reduction by our CEO.

Net Loss. Our Statements of Operations reflect a net loss of $1,054,806 for the nine months ended September 30, 2019, versus a net loss of $1,729,725 recorded in the nine months ended September 30, 2018. The 2018 period net loss reflects inducement expense of $582,904 related to the new warrant component of the March 2018 warrant reprice and exercise agreement (see Note 8).

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

We had cash and cash equivalents of $881,821 at September 30, 2019. Our current cash which includes the proceeds from the second closing of the February note sale as well as the proceeds from April warrant exercises will be sufficient to fund planned operations through the second quarter of 2020. We will need to secure additional funding in order to advance operations substantially beyond the second quarter of 2020. We may also receive funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Nine Months Ended September 30, 2019 and 2018

Net cash used in operating activities was approximately $896,000 for the nine months ended September 30, 2019 compared to approximately $730,000 used in operating activities for the nine months ended September 30, 2018. We received gross proceeds of approximately $1,541,000 from the closings of the 2019 Notes as well as the exercise of warrants in the nine months ended September 30, 2019. In 2018, we received gross proceeds of $1,029,000 pursuant to the March 2018 warrant reprice and exercise transaction.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, RegeneRx has active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for ophthalmic trials are, in general, relatively fast, as opposed to most other clinical efforts: In February 2019, ReGenTree initiated a 700-patient ARISE-3 trial in patients with DES to confirm the results observed in ARISE-2. The first patient was enrolled in the second quarter of 2019 and the trial is expected to be completed in the Summer of 2020. We expect ReGenTree will likely close SEER-1 and report top line results in patients accrued through closing during the second half of 2019 shortly and top line data should be available in 2020.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our cash equivalents, which are generally comprised of Federally insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2019, these cash equivalents were $881,821. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of September 30, 2019, the change in fair value of our financial instruments would not have been material.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based upon this evaluation, management has concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future and may increase, as we pursue our product development efforts related to Tß4. As of September 30, 2019, our accumulated deficit totaled approximately $107 million.

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

Our strategy to license our intellectual property to various third parties operating in different geographic regions may lead to conflict where our licensees operate their businesses in geographic regions that overlap or where they otherwise have competing businesses.  Our licensees may pursue business strategies that are not aligned with ours or otherwise seek advantages over our other licensees.  If our licensees compete with each other or us it may reduce our ability to commercialize products with our intellectual property.  At least one of our licenses has indicated that it may be competitive with us or another of our licensees.

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

For the period from January 1, 2018 through November 7, 2019, the closing price of our common stock has ranged from $0.09 to $0.35, with an average daily trading volume of approximately 49,000 shares. Considering our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our officers, directors and principal stockholders together control approximately 49% of our outstanding common stock. Included in this group is Essetifin S.p.A. which holds outstanding shares representing approximately 26.6% of our outstanding common stock and GtreeBNT which owns approximately 14.9% of our outstanding common stock. These stockholders also hold options, warrants, convertible promissory notes and stock purchase rights that provide them with the right to acquire significantly more shares of common stock. Accordingly, if these stockholders acted together they could control the outcome of all stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

As of September 30, 2019, there were outstanding options to purchase an aggregate of 9,921,250 shares of our common stock under our 2000, 2010 and 2018 incentive equity plans at exercise prices ranging from $0.14 per share to $0.64 per share and outstanding warrants to purchase 10,420,594 shares of our common stock at a weighted average exercise price of $0.174 per share. On February 27, 2019, we sold the 2019 Notes that will initially be convertible at $0.12 into 10,833,333 shares and the 2019 Warrants to purchase 8,125,000 shares with an exercise price of $0.18 per share. In March 2018, we entered into a warrant reprice and exercise and issuance agreement (the “Reprice Agreement”) with the holders of the warrants issued in June 2016. Under the terms of the Reprice Agreement, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of 5,147,059 warrants was reduced to $0.20 per share. As further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. Pursuant to the terms of the Reprice Agreement, the exercise price of the new warrants has been reduced to $0.125 as a result of the February 2019 convertible note sale. Subsequent to reduction of the exercise price to $0.125, the warrant holders have exercised warrants for 1,925,000 shares of common stock and we have received exercise proceeds of approximately $240,000. In addition to the notes, options and warrants described above, we had previously issued five series of convertible promissory notes of which one remained outstanding. In January 2014, we sold a series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes matured in January 2019 and, along with the accrued interest were converted into common stock. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Amendment N. 1 to License Agreement dated February 25, 2019 between the Company and Lee’s Pharmaceutical (HK) Limited

10.2	Amendment No. 1 to RGN-259 License Agreement (PAN ASIA) dated September 17, 2019 between Company and GtreeBNT Co., Ltd.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2019 and December 31, 2018; (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2019 and 2018; (iii) Condensed Statement of Changes in Stockholders’ Deficit for the nine months ended September 30, 2019 and 2018; (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (v) Notes to Condensed Financial Statements.

*	Filed herewith. Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto.

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

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: November 14, 2019	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)