Form 10-K
period 2019-12-31
REGENERX BIOPHARMACEUTICALS INC
filed 2020-03-20
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐ Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

As of March 10, 2020, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $13 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as quoted on the Over-the-Counter Bulletin Board, or the OTC Bulletin Board, on March 10, 2020.

The number of shares outstanding of the registrant’s common stock as of March 10, 2020 was 133,441,788.

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

Current Financial Status

In February 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2019 Notes”). The sale of the 2019 Notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. The 2019 Notes contain a $0.12 conversion price and the purchasers also received a warrant exercisable at $0.18 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible (the “2019 Warrants”). In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by Sabby Management as well as $125,000 for April 2019 warrant exercises. In January 2020, Sabby exercised their remaining warrants and the Company received proceeds of $241,912. At present, with the receipt of the sale proceeds from the closing on the 2019 Notes and proceeds from the March and April 2019 and January 2020 warrant exercises, we will have sufficient cash to fund planned operations through the third quarter of 2020.

We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets. However, our ability to raise additional capital raises significant concerns about our ability to continue as a going concern. Since inception, and through December 31, 2019, we have an accumulated deficit of $107 million and we had cash and cash equivalents of $639,916 as of December 31, 2019. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials.

Current Clinical Status

In January 2015, we entered into a Joint Venture Agreement with GtreeBNT whereby we created ReGenTree LLC (“ReGenTree” or “Joint Venture”) jointly owned by us and GtreeBNT, which intends to commercialize RGN-259 for treatment of dry eye syndrome and neurotrophic keratitis, an orphan indication in the United States.

To date ReGenTree has completed a Phase 2/3 clinical trial (“ARISE-1”) and Phase 3 clinical trials in patients with DES (“ARISE-2”). Currently, it is sponsoring a Phase 3 clinical trial in patients with neurotrophic keratitis (“NK”) (“SEER-1”), and a Phase 3 trial in patients with DES (ARISE-3), both in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 trial and in October 2017, we reported the results of the ARISE-2 trial. The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc. pursuant to a contract between the parties, demonstrated a number of statistically significant improvements in both signs and symptoms of DES with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. ReGenTree is proceeding with its RGN-259 development plan as discussed with the FDA in April 2018. ReGenTree and Ora, Inc. entered into a contract for management of ARISE-3. ReGenTree has initiated the study, the first patient was enrolled in the second quarter of 2019, and it is expected to be completed in the Summer of 2020.

The NK trial (SEER-1), a smaller study in an orphan population, last reported enrollment of 17 patients. ReGenTree previously disclosed that 7 of 17 patients had completely healed. To participate in the trial the patients were required to have a persistent epithelial defect (non-healing corneal wound). While these preliminary observations are encouraging, it should be noted that the patients and treating physicians remained masked while the trial was on-going, so it was not known whether the healed patients were in the RGN-259 group, placebo group, or distributed among both. We expect ReGenTree to report top line data in the next few months.

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

In February 2017, our licensee for RGN-137, GtreeBNT, through its subsidiary, Lenus Therapeutics, LLC, received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa (EB), a genetic disease that causes severe blistering of the skin and internal organs. In August 2017, the Company amended the license agreement for RGN-137 held by GtreeBNT. Under the amendment the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. In December 2018, GtreeBNT initiated a small Phase 2 open trial in patients with EB to evaluate RGN-137 in such patients prior to sponsoring a larger Phase 3 trial. Three patients have been enrolled in the open clinical trial to date. It was reported in August 2019, that the first patient had positively responded to RGN-37. It is hoped that 12 additional patients can be enrolled through 2020 now that all the clinical sites have received IRB approval.

Currently, we have active partnerships in four major territories: North America, Europe, China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., most of Asia, and Europe, and RGN-259 in the EU. In August 2017 we amended the RGN-137 license agreement with GtreeBNT, expanding the territory to include Europe, Canada, South Korea, Australia and Japan. Regarding RGN-259, our goal is to wait until satisfactory results are obtained from the current ophthalmic clinical program in the U.S. before moving into the EU. This should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

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

In September 2015, ReGenTree began the Phase 2/3 ARISE-1 clinical trial in patients with DES and the Phase 3 SEER-1 clinical trial in patients with neurotrophic keratitis (“NK”), both in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 dry eye trial. In the trial, RGN-259 demonstrated statistically significant improvements in both signs and symptoms of dry eye with 0.05% and 0.1% RGN-259 compared to placebo in a dose dependent manner during a 28-day dosing period. While the primary outcome measures were not met, several key related pre-specified endpoints and subgroups of patients with more severe dry eye showed statistically significant treatment effects. These results confirm the findings from the previous Phase 2 trial providing clear direction for the clinical regulatory pathway and remaining registration trials for RGN-259. Shortly following the ARISE-1 trial, the FDA approved ReGenTree’s Phase 3 ARISE-2 dry eye protocol and we initiated the ARISE-2 trial that enrolled approximately 600 patients.

The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc., demonstrated a number of statistically significant improvements in both signs and symptoms of dry eye syndrome with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies, as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified.

In February 2019, ReGenTree initiated a 700-patient ARISE-3 trial in patients with dry eye syndrome to confirm the results observed in ARISE-2. The first patient was enrolled in the second quarter of 2019 and the trial is expected to be completed in the Summer of 2020.

Strategic Partnerships

Lee’s Pharmaceuticals. We are a party to a license agreement with Lee’s Pharmaceutical for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan (Greater China). In February 2019, the license was assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. Lee’s previously filed an IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's subsequently informed us that it received notice from China's FDA declining its IND application for a Phase 2 dry eye clinical trial because the API was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to the agreement to develop RGN-259 ophthalmic eye drops in Greater China. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and would now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. Recently, we have been in ongoing discussions with management of Zhaoke to further refine its development plan for RGN-259. We have not yet been informed of a projected starting date for Phase 2 trials but believe Lee’s is awaiting the outcome of the ARISE-3 DES trial prior to initiating clinical trials in China.

GtreeBNT. We are a party to a license agreement with GtreeBNT for the license of RGN-259 related to certain development and commercialization rights for RGN-259, in Asia (excluding Greater China). Separately, we licensed GtreeBNT the rights to RGN-137 which was recently amended as discussed above. GtreeBNT is currently our second largest stockholder. GtreeBNT filed an IND with the Korean Ministry of Food and Drug Safety to conduct a Phase 2/3 study with RGN-259 in patients with dry eye syndrome and in July 2015 received approval to conduct the trial. In late 2016 GtreeBNT informed us that it believes marketing approval in the U.S. will allow expedited marketing in Korea, possibly without the need for a clinical trial and, therefore, will await marketing approval in the U.S.

U.S. Joint Venture (ReGenTree, LLC).

We are a party to a Joint Venture Agreement with GtreeBNT and a license agreement with the Joint Venture Company, ReGenTree, LLC, for the commercialization of RGN-259 for treatment of dry eye and neurotrophic keratitis in the United States, as well as any other relevant ophthalmic indications.

In September 2015, ReGenTree began the Phase 2/3 ARISE-1 clinical trial in patients with dry eye syndrome (and the Phase 3 SEER-1 clinical trial in patients with neurotrophic keratitis (“NK”), both in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 dry eye trial. In the trial, RGN-259 demonstrated statistically significant improvements in both signs and symptoms of dry eye with 0.05% and 0.1% RGN-259 compared to placebo in a dose dependent manner during a 28-day dosing period. While the primary outcome measures were not met, several key related pre-specified endpoints and subgroups of patients with more severe dry eye showed statistically significant treatment effects. These results confirmed the findings from the previous Phase 2 trial providing clear direction for the clinical regulatory pathway and remaining registration trials for RGN-259. Shortly following the ARISE-1 trial, the FDA approved ReGenTree’s Phase 3 ARISE-2 dry eye, which enrolled approximately 600 patients.

The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc., demonstrated a number of statistically significant improvements in both signs and symptoms of dry eye syndrome with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. ReGenTree and ORA, Inc. initiated the study with the first patient enrolled in the second quarter of 2019. The trial is expected to be completed in the Summer of 2020.

RGN-352

During 2009, we completed a Phase 1a and Phase 1b clinical trial evaluating the safety, tolerability and pharmacokinetics of the intravenous administration of RGN-352 in 60 healthy subjects (40 in each group, 20 of whom participated in both phases). Based on the results of these Phase 1 trials and extensive preclinical efficacy data published in peer-reviewed journals, in the second half of 2010, we began start-up activities for a Phase 2 study to evaluate RGN-352 (Tß4 injectable solution) in patients who had suffered an AMI. We had planned to begin enrolling patients in this clinical trial in the second quarter of 2011. However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with the current Good Manufacturing Practices (cGMP) regulations. The manufacturer has since closed its manufacturing facility and filed for bankruptcy protection. The FDA prohibited us from using any of the active drug or placebo formulated by this manufacturer in human trials; consequently, we must have study drug (RGN-352 and RGN-352 placebo) manufactured by a new cGMP-compliant manufacturer in the event we seek to move forward with this trial. While we have identified a qualified manufacturer for RGN-352, we elected to postpone activities on this trial until the requisite funding or a partner is secured.

In addition to the potential application of RGN-352 for the treatment of cardiovascular disease, preclinical research published in the scientific journals Neuroscience and the Journal of Neurosurgery, among numerous others, indicates that RGN-352 may also prove useful for patients with multiple sclerosis, or MS, as well as patients suffering a stroke, traumatic brain injury, peripheral neuropathy, or spinal cord injury. In these preclinical studies, the administration of Tß4 resulted in regeneration of neuronal tissue by promoting remyelination of axons and stimulating oligodendrogenesis, resulting in improvement of neurological functional activity. In 2012, researchers studying Tß4 under a material transfer agreement (MTA) found that Tß4 had beneficial effects in animal models of peripheral neuropathy, one of the major complications of diabetes. This research was published in the journal of Neurobiology of Disease in 2012 and appears to corroborate previous findings using Tß4 for repair of central nervous system disorders. We are continuing to evaluate opportunities to develop RGN-352 in these medical fields, including government funding and private partnerships for a Phase 2a clinical trial to show proof-of-concept in each case while also talking with prospective strategic partners with the interest, capabilities and resources to further develop product candidate in these fields.

RGN-137

Clinical Development — Epidermolysis Bullosa (EB).  Starting in 2005, we began conducting a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with EB. EB is a genetic disease of approximately 10 gene mutations that results in fragile skin and other epithelial structures (e.g., cornea and GI tract) that can blister spontaneously or separate at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. In severe cases, recurrent blistering and tissue loss may be life threatening. EB has been designated as an “orphan” indication by the FDA’s Office of Orphan Drugs. We closed the Phase 2 trial in late 2011 and we submitted the final report to the FDA in 2014. In February 2017, GtreeBNT, our licensee for RGN-137, received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with EB. In December 2018 GtreeBNT initiated a small Phase 2 open trial in a limited number of patients with EB. Three patients have been enrolled to date. It was reported in August 2019, that the first patient had positively responded to RGN-137. It is hoped that 12 additional patients can be enrolled through 2020 now that all of the clinical sites have received IRB approval.

Clinical Development — Pressure Ulcers.  In late 2005, we began conducting a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with chronic pressure ulcers, commonly known as bedsores.

In January 2009, we reported final data from this trial. RGN-137 was well-tolerated at all three dose levels studied, with no dose-limiting adverse events, which achieved the primary objective of the study. A follow-on evaluation, reported at the 3rd International Symposium on the Thymosins in Health and Disease in March 2012, showed that for those pressure ulcer patients’ wounds that healed, RGN-137 mid dose (0.02% Tβ4 gel product) accelerated wound closure with a median time to healing of 22 days as compared to 57 days for the placebo. Although those results were clinically significant, they were not statistically significant.

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

Our Strategy

We seek to maximize the value of our product candidates by advancing their clinical development and then identifying suitable partners for further development, regulatory approval, and marketing. We intend to engage in strategic partnerships with companies with clinical development and commercialization strengths in desired pharmaceutical therapeutic fields. We are actively seeking partners with suitable infrastructure, expertise and a long-term initiative in our medical fields of interest. To that end, we have entered the licensing and joint ventures discussed above. We continue to control our ophthalmic assets (RGN-259) in the EU, while awaiting results of U.S. clinical trials. We also retain the cardiovascular and neurovascular assets (RGN-352) in the U.S. and EU and other territories in Asia to create a worldwide portfolio that we believe will be more attractive to multi-national pharmaceutical companies. We previously licensed RGN-137 to GtreeBNT for dermal wound healing in the U.S. and in August 2017, the we amended the license to include Europe, Canada, South Korea, Australia and Japan.

Manufacturing

We use a major contract manufacturer to produce bulk Tß4, which is the active pharmaceutical ingredient (API) in our product candidates by an established and proven manufacturing process known as solid-phase peptide synthesis. While we do not currently have long-term supply agreements in place, we and ReGenTree intend to establish a long-term supply arrangement with at least one manufacturer once practicable. No assurance can be given, however, that future agreements by us or our partners will be negotiated on favorable terms, or at all. Contractors are selected on the basis of their supply capability, ability to produce a product in accordance with Current Good Manufacturing Practice, or cGMP, requirements of the FDA and ability to meet our established specifications and quality requirements. Given our recent licensing and joint venture deals, our partner in Korea and the U.S. are working closely with our current primary contract manufacturer on the cGMP validation process and consistency runs, among other things, to prepare for the manufacture of bulk Tß4 for use in future clinical trials and commercialization of our formulated product candidates. Through ReGenTree we are also identifying and qualifying other potential API manufacturers. We will have access to the data resulting from this endeavor should we need to use it for purposes outside the licensed territories.

We and our licensees also use a number of outside contract manufacturers to formulate bulk Tß4 into our product candidates, RGN-137, RGN-259 and RGN-352. We use separate manufacturers for each formulation of Tß4. All of these formulations may require modifications, along with additional studies, as we advance our clinical development programs through commercialization.

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

RGN-259.  Most specialty ophthalmic companies have a number of products on the market that could compete with RGN-259. There are numerous antibiotics to treat eye infections to promote corneal wound healing and many eye lubrication products that are soothing to the eye and help eye healing, many of which are sold without prescriptions. Companies also market steroids to treat certain conditions within our area of interest. Allergan, Inc. markets Restasis®, Ophthalmic Emulsion, an FDA-approved eye drop used to treat dry eye. Restasis, and other products, have been approved for marketing in certain other countries where we have licensed RGN-259. Novartis is marketing the recently FDA-approved product, Xiidra®. We believe RGN-259 is different from Restasis® and Xiidra® and any other product or product candidate available for dry eye in that it actively promotes repair using a multi-faceted approach of increasing cell migration and laminin-5 production, and decreasing inflammation and apoptosis, without any noted adverse effects.

In 2018, Dompé Farmaceutici S.p.A. announced FDA approval of Oxervate™ to treat patients with neurotrophic keratitis. Oxervate™ is manufactured using a recombinant form of human nerve growth factor. It is used six times per day for two months and monthly treatment costs can be as high as $46,760 for one eye according to The Balance, a lifestyle journal covering health care trends and costs. Patients have reported eye pain, corneal deposits, foreign body sensation and inflammation, among other side effects associated with Oxervate™. We believe that RGN-259 is different from Oxervate™ in that it is faster acting, shows no adverse effects, and would likely be far less expensive.

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

We have received orphan drug designation from the FDA for RGN-137 for the treatment of EB and RGN-259 for the treatment of neurotrophic keratitis or NK, (now to be developed by ReGenTree). The FDA may designate a product or products as having orphan drug status to treat a disease or condition that affects less than 200,000 individuals in the United States, or, if patients of a disease number more than 200,000, the sponsor can establish that it does not realistically anticipate its product sales will be sufficient to recover its costs. If a product candidate is designated as an orphan drug, then the sponsor may receive incentives to undertake the development and marketing of the product, including grants for clinical trials, as well as a waiver of the user fees for submission of an NDA application. For example, as described above, we received a grant from the FDA for our Phase 2 clinical trial of RGN-137 to treat patients with EB.

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

Intellectual Property

We hold worldwide patents and patent applications covering peptide compositions, uses and formulations related to dermal and ophthalmic indications and other organ and tissue repair activities. In 2001, we entered into a license agreement with the NIH under which we received an exclusive worldwide license from the NIH for all claims within the scope of the NIH’s patent application, and any issued patents, covering the use of Tß4 as a tissue repair and regeneration factor. In 2007, patents were issued in Europe and the United States related to the original NIH patent application. These patents expired in July 2019. Corresponding patents have also been granted in Hong Kong, Australia and China and certain other territories. The issued European patent was opposed by a third party at the European Patent Office and, in December 2009, we argued the case before the Opposition Division of the European Patent Office in Munich, Germany and prevailed with certain amendments to the claims. In exchange for the exclusive license, we agreed to make certain minimum royalty and milestone payments to the NIH. This license agreement expired with the last of the issued patents. The expiration of the patents and license has no impact on our current programs.

We hold a U.S. patent relating to the use of Tß4 for the treatment of congestive heart failure. This patent was issued in January 2012. In 2006, we were issued a patent in China for the use of Tß4 to treat EB. We also hold two patents for the treatment of dry eye in the U.S. or through our in-license from Henry Ford Hospital System patents for certain neuro disorders, as well as peripheral neuropathy. Other patent applications for our various product candidates, if issued, will offer protection in the U.S. and certain other territories through 2033.

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

Material Agreements

National Institutes of Health

We are party to a license agreement with NIH under which we are obligated to pay an annual minimum royalty of $2,000. In 2013, we amended certain provisions of the exclusive license; we were permitted to credit amounts paid to prosecute or maintain the licensed patent rights during 2013 calendar year against the 2013 minimum annual royalty. Beginning in 2014, the minimum annual royalty was $2,000. Additionally, we are obligated to pay the NIH a percentage of sales of qualifying product candidates, if any. There have been no such sales to date. Through December 31, 2019, we have complied with all minimum royalty requirements, and no milestone payments have been required under the agreement. The patent expired in July 2019.

Lee’s Pharmaceuticals

On July 15, 2012, we entered into a license agreement with Lee’s Pharmaceutical for the license of Tß4 in any pharmaceutical formulation, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. The terms of the agreement include aggregate potential milestone payments of up to $3.6 million and royalties ranging from low double digit to high single digit royalties on commercial sales, if any. Under the agreement, Lee’s is responsible for all developmental costs associated with each product candidate. We provided Tß4 to Lee’s at no charge for a Phase 2 ophthalmic clinical trial and will provide Tß4 to Lee’s for all other developmental and clinical work at a price equal to our cost.

Lee’s originally filed an investigational new drug application IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee’s subsequently informed us that it received notice from China's FDA (CFDA) declining its investigational new drug (IND) application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. In February 2019, the agreement was amended and assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. There are no economic changes to the agreement. Recently, we have been in discussions with management of Zhaoke to further refine its development plan for RGN-259. We have not yet been informed of a projected starting date for Phase 2 trials but we believe Lee’s is awaiting the outcome of the ARISE-3 DES trial prior to initiating clinical trials in China.

GtreeBNT

On March 7, 2014, we entered into license agreements with GtreeBNT Co., Ltd. The two licensing agreements are for the license of territorial rights to two of our Thymosin Beta 4-based products candidates, RGN-259 and RGN-137.

Under the agreement for RGN-259, our preservative-free eye drop product candidate, GtreeBNT will have the right to develop and commercialize RGN-259 in Asia (excluding Greater China). The rights will be exclusive in Korea, Japan, Australia, New Zealand, Brunei, Cambodia, East Timor, Indonesia, Laos, Malaysia, Mongolia, Myanmar (Burma), Philippines, Singapore, Thailand, Vietnam, and Kazakhstan, and semi-exclusive in India, Pakistan, Bangladesh, Bhutan, Maldives, Nepal, Sri Lanka, Kyrgyzstan, Tajikistan, Turkmenistan and Uzbekistan, collectively, the Territory (the “259 Territory” or Pan Asia). Under the agreement for RGN-259 we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double-digit percentage of any commercial sales of the licensed product sold by GtreeBNT in the 259 Territory.

Under the license agreement for RGN-137, our topical dermal gel product candidate, GtreeBNT will have the exclusive right to develop and commercialize RGN-137 in the U.S. (the “137 Territory”). Under the agreement for RGN-137 we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double-digit percentage of any commercial sales of our licensed product sold by GtreeBNT in the 137 Territory. Under an amendment to the agreement for RGN-137, for which we were compensated, the 137 Territory was expanded to include Europe, Canada, South Korea, Australia and Japan.

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

The two firms have created a joint development committee and continue to discuss and the development of the licensed products and share information relating thereto. Both companies will also share all non-clinical and clinical data and other information related to the development of the licensed product candidates.

ReGenTree - U.S. Joint Venture

On January 28, 2015, we entered into the Joint Venture Agreement with GtreeBNT, a shareholder in the Company and licensee in certain Pan Asian countries. The Joint Venture Agreement provides for the creation of the Joint Venture, ReGenTree, LLC (“ReGenTree”), jointly owned by the Company and GtreeBNT that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratitis in the United States, as well as any other relevant ophthalmic indications.

GtreeBNT is solely responsible for funding all of the product development and commercialization efforts of ReGenTree. GtreeBNT made an initial contribution of $3 million in cash and received an initial equity stake of 51%. RegeneRx received and initial equity stake of 49% of ReGenTree. GtreeBNT’s equity stake may increase (and RegeneRx’s would proportionally decrease) upon ReGenTree achieving certain product development milestones (including receipt of a new drug application (“NDA”) by the U.S. FDA). GtreeBNT has subsequently funded the initial Phase 2b/3 and the ongoing Phase 3 U.S. clinical trials for dry eye syndrome and neurotrophic keratitis, respectively.

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

ReGenTree is controlled by a Board of Directors consisting of three members, one of which must be from RegeneRx. Certain critical matters require unanimous board approval, including merger, consolidation, or sale of the JV, transfer or licensing of any intellectual property, incurring indebtedness, and entering into any material agreements, among others.

ReGenTree is responsible for executing all development and commercialization activities under the Joint Venture Agreement, which activities will be directed by a joint development committee comprised of representatives of the Company and GtreeBNT. The agreement has a term that extends to the later of the expiration of the last patent covered by the agreement or 25 years from the first commercial sale under the agreement. The agreement may be earlier terminated if the Joint Venture fails to meet certain commercialization milestones, or if either party breaches the Joint Venture Agreement and fails to cure such breach, or as a result of government action that limits the ability of the Joint Venture to commercialize the product, as a result of a challenge to a licensed patent, following termination of the license between the Company and certain agencies of the United States federal government, or upon the bankruptcy of either party.

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

Employees

We currently have three full time employees including our President and CEO and one part time financial, accounting and SEC compliance consultant. We also retain three independent contractors. We believe that we have good relations with our employees and contractors.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital will only be sufficient to fund our operations through the third quarter of 2020.

Even though we sold the 2019 Notes in February and have received proceeds of $1,300,000 and received approximately $480,000, including approximately $240,000 in January 2020, from the exercise of the warrants, these proceeds are only projected to fund our operations at the current level through the third quarter of 2020, therefore we will need to secure additional operating capital to continue operations substantially beyond the third quarter of 2020. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital in 2020 and are evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets, either of which could cause a reduction in the trading price of our common stock.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of December 31, 2019, our accumulated deficit totaled approximately $107 million.

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

Further, recently some discount and major brokerage firms have implemented new rules regarding the deposit of penny stock shares into new or existing accounts where such stocks do not meet minimum price and volume requirements. Such rules may make it difficult or even prevent stockholders from timely selling their shares through such brokerage firms unless the shares meet such minimum requirements.

The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2019, contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, we will need to secure additional operating capital to continue operations beyond the third quarter of 2020. Therefore, we are seeking sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Risks Related to Our Business and Operations

Public health threats could have an adverse effect on our clinical trials and financial results.

Public health threats could adversely affect our ongoing or planned business operations. In particular, the novel coronavirus (COVID-19) has resulted in quarantines, restrictions on travel and other business and economic disruptions. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the partners and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted.

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

There can be no assurance that clinical trials sponsored by our partners will in fact demonstrate, to the satisfaction of the FDA and others, that our product candidates are sufficiently safe or effective. The FDA or we may also restrict or suspend our clinical trials at any time if it is believed that subjects participating in the trials are being exposed to unacceptable health risks.

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

GtreeBNT has informed us that they have limited financial resources. They have to continuously raise capital to fund research, development, clinical trials, and operations. Therefore, their ability to finance each of these areas is subject to its ability to secured adequate capital. While GtreeBNT has been able to finance each of these areas, to date, there is no assurance that they will be able to do so in the future. If GtreeBNT is unable to secure necessary financing to fund clinical trials or operations, it could have a material adverse impact on RGN-137 and RGN-259 and our ability to continue funding operations while these products are under development.

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

We have targeted our product candidate RGN-352 for cardiovascular and neurovascular indications. Most large pharmaceutical companies and many smaller biomedical companies are vigorously pursuing the development of therapeutics to treat patients after heart attacks or brain trauma and for other related indications.

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

Even if approved for marketing, our technologies and product candidates are unproven, and they may fail to gain market acceptance.

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

Our success will depend in part on our, or our partners’ ability to obtain, defend and enforce patents, both in the United States and abroad. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. As described elsewhere in this report, we currently do not have adequate financial resources to fund our ongoing business activities beyond the third quarter of 2020 without additional funding. Thus, we continuously evaluate our issued patents and patent applications and may decide to limit their therapeutic and/or geographic coverage in an effort to enhance our ability to focus on certain medical conditions and countries within our financial constraints. As a result, we may not be able to protect our intellectual property rights in indications and/or territories that we otherwise would, and, therefore, our ability to commercialize Tß4, if at all, could be substantially limited, which could have a material adverse impact on our future results of operations.

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

For the period from January 1, 2019 through March 10, 2020 the closing price of our common stock has ranged from $0.09 to $0.35, with an average daily trading volume of approximately 50,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our officers, directors and principal stockholders together control approximately 48% of our outstanding common stock. Included in this group are previous stockholders of Sigma-Tau and their affiliates, which now have consolidated their holding into Essetifin S.p.A. which holds outstanding shares representing approximately 26.2% of our outstanding common stock and GtreeBNT which owns approximately 14.7% of our outstanding common stock. These stockholders also hold options, warrants, convertible promissory notes and stock purchase rights that provide them with the right to acquire significantly more shares of common stock. Accordingly, if these stockholders acted together, they could control the outcome of all stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

As of December 31, 2019, there were outstanding options to purchase an aggregate of 9,821,250 shares of our common stock under our 2010 and 2018 incentive equity plans at exercise prices ranging from $0.16 per share to $0.64 per share and outstanding warrants to purchase 10,420,594 shares of our common stock at a weighted average exercise price of $0.17 per share. In February 2019 we sold a series of convertible promissory notes that will initially be convertible at $0.12 into 10,833,333 shares and also issued warrants to purchase 8,125,000 shares with an exercise price of $0.18 per share. In March 2018 we entered into a warrant reprice and exercise and issuance agreement (the “Reprice Agreement”) with the holders of the warrants issued in June 2016. Under the terms of the Reprice Agreement, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of 5,147,059 warrants was reduced to $0.20 per share. As further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. Pursuant to the terms of the Reprice Agreement the exercise of the new warrants has been reduced to $0.125 as a result of the February 2019 convertible note sale. In addition to the notes, options and warrants described above, we had previously issued five series of convertible promissory notes of which one remained outstanding. In January 2014, we sold a series of convertible promissory notes, which notes totaled $55,000 and are initially convertible into 916,667 shares of common stock at a conversion price of $0.06 per share. The notes matured in January 2019 and, along with the accrued interest were converted into common stock. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “RGRX.” Our common stock last traded at $0.19 on March 10, 2020.

The following table sets forth the high and low closing prices for our common stock, as reported by the OTC Bulletin Board, for the periods indicated. The quotations reported by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2019		2018
	High	Low	High	Low
First Quarter	$0.35	$0.10	$0.29	$0.20
Second Quarter	$0.24	$0.17	$0.24	$0.19
Third Quarter	$0.18	$0.13	$0.22	$0.16
Fourth Quarter	$0.18	$0.13	$0.20	$0.09

We have never declared or paid a cash dividend on our common stock and since all of our funds are committed to clinical research, we do not anticipate that any cash dividends will be paid on our common stock in the foreseeable future.

In February 27, 2019 we sold a series of convertible promissory notes to accredited investors including Essetifin S.p.A., our largest stockholder (the “2019 Notes”). The sale of in the 2019 Notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019, after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in patients with dry eye syndrome (“DES”) sponsored by ReGenTree. The 2019 Notes contain a $0.12 conversion price and are initially convertible into 10,833,333 shares of common stock. The purchasers also received a warrant exercisable at $0.18 to purchase additional 8,125,000 shares of common stock.

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

Current Financial Circumstances

In February 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2019 Notes”). The sale of the 2019 Notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. The 2019 Notes contain a $0.12 conversion price and the purchasers also received a warrant exercisable at $0.18 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible (the “2019 Warrants”). In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by Sabby Management as well as $125,000 for April 2019 warrant exercises. In January 2020, Sabby exercised their remaining warrants and the Company received proceeds of $241,912. At present, with the receipt of the sale proceeds from the closing on the 2019 Notes and proceeds from the March and April 2019 and January 2020 warrant exercises, we will have sufficient cash to fund planned operations through the third quarter of 2020.

Current Clinical Status

In January 2015, we entered into a Joint Venture Agreement with GtreeBNT whereby we created ReGenTree LLC (“ReGenTree” or “Joint Venture”) jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye syndrome and neurotrophic keratitis, an orphan indication in the United States.

To date ReGenTree has sponsored a Phase 2/3 clinical trial (“ARISE-1”) and Phase 3 clinical trials in patients with DES (“ARISE-2”). Currently, it is sponsoring a Phase 3 clinical trial in patients with neurotrophic keratitis (“NK”) (“SEER-1”), and a Phase 3 trial in patients with DES (ARISE-3), both in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 trial and in October 2017, we reported the results of the ARISE-2 trial. The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc. pursuant a recent contract between the parties, demonstrated a number of statistically significant improvements in both signs and symptoms of DES with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. ReGenTree is proceeding with its RGN-259 development plan as discussed with the FDA in April 2018. Most recently, ReGenTree reaffirmed that the manufacturing of the investigational product for ARISE-3 has been completed and the protocol for the study has been finalized. ReGenTree and Ora, Inc. have entered into a contract for management of ARISE-3. ReGenTree, LLC has initiated the study, the first patient was enrolled in the second quarter of 2019, and it is expected to be completed in the Summer of 2020.

The NK trial (SEER-1), a smaller study in an orphan population, last reported enrollment of 17 patients. ReGenTree previously disclosed that 7 of 17 patients had completely healed. To participate in the trial the patients were required to have a persistent epithelial defect (non-healing corneal wound). While these preliminary observations are encouraging, it should be noted that the patients and treating physicians remained masked while the trial was on-going, so it is not known whether the healed patients were in the RGN-259 group, placebo group, or distributed among both. We expect ReGenTree to report top line data should be available in the next few months.

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

In February 2017, our licensee for RGN-137, GtreeBNT, through its subsidiary, Lenus Therapeutics, LLC, received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa (EB), a genetic disease that causes severe blistering of the skin and internal organs. In August 2017, the Company amended the agreement for RGN-137 held by GtreeBNT. Under the amendment the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. In December 2018, GtreeBNT initiated a small Phase 2 open trial in patients with EB to evaluate RGN-137 in such patients prior to sponsoring a larger Phase 3 trial. Three patients have been enrolled in the open clinical trial to date. It was reported in August 2019, that the first patient had positively responded to RGN-137. It is hoped that 12 additional patients can be enrolled through 2020 now that all the clinical sites have received IRB approval.

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

In February 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2019 Notes”). The sale of the 2019 Notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by Sabby Management as well as $125,000 for April 2019 warrant exercises. In January 2020, Sabby exercised their remaining warrants and the Company received proceeds of $241,912. At present, with the receipt of the sale proceeds from the closing on the 2019 Notes and proceeds from the March and April 2019 and January 2020 warrant exercises, we will have sufficient cash to fund planned operations through the third quarter of 2020. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, government grants, or the sale of our company or certain of our intellectual property rights.

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

G&A costs include outside professional fees for legal, business development, audit and accounting services. G&A also includes cash and non-cash compensation, travel and other miscellaneous costs of our internal G&A personnel, two in total, who are wholly dedicated to G&A efforts. G&A also includes a proration of our common infrastructure costs for office space and communications. Our G&A expenses also include costs to maintain our intellectual property portfolio. Historically we have expanded our patent prosecution activities, and in some cases, we have filed patent applications for non-critical strategic purposes intended to prevent others from filing similar patent claims. We continue to closely monitor our patent applications in the United States, Europe and other countries with the advice of outside legal counsel to determine if they will continue to provide strategic benefits. In cases where we believe the benefit has been realized or it becomes unnecessary due to the issuance of other patents, or for other reasons that will not affect the strength of our intellectual property portfolio, we have and will continue to abandon these patent applications in order to reduce our costs of continued prosecution or maintenance.

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

Contract assets are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied. There were no contract assets as of December 31, 2019.

Contract liabilities result from arrangements where we have received payment in advance of performance under the contract. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.

We have the following amounts recorded for contract liabilities:

	December 31
	2019	2018
Unearned revenue	$2,178,086	$2,254,848

The contract liabilities amounts disclosed above as of December 31, 2019 and 2018, are primarily related to revenue being recognized on a straight-line basis over periods ranging from 23 to 30 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligations and represents the Company’s best estimate of the period of the obligation.

Variable Interest Entities

We have determined that the Joint Venture is a “variable interest entity”, since the total equity investment at risk is not sufficient to permit the Joint Venture to finance its activities without additional subordinated financial support. Further, because of GtreeBNT’s majority equity stake in the Joint Venture, voting control, control of the board of directors, and substantive management rights, and given that we do not have the power to direct the Joint Venture’s activities that most significantly impact its economic performance, we have determined that it is not the primary beneficiary of the Joint Venture and therefore is not required to consolidate the Joint Venture. We report our equity stake in the Joint Venture using the equity method of accounting because, while it does not control the Joint Venture, we can exert significant influence over the Joint Ventures activities by virtue of our board representation.

Because we are not obligated to fund the Joint Venture, and have not provided any financial support, and have no commitment to provide financial support in the future to the Joint Venture, the carrying value of our investment in the Joint Venture is zero at both December 31, 2019 and 2018. As a result, we are not recognizing our share of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point we will reduce our share of the Joint Venture’s net income by our share of previously suspended net losses. As of December 31, 2019, because we have not provided any financial support, we have no financial exposure as a result of its variable interest in the Joint Venture.

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

Results of Operations

Comparison of years ended December 31, 2019 and 2018

Revenues. For the year ended December 31, 2019, we recorded revenue in the amount of approximately $77,000 versus $70,000 recorded for the year ended December 31, 2018. The 2019 revenue reflects the amortization over 30 years of the payments we received under the original joint venture license agreement and the payment we received for the expansion of the territorial rights to include Canada in April 2016. The payments received under the 2017 RGN-137 license amendment were amortized for revenue over 23 years. The 2019 increase reflects license amendment fees being amortized for the full year.

Expenses — Research and development. For the year ended December 31, 2019, our R&D expenditures decreased by $16,000, or 20%, to $65,000, from approximately $81,000 in 2018. The limited R&D expenditures reflects the shift of our internal R&D efforts as our partners assume full responsibility for clinical development. The decrease in 2019 results from lower stock option expense versus 2018. We expect our R&D expenses will remain at low levels unless we decide to reinitiate internal R&D efforts for our unpartnered programs.

Expenses — General and administrative. For the year ended December 31, 2019, our G&A expenses decreased by approximately $38,000, or 3%, to $1,274,000 from $1,312,000 in 2018. Decreases are reflected in 2019 expenses for salaries (decrease of $50,000), professional fees (decrease of $51,000) and non-income based tax expense (decrease of $29,000). These decreases were partially offset by increases in insurance (increase of $53,000), sponsorship (increase of $5,000), travel (increase of $6,000), investor relations (increase of $2,000), stock option expense (increase of $10,000), facility and related (increase of $14,000), and license fees (increase of $2,000). We believe that our G&A expenses will remain at current levels as we wait for data from the upcoming clinical trials being conducted by our partners. If we enter into additional partnerships or other business transactions, including financings, we will incur additional legal and transaction related expenses.

Net Loss. Our statement of operations reflects a net loss of $1,404,247 for the year ended December 31, 2019 versus net loss of $1,993,553 for the year ended December 31, 2018. The 2018 net loss reflects an inducement expense of $582,904 related to the new warrant component of the March 2018 warrant reprice and exercise agreement. Losses from operations decreased in 2019 versus 2018, $1,261,881 and $1,323,369, respectively.

Liquidity and Capital Resources

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. In addition, we have primarily financed our operations through the equity or issuance of debt including the sale of a series of convertible promissory notes through private placements with accredited investors and the March and August 2014 private placements of common stock with GtreeBNT as well as our entry into the ReGenTree joint venture in early 2015. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2019 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of operating losses and dependence on future financing in order to meet our planned operating activities.

Our statement of operations reflects a net loss of $1,404,247 for the year ended December 31, 2019. We had cash and cash equivalents of $639,916 at December 31, 2019. In February 2019 we sold the 2019 Notes. The sale of the 2019 Notes resulted in gross proceeds to the Company of $1,300,000. In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by Sabby Management as well as $125,000 for April 2019 warrant exercises. In January 2020, Sabby exercised their remaining warrants and the Company received proceeds of $241,912. At present, with the receipt of the sale proceeds from the closing on the 2019 Notes and proceeds from the March and April 2019 and January 2020 warrant exercises, we will have sufficient cash to fund planned operations through the third quarter of 2020.

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

Net Cash Used in Operating Activities. Net cash used in operating activities was $1,138,000 and $888,000 for the years ended December 31, 2019 and 2018, respectively. In 2018, our statement of cash flows reflects a net inflow of $130,333 related to payments received under license agreements.

Net Cash Used in Investing Activities. We did not use any cash for investing activities in 2019 or 2018.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $1,541,000 and $944,000 for the years ended December 31, 2019 and 2018, respectively. In 2019, the cash provided by financing activities consisted of the proceeds from the sale of the 2019 Notes of $1,300,000 and $241,000 from the exercise of warrants, while in 2018, the cash provided by financing activities consisted of the proceeds from the exercise of warrants in March 2018.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, RegeneRx has active partnerships in four major territories: the U.S., Europe, China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for ophthalmic trials are, in general, relatively fast, as opposed to most other clinical efforts, ARISE-3, ReGenTree’s Phase 3 trial, was initiated and the first patient was enrolled in the second quarter of 2019 and enrollment is expected to be completed in the Summer of 2020. Top line data from the U.S. Phase 3 NK study SEER-1 is expected in the first half of 2020.

We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until the results are obtained from the current ophthalmic clinical trials before moving into the EU with RGN-259. If successful, this should allow us to obtain a higher value for the clinical asset at that time. However, we intend to continue to develop RGN-352, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings. In June of 2016, we raised $1,520,000 by selling 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock to Sabby. On March 2, 2018, we entered into a warrant reprice and exercise and issuance agreement with Sabby, which, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. Pursuant to the terms of the Reprice Agreement the exercise price of the new warrants will be reduced from $0.2301 to $0.125 as a result of the sale of the 2019 Notes. We received gross proceeds of approximately $1,000,000 pursuant the exercise and issued 5,147,059 of common stock. Most recently, in February 2019, we sold a series of convertible promissory notes to accredited investors including Essetifin S.p.A., our largest shareholder. The sale of the notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. The notes contain a $0.12 conversion price and are initially convertible into 10,833,333 chares off common stock. The purchasers also received a warrant exercisable at $0.18 to purchase additional 8,125,000 shares of common stock. In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by Sabby Management as well as $125,000 for April 2019 warrant exercises. In January 2020, Sabby exercised their remaining and the Company received proceeds of $241,912. At present, with the receipt of the sale proceeds from the closing on the 2019 Notes and proceeds from the March and April 2019 and January 2020 warrant exercises, we will have sufficient cash to fund planned operations through the third quarter of 2020.

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

We also have entered into a license agreement with Lee’s Pharmaceuticals that provides for the opportunity for us to receive milestone payments upon specified events and royalty payments in connection with any commercial sales of Tß4-based products in China, Hong Kong, Macau and Taiwan (Greater China). However, there are no assurances that we will be able to attain any such milestones or generate any such royalty payments under the agreement. In February 2019, the agreement was amended and assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. There were no economic changes to the agreement.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2019 the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer, in his capacity as principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer in his capacity as principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s Internal Controls over Financial Reporting in the year ended December 31, 2019.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth as of March 15, 2020, the name, age and position of each person who serves as an executive officer or director of our company. There are no family relationships among any of our executive officers or directors, with the exception that Mr. Finkelstein is the first cousin of Dr. Goldstein’s wife.

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

Name	Age	Position
Executive Officers:
Mr. J.J. Finkelstein	68	President, Chief Executive Officer and Director

Directors:
Dr. Allan L. Goldstein	82	Founder, Chairman of the Board and Chief Scientific Officer
Mr. R. Don Elsey	66	Director
Mr. Joseph C. McNay	86	Director
Mr. Mauro Bove	65	Director
Dr. Alessandro Noseda	61	Director

Mr. Finkelstein has served as our President and Chief Executive Officer and a member of our Board of Directors since 2002. Mr. Finkelstein also served as our Chief Executive Officer from 1984 to 1989 and as the Vice Chairman of our Board of Directors from 1989 to 1991. Mr. Finkelstein has worked as an executive officer and consultant in the bioscience industry for the past 38 years, including serving from 1989 to 1996 as chief executive officer of Cryomedical Sciences, Inc., a publicly-traded medical device company. Mr. Finkelstein has significant experience in developing early-stage companies. He has been responsible for the regulatory approval and marketing of several medical devices in the U.S. and abroad. Mr. Finkelstein has previously served on the executive committee of the Board of Directors of the Technology Council of Maryland and MdBio, Inc. and formerly chaired the MdBio Foundation for six years, all of which are non-profit entities that support bioscience development and education in the State of Maryland. Mr. Finkelstein received a business degree in finance from the University of Texas. The Board believes that Mr. Finkelstein’s history and long tenure as our Chief Executive Officer positions him to contribute to the Board his extensive knowledge of our company and to provide Board continuity. In addition, the Board believes that his experience at prior companies has provided him with operational and industry expertise, as well as leadership skills that are important to the Board.

Dr. Goldstein has served as the Chairman of our Board of Directors and our Chief Scientific Officer since he founded our company in 1982. Dr. Goldstein is Emeritus Professor & former Chairman of the Department of Biochemistry and Molecular Medicine at the George Washington University School of Medicine and Health Sciences. Dr. Goldstein is a recognized expert in the field of immunology and protein chemistry, having authored over 435 scientific articles in professional journals. He is also the inventor on over 25 issued and/or pending patents in biochemistry, immunology, cardiology, cancer and wound healing. Dr. Goldstein discovered several important compounds, including Tß1, which is marketed worldwide, and Tß4, which is the basis for RegeneRx’s clinical program. Dr. Goldstein served on the Board of Trustees of the Sabin Vaccine Institute from 2000 to 2012 and on the Board of Directors of the Richard B. and Lynne V. Cheney Cardiovascular Institute from 2006 to 2012. Dr. Goldstein has also done pioneering work in the area of medical education, developing distance learning programs for the internet entitled “Frontiers in Medicine,” a medical education series that Dr. Goldstein developed. The Board believes that Dr. Goldstein’s scientific expertise, industry background and prior experience as our founder all position him to make an effective contribution to the medical and scientific understanding of the Board, which the committee believes to be particularly important as we continue our Tß4 development efforts.

Mr. Elsey has served as a member of our Board of Directors since September 2010. Currently Mr. Elsey serves as CFO of Lyra Therapeutics, a private company pioneering a new therapeutic approach to treat debilitating ear, nose and throat diseases. Previously Mr. Elsey served as CFO of Senseonics, Inc., from February 2015 to February 2019, a medical device company focused on continuous glucose monitoring. From May 2014 until February 2015 Mr. Elsey served as chief financial officer of Regado Biosciences, a public, late-stage clinical development biopharmaceutical company. From December 2012 to February 2014 Mr. Elsey served as chief financial officer of LifeCell, Inc., a privately held regenerative medicine company. From June 2005 to December 2012, he served in numerous finance capacities, most recently as senior vice president and chief financial officer, at Emergent BioSolutions Inc., a publicly held biopharmaceutical company. He served as the director of finance and administration at IGEN International, Inc., a publicly held biotechnology company, and its successor BioVeris Corporation, from April 2000 to June 2005. Prior to joining IGEN, Mr. Elsey served as director of finance at Applera, a genomics and sequencing company, and in several finance positions at International Business Machines, Inc. He received an M.B.A. in finance and a B.A. in economics from Michigan State University. Mr. Elsey is a certified management accountant. The Board believes that Mr. Elsey’s experience as chief financial officer of a public company is particularly valuable to our business in that it positions him to contribute to our board’s and audit committee’s understanding of financial matters.

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

Dr. Noseda is the Chief Scientific Officer (CSO) of Leadiant Biosciences S.p.A. and provides scientific and medical know-how to coordinate and manage the scientific and development programs at a global level as well as to evaluate new opportunities for the Leadiant Group. Since September 2018 he is also Chief Medical Officer of Leadiant Biosciences, Inc. After graduating as a Medical Doctor in 1984 at the University of Milan and following a Post Doctorate at Bowman Gray School of medicine (USA), he joined the pharma industry in 1988 where he held different managerial positions within the R&D and Marketing organizations of multinational companies. He has acquired a significant experience in R&D (through the whole development process, from research to interaction with Health Authorities for MA submission or HTA assessment) and strategic/business operations. He joined sigma-tau in 1998 as Director of Scientific Office and Strategic Alliances within the Corporate R&D organization. In this position he managed key R&D projects and contributed to the finalization of important partnerships (e.g. with Novartis, Debiopharm etc.) and to the advancement of product development (from research to product registration). He has been part of the management Team and Board of Directors of biotech companies of the sigma-tau Group, as Thule Therapeutics, Metheresis Translational Research and Rostaquo. He has also been Chief Executive Officer of Leadiant Biosciences SA (formerly sigma-tau Research Switzerland) from 2007 to 2017, a position which he held in parallel with his former positions in sigma-tau (1988-2014) and later in Leadiant where he acted as Chief Medical Officer (2014-2017) before becoming the CSO. Under his management this company developed and advanced a proprietary technology and he guided the Company through the process to obtain the authorization by the Swiss Health Authorities to import and release medicinal products, as well as the Orpha Drug Designations and registration of new products (e.g. Chenodeoxycholic Acid or CDCA). He worked in several therapeutic (and diagnostic) areas, but mostly in high unmet medical need specialty areas as cancer, immune-oncology and rare diseases.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations of our directors and officers that no other reports were required, during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows, for the fiscal years ended December 31, 2019 and 2018, compensation awarded to or paid to, or earned by, our chief executive officer who was our only named executive officers for fiscal 2019. For purposes of this report, we sometimes refer to our chief executive officer as our named executive officer.

				Option	All Other
		Salary(1)	Bonus	Awards(2)	Compensation(3)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
J.J. Finkelstein, President and	2019	81,528	--	103,523	3,360	188,411
Chief Executive Officer	2018	102,399	--	38,809	3,360	144,568

(1)	Mr. Finkelstein reduced his 2019 salary to $80,000 and he had previously reduced his 2018 salary from $150,000 to $125,000 in March 2018. Additionally, he forwent his October, November and December 2018 salary due to the limited cash held by RegeneRx.
(2)	The 2019 & 2018 amounts reflect the aggregate total grant date fair values (computed in accordance with FASB ASC Topic 718 or ASC Topic 505).
(3)	The 2019 & 2018 amounts reflect payment of life insurance premiums for Mr. Finkelstein in the amount of $3,360

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

Outstanding Equity Awards at December 31, 2019

   The following table shows certain information regarding outstanding equity awards at December 31, 2019 for the named executive officer, all of which were stock options granted under our Amended and Restated 2000 Stock Option and Incentive Plan, our 2010 Equity Incentive Plan or our 2018 Equity Incentive Plan.

	Number of Shares Underlying Unexercised Options (#)	Number of Shares Underlying Unexercised Options (#)	Option Exercise Price	Option
Name	Exercisable	Unexercisable	($)	Expiration Date	Note
Mr. Finkelstein	162,500	487,500	0.21	5/15/2029	(1)
	200,000	—	0.64	3/17/2023
	125,000	125,000	0.21	7/16/2028	(1)
	500,000	—	0.21	3/25/2021
	500,000	—	0.36	6/30/2022
	112,500	37,500	0.28	9/1/2027	(1)

(1)	These options vest in equal installments upon grant and on the first three anniversaries of the grant date. In each case these options were granted ten years prior to the listed expiration dates.

Post-Employment Compensation

We do not maintain any plans providing for payment or other benefits at, following, or in connection with retirement other than a 401(k) plan which was available to all employees through 2011. The Company did not make any plan contributions in 2019 or 2018. In addition, we do not maintain any non-qualified deferred compensation plans.

Director Compensation

The following table sets forth certain information for the fiscal year ended December 31, 2019 with respect to the compensation of our directors. Mr. Finkelstein’s compensation is disclosed in the Summary Compensation Table above, and he does not receive any additional compensation for his service as a director. Dr. Goldstein is an employee of our company and his compensation as an employee is set forth in the table below. He does not receive any additional compensation for his service as a director.

The Company had in effect a non-employee director compensation policy which was suspended in November 2011 by our Board of Directors elected to help the company preserve capital and consistent with this, certain fees accrued in 2011 were forfeited and no retainer or meeting fees were paid to non-employee directors in 2019 or 2018.

In 2019 each independent director was granted options to purchase either 200,000 or 250,000 shares of common stock at an exercise price of $0.21 per share, which vests in four segments pursuant to each director’s continued service. In 2018 each independent director was granted options to purchase 200,000 shares of common stock with an exercise price per share of $0.21. These option grants vests in four segments pursuant to each director’s continued service. These option grants were the only compensation received by non-employee directors in 2019 and 2018.

We also reimburse directors for expenses incurred in attending meetings of the board and other events attended on our behalf and at our request.

Director Compensation for Fiscal 2019

	Fees Earned
	or Paid	Option	All Other
	in Cash	Awards	Compensation		Total
Name	($)	($)(1)	($)		($)
Allan Goldstein, Ph.D.	--	65,362	90,000	(2)	155,362
R. Don Elsey	--	39,855	--		39,855
Alessandro Noseda	--	31,844	--		31,844
Joseph McNay	--	39,855	--		39,855
Mauro Bove	--	31,844	--		31,844

(1)	Total Options held by each Board member as of December 31, 2019, are as follows:

Allan Goldstein, Ph.D.	1,706,942
R. Don Elsey	795,000
Alessandro Noseda	200,000
Joseph McNay	803,024
Mauro Bove	832,155

(2)

In addition to being Chairman of our Board of Directors, Dr. Goldstein also serves as our Chief Science Officer. In this capacity, Dr. Goldstein received cash compensation of $90,000 in 2019. In 2019 Dr. Goldstein was also granted options to purchase 410,000 shares of common stock.

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

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of March 15, 2020 by (i) each director; (ii) each named executive officer; (iii) all currently serving executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. The address for all directors and executive officers is c/o RegeneRx Biopharmaceuticals, Inc., 15245 Shady Grove Road, Suite 470, Rockville, MD 20850.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares		Percent of Total
5% Stockholders:
Entities affiliated previously affiliated with Essetifin S.p.A., Via Sudafrica, 20, Rome, Italy 00144	49,572,413	(2)	33.5%
GtreeBNT Co., Ltd. 22nd FL, Parkview Tower, 248 Jungjail-ro, Bundang-gu, Seongnam-si, Gyeonggi-do 463-863, Republic of Korea	19,583,333	(3)	14.7%

Named Executive Officers and Directors:
J.J. Finkelstein	3,602,574	(4)	2.7%
Allan L. Goldstein	2,825,710	(5)	2.1%
Joseph C. McNay	7,564,955	(6)	5.6%
Mauro Bove	839,583	(7)	*
R. Don Elsey	853,623	(8)	*
Alessandro Noseda	50,000	(9)	*
All directors and executive officers as a group (6 persons)	15,736,445	(10)	11.3%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 133,441,788 shares of common stock outstanding on March 15, 2020, adjusted as required by rules promulgated by the Securities and Exchange Commission (the “SEC”).

(2)	Consists of 34,989,080 shares of common stock held of record held by Essetifin S.p.A. (f/k/a Sigma-Tau Finanziaria, S.p.A.) (“Essetifin”), 8,333,333 shares of common stock issuable upon conversion of a convertible promissory note and 6,250,000 upon the exercise of warrants. In each case exercisable within 60 days of March 15, 2020. Paolo Cavazza and members of his family directly and indirectly own 38% of Essetifin. The beneficial ownership of Essetifin and its affiliates is derived from the Schedule 13D/A filed by Essetifin on March 14, 2018.

(3)	Consists of 19,583,333 shares of common stock held of record by GtreeBNT which were acquired in two equity purchases in March 2014 and August 2014. The beneficial ownership of GtreeBNT is derived from its Schedule 13D/A filed on April 1, 2015.

(4)	Consists of 1,637,991 shares of common stock held of record by Mr. Finkelstein, 208,333 shares of common stock issuable upon conversion of convertible promissory notes, 156,250 shares of common stock issuable upon exercise of warrants and 1,600,000 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 15, 2020.

(5)	Consists of 1,512,793 shares of common stock held of record by Dr. Goldstein, 41,667 shares of common stock issuable upon conversion of convertible promissory notes, 31,250 shares of common stock issuable upon exercise of warrants and 1,240,000 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 15, 2020.

(6)	Consists of 6,524,122 shares of common stock held of record by Mr. McNay, 208,333 shares of common stock issuable upon conversion of convertible promissory notes, 156,250 shares of common stock issuable upon exercise of warrants and 676,250 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 15, 2020.

(7)	Consists of 83,333 shares of common stock issuable upon conversion of convertible promissory notes, 62,500 shares of common stock issuable upon exercise of warrants and 693,750 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 15, 2020.

(8)	Consists of 104,456 shares of common stock held of record, 41,667 shares of common stock issuable upon conversion of convertible promissory notes, 31,250 shares of common stock issuable upon exercise of warrants and 676,250 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 15, 2020.

(9)	Consists of 50,000 shares of common stock issuable upon exercise of options within 60 days of March 15, 2020.

(10)	Consists of 9,779,362 shares of common stock held of record, 583,333 shares of common stock issuable upon conversion of convertible promissory notes, 437,500 shares of common stock issuable upon exercise of warrants and 4,936,250 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 15, 2020.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 about the securities authorized for issuance to our employees, directors and other eligible participants under our equity compensation plans, consisting of the 2010 Equity Incentive Plan and the 2018 Equity Incentive Plan.

Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon exercise	Weighted-average exercise	equity compensation plans
	of outstanding options,	price of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,821,250	$0.28	3,610,130

Equity compensation plans not approved by security holders	—	—	—

Total	9,821,250	$0.28	3,610,130

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Described below are transactions and series of similar transactions that have occurred during fiscal 2019 to which we were a party or are a party in which:

•	the amounts involved exceeded or will exceed $120,000; and
•	a director, executive officer, beneficial owner of more than five percent of any class of our voting securities or any member of their immediate family had or will have a direct or indirect material interest.

2019 Convertible Notes

In February 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2019 Notes”). The sale of the 2019 Notes resulted in gross proceeds to the Company of $1,300,000 over two closings The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. The 2019 Notes will mature on March 1, 2024. The 2019 Notes bear interest at a rate of five percent (5%) per annum and are convertible into shares of our common stock at a conversion price of twelve cents ($0.12) per share (subject to adjustment as described in the 2019 Notes) at any time prior to repayment, at the election of the investors. In the aggregate, the 2019 Notes issued in both closings are convertible into up to 10,833,333 shares of our common stock excluding interest.

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

The affiliated investors and the principal amount of their respective 2019 Notes purchase are as set forth below:

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

U.S. Joint Venture

On January 28, 2015, we announced that we had entered into a Joint Venture Agreement with GtreeBNT a shareholder of the Company. ReGenTree, LLC was created under the Agreement and is jointly owned by us and GtreeBNT. ReGenTree intends to commercialize RGN-259 for treatment of dry eye and neurotrophic keratitis, an orphan indication in the United States. GtreeBNT will be responsible for funding all product development and commercialization efforts and holds a majority interest in ReGenTree that varies depending on development milestones achieved and eventual commercialization path, if successful. In conjunction with the Joint Venture Agreement, we also entered into a royalty-bearing license with ReGenTree pursuant to which we granted to ReGenTree the right to develop and exclusively commercialize RGN-259 in the United States. We received a total of $1 million in two tranches under the terms of the agreement. The first tranche of $500,000 was received in March 2015 and a second in the amount of $500,000, was received in September 2015. On April 6, 2016, we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment, the territorial rights were expanded to include Canada.

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

In September 2015, ReGenTree began a Phase 2/3 clinical trial in patients with dry eye syndrome (“DES”) and a Phase 3 clinical trial in patients with neurotrophic keratitis (“NK”), both in the U.S. In May 2016, we reported the results of the 317-patient Phase 2/3 trial (ARISE-1). The FDA approved ReGenTree’s Phase 3 protocol for DES in late summer 2016 and we initiated a second Phase 3 trial (ARISE-2) that was completed in approximately 600 patients, the results of which were reported in October 2017. ReGenTree initiated a third Phase 3 trial (ARISE-3), and the first patient was enrolled in the second quarter of 2019 and enrollment is expected to be completed in the summer of 2020.

The NK trial (SEER-1), a smaller study in an orphan population, has enrolled seventeen patients. ReGenTree had previously disclosed that 7 of the 17 patients enrolled in SEER-1 had completely healed. To participate in the trial the patients were required to have a persistent epithelial defect (non-healing corneal wound). While these preliminary observations are encouraging, it should be noted that the patients and treating physicians remain masked while the trial is on-going, so it is not known whether the healed patients are in the RGN-259 group, placebo group, or distributed among both. We expect ReGenTree will report top line data in the next few months.

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

In determining the independence of Mr. Bove, the board of directors considered the significant ownership of our common stock by Essetifin S.p.A. and our license agreement with Lee’s Pharmaceuticals. The board of directors does not believe that any of the transactions with Lee’s or Essetifin and its affiliates described in this report has interfered or would reasonably be expected to interfere with Mr. Bove’s exercise of independent judgment in carrying out his responsibilities as a director of our company.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2019 and 2018 by our independent registered public accounting firm CohnReznick LLP. All such fees described below were approved by the audit committee.

	2019	2018
Audit fees	$90,000	$73,000
Tax fees (1)	15,000	23,000
Total fees	$105,000	$96,000

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

RegeneRx Biopharmaceuticals, Inc. (Registrant)

Date: March 20, 2020	By:	/s/ J.J. Finkelstein
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

Name	Title	Date

/s/ Allan L. Goldstein Allan L. Goldstein	Chairman of the Board, Chief Scientific Officer, and Director	March 20, 2020

/s/ J.J. Finkelstein J.J. Finkelstein	President, Chief Executive Officer, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 20, 2020

/s/ R. Don Elsey R. Don Elsey	Director	March 20, 2020

/s/ Joseph C. McNay Joseph C. McNay	Director	March 20, 2020

/s/ Mauro Bove Mauro Bove	Director	March 20, 2020

/s/ Alessandro Noseda Alessandro Noseda	Director	March 20, 2020

RegeneRx Biopharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

RegeneRx Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of RegeneRx Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. Federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Tysons, Virginia

March 20, 2020

RegeneRx Biopharmaceuticals, Inc.
Balance Sheets

	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$639,916	$237,261
Prepaid expenses and other current assets	41,639	36,609
Total current assets	681,555	273,870
Property and equipment, net of accumulated depreciation of $99,339 and $97,921	-	1,418
Operating lease right-of-use asset	24,453	-
Other assets	5,752	5,752
Total assets	$711,760	$281,040

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$43,678	$92,433
Unearned revenue	76,761	76,761
Accrued expenses	95,020	91,058
Convertible promisory notes, net	-	54,754
Current portion of operating lease liability	27,014	-
Total current liabilities	242,473	315,006

Long-term liabilities
Unearned revenue	2,101,325	2,178,087
Convertible promisory notes, net	708,070	-
Total liabilities	3,051,868	2,493,093

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 131,506,494 and 128,432,478 issued and outstanding	131,507	128,433
Additional paid-in capital	104,896,975	103,541,291
Accumulated deficit	(107,368,590)	(105,881,777)
Total stockholders' deficit	(2,340,108)	(2,212,053)
Total liabilities and stockholders' deficit	$711,760	$281,040

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Operations

	Years ended December 31,
	2019	2018
Revenues	$76,762	$69,667

Operating expenses
Research and development	65,107	81,043
General and administrative	1,273,536	1,311,993
Total operating expenses	1,338,643	1,393,036
Loss from operations	(1,261,881)	(1,323,369)

Other income (expense)
Interest income	11,044	-
Inducement expense	-	(582,904)
Interest expense	(153,410)	(87,280)
Total other expense	(142,366)	(670,184)
Loss before income taxes	(1,404,247)	(1,993,553)

Provision for income taxes	-	-

Net loss	(1,404,247)	(1,993,553)

Deemed dividend related to warrants down round provision	(82,566)	-
Net loss attributable to common stockholders	$(1,486,813)	$(1,993,553)

Basic net loss per common share	$(0.01)	$(0.02)
Diluted net loss per common share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic	130,970,754	120,716,329
Weighted average number of common shares outstanding - diluted	130,970,754	120,716,329

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Changes in Stockholders' Deficit
Years ended December 31, 2019 and 2018

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2017	109,789,703	$109,790	$100,333,144	$(104,559,226)	$(4,116,292)
Issuance of common stock - note conversions	13,495,716	13,496	796,247	-	809,743
Issuance of common stock - warrant exercises	5,147,059	5,147	1,024,265	-	1,029,412
Inducement expense related to warrant reprice	-	-	582,904	-	582,904
Offering expense related to warrant reprice	-	-	(85,565)	-	(85,565)
Culmulative effect adjustment from adoption of ASU 2017-11	-	-	614,167	671,002	1,285,169
Share-based compensation expense	-	-	276,129	-	276,129
Net loss	-	-	-	(1,993,553)	(1,993,553)
Balance, December 31, 2018	128,432,478	128,433	103,541,291	(105,881,777)	(2,212,053)
Issuance of common stock - note conversions	1,149,016	1,149	67,792	-	68,941
Issuance of common stock - warrant exercises	1,925,000	1,925	238,700	-	240,625
Warrants issued with debt	-	-	348,443	-	348,443
Debt discount related to beneficial conversion feature	-	-	348,443	-	348,443
Deemed dividend related to warrant reprice	-	-	82,566	(82,566)	-
Share-based compensation expense	-	-	269,740	-	269,740
Net loss	-	-	-	(1,404,247)	(1,404,247)
Balance, December 31, 2019	131,506,494	$131,507	$104,896,975	$(107,368,590)	$(2,340,108)

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.
Statements of Cash Flows

	Years ended December 31,
	2019	2018
Operating activities:
Net loss	$(1,404,247)	$(1,993,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,418	2,753
Non-cash share-based compensation	269,740	276,129
Non-cash interest expense	105,202	65,899
Inducement expense	-	582,904
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,030)	(1,167)
Accounts payable	(48,755)	25,972
Accrued expenses	23,496	22,436
Operating lease liability	(3,032)	-
Unearned revenue	(76,762)	130,333
Net cash used in operating activities	(1,137,970)	(888,294)

Financing activities:
Payment of offering costs	-	(85,565)
Proceeds from the sale of convertible notes	1,300,000	-
Proceeds from the exercise of stock warrants	240,625	1,029,412
Net cash provided by financing activities	1,540,625	943,847

Net increase in cash and cash equivalents	402,655	55,553

Cash and cash equivalents at beginning of year	237,261	181,708
Cash and cash equivalents at end of year	$639,916	$237,261

Supplemental Disclosure of Non-Cash Operating and Financing Activities

Conversion of promissory notes to common stock	$55,000	$646,000
Conversion of accrued interest to common stock	$13,941	$163,743
Fair value of warrants issued to placement agent	$-	$15,545
Culmulative effect adjustment from adoption of ASU 2017-11	$-	$1,285,169
Establishment of right-of-use asset	$59,822	$-
Establishment of operating lease liability	$65,415	$-
Issuance of warrants in conjunction with issuance of convertible notes	$348,443	$-
Beneficial conversion feaure on issuance of convertible notes	$348,443	$-

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2019

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

Since inception, and through December 31, 2019, we have an accumulated deficit of $107 million and we had cash and cash equivalents of $639,916 as of December 31, 2019. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. In February 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2019 Notes”). The sale of the 2019 Notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. The 2019 Notes contain a $0.12 conversion price and the purchasers also received a warrant exercisable at $0.18 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible (the “2019 Warrants”). In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by Sabby Management as well as $125,000 for April 2019 warrant exercises. In January 2020, Sabby exercised their remaining warrants and the Company received proceeds of $241,912. At present, with the receipt of the proceeds the January 2020 warrant exercises, we will have sufficient cash to fund planned operations through the third quarter of 2020.

While we successfully secured additional operating capital to continue operations through the third quarter of 2020, we will need substantial additional funds in order to significantly advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our Company or certain of our intellectual property rights.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make certain estimates and assumptions that affect the reported earnings, financial position and various disclosures. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for revenue recognition, discount rate used to calculate the present value of the future lease payments and share-based arrangements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when acquired and are stated at cost that approximates their fair market value.

Concentration of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. We limit our exposure to credit loss by placing our cash and cash equivalents with high quality financial institutions and, in accordance with our investment policy, in securities that are rated investment grade.

Property and Equipment. Property and equipment consist of office furniture and equipment and is stated at cost and depreciated over the estimated useful lives of the assets (generally two to five years) using the straight-line method. Expenditures for maintenance and repairs which do not significantly prolong the useful lives of the assets are charged to expense as incurred. Depreciation expense was $1,418 and $2,753 for the years ended December 31, 2019 and 2018, respectively.

Impairment of Long-lived Assets. When we record long-lived assets, our policy is to regularly perform reviews to determine if and when the carrying value of our long-lived assets becomes impaired. During the years ended December 31, 2019 and 2018, no impairment losses were recorded.

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

The Company estimates the fair values of its derivative financials instrument using the Black-Scholes option pricing model because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk-free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock, which has a high historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results reflect the volatility in these estimate and assumption changes in each reporting period.

On January 1, 2018, the Company adopted guidance for instruments with down round provisions. As a result, qualifying instruments as of December 31, 2017 of approximately $1.3 million were reclassified as equity as of January 1, 2018.

Revenue Recognition.

On January 1, 2018, we adopted guidance for revenue recognition for contracts, using the modified retrospective method. The implementation of the guidance had no material impact on the measurement or recognition of revenue from customer contracts of prior periods.

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

Contract assets are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied. There were no contract assets as of December 31, 2019 and 2018.

Contract liabilities result from arrangements where we have received payment in advance of performance under the contract. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.

We have the following amounts recorded for contract liabilities:

	December 31
	2019	2018
Unearned revenue	$2,178,086	$2,254,848

The contract liabilities amount disclosed above are primarily related to revenue being recognized on a straight-line basis over periods ranging from 23 to 30 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligations and represents the Company’s best estimate of the period of the obligation.

Revenue recognized from contract liabilities during the years ended December 31, 2019 and 2018, totaled $76,761 and $69,667, respectively. Revenue is expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied.

Variable Interest Entities. On January 28, 2015, the Company entered into a Joint Venture Agreement with GtreeBNT, a shareholder in the Company. The Joint Venture Agreement provides for the operation of the joint venture, jointly owned by the Company and GtreeBNT, which is commercializing RGN-259 for the treatment of dry eye and neurotrophic keratitis in the U.S. and Canada. The Company has determined that the Joint Venture is a “variable interest entity”, since the total equity investment at risk is not sufficient to permit the Joint Venture to finance its activities without additional subordinated financial support. Further, because of GtreeBNT’s majority equity stake in the Joint Venture, voting control, control of the board of directors, and substantive management rights, and given that the Company does not have the power to direct the Joint Venture’s activities that most significantly impact its economic performance, the Company determined that it is not the primary beneficiary of the Joint Venture and therefore is not required to consolidate the Joint Venture. The Company reports its equity stake in the Joint Venture using the equity method of accounting because, while it does not control the Joint Venture, the Company can exert significant influence over the Joint Ventures activities by virtue of its board representation.

Because the Company is not obligated to fund the Joint Venture and has not provided any financial support and has no commitment to provide financial support in the future to the Joint Venture, the carrying value of its investment in the Joint Venture is zero at both December 31, 2019 and 2018. As a result, the Company is not recognizing its share (38.5%) of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point the Company will reduce its share of the Joint Venture’s net income by its share of previously suspended net losses. As of December 31, 2019, because it has not provided any financial support, the Company has no financial exposure as a result of its variable interest in the Joint Venture.

Research and Development. R&D expenditures are expensed as incurred and are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these expenses could exceed our expectations, possibly materially. We are uncertain as to what we will incur in future research and development costs for our clinical studies, as these amounts are subject to, management's continuing assessment of the economics of each individual research and development project and the internal competition for project funding.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. We recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2019 and 2018.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Our policy for recording interest and penalties associated with audits is that penalties and interest expense are recorded in provision for income taxes in our statements of operations.

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

Net Loss Per Common Share. Basic net loss per common share for 2019 and 2018 is based on the weighted-average number of shares of common stock outstanding during the years. Diluted loss per share is based on the weighted average number of shares of common stock outstanding during each year in which a loss is incurred; potentially dilutive shares are excluded because the effect is antidilutive. In years where there is net income, diluted income per share is based on the weighted average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the year. The potentially dilutive securities include 31,075,178 shares and 14,182,086 shares in 2019 and 2018, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants.

Share-Based Compensation. We measure share-based compensation expense based on the grant date fair value of the awards which is then recognized over the period which service is required to be provided. We estimate the grant date fair value using the Black-Scholes option-pricing model (“Black-Scholes”). We recognized $269,740 and $276,129 in share-based compensation expense for the years ended December 31, 2019 and 2018, respectively.

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

Recently Adopted Accounting Pronouncements.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. The Company adopted ASU 2018-07 in the first quarter of 2019 and the adoption of this ASU did not have a material impact on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which amends the existing accounting standards for leases. The new standard requires lessees to record an ROU asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases), whereas under prior accounting standards, the Company’s lease portfolio consists of an operating lease and was not recognized on its balance sheets. The new standard also requires expanded disclosures regarding leasing arrangements. The new standard was effective for the Company beginning January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an alternative modified transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption with prior periods not restated. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We adopted this guidance effective January 1, 2019, using the following practical expedients:

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

Accounting Standard Not Yet Adopted

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The amendment clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation and disclosure requirements. The amendment also adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. Lastly, the amendment requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating these clarifications but does not expect it will have any material impact.

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

As of December 31, 2019 and 2018, our only qualifying assets that required measurement under the foregoing fair value hierarchy were funds held in our Company bank accounts included in Cash and Cash Equivalents valued at $639,916 and $237,261, respectively, using Level 1 inputs.

4.	LICENSES, INTELLECTUAL PROPERTY, AND RELATED PARTY TRANSACTIONS

We have filed numerous additional patent applications covering various compositions, uses, formulations and other components of T-4, as well as to novel peptides resulting from our research efforts. Some of these patents have been issued, while many patent applications are still pending.

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

In 2012, we entered into a license agreement (the “Agreement”) with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Under the agreement, we are eligible to receive milestone payments and royalties, ranging from low double digit to high single digit percentages of any commercial sales of the licensed products. Lee’s will pay for all developmental costs associated with each product candidate. We will provide Tß4 to Lee’s at no charge for a Phase 2 ophthalmic clinical trial and will provide Tß4 to Lee’s for all other developmental and clinical work at a price equal to our cost. We will also have the right to exclusively license any improvements made by Lee’s to RegeneRx’s products outside of the licensed territory. Lee’s paid us $200,000 upon signing of a term sheet in March 2012, and Lee’s paid us an additional $200,000 upon signing of the definitive license agreement. The Company is accounting for the license agreement as a revenue arrangement. Since participation in the joint development committee is required it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company assessed the license agreement in accordance with ASC 606. The Company evaluated the promised goods and services under the agreement and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize Tß4 in any pharmaceutical form and participation in the joint development committee. To date, management has not been able to reasonably measure the outcome of the performance obligation, but still expects to recover the costs incurred in satisfying the performance obligation. Accordingly, the Company has deferred all revenue until such time that it can reasonably measure the outcome of the performance obligation or until the performance obligation becomes onerous. As of December 31, 2019 and 2018, we have unearned revenue totaling $400,000 pursuant to this agreement. Revenue will be recognized for future royalty payments as they are earned. In February 2019, the license agreement was amended and assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. There are no economic changes to the agreement.

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

Under the license agreement for RGN-137, our topical dermal gel product candidate, GtreeBNT will have the exclusive right to develop and commercialize RGN-137 in the U.S. (the “137 Territory”). Under the 137 agreement we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double-digit percentage of any commercial sales of the Company’s licensed product sold by GtreeBNT in the 137 Territory. In August 2017, we amended the license agreement for RGN-137 held by GtreeBNT. Under the amendment, the 137 Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. Under the agreement, the Company received a series of non-refundable payments and is entitled to receive royalties on the future sales of products. The Company is accounting for the license agreement as a revenue arrangement. Since participation in the joint development committee is required it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company assessed the license agreement in accordance with ASC 606. The Company evaluated the promised goods and services under the agreement and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize RGN-137 and participation in the joint development committee. Revenue is being recognized on a straight-line basis over a period of 23 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation. As of December 31, 2019 and 2018, we have unearned revenue totaling $718,480 and $753,623, respectively, pursuant to this agreement. Revenue will be recognized for future royalty payments as they are earned.

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

On January 28, 2015, the Company entered into the Joint Venture Agreement with GtreeBNT, a shareholder in the Company. The Joint Venture Agreement provides for the creation of the Joint Venture, jointly owned by the Company and GtreeBNT, which is commercializing RGN-259 for treatment of dry eye and neurotrophic keratitis in the U.S. and Canada.

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

The Joint Venture is responsible for executing all development and commercialization activities under the license agreement, which activities will be directed by a joint development committee comprised of representatives of the Company and GtreeBNT. The license agreement has a term that extends to the later of the expiration of the last patent covered by the agreement or 25 years from the first commercial sale under the agreement. The license agreement may be earlier terminated if the Joint Venture fails to meet certain commercialization milestones, if either party breaches the license agreement and fails to cure such breach, as a result of government action that limits the ability of the Joint Venture to commercialize the product, as a result of a challenge to a licensed patent, following termination of the license between the Company and certain agencies of the United States federal government, or upon the bankruptcy of either party.

Under the license agreement, the Company received $1.0 million in up-front payments and is entitled to receive royalties on the Joint Venture’s future sales of products. On April 6, 2016, we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment the territorial rights were expanded to include Canada. The Company is accounting for the license agreement with the Joint Venture as a revenue arrangement. Since participation in the joint development committee is required it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company assessed the license agreements in accordance with ASC 606. The Company evaluated the promised goods and services under the license agreements and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize RGN-259 and participation in the joint development committee. Revenue is being recognized on a straight-line basis over a period of 30 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation. As of December 31, 2019 and 2018, we have unearned revenue totaling $1,059,246 and $1,101,225, respectively, pursuant to this agreement. Revenue will be recognized for future royalty payments as they are earned.

5.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets are comprised of the following:

	December 31,
	2019	2018
Prepaid insurance	$27,453	$7,604
Other	14,186	29,005
	$41,639	$36,609

Accrued expenses are comprised of the following:

	December 31,
	2019	2018
Accrued professional fees	$8,479	$9,480
Accrued other	23,000	32,459
Accrued compensation	15,565	35,411
Accrued interest - convertible debt	47,976	13,708
	$95,020	$91,058

6.	EMPLOYEE BENEFIT PLANS

In 2019 and 2018, the Company provided health and dental insurance to an employee under a group plan. No retirement plan was in place for 2019 or 2018.

7.	CONVERTIBLE NOTES

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

2014 Convertible Notes

On January 7, 2014, we completed a private placement of convertible notes raising an aggregate of $55,000 in gross proceeds (the “January 2014 Notes”).   The January 2014 Notes bore interest at a rate of 5% per annum, mature sixty (60) months after their date of issuance and were convertible into shares of our common stock at a conversion price of six cents ($0.06) per share (subject to adjustment as described in the January 2014 Notes) at any time prior to repayment, at the election of the investor.  In the aggregate, the January 2014 Notes were initially convertible into up to 916,667 shares of our common stock.

At any time prior to maturity of the January 2014 Notes, with the consent of the holders of a majority in interest of the January 2014 Notes, we could prepay the outstanding principal amount of the January 2014 Notes plus unpaid accrued interest without penalty.  Upon the commission of any act of bankruptcy by the Company, the execution by the Company of a general assignment for the benefit of creditors, the filing by or against the Company of a petition in bankruptcy or any petition for relief under the federal bankruptcy act or the continuation of such petition without dismissal for a period of 90 days or more, or the appointment of a receiver or trustee to take possession of the property or assets of the Company, the outstanding principal and all accrued interest on the January 2014 Notes would accelerate and automatically become immediately due and payable.

The investors in the offering included two current and one former member of the Board of Directors. The principal amounts of their respective January 2014 Notes were as set forth below:

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

2019 Convertible Notes

In February 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder. The sale of the notes resulted in gross proceeds to the Company of $1,300,000 over two closings (the “2019 Notes”). The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. The 2019 Notes will mature on March 1, 2024. The 2019 Notes bear interest at a rate of five percent (5%) per annum and are convertible into shares of our common stock at a conversion price of twelve cents ($0.12) per share (subject to adjustment as described in the 2019 Notes) at any time prior to repayment, at the election of the investors. In the aggregate, the 2019 Notes issued in both closings are convertible into up to 10,833,333 shares of our common stock excluding interest.

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

The Company allocated $348,443 of the gross proceeds to the warrants, on a relative fair value basis. In addition, because the effective conversion price of the 2019 Notes was less than the fair value of the underlying common stock on the issuance date, we allocated the intrinsic value of that feature to additional paid in capital. The debt discount created by the 2019 Warrants and beneficial conversion feature is amortized over the term of the 2019 Notes as additional interest expense using the effective interest method.

The affiliated investors and the principal amount of their respective 2019 Notes purchase are as set forth below:

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

The Company recorded interest expense and discount accretion as set forth below:

	For the years ended
	December 31, 2019	December 31, 2018
March 2013 Notes	$-	$14,192

July 2013 Notes	-	9,677

September 2013 Notes	-	49,661

January 2014 Notes	479	13,750

2019 Notes	152,931	-

Total interest expense	$153,410	$87,280

8.	STOCKHOLDERS’ EQUITY

Common Stock. In January 2019, the January 2014 Notes matured, and the holders elected to convert the note balances and accrued interest into common stock. As a result, we issued 1,149,016 shares of common stock. In March, July and September of 2018, the March 2013, July 2013 and September 2013 Notes matured, and the holders elected to convert the note balances and accrued interest into common stock. As a result, we issued 4,700,520, 2,089,120 and 6,706,076 shares of common stock, respectively (see Note 7).

On March 2, 2018, we entered into the Reprice Agreement with Sabby Healthcare Master Fund, Ltd., and Sabby Volatility Warrant Master Fund, Ltd. (collectively, “Sabby”). In connection with that certain securities purchase agreement between the Company and Sabby dated June 27, 2016 (the “Purchase Agreement”) we also issued to Sabby warrants to purchase 5,147,059 shares of common stock (the “Warrant Shares”) at an exercise price of $0.51 per share (the “Sabby Warrants”). Under the terms of the Reprice Agreement, in consideration of Sabby exercising in full all of the Sabby Warrants (the “Warrant Exercise”), the exercise price per share of the Sabby Warrants was reduced to $0.20 per share. We received gross proceeds of approximately $1,029,000 from the warrant reprice transaction. In addition, and as further consideration, we issued to Sabby warrants to purchase up to 3,860,294 shares of common stock at an exercise price of $0.2301 per share, the closing bid price for the Company’s Common Stock on February 28, 2018 (the “March Warrants”).

The exercise price under the March Warrants is subject to a limited anti-dilution provision, such that in the event the Company makes an issuance of common stock (subject to customary exceptions) at a price per share less than the applicable exercise price of the March Warrants, the exercise price of the March Warrants will be reduced to the price per share applicable to such new issuance but will not adjust to an exercise price below $0.125. As a result of the issuance of the 2019 Notes and Warrants, the exercise price of the March Warrants was adjusted to $0.125 per share. The estimated fair value of the effect of the exercise price adjustment of $82,566 is reflected as a dividend to Sabby for the year end December 31, 2019.

Subsequent to the reduction of the exercise price of the March Warrants to $0.125 in 2019, Sabby exercised warrants for 925,000 shares of common stock and the Company received exercise proceeds of $115,625. Sabby exercised additional warrants on April 23, 2019 for 1,000,000 shares of common stock and the Company received exercise proceeds of $125,000.

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

The Registration Rights Agreements usually require us to pay penalties for any failure or time delay in filing or maintaining the effectiveness of the required registration statements. These penalties are usually expressed as a fixed percentage, per month, of the original amount we received on issuance of the common shares, options or warrants. While to date we have not incurred any penalties under these agreements, if a penalty is determined to be probable, we would recognize the amount as a contingent liability and not as a derivative instrument.

Share-Based Compensation. We recognized $269,740 and $276,129 in stock-based compensation expense for the years ended December 31, 2019 and 2018, respectively. We expect to recognize the compensation cost related to non-vested options as of December 31, 2019 of $368,000 over the weighted average remaining recognition period of 1.2 years.

Stock Option and Incentive Plans. On June 13, 2018, at our Annual Meeting of Stockholders, our stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The terms of the 2018 Plan provide for the discretionary grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, other stock awards and performance cash awards to our employees, directors and consultants. The total number of shares of our common stock reserved for issuance under the 2018 Plan was initially 5,000,000 shares of common stock with additional shares being available for grant under the plan annually in an amount equal to 2% of the then outstanding shares of common stock on July 1 of each calendar year. Pursuant to this plan provision, on July 1, 2019, 2,630,130 additional shares of common stock became available for grant under the 2018 Plan.

We have previously adopted two equity incentive plans, known as the 2000 Equity Incentive Plan, or the 2000 Plan, and the 2010 Equity Incentive Plan, or the 2010 Plan. Both the 2000 Plan and the 2010 Plan have a term of ten years, with the 2000 Plan already expired and the 2010 Plan was scheduled to expire in July 2020. No further awards may be granted under the 2010 Plan with the approval of the 2018 Plan. All outstanding option awards granted under the 2010 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such option awards and the terms of the 2010 Plan. Shares remaining available for issuance under the shares reserved under the 2010 Plan will not be subject to future awards under the 2018 Plan, and shares subject to outstanding awards under the 2010 Plan that are terminated or forfeited in the future will not be subject to future awards under the 2018 Plan. All outstanding option awards granted under the 2000 Plan have expired.

The following summarizes share-based compensation expense for the years ended December 31, 2019 and 2018, which was allocated as follows:

	December 31,
	2019	2018
Research and development	$63,207	$79,143
General and administrative	206,533	196,986
	$269,740	$276,129

The following summarizes stock option activity for the years ended December 31, 2019 and 2018:

		Options Outstanding
	Shares available for grants	Number of shares	Exercise price range	Weighted average exercise price
December 31, 2017	109,179	8,058,788	$0.14 - 0.64	$0.29
2018 Plan approved	5,000,000	-	-	-
Grants	(1,605,000)	1,605,000	0.21	0.21
Expirations	618,963	(618,963)	0.16 - 0.22	0.19
December 31, 2018	4,123,142	9,044,825	0.14 - 0.64	0.28
2018 Plan additons	2,630,130	-	-	-
Grants	(2,415,000)	2,415,000	0.21	0.21
Expirations	-	(1,638,575)	0.14 - 0.57	0.21
2010 Plan Expiration	(728,142)	-	-	-
December 31, 2019	3,610,130	9,821,250	$0.16 - 0.64	$0.28

Vested and expected to vest at December 31, 2019		9,690,671

Exercisable at December 31, 2019		6,957,500

The following summarizes information about stock options outstanding at December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding, December 31, 2018	9,044,825	$0.28
Granted	2,415,000	$0.21
Exercised	-	$-
Forfeited	(1,638,575)	$0.21
Options Outstanding, December 31, 2019	9,821,250	$0.28	5.5 years	$-
Vested and unvested but expected to vest, December 31, 2019	9,690,671	$0.28	5.5 years	$-
Exercisable at December 31, 2019	6,957,500	$0.30	4.0 years	$-

Determining the Fair Value of Options. We use the Black-Scholes valuation model to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price and volatility of our common stock. We used the following forward-looking range of assumptions to value each stock option granted to employees, directors and consultants during the years ended December 31, 2019 and 2018:

	2019	2018
Dividend yield	0.0%	0.0%
Risk-free rate of return	2.15%	2.76%
Expected life in years	5.88	5.88
Volatility	93.59%	88.57%
Forfeiture rate	2.6%	2.6%

Our dividend yield assumption is based on the fact that we have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. Our risk-free interest rate assumption is based on yields of U.S. Treasury notes in effect at the date of grant. Our expected life represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the Securities and Exchange Commission (“SEC”) guidance provided in the SEC’s Staff Accounting Bulletin (“SAB”) 107 and SAB 110, using a “simplified” method. The Company has used the simplified method and will continue to use the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. Our volatility assumption is based on reviews of the historical volatility of our common stock. Using Black-Scholes and these factors, the weighted average fair value of stock options granted to employees and directors was $0.21 and $0.21 for the years ended December 31, 2019 and 2018, respectively. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our valuation allowance which fully reserves against potential deferred tax assets.

The following table summarizes our warrant activity for 2019 and 2018:

	Warrants Outstanding
	Number of shares	Exercise price range	Weighted average exercise price
December 31, 2017	5,404,412	$ 0.37 - 0.51	$0.50
Issuances	3,963,241	0.23	0.23
Exercises	(5,147,059)	0.20	0.20
December 31, 2018	4,220,594	0.23 - 0.37	0.24
Issuances	8,125,000	0.18	0.18
Exercises	(1,925,000)	0.125	0.125
December 31, 2019	10,420,594	$ 0.125 - 0.37	$0.17

9.	INCOME TAXES

The Company’s provision for income taxes consists of the following for the years ended December 31, 2019 and 2018:

	2019	2018
Current income tax provision (benefit):
Federal	$-	$-
State	-	-
Foreign	-	-
Total	-	-

Deferred income tax provision (benefit):
Federal	(162,000)	(345,000)
State	(51,000)	(107,000)
Foreign	-	-
Total	(213,000)	(452,000)

Change in valuation allowance	213,000	452,000

Total provision (benefit) for income taxes	$-	$-

Significant components of the Company’s deferred tax assets at December 31, 2019 and 2018 and related valuation allowances are presented below:

	Year ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$13,721,000	$13,499,000
Research and experimentation credit carryforwards	2,268,000	2,268,000
Charitable contribution carryforwards	6,000	4,000
Accrued expenses, deferred revenue and other	591,000	632,000
Share-based compensation	774,000	743,000
	17,360,000	17,146,000

Less - valuation allowance	(17,360,000)	(17,146,000)

Net deferred tax assets	$-	$-

At December 31, 2019, we had net operating loss carryforwards for income tax purposes of approximately $49.9 million, which are available to offset future federal and state taxable income, if any, and, research and experimental tax credit carryforwards of approximately $2.3 million. Approximately $47.9 million of the net operating loss carryforwards, generated prior to 2018, expires in increments through 2037, while carryforwards generated in 2018 or later do not expire.

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

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate for the years ended December 31, 2019 and 2018, due to the following:

	2019	2018
US Federal statutory rate	21.00%	21.00%
State income tax, net of Federal benefit	6.52%	6.52%
Share-based compensation	-3.10%	-0.05%
Permanent differences and other	-9.26%	-1.74%
Change in tax rates	0.00%	-3.07%
Change in valuation allowance	-15.16%	-22.66%
	0.00%	0.00%

 As discussed in Note 2, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. At December 31, 2019 and 2018, we had no gross unrecognized tax benefits. We do not expect any significant changes in unrecognized tax benefits over the next 12 months. In addition, we did not recognize any interest or penalties related to uncertain tax positions at December 31, 2019 and 2018.

 The 2009 through 2019 tax years generally remain subject to examination by federal and most state tax authorities. In addition, we would remain open to examination for earlier years if we were to utilize net operating losses or tax credit carryforwards that originated prior to 2012.

10.	LEASES

In February 2017, we amended our office lease agreement and the term was extended through July 2020. During the extended term, our rental payments will average approximately $4,000 per month. Pursuant to the adoption of ASC 842, our facility lease is our only existing lease as of December 31, 2019 and is classified as an operating lease. Our facility lease does not have a renewal option although we believe we will be able to extend or renew the lease if desired. The discount rate used in the calculation of our lease liability is approximately 20%, which is based on our estimate of the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

The following table summarizes the Company’s recognition of its operating lease as of December 31, 2019:

Assets
Operating lease right-of-use asset	$24,453
Total lease assets	$24,453

Liabilities
Current portion of operating lease liability	$27,014
Total lease liabilities	$27,014

Rent expense, consisting of minimum operating lease payments and variable lease payments for pass through items such as common area maintenance and real estate taxes for the year ended December 31, 2019, is recorded in general and administrative and consisted of the following:

Operating lease cost	$48,101
Variable lease costs	4,381

Total lease costs	$52,482

Rent expense for the year ended December 31, 2018 was $51,568.

A maturity analysis of our operating lease minimum lease payments follows:

2020	$28,850
Total	28,850

Discount factor	(1,836)
Total lease liabilty	$27,014

11.	COMMITMENTS

Employment Continuity Agreements. We have entered into employment contracts with our executive officers which provide for severance if the executive is dismissed without cause or under certain circumstances after a change of control in our ownership. At December 31, 2019, these obligations, if triggered, could amount to a maximum of approximately $170,000.

EXHIBIT INDEX

Exhibit No.		Description of Exhibit	Reference*

3.1		Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2		Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3		Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4		Certificate of Amendment of Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5		Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6		Amended and Restated Bylaws	Exhibit 3.4 to Quarterly Report on Form 10-Q (File No. 001-15070) for the quarter ended June 30, 2006 (filed August 14, 2006)

3.7		Amendment to Amended and Restated Bylaws	Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1		Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2		Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3		Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4		Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5		Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6		Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.1	^	Amended and Restated 2000 Stock Option and Incentive Plan, as amended	Annex A to the Company’s Proxy Statement on Schedule 14A (File No. 001-15070) (filed May 9, 2008)

10.2	^	2010 Equity Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.3		Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.4		Patent License Agreement — Exclusive, dated January 24, 2001, between the Company and the U.S. Public Health Service	Exhibit B to Exhibit 10.1 to Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-15070) (filed January 16, 2013)

10.5		Thymosin Beta 4 License and Supply Agreement, dated January 21, 2004, between the Company and Defiante Farmaceutica S.A.	Exhibit 10.10 to Registration Statement on Form SB-2 (File No. 333-113417) (filed March 9, 2004)**

10.6		Lease, by and between the Company and The Realty Associates Fund V, L.P., dated December 10, 2009	Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15070) (filed March 31, 2010)

10.7		Form of Warrant to Purchase Common Stock dated April 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 16, 2009)

10.8		Form of Common Stock Purchase Warrant, dated October 5, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 30, 2009)

10.9		Form of Warrant, dated October 15, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 5, 2009)

10.10		Representative’s Warrant to Purchase Common Stock, dated May 21, 2010	Exhibit 4.3 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

10.11		Registration Rights Agreement, dated January 4, 2011	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.12		Warrant to Purchase Common Stock, dated January 7, 2011, issued to Lincoln Park Capital	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.13		Form of Warrant to Purchase Common Stock, dated January 7, 2011, issued to the Sigma-Tau Purchasers	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.14	^	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Exhibit 10.8 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.15	^	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Exhibit 10.12 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.16		Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.17		Form of Warrant	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.18		Convertible Note and Warrant Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.19		License Agreement with Lee’s Pharmaceutical (HK) Limited	Exhibit 10.1 to Amendment No. 1 to Form 10-Q (File No. 001-15070) for the quarter ended September 30, 2012 (filed January 16, 2013)**

10.20		Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.21		Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.22		Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.23		Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.24	^	Letter Agreement between the Company and J.J. Finkelstein, dated July 5, 2013	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.25	^	Letter Agreement between the Company and Allan L. Goldstein, dated July 5, 2013	Exhibit 10.4 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.26		Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.27		Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.28		Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.29		Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.30	^	Letter Agreement between the Company and J.J. Finkelstein, dated January 7, 2014	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.31		Letter Agreement between the Company and Allan L. Goldstein, dated January 7, 2014	Exhibit 10.3 to Quarterly Report on Form10-Q (File No. 001-15070) (filed January 9, 2014)

10.32		Securities Purchase Agreement	Exhibit 10.5 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)

10.33		License Agreement RGN-259 dated March 7, 2014 with GtreeBNT (formerly Digital Aria)	Exhibit 10.6 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)**

10.34		License Agreement RGN-137 dated March 7, 2014 with GtreeBNT (formerly Digital Aria)	Exhibit 10.7 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)**

10.35	^	Executive Employment Agreement between the Company and J.J. Finkelstein dated April 16, 2014	Exhibit 10.1 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.36	^	Executive Employment Agreement between the Company and Allan L. Goldstein dated April 16, 2014	Exhibit 10.2 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.37	^	Executive Employment Agreement between the Company and Dane Saglio dated April 16, 2014	Exhibit 10.3 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.38		Form of First Amendment to Promissory Note dated October 3, 2014	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 9, 2014)

10.39		Joint Venture Agreement between the Company and GtreeBNT Co., Ltd. dated January 28, 2015	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2015)

10.40	License Agreement between the Company and ReGenTree, LLC dated January 28, 2015	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2015)

10.41	2014 Amendment to Lease Agreement	Exhibit 10.41 to Annual Report on Form 10-K (File No. 001-15070) (filed April 11, 2016)

10.42	Securities Purchase Agreement between the Company and Purchasers identified therein dated June 27, 2016.	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 1, 2016).

10.43	Registration Rights Agreement between the Company and Purchasers identified therein dated June 27, 2016.	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 1, 2016).

10.44	Amendment No. 2 to the RGN-259 License Agreement between the Company and ReGenTree, LLC dated April 28, 2016.	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed August 22, 2016)

10.45	Amendment No. 2. to Joint Venture Agreement between the Company and GtreeBNT Co., Ltd. dated May 11, 2016.	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed August 22, 2016)

10.46	Amendment No 2. Dated as of August 28, 2017, REN-137 License Agreement between the Company and GTreeBNT Co., LTD, dated March 7, 2014	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 14, 2017)**

10.47	Warrant Reprice Agreement between the Company and the Purchasers identified therein dated March 2, 2018	Exhibit 10.47 to Annual Report (File No. 001-15070) (filed March 29, 2018)

10.48	Form of Common Stock Warrant	Exhibit 10.48 to Annual Report (File No. 001-15070) (filed March 29, 2018)

10.49	2018 Equity Incentive Plan dated June 13, 2018	Exhibit 10.49 to Annual Report on Form 10-K (File No. 001-15070) (filed March 29, 2019)

10.50	Form of Convertible Note Purchase Agreement February 2019	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2019)

10.51	Form of Convertible Promissory Note February 2019	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2019)

10.52	Form of Stock Warrant February 2019	Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2019)

10.53	Amendment N. 1 to License Agreement dated February 25, 2019 between the Company and Lee’s Pharmaceutical (HK) Limited	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 14, 2019)

10.54	Amendment No. 1 to RGN-259 License (PAN ASIA) dated September 17, 2019 between Company and GtreeBNT Co., Ltd.	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 14, 2019)

23.1	Consent of CohnReznick LLP	Filed herewith

24.1	Powers of Attorney	Included on signature page

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith***

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2019 and 2018; (ii) Statements of Operations for the years ended December 31, 2019 and 2018; (iii) Statements of Changes in Stockholders’ Deficit; (iv) Statements of Cash Flows for the years ended December 31, 2019 and 2018; and (v) Notes to Financial Statements.	Filed herewith

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

**	The registrant has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Securities and Exchange Commission.

***	This certification is being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

^	Compensatory plan, contract or arrangement.