Form 10-Q
period 2020-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2020-05-15
CIK 707511

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

133,441,788 shares of common stock, par value $0.001 per share, were outstanding as of May 7, 2020.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2020

Part I – Financial Information

Item 1.	Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)	(See Note 1)
ASSETS
Current assets
Cash and cash equivalents	$614,778	$639,916
Prepaid expenses and other current assets	36,014	41,639
Total current assets	650,792	681,555
Operating lease right-of-use asset	14,355	24,453
Other assets	5,752	5,752
Total assets	$670,899	$711,760

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$74,719	$43,678
Unearned revenue	76,761	76,761
Accrued expenses	113,005	95,020
Current portion of operating lease liability	15,887	27,014
Total current liabilities	280,372	242,473

Long-term liabilities
Unearned revenue	2,082,135	2,101,325
Convertible promisory notes, net	743,484	708,070
Total liabilities	3,105,991	3,051,868

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 133,441,778 and 131,506,494 issued and outstanding	133,442	131,507
Additional paid-in capital	105,186,790	104,896,975
Accumulated deficit	(107,755,324)	(107,368,590)
Total stockholders' deficit	(2,435,092)	(2,340,108)
Total liabilities and stockholders' deficit	$670,899	$711,760

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	For the three months ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Revenues	$19,190	$19,191

Operating expenses
Research and development	11,733	15,304
General and administrative	345,606	326,748
Total operating expenses	357,339	342,052
Loss from operations	(338,149)	(322,861)

Other income (expense)
Interest income	3,034	-
Interest expense	(51,619)	(9,590)
Total other expense	(48,585)	(9,590)
Loss before taxes	(386,734)	(332,451)

Provision for income taxes	-	-
Net loss	(386,734)	(332,451)

Deemed dividend related to warrants down round provision	-	(82,566)

Net loss attributable to common shareholders	$(386,734)	$(415,017)

Basic net loss per common share	$(0.00)	$(0.00)
Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	133,101,517	129,578,215
Weighted average number of common shares outstanding - diluted	133,101,517	129,578,215

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Changes in Stockholders' Deficit

(unaudited)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2019	131,506,494	$131,507	$104,896,975	$(107,368,590)	$(2,340,108)
Issuance of common stock - warrant exercises	1,935,294	1,935	239,976	-	241,911
Stock-based compensation expense	-	-	49,839	-	49,839
Net loss	-	-	-	(386,734)	(386,734)
Balance, March 31, 2020	133,441,788	$133,442	$105,186,790	$(107,755,324)	$(2,435,092)

Balance, December 31, 2018	128,432,478	$128,433	$103,541,291	$(105,881,777)	$(2,212,053)
Issuance of common stock - note conversions	1,149,016	1,149	67,792	-	68,941
Issuance of common stock - warrant exercises	925,000	925	114,700	-	115,625
Warrants issued with debt	-	-	174,221	-	174,221
Debt discount related to beneficial conversion feature	-	-	174,221	-	174,221
Deemed dividend related to warrant reprice	-	-	82,566	(82,566)	-
Stock-based compensation expense	-	-	54,755	-	54,755
Net loss	-	-	-	(332,451)	(332,451)
Balance, March 31, 2019	130,506,494	$130,507	$104,209,546	$(106,296,794)	$(1,956,741)

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

	For the Three months ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(386,734)	$(332,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	666
Non-cash share-based compensation	49,839	54,755
Non-cash interest expense	51,619	6,530
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,625	6,999
Accounts payable	31,041	(53,901)
Accrued expenses	1,780	(3,055)
Operating lease liability	(1,029)	(670)
Unearned revenue	(19,190)	(19,191)
Net cash used in operating activities	(267,049)	(340,318)

Financing activities:
Proceeds from the sale of convertible notes	-	650,000
Proceeds from the exercise of stock warrants	241,911	115,625
Net cash provided by financing activities	241,911	765,625

Net (decrease) increase in cash and cash equivalents	(25,138)	425,307

Cash and cash equivalents at beginning of period	639,916	237,261
Cash and cash equivalents at end of period	$614,778	$662,568

Supplemental Disclosures of Non-Cash Operating and Financing Activities:
Conversion of promissory notes to common stock	$-	$55,000

Conversion of accrued interest to common stock	$-	$13,941

Establish right-of-use asset	$-	$59,822

Establish operating lease liability	$-	$65,415

Issuance of warrants in conjunction with issuance of convertible notes	$-	$174,221

Beneficial conversion feaure on issuance of convertible notes	$-	$174,221

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three months ended March 31, 2020 and 2019 (Unaudited)

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

Since inception, and through March 31, 2020, we have an accumulated deficit of $108 million and we had cash and cash equivalents of $614,778 as of March 31, 2020. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. In February 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2019 Notes”). The sale of the 2019 Notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patient in a Phase 3 trial in patients with DES the (“ARISE-3”) sponsored by ReGenTree LLC (“ReGenTree” or “Joint Venture”). The 2019 Notes contain a $0.12 conversion price and the purchasers also received a warrant exercisable at $0.18 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible (the “2019 Warrants”). On March 2, 2018, the Company entered into a warrant reprice and exercise and issuance agreement (the “Reprice Agreement”) with Sabby Healthcare Master Fund, Ltd., and Sabby Volatility Warrant Master Fund, Ltd. (collectively, “March 2018 Investor”). In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by the March 2018 Investor as well as $125,000 for April 2019 warrant exercises. In January 2020, the March 2018 Investor exercised their remaining warrants and the Company received proceeds of $241,911. At present, with the receipt of the proceeds the January 2020 warrant exercises, we will have sufficient cash to fund planned operations through the third quarter of 2020.

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

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. As of May 15, 2020, the Company is aware of changes in its business as a result of COVID-19 but uncertain of the impact of those changes on its financial position, results of operations or cash flows. Management believes any disruption, when and if experienced, could be temporary; however, there is uncertainty around when any disruption might occur, the duration and hence the potential impact. As a result, we are unable to estimate the potential impact on our business as of the date of this filing.

These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business.

Although we intend to continue to seek additional financing or additional strategic partners, we may not be able to complete a financing or corporate transaction, either on favorable terms or at all. If we are unable to complete a financing or strategic transaction, we may not be able to continue as a going concern after our funds have been exhausted, and we could be required to significantly curtail or cease operations, file for bankruptcy or liquidate and dissolve. There can be no assurance that we will be able to obtain any sources of funding. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be forced to take any such actions.

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

Basis of Presentation.

The accompanying unaudited interim condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP. The accounting policies underlying our unaudited interim condensed financial statements are consistent with those underlying our audited annual financial statements, but do not include all disclosures including notes required by GAAP for complete financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited annual financial statements as of and for the year ended December 31, 2019, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”).

The Company’s significant accounting policies are included in “Part IV - Item 15 – Exhibits, Financial Statement Schedules. - Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Company’s Annual Report. There have been no changes to these policies.

The accompanying December 31, 2019 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other future period.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board.

Use of Estimates.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for revenue recognition, discount rate used to calculate the present value of future lease payments and share-based arrangements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

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

Accounting Standards Updates.

The Company has evaluated all issued and unadopted Accounting Standard Updates (“ASU”) and believes the adoption of these standards will not have a material impact on its results of operations, financial position or cash flows.

2.       Net Income (Loss) per Common Share

Basic net income (loss) per common share for the three-month periods ended March 31, 2020 and 2019 is based on the weighted-average number of shares of common stock outstanding during the periods. Diluted loss per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred. Potentially dilutive shares are excluded because the effect is antidilutive. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the reporting period. The potentially dilutive securities include 29,139,884 shares and 20,869,586 shares in 2020 and 2019, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants.

3.       Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) and amortize that cost over the expected term of the grant. We recognized $49,839 and $54,755 in stock-based compensation expense for the three months ended March 31, 2020 and 2019, respectively.

We did not issue stock options to employees, consultants and directors during the three months ended March 31, 2020 or 2019.

A summary of the Company’s stock options for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding, December 31, 2019	9,821,250	$0.28
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Options Outstanding, March 31, 2020	9,821,250	$0.28	5.2 years	$4,050
Vested and unvested but expected to vest, March 31, 2020	9,690,671	$0.28	5.3 years	$4,050
Exercisable at March 31, 2020	6,957,500	$0.30	3.8 years	$4,050

The average expected life was determined using historical data. We expect to recognize the compensation cost related to non-vested options as of March 31, 2020 of $318,529 over the weighted average remaining recognition period of 1.33 years.

4.       Income Taxes

As of March 31, 2020, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2020; no changes in settled tax years have occurred through March 31, 2020. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

Level 3 — Unobservable inputs.

As of March 31, 2020 and December 31, 2019, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in cash and cash equivalents valued at $614,788 and $639,916, respectively, using Level 1 inputs.

6. Convertible Notes

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

In connection with the issuance of the 2019 Notes we also issued warrants to each investor. The warrants are exercisable for an aggregate of 8,125,000 shares of common stock with an exercise price of eighteen cents ($0.18) per share for a period of five years. The relative fair value of the 2019 Warrants issued was $348,443 calculated using the Black-Scholes-Merton valuation model value of $0.06 with an expected and contractual life of five years, an assumed volatility of 67.86%, and a risk-free interest rate of 2.49%. The 2019 warrants are classified in equity.

The Company allocated $348,443 of the gross proceeds to the warrants, on a relative fair value basis. In addition, because the effective conversion price of the 2019 Notes was less than the fair value of the underlying common stock on the issuance date, we allocated the intrinsic value of that feature to additional paid-in-capital. The debt discount created by the 2019 Warrants and beneficial conversion feature will be amortized over the term of the 2019 Notes as additional interest expense using the effective interest method.

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

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended
	March 31, 2020	March 31, 2019
January 2014 Notes	$-	$479
2019 Notes	51,619	9,111
Total interest expense	$51,619	$9,590

7.       License Agreements

Joint Venture Agreement – ReGenTree.

On January 28, 2015, the Company entered into the Joint Venture Agreement with GtreeBNT, a stockholder in the Company. The Joint Venture Agreement provides for the creation of the Joint Venture, jointly owned by the Company and GtreeBNT. ReGenTree will commercialize RGN-259 for treatment of dry eye syndrome and neurotrophic keratopathy in the United States and Canada.

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

Under the license agreement for RGN-259 (the “259 License Agreement”), our preservative-free eye drop product candidate, GtreeBNT will have the right to develop and commercialize RGN-259 in Asia (excluding China, Hong Kong, Taiwan, and Macau). The rights will be exclusive in Korea, Japan, Australia, New Zealand, Brunei, Cambodia, East Timor, Indonesia, Laos, Malaysia, Mongolia, Myanmar (Burma), Philippines, Singapore, Thailand, Vietnam, and Kazakhstan, and semi-exclusive in India, Pakistan, Bangladesh, Bhutan, Maldives, Nepal, Sri Lanka, Kyrgyzstan, Tajikistan, Turkmenistan and Uzbekistan, collectively, the Territory (the “259 Territory”). Under the 259 License Agreement we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double-digit percentage of any commercial sales of the licensed product sold by GtreeBNT in the 259 Territory.

Under the license agreement for RGN-137 (the “137 License Agreement”), our topical dermal gel product candidate, GtreeBNT will have the exclusive right to develop and commercialize RGN-137 in the U.S. (the “Original 137 Territory”). Under the 137 License Agreement we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double-digit percentage of any commercial sales of the Company’s licensed product sold by GtreeBNT in the Original 137 Territory. In August 2017, we amended the 137 License Agreement held by GtreeBNT. Under the amendment, the Original 137 Territory was expanded to include Europe, Canada, South Korea, Australia and Japan (the “137 Territory”). Under the 137 License Agreement, the Company received a series of non-refundable payments and is entitled to receive royalties on the future sales of products. The Company is accounting for the 137 License Agreement as a revenue arrangement. Since participation in the joint development committee is required it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company assessed the 137 License Agreement in accordance with ASC 606. The Company evaluated the promised goods and services under the 137 License Agreement and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize RGN-137 and participation in the joint development committee. Revenue is being recognized on a straight-line basis over a period of 23 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation.

Lee’s Pharmaceutical.

We are a party to a license agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan (the “License Agreement”). Lee’s previously filed an IND with the Chinese FDA (“CFDA”) to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's subsequently informed us that it received notice from CFDA declining its IND application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not yet been informed of a projected starting date for Phase 2 trials and believe that Lee’s intends to wait until the completion of ARISE-3 before undertaking clinical trials. In February 2019, the License Agreement was amended and assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. There were no economic changes to the License Agreement as a result of the amendment.

8.       Stockholders’ Equity

On January 6, 2019, the January 2014 Convertible Notes matured, and the holders elected to convert the note balances and accrued interest into common stock. As a result, we issued 1,149,016 shares of common stock.

On March 2, 2018, the Company entered into a warrant reprice and exercise and issuance agreement with the March 2018 Investor. In connection with the Reprice Agreement, the Company issued to the March 2018 Investor warrants to purchase shares of the Company’s common stock (the “March Warrants”). The exercise price under the March Warrants is subject to a limited anti-dilution provision, such that in the event the Company makes an issuance of common stock (subject to customary exceptions) at a price per share less than the applicable exercise price of the March Warrants, the exercise price of the March Warrants will be reduced to the price per share applicable to such new issuance but will not adjust to an exercise price below $0.125. As a result of the issuance of the 2019 Notes and 2019 Warrants, the exercise price of the March Warrants was adjusted to $0.125 per share. The estimated fair value of the effect of the exercise price adjustment of $82,566 is reflected as a dividend to the March 2018 Investor in 2019.

Subsequent to the reduction of the exercise price of the March Warrants to $0.125 in 2019, the March 2018 Investor exercised warrants for 925,000 shares of common stock and the Company received exercise proceeds of $115,625. The March 2018 Investor exercised additional warrants on April 23, 2019 for 1,000,000 shares of common stock and the Company received exercise proceeds of $125,000. In January 2020, the March 2018 Investor exercised warrants for 1,939,294 shares of common stock and the Company received exercise proceeds of $241,911.

9.       Leases

In February 2017, we amended our office lease agreement and the term was extended through July 2020. During the extended term, our rental payments will average approximately $4,000 per month. Our facility lease is our only existing lease as of March 31, 2020 and is classified as operating lease. Our facility lease does not have a renewal option although we believe we will be able to extend or renew the lease if desired. The discount rate used in the calculation of our lease liability is approximately 20%, which is based on our estimate of the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

The following table summarizes the Company’s recognition of its operating lease:

March 31, 2020
Assets
Operating lease right-of-use asset	$14,355
Total lease assets	$14,355

Liabilities
Current portion of operating lease liability	$15,887
Total lease liabilities	$15,887

Rent expense, consisting of minimum operating lease payments and variable lease payments for pass through items such as common area maintenance and real estate taxes for the three months ended March 31, 2020 and 2019 is recorded as general and administrative expense and consisted of the following:

	2020	2019
Operating lease cost	$12,296	$11,937
Variable lease costs	706	1,364

Total lease costs	$13,002	$13,301

A maturity analysis of our operating lease minimum lease payments follows:

2020	$16,555
Total	16,555

Discount factor	(668)
Total lease liabilty	$15,887

10.     Subsequent Event

On April 24, 2020, the Company closed on a $55,400 loan under the Payroll Protection Program ("PPP") (the "Loan") contained within the new Coronavirus Aid, Relief, and Economic Security ("CARES") Act signed into law by President Trump on March 27, 2020. The Loan was obtained from PNC Bank. The Loan has a term of two years, is unsecured, and is guaranteed by the Small Business Administration. The Loan bears interest at a fixed rate of one percent per annum with the first six months of interest deferred and will be forgiven if at least 75% of the Loan proceeds are used by the Company to cover payroll costs, including benefits, and the Company maintains its employment and compensation within certain parameters during the eight-week period following the loan origination date.

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

On March 20, 2020, the FDA finalized its revised definition of what products should be considered biologics, which included proteins of more than 40 amino acids, regardless of how they are manufactured. Since thymosin beta 4, the active ingredient in RGN-259, is 43 amino acids it has now been reclassified as a biologic. At this time, we do not believe this should have any material impact on the regulatory strategy for our out-licensed products in the U.S.

Current Financial Status

In February 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder. The sale of the 2019 Notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. The 2019 Notes contain a $0.12 conversion price and the purchasers also received a warrant exercisable at $0.18 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible. In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by Sabby Management as well as $125,000 for April 2019 warrant exercises. In January 2020, Sabby exercised their remaining warrants and the Company received proceeds of $241,911. At present, with the receipt of the sale proceeds from the closing on the 2019 Notes and proceeds from the March and April 2019 and January 2020 warrant exercises, we will have sufficient cash to fund planned operations through the third quarter of 2020.

Current Clinical Status

In January 2015, we entered into a Joint Venture Agreement with GtreeBNT whereby we created ReGenTree LLC (“ReGenTree” or “Joint Venture”) jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye syndrome and neurotrophic keratitis, an orphan indication in the United States.

To date ReGenTree has sponsored a Phase 2/3 clinical trial (“ARISE-1”) and Phase 3 clinical trials in patients with DES (“ARISE-2”). Currently, it is sponsoring a Phase 3 clinical trial in patients with neurotrophic keratitis (“NK”) (“SEER-1”), and ARISE-3 in patients with DES, both in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 trial and in October 2017, we reported the results of the ARISE-2 trial. The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc. pursuant a recent contract between the parties, demonstrated a number of statistically significant improvements in both signs and symptoms of DES with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. ReGenTree is proceeding with its RGN-259 development plan as discussed with the FDA in April 2018. Most recently, ReGenTree reaffirmed that the manufacturing of the investigational product for ARISE-3 has been completed and the protocol for the study has been finalized. ReGenTree and Ora, Inc. have entered into a contract for management of ARISE-3. ReGenTree has initiated the study, the first patient was enrolled in the second quarter of 2019, and it is expected to be completed in the Summer of 2020.

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

GtreeBNT has developed the CMC (chemistry, manufacturing, and controls) dossier required for Phase 3 clinical trials and commercialization in the U.S. and in Korea. This comprehensive and critical effort ensures that final drug product manufacturing, packaging, stability, purity, reproducibility, etc., meets regulatory guidelines and product specifications. The product of this activity is the current product formulation being utilized in the U.S. trials being conducted by ReGenTree and will also be utilized in the planned clinical activity to be conducted by GtreeBNT under the RGN-259 license agreement for Pan Asia.

In February 2017, our licensee for RGN-137, GtreeBNT, through its subsidiary, Lenus Therapeutics, LLC, received permission from the FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa (“EB”), a genetic disease that causes severe blistering of the skin and internal organs. In December 2018, GtreeBNT initiated a small Phase 2 open trial in patients with EB to evaluate RGN-137 in such patients prior to sponsoring a larger Phase 3 trial. Three patients have been enrolled in the open clinical trial to date. It was reported in August 2019, that the first patient had positively responded to RGN-137. It is hoped that 12 additional patients can be enrolled through 2020 now that all the clinical sites have received IRB approval.

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

In September 2015, ReGenTree began the Phase 2/3 ARISE-1 clinical trial in patients with DES (and the Phase 3 SEER-1 clinical trial in patients with neurotrophic keratopathy, both in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 dry eye trial. In the trial, RGN-259 demonstrated statistically significant improvements in both signs and symptoms of dry eye with 0.05% and 0.1% RGN-259 compared to placebo in a dose dependent manner during a 28-day dosing period. While the primary outcome measures were not met, several key related pre-specified endpoints and subgroups of patients with more severe dry eye showed statistically significant treatment effects. These results confirm the findings from the previous Phase 2 trial providing clear direction for the clinical regulatory pathway and remaining registration trials for RGN-259. Shortly following the ARISE-1 trial, the FDA approved ReGenTree’s Phase 3 ARISE-2 dry eye protocol and we initiated the ARISE-2 trial that enrolled approximately 600 patients.

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

RGN-137

Clinical Development — Epidermolysis Bullosa.  Starting in 2005, we began conducting a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with EB. EB is a genetic disease of approximately 10 gene mutations that results in fragile skin and other epithelial structures (e.g., cornea and GI tract) that can blister spontaneously or separate at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. In severe cases, recurrent blistering and tissue loss may be life threatening. EB has been designated as an “orphan” indication by the FDA’s Office of Orphan Drugs. We closed the Phase 2 trial in late 2011 and we submitted the final report to the FDA in 2014. Subsequently, we licensed RGN-137 to GtreeBNT for development in the U.S. and EU. In February 2017, GtreeBNT received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with EB. Recently, the FDA modified efficacy requirements in EB patients from complete wound closing to partial wound closing, which has had a positive impact on clinical trial design. Our licensee initiated a Phase 2 open clinical trial on EB patients in the U.S. in December 2018, and 3 of 15 patients have been enrolled to date.

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

Lee’s Pharmaceuticals.

We are a party to the License Agreement with Lee’s Pharmaceutical for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Lee’s previously filed an IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's subsequently informed us that it received notice from China's FDA declining its IND application for a Phase 2b dry eye clinical trial because the API was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not yet been informed of a projected starting date for Phase 2 trials but believe Lee’s intends to await the outcome of the ARISE-3 DES trial prior to initiating clinical trials in China.

GtreeBNT.

We are a party the 259 License Agreement with GtreeBNT for the license of RGN-259 related to certain development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan). Separately, we licensed GtreeBNT the rights to RGN-137 under the 137 License Agreement which was recently amended as discussed above. GtreeBNT is currently our second largest stockholder. GtreeBNT filed an IND with the Korean Ministry of Food and Drug Safety to conduct a Phase 2/3 study with RGN-259 in patients with dry eye syndrome and in July 2015, received approval to conduct the trial. In late 2016, GtreeBNT informed us that it believes marketing approval in the U.S. will allow expedited marketing in Korea, possibly without the need for a clinical trial. At this point, we are still awaiting marketing approval in the U.S.

U.S. Joint Venture (ReGenTree, LLC).

In January 2015, we entered into a Joint Venture Agreement with GtreeBNT whereby we created ReGenTree, jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye and NK, an orphan indication in the United States. We are entitled to royalties as a percentage of net sales ranging from single digits to low double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats of ReGenTree and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent. We currently hold a 38.5% ownership interest in ReGenTree. This ownership interest may be further reduced to as low as 25% once ReGenTree obtains FDA approval of an NDA for dry eye syndrome in the U.S. In the event ReGenTree is acquired, or a change of control occurs following achievement of an NDA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties.

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

R&D expenditures are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these expenses could exceed our expectations, possibly materially. We are uncertain as to what we will incur in future R&D costs for our clinical studies, as these amounts are subject to, management's continuing assessment of the economics of each individual R&D project and the internal competition for project funding.

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

Critical Accounting Policies

In Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 20, 2020, which we refer to as the Annual Report, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

Revenues. For the three months ended March 31, 2020 and 2019, we recorded revenue in the amount of approximately $19,000 related to the amortization of unearned license fees.

R&D Expenses. For the three months ended March 31, 2020, our R&D expenses decreased by approximately $3,000, or 23%, to $12,000 from $15,000 for the same period in 2019. The 2020 decrease relates a decrease in stock option expense from the 2019 period.

G&A Expenses. For the three months ended March 31, 2020, our G&A expenses increased by approximately $19,000, or 6%, to $346,000 from $327,000 for the same period in 2019. The changes in the G&A expenses are reflected in several areas. Decreases in professional services (decrease of $10,000) are offset by increases in personnel related (increase of $15,000) and insurance (increase of $14,000). We expect that our G&A expenses will remain steady over the next year.

Net Loss. Our Statements of Operations reflects a net loss of $387,000 for the quarter ended March 31, 2020, versus a net loss of $332,000 for the quarter ended March 31, 2019.

Liquidity and Capital Resources

Overview

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. Over the past couple of years, we have primarily financed our operations through the sale of a series of convertible promissory notes through private placements with accredited investors and the March and August 2014 private placements of common stock with GtreeBNT as well as our entry into the joint venture with ReGenTree in early 2015. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2019 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.

We had cash and cash equivalents of $614,778 at March 31, 2020. Our current cash which includes the proceeds from the closing of the February 2019 note sale as well as the proceeds from January 2020 warrant exercises will be sufficient to fund planned operations through the third quarter of 2020. We will need to secure additional funding in order to advance operations substantially beyond the third quarter of 2020. We may also receive funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Three Months Ended March 31, 2020 and 2019

Net cash used in operating activities was approximately $267,000 for the three months ended March 31, 2020 compared to approximately $340,000 used in operating activities for the three months ended March 31, 2019. We received gross proceeds of approximately $242,000 from the exercise of warrants in the three months ended March 31, 2020. In 2019, we received gross proceeds of $766,000 from the closing of the first tranche of the of the February 2019 Notes as well as the exercise of warrants.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, RegeneRx has active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for ophthalmic trials are, in general, relatively fast, as opposed to most other clinical efforts: In February 2019, ReGenTree initiated a 700-patient ARISE-3 trial in patients with DES to confirm the results observed in ARISE-2. The first patient was enrolled in the second quarter of 2019 and the trial is expected to be completed in the Summer of 2020. We expect ReGenTree closed SEER-1 and expects to report top line results in patients accrued through closing during the second quarter of 2020.

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings. In June of 2016, we raised $1,520,000 by selling 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock to Sabby. On March 2, 2018, we entered into a warrant reprice and exercise and issuance agreement with Sabby, which, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. Pursuant to the terms of the Reprice Agreement the exercise price of the new warrants will be reduced from $0.2301 to $0.125 as a result of the sale of the 2019 Notes. We received gross proceeds of approximately $1,000,000 pursuant the exercise and issued 5,147,059 of common stock. Most recently, in February 2019, we sold a series of convertible promissory notes to accredited investors including Essetifin S.p.A., our largest shareholder. The sale of the notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. The notes contain a $0.12 conversion price and are initially convertible into 10,833,333 chares off common stock. The purchasers also received a warrant exercisable at $0.18 to purchase additional 8,125,000 shares of common stock. In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by Sabby Management as well as $125,000 for April 2019 warrant exercises. In January 2020, Sabby exercised their remaining warrants and the Company received proceeds of $241,911. At present, with the receipt of the sale proceeds from the closing on the 2019 Notes and proceeds from the March and April 2019 and January 2020 warrant exercises, we will have sufficient cash to fund planned operations through the third quarter of 2020.

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

Our cash equivalents, which are generally comprised of Federally insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2020, these cash equivalents were $614,778. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of March 31, 2020, the change in fair value of our financial instruments would not have been material.

Item 4.	Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based upon this evaluation, management has concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital resources coupled with the proceeds from the sale of the 2019 Notes in February 2019 and warrant exercises will only be sufficient to fund our operations through the third quarter of 2020.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future and may increase, as we pursue our product development efforts related to Tß4. As of March 31, 2020, our accumulated deficit totaled approximately $108 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2019 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, in February 2019 we sold the 2019 Notes for proceeds of $1,300,000 and we received approximately $240,000 from the exercise of the warrants, these proceeds are only projected to fund our operations at the current level through the third quarter of 2020. We will need to secure additional operating capital to continue operations substantially beyond the third quarter of 2020. Therefore, we are seeking sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

On March 20, 2020, the FDA finalized its revised definition of what products should be considered biologics, which included proteins of more than 40 amino acids, regardless of how they are manufactured. Since thymosin beta 4, the active ingredient in RGN-259, is 43 amino acids it has now been reclassified as a biologic. At this time, we do not believe this should have any material impact on the regulatory strategy for our out-licensed products in the U.S.

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

For the period from January 1, 2019 through May 6, 2020 the closing price of our common stock has ranged from $0.11 to $0.31, with an average daily trading volume of approximately 51,000 shares. Considering our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our officers, directors and principal stockholders together control approximately 48.2% of our outstanding common stock. Included in this group are previous stockholders of Sigma-Tau and its affiliates, which now have consolidated their holding into Essetifin S.p.A. which holds outstanding shares representing approximately 26.2% of our outstanding common stock and GtreeBNT which owns approximately 14.7% of our outstanding common stock. These stockholders also hold options, warrants, convertible promissory notes and stock purchase rights that provide them with the right to acquire significantly more shares of common stock. Accordingly, if these stockholders acted together they could control the outcome of all stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

As of March 31, 2020, there were outstanding options to purchase an aggregate of 9,821,250 shares of our common stock under our 2010 and 2018 incentive equity plans at exercise prices ranging from $0.16 per share to $0.64 per share and outstanding warrants to purchase 8,485,300 shares of our common stock at a weighted average exercise price of $0.19 per share. On February 27, 2019 we sold the 2019 Notes that will initially be convertible at $0.12 into 10,833,333 shares of our common stock and the 2019 Warrants to purchase 8,125,000 shares of our common stock with an exercise price of $0.18 per share. In March 2018 we entered into the Reprice Agreement with the holders of the warrants issued in June 2016. Under the terms of the Reprice Agreement, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of 5,147,059 warrants was reduced to $0.20 per share. As further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. Pursuant to the terms of the Reprice Agreement the exercise price of the new warrants has been reduced to $0.125 as a result of the sale of the 2019 Notes in February 2019. Subsequent to reducing the exercise price to $0.125, the warrant holders exercised all of the repriced warrants, including for 1,935,000 shares of our common stock in January 2020 and we have received exercise proceeds of approximately $242,000.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2020 and December 31, 2019; (ii) Condensed Statements of Operations for the three months ended March 31, 2020 and 2019; (iii) Condensed Statement of Changes in Stockholders’ Deficit for the three months ended March 31, 2020 and 2019; (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (v) Notes to Condensed Financial Statements.

*	Filed herewith. Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto.

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

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: May 15, 2020	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)

