Form 10-Q
period 2020-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2020-08-14
CIK 707511

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

133,441,788 shares of common stock, par value $0.001 per share, were outstanding as of August 7, 2020.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2020

Part I – Financial Information

Item 1.	Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)	(See Note 1)
ASSETS
Current assets
Cash and cash equivalents	$377,594	$639,916
Prepaid expenses and other current assets	23,598	41,639
Total current assets	401,192	681,555
Operating lease right-of-use asset	85,668	24,453
Other assets	5,752	5,752
Total assets	$492,612	$711,760

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$26,064	$43,678
Unearned revenue	76,761	76,761
Accrued expenses	131,312	95,020
Promissory note	24,622	-
Current portion of operating lease liability	36,836	27,014
Total current liabilities	295,595	242,473

Long-term liabilities
Unearned revenue	2,062,945	2,101,325
Promissory note	30,778	-
Operating lease liability	49,215	-
Convertible promissory notes, net	778,898	708,070
Total liabilities	3,217,431	3,051,868

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 133,441,778 and 131,506,494 issued and outstanding	133,442	131,507
Additional paid-in capital	105,333,223	104,896,975
Accumulated deficit	(108,191,484)	(107,368,590)
Total stockholders' deficit	(2,724,819)	(2,340,108)
Total liabilities and stockholders' deficit	$492,612	$711,760

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$19,191	$19,190	$38,381	$38,381

Operating expenses
Research and development	37,634	26,337	49,367	41,641
General and administrative	366,792	344,799	712,397	671,547
Total operating expenses	404,426	371,136	761,764	713,188
Loss from operations	(385,235)	(351,946)	(723,383)	(674,807)

Other income (expense)
Interest income	693	2,945	3,727	2,945
Interest expense	(51,619)	(39,447)	(103,238)	(49,037)
Total other expense	(50,926)	(36,502)	(99,511)	(46,092)
Loss before taxes	(436,161)	(388,448)	(822,894)	(720,899)

Provision for income taxes	-	-	-	-
Net loss	(436,161)	(388,448)	(822,894)	(720,899)

Deemed dividend related to warrants down round provision	-	-	-	(82,566)
Net loss attributable to common shareholders	$(436,161)	$(388,448)	$(822,894)	$(803,465)

Basic net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	133,441,788	131,264,736	133,271,652	130,426,134
Weighted average number of common shares outstanding - diluted	133,441,788	131,264,736	133,271,652	130,426,134

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

 Condensed Statements of Changes in Stockholders' Deficit

 (unaudited)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2019	131,506,494	$131,507	$104,896,975	$(107,368,590)	$(2,340,108)
Issuance of common stock - warrant exercises	1,935,294	1,935	239,976	-	241,911
Stock-based compensation expense	-	-	49,839	-	49,839
Net loss	-	-	-	(386,733)	(386,733)
Balance, March 31, 2020	133,441,788	$133,442	$105,186,790	$(107,755,323)	$(2,435,091)
Stock-based compensation expense	-	-	146,433	-	146,433
Net loss	-	-	-	(436,161)	(436,161)
Balance, June 30, 2020	133,441,788	$133,442	$105,333,223	$(108,191,484)	$(2,724,819)

Balance, December 31, 2018	128,432,478	$128,433	$103,541,291	$(105,881,777)	$(2,212,053)
Issuance of common stock - note conversions	1,149,016	1,149	67,792	-	68,941
Issuance of common stock - warrant exercises	925,000	925	114,700	-	115,625
Warrants issued with debt	-	-	174,221	-	174,221
Debt discount related to beneficial conversion feature	-	-	174,221	-	174,221
Deemed dividend related to warrant reprice	-	-	82,566	(82,566)	-
Share-based compensation expense	-	-	54,755	-	54,755
Net loss	-	-	-	(332,451)	(332,451)
Balance, March 31, 2019	130,506,494	$130,507	$104,209,546	$(106,296,794)	$(1,956,741)
Issuance of common stock - warrant exercises	1,000,000	1,000	124,000	-	125,000
Warrants issued with debt	-	-	174,222	-	174,222
Debt discount related to beneficial conversion feature	-	-	174,222	-	174,222
Share-based compensation expense	-	-	115,307	-	115,307
Net loss	-	-	-	(388,448)	(388,448)
Balance, June 30, 2019	131,506,494	$131,507	$104,797,297	$(106,685,242)	$(1,756,438)

The accompanying notes are an integral part of these condensed financial statements.

 RegeneRx Biopharmaceuticals, Inc.

 Condensed Statements of Cash Flows

	For the Six months ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(822,894)	$(720,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1,332
Non-cash share-based compensation	196,272	170,062
Non-cash interest expense	70,828	33,598
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	18,041	(7,450)
Accounts payable	(17,614)	(34,114)
Accrued expenses	36,292	(9,866)
Operating lease liability	(2,178)	(1,458)
Unearned revenue	(38,380)	(38,381)
Net cash used in operating activities	(559,633)	(607,176)

Financing activities:
Proceeds from promissory note	55,400	-
Proceeds from the sale of convertible notes	-	1,300,000
Proceeds from the exercise of stock warrants	241,911	240,625
Net cash provided by financing activities	297,311	1,540,625

Net (decrease) increase in cash and cash equivalents	(262,322)	933,449

Cash and cash equivalents at beginning of period	639,916	237,261
Cash and cash equivalents at end of period	$377,594	$1,170,710

Supplemental Disclosures of Non-Cash Operating and Financing Activities:
Conversion of promissory notes to common stock	$-	$55,000

Conversion of accrued interest to common stock	$-	$13,941

Establish right-of-use asset	$81,890	$59,822

Establish operating lease liability	$81,890	$65,415

Issuance of warrants in conjunction with issuance of convertible notes	$-	$348,443

Beneficial conversions feature on issuance of convertible notes	$-	$348,443

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three and six months ended June 30, 2020 and 2019 (Unaudited)

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

Management Plans to Address Operating Conditions.

Our strategy is aimed at being capital efficient while leveraging our portfolio of clinical assets by seeking strategic relationships with organizations with clinical development capabilities including development capital. Currently, we have active partnerships in four major territories: North America, Europe, China and Pan Asia. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until satisfactory results are obtained from the current ophthalmic clinical program in the U.S. before moving into the EU. However, we intend to continue to develop RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259. We have also been evaluating the potential of RGN-352 for the treatment of COVID-19.

Since inception, and through June 30, 2020, we have an accumulated deficit of $108 million and we had cash and cash equivalents of $377,594 as of June 30, 2020. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. In February 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2019 Notes”). The sale of the 2019 Notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patient in a Phase 3 trial in patients with DES the (“ARISE-3”) sponsored by ReGenTree LLC (“ReGenTree” or “Joint Venture”). The 2019 Notes contain a $0.12 conversion price and the purchasers also received a warrant exercisable at $0.18 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible (the “2019 Warrants”). On March 2, 2018, the Company entered into a warrant reprice and exercise and issuance agreement (the “Reprice Agreement”) with Sabby Healthcare Master Fund, Ltd., and Sabby Volatility Warrant Master Fund, Ltd. (collectively, “March 2018 Investor”). In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by the March 2018 Investor as well as $125,000 for April 2019 warrant exercises. In January 2020, the March 2018 Investor exercised their remaining warrants and the Company received proceeds of $241,911. At present we have sufficient cash to fund planned operations through the third quarter of 2020.

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

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. As of August 14, 2020, the Company is aware of changes in its business as a result of COVID-19, such as the slowing of the accrual of patients for the ARISE-3 Phase 3 clinical trial for dry eye syndrome and the completion of treatment by some patients enrolled during the pandemic, but uncertain of the impact of on its financial position, results of operations or cash flows. Management believes any disruption, when and if experienced, could be temporary; however, there is uncertainty around when any disruption might occur, the duration and hence the potential impact. As a result, while we are making steady progress with the ARISE-3 clinical trial, we are unable to estimate the potential impact on our business as of the date of this filing. In addition, the global pandemic may, due to the nature of the total disruption of the national and world economies, impact our ability to raise any additional capital necessary to fund our operations.

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

The accompanying December 31, 2019 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the six-month period ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other future period.

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

2.       Net Income (Loss) per Common Share

Basic net income (loss) per common share for the three and six month periods ended June 30, 2020 and 2019 is based on the weighted-average number of shares of common stock outstanding during the periods. Diluted loss per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred. Potentially dilutive shares are excluded because the effect is antidilutive. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the reporting period. The potentially dilutive securities include 31,269,884 shares and 31,175,178 shares in 2020 and 2019, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants.

3.       Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) and amortize that cost over the expected term of the grant. We recognized $146,433 and $115,307 in stock-based compensation expense for the three months ended June 30, 2020 and 2019, respectively. We recognized $196,272 and $170,062 in stock-based compensation expense for the six months ended June 30, 2020 and 2019, respectively.

We issued 2,130,000 stock options to employees, consultants and directors during the six months ended June 30, 2020 and 2,415,000 stock options to employees, consultants and directors during the six months ended June 30, 2019. We used the following forward-looking range of assumptions to value the stock options issue in 2020 and 2019:

	2020	2019
Dividend yield	0.0%	0.0%
Risk-free rate of return	0.33%	2.15%
Expected life in years	5.88	5.88
Volatility	74.57%	93.59%
Forfeiture rate	2.6%	2.6%

A summary of the Company’s stock options for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding, December 31, 2019	9,821,250	$0.28
Granted	2,130,000	$0.30
Exercised	-	$-
Forfeited	-	$-
Options Outstanding, June 30, 2020	11,951,250	$0.28	5.9 years	$813,600
Vested and unvested but expected to vest, June 30, 2020	11,784,785	$0.28	5.9 years	$802,268
Exercisable at June 30, 2020	8,093,750	$0.30	4.4 years	$550,550

The average expected life was determined using historical data. We expect to recognize the compensation cost related to non-vested options as of June 30, 2020 of $558,474 over the weighted average remaining recognition period of 1.57 years.

4.       Income Taxes

As of June 30, 2020, there have been no material changes to our uncertain tax position disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2020; no changes in settled tax years have occurred through June 30, 2020. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

Level 3 — Unobservable inputs.

As of June 30, 2020 and December 31, 2019, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in cash and cash equivalents valued at $273,171 and $550,044, respectively, using Level 1 inputs.

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

2019 Convertible Notes

On February 27, 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder. The sale of the notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred on February 27, 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patient in the ARISE-3 clinical trial in DES sponsored by ReGenTree. The 2019 Notes will mature on March 1, 2024. The 2019 Notes bear interest at a rate of five percent (5%) per annum and are convertible into shares of our common stock at a conversion price of twelve cents ($0.12) per share (subject to adjustment as described in the 2019 Notes) at any time prior to repayment, at the election of the investors. In the aggregate, the 2019 Notes issued in both closings are convertible into up to 10,833,333 shares of our common stock excluding interest.

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

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
January 2014 Notes	$-	$-	$-	$479

2019 Notes	51,619	39,447	103,238	48,558

Total interest expense	$51,619	$39,447	$103,238	$49,037

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

Subsequent to the reduction of the exercise price of the March Warrants to $0.125 in 2019, the March 2018 Investor exercised warrants for 925,000 shares of common stock and the Company received exercise proceeds of $115,625. The March 2018 Investor exercised additional warrants on April 23, 2019 for 1,000,000 shares of common stock and the Company received exercise proceeds of $125,000. In January 2020, the March 2018 Investor exercised warrants for 1,935,294 shares of common stock and the Company received exercise proceeds of $241,911.

9.       Leases

In June 2020, we amended our office lease agreement and the term has been extended through July 2022. During the extended term, our rental payments will be approximately $4,200 per month. We had previously amended the office lease to extend through July 2020. Our facility lease is our only existing lease as of June 30, 2020 and is classified as operating lease.

The discount rate used in the calculation of our lease liability is approximately 20%, which is based on our estimate of the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

The following table summarizes the Company’s recognition of its operating lease:

June 30, 2020
Assets
Operating lease right-of-use asset	$85,668
Total lease assets	$85,668

Liabilities
Current
Current portion of operating lease liability	$36,836
Non-current
Operating lease liability	49,215
Total lease liabilities	$86,051

Rent expense, consisting of minimum operating lease payments and variable lease payments for pass through items such as common area maintenance and real estate taxes for the six months ended June 30, 2020 and 2019 is recorded as general and administrative expense and consisted of the following:

	2020	2019
Operating lease cost	$22,891	$23,992
Variable lease costs	-	2,766
Total lease costs	$22,891	$26,758

A maturity analysis of our operating lease minimum lease payments as of June 30, 2020 follows:

2020	$25,349
2021	50,904
2022	29,694
Total	105,947

Discount factor	(19,896)
Total lease liability	$86,051

10.       Promissory Note

On April 24, 2020, the Company entered into a Term Note (the “Loan”) with PNC Bank (the “Bank”) pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The principal amount of the Loan is $55,400.

In accordance with the requirements of the CARES Act, the Company will use the proceeds from the Loan in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on the Loan at the rate of 1.00% per annum. The Company may apply for forgiveness of amount due under the Loan, in an amount equal to the sum of qualified expenses under the PPP, which include payroll costs, rent obligations, and covered utility payments incurred during the eight weeks following disbursement under the Loan. The Company intends to use the entire proceeds under the Loan for such qualifying expenses.

Subject to any forgiveness under the PPP, the Loan matures two years following the date of issuance of the Loan and includes a period for the first six months during which time required payments of interest and principal are deferred. Beginning on the fifteenth day of the seventh month following the date of the Loan, the Company is required to make 18 monthly payments of principal and interest. The Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Loan provides for customary events of default, including, among others, those relating to breaches of their obligations under the Loan, including a failure to make payments, any bankruptcy or similar proceedings involving the Company, and certain material effects on the Company’s ability to repay the Loan. The Company did not provide any collateral or guarantees for the Loan.

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

We are continuing strategic partnership discussions with biotechnology and pharmaceutical companies, and the U.S. military, regarding the further clinical development of certain of our product candidates.

Current Financial Status

In February 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder. The sale of the 2019 Notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patient in the ARISE-3 clinical trial in DES sponsored by ReGenTree. The 2019 Notes contain a $0.12 conversion price and the purchasers also received a warrant exercisable at $0.18 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible. In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by Sabby Management as well as $125,000 for April 2019 warrant exercises. In January 2020, Sabby exercised their remaining warrants and the Company received proceeds of $241,911. At present, with the receipt of the sale proceeds from the closing on the 2019 Notes and proceeds from the March and April 2019 and January 2020 warrant exercises, we have sufficient cash to fund planned operations through the third quarter of 2020.

Current Clinical Status

In January 2015, we entered into a Joint Venture Agreement with GtreeBNT whereby we created ReGenTree LLC (“ReGenTree” or “Joint Venture”) jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye syndrome and neurotrophic keratitis, an orphan indication in the United States.

To date ReGenTree has sponsored a Phase 2/3 clinical trial (“ARISE-1”) and Phase 3 clinical trials in patients with DES (“ARISE-2”). Currently, it is sponsoring a Phase 3 clinical trial in patients with neurotrophic keratitis (“NK”) (“SEER-1”), and ARISE-3 in patients with DES, both in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 trial and in October 2017, we reported the results of the ARISE-2 trial. The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc. pursuant a recent contract between the parties, demonstrated a number of statistically significant improvements in both signs and symptoms of DES with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. ReGenTree is proceeding with its RGN-259 development plan as discussed with the FDA in April 2018. ReGenTree and Ora, Inc. have entered into a contract for management of ARISE-3. ReGenTree has initiated the study, the first patient was enrolled in the second quarter of 2019 and until recently it was expected to complete enrollment in the Summer of 2020. Due to the COVID-19 pandemic, the completion of ARISE-3 has been delayed. ReGenTree previously reported in clinicaltrials.gov that the Estimated Study Completion Date was scheduled for November 2020. However, until the pandemic is under control, it is unclear if the trial will be completed by the end of 2020.

The NK trial (SEER-1), a smaller study in an orphan population, last reported enrollment of 17 patients. On May 14, 2020, the Company reported that the trial was closed and reported the results of SEER-1 in 18 patients. Six out of 10 patients in the RGN-259 treated group and 1 out of 8 patients in the placebo treated group achieved complete corneal healing in 4 weeks. In terms of the primary endpoint, "ratio of corneal wound healed patients after four weeks' administration", the statistical difference was slightly over 0.05 (p = 0.0656, Fisher's exact test), due to the limited number of patients in each group. When another statistical analysis method was used to analyze the same primary endpoint (Chi square test), there was statistical significance, p = 0.0400. In addition, in a pre-specified secondary endpoint evaluating corneal epithelial healing at day 43 (two weeks post treatment) and the durability of RGN-259 treatment, we also confirmed a clear statistical difference using the Fisher's exact test, p = 0.0359. Several other efficacy parameters were either highly significant or strongly trending toward statistical significance in the RGN-259 group indicating the depth of patient response to RGN-259.

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

During the past several years, ReGenTree, LLC began developing a modified eye drop formulation that it believes will enhance the efficacy of thymosin beta 4 for NK, improve the patient experience, and allow a proprietary valued orphan product price for this rare disease. The Company has completed a preliminary formulation for NK patients that will be considered for use in future clinical study. ReGenTree has not yet determined if it will use this new formulation in the future for NK.

In February 2017, our licensee for RGN-137, GtreeBNT, through its subsidiary, Lenus Therapeutics, LLC, received permission from the FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa (“EB”), a genetic disease that causes severe blistering of the skin and internal organs. In August 2017, the Company amended the agreement for RGN-137 held by GtreeBNT. Under the amendment the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. In December 2018, GtreeBNT initiated a small Phase 2 open trial in patients with EB to evaluate RGN-137 in such patients prior to sponsoring a larger Phase 3 trial. Three patients have been enrolled in the open clinical trial to date. It was reported in August 2019, that the first patient had positively responded to RGN-137. As of the date of this report, the Company has not been updated as to current enrollment status.

Development of Product Candidates

Previously, thymosin beta 4 was regulated as a new chemical entity under the FDA’s Center for Drug Evaluation and Research (“CDER”). On March 23, 2020 a new requirement under the Biologics Price Competition and Innovation Act of 2009 (BPCI Act) was enacted requiring that polypeptides larger than 40 amino acids in length, such as thymosin beta 4 (Tβ4), be regulated as biologics under the FDA’s Center for Biologics Evaluation and Research (“CBER”). Other such products formerly regulated as drugs, and now as biologics, include insulin and insulin analogs, human growth hormone, pancreatic enzymes, and reproductive hormones.

Pursuant to our most recent FDA meeting related to RGN-259, our product candidate for the treatment of neurotrophic keratitis (NK), we officially confirmed that since RGN-259 contains Tβ4 as the active ingredient it will now be approved under a BLA instead of under an NDA. In this regard, the team at ReGenTree LLC, our U.S. joint venture, has already been developing the chemistry, manufacturing, and controls (CMC) required for a BLA with top-tier CGMP manufacturers based in the U.S. and Europe. ReGenTree has received official confirmation from the FDA that its CMC manufacturing and quality control standards and development directions would be appropriate to submit a BLA. Thus, we intend to proceed with development conforming to BLA standards as we move forward.

Unlike the previous 5-year exclusive period for new chemical entities approved under an NDA, section 7002 of the Patient Protection and Affordable Care Act (PPACA) provides 12 years of exclusivity for products approved under a BLA. Biologics can also receive orphan drug and pediatric exclusivities. Therefore, if RGN-259 receives a license under a BLA, and with the Tβ4 patents already secured in the U.S, our exclusive market position should be strengthened.

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

In September 2015, ReGenTree began the Phase 2/3 ARISE-1 clinical trial in patients with DES and the Phase 3 SEER-1 clinical trial in patients with neurotrophic keratopathy, both in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 dry eye trial. In the trial, RGN-259 demonstrated statistically significant improvements in both signs and symptoms of dry eye with 0.05% and 0.1% RGN-259 compared to placebo in a dose dependent manner during a 28-day dosing period. While the primary outcome measures were not met, several key related pre-specified endpoints and subgroups of patients with more severe dry eye showed statistically significant treatment effects. These results confirm the findings from the previous Phase 2 trial providing clear direction for the clinical regulatory pathway and remaining registration trials for RGN-259. Shortly following the ARISE-1 trial, the FDA approved ReGenTree’s Phase 3 ARISE-2 dry eye protocol and we initiated the ARISE-2 trial that enrolled approximately 600 patients.

The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc., demonstrated a number of statistically significant improvements in both signs and symptoms of DES with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. In addition, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on DES and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified.

In February 2019, ReGenTree initiated a 700-patient ARISE-3 trial in patients with DES to confirm the results observed in ARISE-2. Although we continue to make steady progress, due to the COVID-19 pandemic, the completion of ARISE-3 could be delayed. ReGenTree previously reported in clinicaltrials.gov that the Estimated Study Completion Date was scheduled for November 2020. Until the pandemic is under control it is unclear if the trial will be completed by that date.

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

Based on our Phase 1 data and the preclinical research discussed above, we are evaluating various opportunities for government funding for a Phase 2a clinical trial to show proof-of-concept in each case while also talking with prospective strategic partners with the interest, capabilities and resources to further develop product candidate in these fields. We have also been evaluating the potential of RGN-352 for the treatment of COVID-19.

RGN-137

Clinical Development — Epidermolysis Bullosa.  Starting in 2005, we began conducting a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with EB. EB is a genetic disease of approximately 10 gene mutations that results in fragile skin and other epithelial structures (e.g., cornea and GI tract) that can blister spontaneously or separate at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. In severe cases, recurrent blistering and tissue loss may be life threatening. EB has been designated as an “orphan” indication by the FDA’s Office of Orphan Drugs. We closed the Phase 2 trial in late 2011 and we submitted the final report to the FDA in 2014. Subsequently, we licensed RGN-137 to GtreeBNT for development in the U.S. and EU. In February 2017, GtreeBNT received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with EB. Recently, the FDA modified efficacy requirements in EB patients from complete wound closing to partial wound closing, which has had a positive impact on clinical trial design. Our licensee initiated a Phase 2 open clinical trial on EB patients in the U.S. in December 2018, and 3 of 15 patients have been enrolled to date. Due to the COVID-19 pandemic, it is unclear when enrollment will resume.

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

Strategic Partnerships

Currently, we have active partnerships in four major territories: North America, Europe, China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., most of Asia, and Europe; RGN-259 in the EU. In August 2017, we amended the RGN-137 License Agreement with GtreeBNT, expanding the territory to include Europe, Canada, South Korea, Australia and Japan. Regarding RGN-259, our goal is to wait until satisfactory results are obtained from the current ophthalmic clinical program in the U.S. before moving into the EU. This should allow us to obtain a higher value for the asset at that time. However, we will pursue development opportunities with RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259. We have also been exploring the potential of RGN-352 for the treatment of COVID-19.

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

Our Strategy

We seek to maximize the value of our product candidates by advancing their clinical development and then identifying suitable partners for further development, regulatory approval, and marketing. We intend to engage in strategic partnerships with companies with clinical development and commercialization strengths in desired pharmaceutical therapeutic fields. We are actively seeking partners with suitable infrastructure, expertise and a long-term initiative in our medical fields of interest. Our ability to locate and engage new strategic partners has been limited by the global COVID pandemic. Historically, we have entered the licensing and joint ventures discussed above. We continue to control the cardiovascular and neurovascular assets (RGN-352) in the EU and are able to consolidate them with similar assets in the U.S. and other territories in Asia to create a worldwide portfolio that we believe will be more attractive to multi-national pharmaceutical companies.

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

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

Revenues. For the three months ended June 30, 2020 and 2019, we recorded revenue in the amount of approximately $19,000 related to the amortization of unearned license fees.

R&D Expenses. For the three months ended June 30, 2020, our R&D expenses increased by approximately $12,000, or 43%, to $38,000 from $26,000 for the same period in 2019. The 2020 increase relates to an increase in stock option expense (increase of $9,000) from the 2019 period as well an increase in R&D reference materials (increase of $3,000).

G&A Expenses. For the three months ended June 30, 2020, our G&A expenses increased by approximately $22,000, or 6%, to $367,000 from $345,000 for the same period in 2019. The changes in the G&A expenses are reflected in several areas. Decreases in professional services (decrease of $19,000), dues (decrease of $4,000) and facility and related (decrease of $6,000) are offset by increases in personnel related (increase of $14,000), stock option expense (increase of $23,000) and insurance (increase of $14,000). We expect that our G&A expenses will remain steady over the next year.

Net Loss. Our Statements of Operations reflects a net loss of $436,000 for the quarter ended June 30, 2020, versus a net loss of $388,000 for the quarter ended June 30, 2019.

Comparison of the six months ended June 30, 2020 and 2019

Revenues. For the six months ended June 30, 2020, we recorded revenue in the amount of $38,000 versus $38,000 in the 2019 period. Revenue in both periods relate to the recognition of the license fees received from ReGenTree and GtreeBNT.

R&D Expenses. For the six months ended June 30, 2020, our R&D expenses increased by approximately $7,000 or 19%, to $49,000 from $42,000 for the same period in 2019. The 2020 increase relates primarily to an increase in stock option expense (increase of $4,000) in 2020 versus the 2019 period as well an increase in R&D reference materials (increase of $3,000).

G&A Expenses. For the six months ended June 30, 2020, our G&A expenses increased by approximately $40,000, or 6%, to $712,000 from $672,000 for the same period in 2019. The changes in the G&A expenses are reflected in several areas. Increases in personnel related (increase of $28,000), stock option compensation expense (increase of $21,000), and insurance expense (increase $29,000) were offset by decreases in professional services (decrease of $23,000), seminars (decrease of $5,000), dues (decrease of $4,000) and facility and related (decrease of $6,000).

Net Loss. Our Statements of Operations reflects a net loss of $823,000 for the six months ended June 30, 2020, versus a net loss of $721,000 recorded in the six months ended June 30, 2019.

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

We had cash and cash equivalents of $377,594 at June 30, 2020. Our current cash which includes the proceeds from the closing of the February 2019 note sale as well as the proceeds from January 2020 warrant exercises will be sufficient to fund planned operations through the third quarter of 2020. We will need to secure additional funding in order to advance operations substantially beyond the third quarter of 2020. Given its nature, the COVID global pandemic may impact our ability to secure additional funding. We may also receive funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

On April 24, 2020, the Company entered into a Term Note (the “Loan”) with PNC Bank (the “Bank”) pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The principal amount of the Loan is $55,400.

In accordance with the requirements of the CARES Act, the Company will use the proceeds from the Loan in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on the Loan at the rate of 1.00% per annum. The Company may apply for forgiveness of amount due under the Loan, in an amount equal to the sum of qualified expenses under the PPP, which include payroll costs, rent obligations, and covered utility payments incurred during the eight weeks following disbursement under the Loan. The Company intends to use the entire proceeds under the Loan for such qualifying expenses.

Subject to any forgiveness under the PPP, the Loan matures two years following the date of issuance of the Loan and includes a period for the first six months during which time required payments of interest and principal are deferred. Beginning on the fifteenth day of the seventh month following the date of the Loan, the Company is required to make 18 monthly payments of principal and interest. The Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Loan provides for customary events of default, including, among others, those relating to breaches of their obligations under the Loan, including a failure to make payments, any bankruptcy or similar proceedings involving the Company, and certain material effects on the Company’s ability to repay the Loan. The Company did not provide any collateral or guarantees for the Loan.

Cash Flows for the Six Months Ended June 30, 2020 and 2019

Net cash used in operating activities was approximately $560,000 for the six months ended June 30, 2020 compared to approximately $607,000 used in operating activities for the six months ended June 30, 2019. We received gross proceeds of approximately $242,000 from the exercise of warrants and approximately $55,000 in loan proceeds in the six months ended June 30, 2020. In 2019, we received gross proceeds of $1,541,000 from the closing of the February 2019 Notes as well as the exercise of warrants.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, RegeneRx has active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for ophthalmic trials are, in general, relatively fast, as opposed to most other clinical efforts: In February 2019, ReGenTree initiated a 700-patient ARISE-3 trial in patients with DES to confirm the results observed in ARISE-2. Although we continue to make steady progress, due to the COVID-19 pandemic, the completion of ARISE-3 could be delayed. ReGenTree previously reported in clinicaltrials.gov that the Estimated Study Completion Date was scheduled for November 2020. Until the pandemic is under control it is unclear if the trial will be completed by that date.

We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until the results are obtained from the current ophthalmic clinical trials before moving into the EU with RGN-259. If successful, this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259. We have also been exploring the potential of RGN-352 for the treatment of COVID-19. Our capital resources remain limited: therefore, we will need to secure additional operating capital to continue operations substantially beyond the third quarter of 2020. A sale of common stock and warrants, a convertible instrument or additional partnering of licensed rights are possible sources of operating capital in the future. In addition, the length of time required for clinical trials varies substantially according to the type, complexity, novelty and intended use of a product candidate, as well as outside factors such as the COVID-19 pandemic. Some of the factors that could impact our liquidity and capital needs include, but are not limited to:

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

In addition, the duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:

•	the number of patients that ultimately participate in the trial;
•	the duration of patient follow-up that seems appropriate in view of the results;
•	the number of clinical sites included in the trials;
•	the length of time required to enroll suitable patient subjects; and
•	the COVID-19 pandemic.

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings. In June of 2016, we raised $1,520,000 by selling 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock to Sabby. On March 2, 2018, we entered into a warrant reprice and exercise and issuance agreement with Sabby, which, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. Pursuant to the terms of the Reprice Agreement the exercise price of the new warrants will be reduced from $0.2301 to $0.125 as a result of the sale of the 2019 Notes. We received gross proceeds of approximately $1,000,000 pursuant the exercise and issued 5,147,059 of common stock. Most recently, in February 2019, we sold a series of convertible promissory notes to accredited investors including Essetifin S.p.A., our largest shareholder. The sale of the notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patient in the ARISE-3 clinical trial in DES sponsored by ReGenTree. The notes contain a $0.12 conversion price and are initially convertible into 10,833,333 chares off common stock. The purchasers also received a warrant exercisable at $0.18 to purchase additional 8,125,000 shares of common stock. In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by Sabby Management as well as $125,000 for April 2019 warrant exercises. In January 2020, Sabby exercised their remaining warrants and the Company received proceeds of $241,911. At present, with the receipt of the sale proceeds from the closing on the 2019 Notes and proceeds from the March and April 2019 and January 2020 warrant exercises, we have sufficient cash to fund planned operations through the third quarter of 2020.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our cash equivalents, which are generally comprised of Federally insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2020, these cash equivalents were $273,171. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of June 30, 2020, the change in fair value of our financial instruments would not have been material.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based upon this evaluation, management has concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Even though we sold the 2019 Notes in February 2019 and have received proceeds of $1,300,000 and received approximately $480,000, including approximately $240,000 in January 2020, from the exercise of the warrants, these proceeds are only projected to fund our operations at the current level through the third quarter of 2020, therefore we will need to secure additional operating capital to continue operations substantially beyond the third quarter of 2020. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital in 2020 and are evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets, either of which could cause a reduction in the trading price of our common stock. The COVID global pandemic may impact our ability to secure additional financing.

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

We anticipate that substantial new capital resources will be required to continue our longer-term product development efforts, including any and all follow-on trials that will result from our current clinical programs beyond those currently contemplated, and to scale up manufacturing processes for our product candidates. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include, without limitation:

•	the scope of our, or our partners’ clinical trials, which is significantly influenced by the quality of clinical data achieved as trials are completed and the requirements established by regulatory authorities;
•	the speed with which we, or our partners, complete our clinical trials, which depends on our ability to attract and enroll qualifying patients and the quality of the work performed by our clinical investigators and contract research organizations chosen to conduct the studies or events such as the COVID-19 pandemic;
•	the time required to prosecute, enforce and defend our intellectual property rights, which depends on evolving legal regimes and infringement claims that may arise between us and third parties;
•	the ability to manufacture at scales sufficient to supply commercial quantities of any of our product candidates that receive regulatory approval, which may require levels of effort not currently anticipated; and
•	the successful commercialization of our product candidates, which will depend on our, or our partners’, ability to either create or partner with an effective commercialization organization and which could be delayed or prevented by the emergence of equal or more effective therapies.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future and may increase, as we pursue our product development efforts related to Tß4. As of June 30, 2020, our accumulated deficit totaled approximately $108 million.

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

Public health threats could adversely affect our ongoing or planned business operations. In particular, the novel coronavirus (COVID-19) has resulted in quarantines, restrictions on travel and other business and economic disruptions. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the partners and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted. The COVID-19 pandemic has affected patient accrual in our ARISE-3 clinical trial and we do not have a clear date on which it will be completed. As of the date of this report, while we do not specifically foresee additional delays, it is impossible for us to predict further impact the COVID-19 global pandemic may have.

Our planned Phase 2 clinical trial of RGN-352 was placed on clinical hold by the FDA in March 2011 due to non-compliance of cGMP regulations by a contract manufacturer and we are unsure when, if ever, we will be able to resume this trial.

In the second half of 2010, we implemented the development plans for our Phase 2 clinical trial to evaluate RGN-352 in patients who have suffered an acute myocardial infarction, or AMI. We had planned to begin enrolling patients near the end of the first quarter of 2011. However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with current Good Manufacturing Practice (“cGMP”) regulations. The FDA has prohibited us from using any of the active drug or placebo formulated by this manufacturer in human trials, which will require us to identify a cGMP-compliant manufacturer and to have new material produced in the event that we seek to resume this trial. We have also learned that the contract manufacturer has closed its manufacturing facility. Significant preparatory time and procedures will be required before any new suitable manufacturer would be able to manufacture RGN-352 for the AMI trial. Since we are unable to estimate the length of time that the trial will be on clinical hold, we have elected to cease activities on this trial until the FDA clinical hold is resolved and the requisite funding might be secured. Consequently, there can be no assurance that we will be able to timely initiate trial activities or complete this trial, if at all.

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

Three of our drug candidates are currently in the clinical development stage, and we cannot be certain that we, or our partners, will successfully complete the clinical trials necessary to receive regulatory product approvals. The regulatory approval process is lengthy, unpredictable and expensive. To obtain regulatory approvals in the United States, we or a partner must ultimately demonstrate to the satisfaction of the FDA that our product candidates are sufficiently safe and effective for their proposed administration to humans. Many factors, known and unknown, can adversely impact clinical trials and the ability to evaluate a product candidate’s safety and efficacy, including:

•	the FDA or other health regulatory authorities, or institutional review boards, or IRBs, do not approve a clinical trial protocol or place a clinical trial on hold;
•	suitable patients do not enroll in a clinical trial in sufficient numbers or at the expected rate, for reasons such as the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the perceptions of investigators and patients regarding safety, and the availability of other treatment options;

•	clinical trial data is adversely affected by trial conduct or patient withdrawal prior to completion of the trial;
•	there may be competition with ongoing clinical trials and scheduling conflicts with participating clinicians;
•	patients experience serious adverse events, including adverse side effects of our drug candidates, for a variety of reasons that may or may not be related to our product candidates, including the advanced stage of their disease and other medical problems;
•	patients in the placebo or untreated control group exhibit greater than expected improvements or fewer than expected adverse events;
•	third-party clinical investigators do not perform the clinical trials on the anticipated schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;
•	service providers, collaborators or co-sponsors do not adequately perform their obligations in relation to the clinical trial or cause the trial to be delayed or terminated;
•	we are unable to obtain a sufficient supply of manufactured clinical trial materials;
•	regulatory inspections of manufacturing facilities, which may, among other things, require us or a co-sponsor to undertake corrective action or suspend the clinical trials, such as the clinical hold with respect to our Phase 2 clinical trial of RGN-352;
•	the interim results of the clinical trial are inconclusive or negative;
•	the clinical trial, although approved and completed, generates data that is not considered by the FDA or others to be clinically relevant or sufficient to demonstrate safety and efficacy; and
•	changes in governmental regulations or administrative actions that could affect the conduct of the clinical trial or the interpretation of its results.

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

We may not be able to maintain or expand our current arrangements with these third parties or maintain such relationships on favorable terms. Our third-party contractors may be impacted by the COVID-19 pandemic. Our agreements with these third parties may also contain provisions that restrict our ability to develop and test our product candidates or that give third parties rights to control aspects of our product development and clinical programs. In addition, conflicts may arise with our collaborators, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. If any conflicts arise with our existing or future collaborators, they may act in their self-interest, which may be adverse to our best interests. Any failure to maintain our collaborative agreements and any conflicts with our collaborators could delay or prevent us from developing our product candidates. We and our collaborators may fail to develop products covered by our present and future collaborations if, among other things:

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

We also have less control over the timing and other aspects of our clinical trials than if we conducted the monitoring and supervision entirely on our own. In addition, activities may be impacted by the COVID-19 pandemic. Third parties may not perform their responsibilities for our clinical trials on our anticipated schedule or consistent with a clinical trial protocol or applicable regulations. We, and our partners, also rely on clinical research organizations to perform much of our data management and analysis. They may not provide these services as required or in a timely manner. If any of these parties do not meet deadlines or follow proper procedures, including procedures required by law, the preclinical studies and clinical trials may take longer than expected, may be delayed or may be terminated, which would have a materially negative impact on our product development efforts. If we were forced to find a replacement entity to perform any of our preclinical studies or clinical trials, we may not be able to find a suitable entity on favorable terms or at all. Even if we were able to find a replacement, resulting delays in the tests or trials may result in significant additional expenditures and delays in obtaining regulatory approval for drug candidates, which could have a material adverse impact on our results of operations and business prospects.

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

GtreeBNT Co., Ltd. may have different public reporting requirements than RegeneRx and communications between the two companies may sometimes conflict or be less than clear.

GtreeBNT is a public company traded on the Korean stock market. Certain disclosure requirements may differ from RegeneRx’s. Moreover, due to different language conventions, translations may be less than 100% accurate. Further, RegeneRx may not always get material information related to clinical trials or manufacturing development or strategic product development strategy in a timely or clear manner.

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

With respect to our product candidate RGN-259, there are also numerous ophthalmic companies developing drugs for corneal wound healing and other front-of-the-eye diseases and injuries, including dry eye syndrome. Amniotic membranes have been successfully used to treat corneal wounds in certain cases, as have topical steroids and antibacterial agents. Most specialty ophthalmic companies have a number of products on the market that could compete with RGN-259. There are numerous antibiotics to treat eye infections to promote corneal wound healing and many eye lubrication products that are soothing to the eye and help eye healing, many of which are sold without prescriptions. Companies also market steroids to treat certain conditions within our area of interest. Allergan, Inc. markets Restasis™, Ophthalmic Emulsion and Novartis markets Xiidra, which are the only two commercially available and FDA-approved eye drop products to treat dry eye. Restasis™ and Xiidra have been approved for marketing in certain other countries where we have licensed RGN-259.

We have initially targeted our product candidate RGN-352 for cardiovascular indications. We have also been exploring the potential of RGN-352 for the treatment of COVID-19. Most large pharmaceutical companies and many smaller biomedical companies are vigorously pursuing the development of therapeutics to treat patients after heart attacks and for other cardiovascular indications. Numerous biotechnology and pharmaceutical companies are developing products to treat COVID-19.

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

We have no manufacturing or formulation capabilities and are dependent upon third-party suppliers and/or our licensees to provide us with our product candidates. If these suppliers do not manufacture our product candidates in sufficient quantities, at acceptable quality levels and at acceptable cost, or if we are unable to identify suitable replacement suppliers if needed, our clinical development efforts could be delayed, prevented or impaired.

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

Our success will depend in part on our, or our partners’ ability to obtain, defend and enforce patents, both in the United States and abroad. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. As described elsewhere in this report, we currently do not have adequate financial resources to fund our ongoing business activities substantially beyond the third quarter of 2020 without additional funding. As a result of our current financial condition, we continuously evaluate our issued patents and patent applications and may decide to limit their therapeutic and/or geographic coverage in an effort to enhance our ability to focus on certain medical conditions and countries within our financial constraints. As a result, we may not be able to protect our intellectual property rights in indications and/or territories that we otherwise would, and, therefore, our ability to commercialize Tß4, if at all, could be substantially limited, which could have a material adverse impact on our future results of operations.

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

For the period from January 1, 2020 through August 7, 2020 the closing price of our common stock has ranged from $0.14 to $0.42, with an average daily trading volume of approximately 80,000 shares. Considering our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

As of June 30, 2020, there were outstanding options to purchase an aggregate of 11,951,250 shares of our common stock under our 2010 and 2018 incentive equity plans at exercise prices ranging from $0.16 per share to $0.64 per share and outstanding warrants to purchase 8,485,300 shares of our common stock at a weighted average exercise price of $0.19 per share. On February 27, 2019 we sold the 2019 Notes that will initially be convertible at $0.12 into 10,833,333 shares and the 2019 Warrants to purchase 8,125,000 shares with an exercise price of $0.18 per share. In March 2018 we entered into a warrant reprice and exercise and issuance agreement (the “Reprice Agreement”) with the holders of the warrants issued in June 2016. Under the terms of the Reprice Agreement, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of 5,147,059 warrants was reduced to $0.20 per share. As further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. Pursuant to the terms of the Reprice Agreement the exercise price of the new warrants has been reduced to $0.125 as a result of the February 2019 convertible note sale. Subsequent to reducing the exercise price to $0.125, the warrant holders exercised all of the repriced warrants, including for 1,935,000 shares of common stock in January 2020 and we have received exercise proceeds of approximately $242,000.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2020 and December 31, 2019; (ii) Condensed Statements of Operations for the three and six months ended June 30, 2020 and 2019; (iii) Condensed Statement of Changes in Stockholders’ Deficit for the six months ended June 30, 2020 and 2019; (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (v) Notes to Condensed Financial Statements.

*	Filed herewith. Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto.

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

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date:	August 14, 2020	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)