Form 10-Q
period 2020-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2020-11-13
CIK 707511

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2020

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

133,441,788 shares of common stock, par value $0.001 per share, were outstanding as of November 10, 2020.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2020

Part I – Financial Information

Item 1. Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)	(See Note 1)
ASSETS
Current assets
Cash and cash equivalents	$138,811	$639,916
Prepaid expenses and other current assets	58,630	41,639
Total current assets	197,441	681,555
Operating lease right-of-use asset	77,165	24,453
Other assets	5,752	5,752
Total assets	$280,358	$711,760

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$39,985	$43,678
Unearned revenue	76,761	76,761
Accrued expenses	155,597	95,020
Promissory note	33,856	-
Current portion of operating lease liability	38,816	27,014
Total current liabilities	345,015	242,473

Long-term liabilities
Unearned revenue	2,043,754	2,101,325
Promissory note	21,544	-
Operating lease liability	38,777	-
Convertible promissory notes, net	814,700	708,070
Total liabilities	3,263,790	3,051,868

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 133,441,778 and 131,506,494 issued and outstanding	133,442	131,507
Additional paid-in capital	105,407,209	104,896,975
Accumulated deficit	(108,524,084)	(107,368,590)
Total stockholders' deficit	(2,983,433)	(2,340,108)
Total liabilities and stockholders' deficit	$280,357	$711,760

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$19,190	$19,190	$57,571	$57,571

Operating expenses
Research and development	17,465	11,733	66,832	53,374
General and administrative	282,178	293,953	994,574	965,500
Total operating expenses	299,643	305,686	1,061,406	1,018,874
Loss from operations	(280,453)	(286,496)	(1,003,835)	(961,303)

Other income (expense)
Interest income	40	4,775	3,766	7,720
Interest expense	(52,186)	(52,186)	(155,424)	(101,223)
Total other expense	(52,146)	(47,411)	(151,658)	(93,503)
Loss before taxes	(332,599)	(333,907)	(1,155,493)	(1,054,806)

Provision for income taxes	-	-	-	-

Net loss	(332,599)	(333,907)	(1,155,493)	(1,054,806)

Deemed dividend related to warrants down round provision	-	-	-	(82,566)

Net loss attributable to common shareholders	$(332,599)	$(333,907)	$(1,155,493)	$(1,137,372)

Basic net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	133,441,788	131,506,494	133,328,778	130,790,212
Weighted average number of common shares outstanding - diluted	133,441,788	131,506,494	133,328,778	130,790,212

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Changes in Stockholders' Deficit

(unaudited)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2019	131,506,494	$131,507	$104,896,975	$(107,368,590)	$(2,340,108)
Issuance of common stock - warrant exercises	1,935,294	1,935	239,976	-	241,911
Stock-based compensation expense	-	-	49,839	-	49,839
Net loss	-	-	-	(386,733)	(386,733)
Balance, March 31, 2020	133,441,788	$133,442	$105,186,790	$(107,755,323)	$(2,435,091)
Stock-based compensation expense	-	-	146,433	-	146,433
Net loss	-	-	-	(436,161)	(436,161)
Balance, June 30, 2020	133,441,788	$133,442	$105,333,223	$(108,191,484)	$(2,724,819)
Stock-based compensation expense	-	-	73,986	-	73,986
Net loss	-	-	-	(332,599)	(332,599)
Balance, September 30, 2020	133,441,788	$133,442	$105,407,209	$(108,524,083)	$(2,983,432)

Balance, December 31, 2018	128,432,478	$128,433	$103,541,291	$(105,881,777)	$(2,212,053)
Issuance of common stock - note conversions	1,149,016	1,149	67,792	-	68,941
Issuance of common stock - warrant exercises	925,000	925	114,700	-	115,625
Warrants issued with debt	-	-	174,221	-	174,221
Debt discount related to beneficial conversion feature	-	-	174,221	-	174,221
Deemed dividend related to warrant reprice	-	-	82,566	(82,566)	-
Share-based compensation expense	-	-	54,755	-	54,755
Net loss	-	-	-	(332,451)	(332,451)
Balance, March 31, 2019	130,506,494	$130,507	$104,209,546	$(106,296,794)	$(1,956,741)
Issuance of common stock - warrant exercises	1,000,000	1,000	124,000	-	125,000
Warrants issued with debt	-	-	174,222	-	174,222
Debt discount related to beneficial conversion feature	-	-	174,222	-	174,222
Share-based compensation expense	-	-	115,307	-	115,307
Net loss	-	-	-	(388,448)	(388,448)
Balance, June 30, 2019	131,506,494	$131,507	$104,797,297	$(106,685,242)	$(1,756,438)
Share-based compensation expense	-	-	49,839	-	49,839
Net loss	-	-	-	(333,907)	(333,907)
Balance, September 30, 2019	131,506,494	$131,507	$104,847,136	$(107,019,149)	$(2,040,506)

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

	For the Nine months ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(1,155,493)	$(1,054,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1,418
Non-cash share-based compensation	270,258	219,901
Non-cash interest expense	106,630	69,400
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(16,991)	(12,731)
Accounts payable	(3,693)	(64,613)
Accrued expenses	60,577	5,182
Operating lease liability	(2,133)	(2,245)
Unearned revenue	(57,571)	(57,571)
Net cash used in operating activities	(798,416)	(896,065)

Financing activities:
Proceeds from promissory note	55,400	-
Proceeds from the sale of convertible notes	-	1,300,000
Proceeds from the exercise of stock warrants	241,911	240,625
Net cash provided by financing activities	297,311	1,540,625

Net (decrease) increase in cash and cash equivalents	(501,105)	644,560

Cash and cash equivalents at beginning of period	639,916	237,261
Cash and cash equivalents at end of period	$138,811	$881,821

Supplemental Disclosures of Non-Cash Operating and Financing Activities:
Conversion of promissory notes to common stock	$-	$55,000

Conversion of accrued interest to common stock	$-	$13,941

Establish right-of-use asset	$81,890	$59,822

Establish operating lease liability	$81,890	$65,415

Issuance of warrants in conjunction with issuance of convertible notes	$-	$348,443

Beneficial conversions feature on issuance of convertible notes	$-	$348,443

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three and nine months ended September 30, 2020 and 2019 (Unaudited)

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

Since inception, and through September 30, 2020, we have an accumulated deficit of approximately $109 million and we had cash and cash equivalents of $138,811 as of September 30, 2020. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. In October 2020, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2020 Notes”). The sale of the 2020 Notes resulted in gross proceeds to the Company of $500,000. The 2020 Notes contain a $0.36 conversion price and the purchasers also received a warrant exercisable at $0.45 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible (the “2020 Warrants”). In February 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2019 Notes”). The sale of the 2019 Notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patient in a Phase 3 trial in patients with dry eye syndrome (“DES”), the (“ARISE-3”) trial sponsored by ReGenTree LLC (“ReGenTree” or “Joint Venture”). The 2019 Notes contain a $0.12 conversion price and the purchasers also received a warrant exercisable at $0.18 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible (the “2019 Warrants”). On March 2, 2018, the Company entered into a warrant reprice and exercise and issuance agreement (the “Reprice Agreement”) with Sabby Healthcare Master Fund, Ltd., and Sabby Volatility Warrant Master Fund, Ltd. (collectively, “March 2018 Investor”). In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by the March 2018 Investor as well as $125,000 for April 2019 warrant exercises. In January 2020, the March 2018 Investor exercised their remaining warrants and the Company received proceeds of $241,911. At present we have sufficient cash with the sale of the 2020 Notes to fund planned operations into the second quarter of 2021.

While we successfully secured additional operating capital to continue operations into the second quarter of 2021, we will need substantial additional funds in order to significantly advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, or the sale of our Company or certain of our intellectual property rights.

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which has spread throughout the United States and around the world. As a result of the pandemic, enrollment into the ARISE-3 clinical trial was slowed. On October 28, 2020 the Company announced that full enrollment in the trial was achieved and on November 9, 2020 the Company announced the completion of treatment and follow-up for the last subject. As of November 13, 2020, the Company is aware of changes in its business as a result of COVID-19, such as the previously discussed slowing of the accrual of patients for the ARISE-3 Phase 3 clinical trial for dry eye syndrome, but uncertain of the impact of on its financial position, results of operations or cash flows. Management believes any disruption, when and if experienced, could be temporary; however, there is uncertainty around when any disruption might occur, the duration and hence the potential impact. we are unable to estimate the potential impact on our business as of the date of this filing. In addition, the global pandemic may, due to the nature of the total disruption of the national and world economies, impact our ability to raise any additional capital necessary to fund our operations.

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

Basis of Presentation.

The accompanying unaudited interim condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Accordingly, they do not include all the information and footnotes required by GAAP. The accounting policies underlying our unaudited interim condensed financial statements are consistent with those underlying our audited annual financial statements, but do not include all disclosures including notes required by GAAP for complete financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited annual financial statements as of and for the year ended December 31, 2019, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”).

The Company’s significant accounting policies are included in “Part IV - Item 15 – Exhibits, Financial Statement Schedules. - Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Company’s Annual Report. There have been no changes to these policies.

The accompanying December 31, 2019 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the nine-month period ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other future period.

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

2.            Net Income (Loss) per Common Share

Basic net income (loss) per common share for the three- and nine-month periods ended September 30, 2020 and 2019 is based on the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is based on the weighted average number of shares of common stock outstanding during each period in which a loss is incurred. Potentially dilutive shares are excluded because the effect is antidilutive. In periods where there is net income, diluted income per share is based on the weighted average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the reporting period. The potentially dilutive securities include 31,269,884 shares and 31,175,178 shares in 2020 and 2019, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants.

3.            Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) and amortize that cost over the expected term of the grant. We recognized $73,986 and $49,839 in stock-based compensation expense for the three months ended September 30, 2020 and 2019, respectively. We recognized $270,258 and $219,901 in stock-based compensation expense for the nine months ended September 30, 2020 and 2019, respectively.

We issued 2,130,000 stock options to employees, consultants and directors during the nine months ended September 30, 2020 and 2,415,000 stock options to employees, consultants and directors during the nine months ended September 30, 2019. We used the following forward-looking range of assumptions to value the stock options issued in 2020 and 2019:

	2020	2019
Dividend yield	0.0%	0.0%
Risk-free rate of return	0.33%	2.15%
Expected life in years	5.88	5.88
Volatility	74.57%	93.59%
Forfeiture rate	2.6%	2.6%

A summary of the Company’s stock options for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding, December 31, 2019	9,821,250	$0.28
Granted	2,130,000	$0.30
Exercised	-	$-
Forfeited	-	$-
Options Outstanding, September 30, 2020	11,951,250	$0.28	5.6 years	$1,637,700
Vested and unvested but expected to vest, September 30, 2020	11,811,875	$0.28	5.6 years	$1,618,615
Exercisable at September 30, 2020	8,745,500	$0.29	4.4 years	$1,172,288

The average expected life was determined using historical data. We expect to recognize the compensation cost related to non-vested options as of September 30, 2020 of $484,486 over the weighted average remaining recognition period of 1.23 years.

4.            Income Taxes

As of September 30, 2020, there have been no material changes to our uncertain tax position disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2020; no changes in settled tax years have occurred through September 30, 2020. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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
Level 3 — Unobservable inputs.

As of September 30, 2020 and December 31, 2019, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in cash and cash equivalents valued at $25,005 and $550,044, respectively, using Level 1 inputs.

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

The investors in the offering included two current members and one former member of the Board of Directors. The principal amounts of their respective January 2014 Notes are as set forth below:

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

The Company allocated $348,443 of the gross proceeds to the warrants, on a relative fair value basis. In addition, because the effective conversion price of the 2019 Notes was less than the fair value of the underlying common stock on the issuance date, we allocated the intrinsic value of that feature to additional paid-in capital. The debt discount created by the 2019 Warrants and beneficial conversion feature will be amortized over the term of the 2019 Notes as additional interest expense using the effective interest method.

The affiliated investors and the principal amount of their respective 2019 Notes purchase are as set forth below:

Investor	Note Principal
Essetifin S.p.A.	$1,000,000
Joseph C. McNay	$25,000
J.J. Finkelstein	$25,000
Mauro Bove	$10,000
Allan L. Goldstein	$5,000
R. Don Elsey	$5,000

Essetifin S.p.A., our largest stockholder, is currently the holder of all of our securities previously held by Sigma-Tau and its affiliates. The other listed investors are members of our Board of Directors including Mr. Finkelstein, who serves as our CEO, and Dr. Goldstein, who serves as our Chief Scientific Advisor and Chairman of our Board of Directors.

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
January 2014 Notes	$-	$-	$-	$479

2019 Notes	52,186	52,186	155,424	100,744

Total interest expense	$52,186	$52,186	$155,424	$101,223

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

Lee’s Pharmaceutical.

We are a party to a license agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan (the “License Agreement”). Lee’s previously filed an IND with the Chinese FDA (“CFDA”) to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry eye syndrome. Lee's subsequently informed us that it received notice from CFDA declining its IND application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not yet been informed of a projected starting date for Phase 2 trials and believe that Lee’s intends to wait until the completion of ARISE-3 before undertaking clinical trials. In February 2019, the License Agreement was amended and assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. There are no economic changes to the License Agreement.

8.            Stockholders’ Deficit

On January 6, 2019, the January 2014 Notes matured, and the holders elected to convert the note balances and accrued interest into common stock.  As a result, we issued 1,149,016 shares of common stock.

On March 2, 2018, the Company entered into a warrant reprice and exercise and issuance agreement with the March 2018 Investor. In connection with the Reprice Agreement, the Company issued to the March 2018 Investor warrants to purchase shares of the Company’s common stock (the “March Warrants”). The exercise price under the March Warrants is subject to a limited antidilution provision, such that in the event the Company makes an issuance of common stock (subject to customary exceptions) at a price per share less than the applicable exercise price of the March Warrants, the exercise price of the March Warrants will be reduced to the price per share applicable to such new issuance but will not adjust to an exercise price below $0.125.  As a result of the issuance of the 2019 Notes and 2019 Warrants, the exercise price of the March Warrants was adjusted to $0.125 per share.  The estimated fair value of the effect of the exercise price adjustment of $82,566 is reflected as a dividend to the March 2018 Investor in 2019.

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

9.            Leases

In June 2020, we amended our office lease agreement and the term has been extended through July 2022.  During the extended term, our rental payments will be approximately $4,200 per month.   We had previously amended the office lease to extend through July 2020.  Our facility lease is our only existing lease as of September 30, 2020 and is classified as operating lease.

The discount rate used in the calculation of our lease liability is approximately 20%, which is based on our estimate of the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

The following table summarizes the Company’s recognition of its operating lease:

September 30, 2020
Assets
Operating lease right-of-use asset	$77,165
Total lease assets	$77,165

Liabilities
Current
Current portion of operating lease liability	$38,816
Non-current
Operating lease liability	38,777
Total lease liabilities	$77,593

Rent expense, consisting of minimum operating lease payments and variable lease payments for pass through items such as common area maintenance and real estate taxes for the nine months ended September 30, 2020 and 2019 is recorded as general and administrative expense and consisted of the following:

	2020	2019
Operating lease cost	$36,783	$36,046
Variable lease costs	-	3,496

Total lease costs	$36,783	$39,542

A maturity analysis of our operating lease minimum lease payments follows:

16

2020	$12,726
2021	50,904
2022	29,694
Total	93,324

Discount factor	(15,731)
Total lease liabilty	$77,593

10.          Promissory Note

On April 24, 2020, the Company entered into a Term Note (the “Loan”) with PNC Bank (the “Bank”) pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The principal amount of the Loan is $55,400.

In accordance with the requirements of the CARES Act, the Company will use the proceeds from the Loan in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on the Loan at the rate of 1.00% per annum. The Company may apply for forgiveness of amount due under the Loan, in an amount equal to the sum of qualified expenses under the PPP, which include payroll costs, rent obligations, and covered utility payments incurred during the forgiveness period following disbursement under the Loan.

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

11.          Subsequent Event

In October 2020, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2020 Notes”). The sale of the 2020 Notes resulted in gross proceeds to the Company of $500,000. The 2020 Notes contain a $0.36 conversion price and the purchasers also received a warrant exercisable at $0.45 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible (the “2020 Warrants”). The 2020 Notes bear interest at a rate of five percent (5%) per annum. The 2020 Notes will mature on October 20, 2025.

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

Current Financial Status

In October 2020, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2020 Notes”). The sale of the 2020 Notes resulted in gross proceeds to the Company of $500,000. The 2020 Notes contain a $0.36 conversion price and the purchasers also received a warrant exercisable at $0.45 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible (the “2020 Warrants”). In January 2020, Sabby exercised their remaining warrants and the Company received proceeds of $241,911. At present, with the receipt of the sale proceeds from the closing on the 2020 Notes in October 2020, we have sufficient cash to fund planned operations into the second quarter of 2021.

Current Clinical Status

In January 2015, we entered into a Joint Venture Agreement with GtreeBNT whereby we created ReGenTree LLC (“ReGenTree” or “Joint Venture”) jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye syndrome and neurotrophic keratitis, an orphan indication in the United States.

To date ReGenTree has sponsored a Phase 2/3 clinical trial (“ARISE-1”) and Phase 3 clinical trials in patients with DES (“ARISE-2”). Currently, it is sponsoring a Phase 3 clinical trial in patients with neurotrophic keratitis (“NK”) (“SEER-1”), and ARISE-3 in patients with DES, both in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 trial and in October 2017, we reported the results of the ARISE-2 trial. The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc. pursuant a recent contract between the parties, demonstrated a number of statistically significant improvements in both signs and symptoms of DES with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. ReGenTree is proceeding with its RGN-259 development plan as discussed with the FDA in April 2018. ReGenTree and Ora, Inc. have entered into a contract for management of ARISE-3. ReGenTree has initiated the study, the first patient was enrolled in the second quarter of 2019 and the last patient was enrolled in October 2020 and completed treatment and follow-up in November 2020.

The NK trial (SEER-1), a smaller study in an orphan population, last reported enrollment of 17 patients. On May 14, 2020, the Company reported that the trial was closed and reported the results of SEER-1 in 18 patients. Six out of 10 patients in the RGN-259 treated group and 1 out of 8 patients in the placebo treated group achieved complete corneal healing in four weeks. In terms of the primary endpoint, “ratio of corneal wound healed patients after four weeks' administration”, the statistical difference was slightly over 0.05 (p = 0.0656, Fisher's exact test), due to the limited number of patients in each group. When another statistical analysis method was used to analyze the same primary endpoint (Chi square test), there was statistical significance, p = 0.0400. In addition, in a pre-specified secondary endpoint evaluating corneal epithelial healing at day 43 (two weeks post-treatment) and the durability of RGN-259 treatment, we also confirmed a clear statistical difference using the Fisher's exact test, p = 0.0359. Several other efficacy parameters were either highly significant or strongly trending toward statistical significance in the RGN-259 group indicating the depth of patient response to RGN-259.

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

Pursuant to our most recent FDA meeting related to RGN-259, our product candidate for the treatment of neurotrophic keratitis (NK), we officially confirmed that since RGN-259 contains Tβ4 as the active ingredient it will now be approved under a BLA instead of under an NDA. In this regard, the team at ReGenTree LLC, our U.S. joint venture, has already been developing the chemistry, manufacturing, and controls (“CMC”) required for a BLA with top-tier CGMP manufacturers based in the U.S. and Europe. ReGenTree has received official confirmation from the FDA that its CMC manufacturing and quality control standards and development directions would be appropriate to submit a BLA. Thus, we intend to proceed with development conforming to BLA standards as we move forward.

Unlike the previous five-year exclusive period for new chemical entities approved under an NDA, section 7002 of the Patient Protection and Affordable Care Act (PPACA) provides 12 years of exclusivity for products approved under a BLA. Biologics can also receive orphan drug and pediatric exclusivities. Therefore, if RGN-259 receives a license under a BLA, and with the Tβ4 patents already secured in the U.S, our exclusive market position should be strengthened.

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

In February 2019, ReGenTree initiated a 700-patient ARISE-3 trial in patients with DES to confirm the results observed in ARISE-2. The final patient in ARISE-3 was enrolled in October and completed treatment and follow-up in November 2020.

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

Lee’s Pharmaceuticals.

We are a party to a license agreement with Lee’s Pharmaceutical for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. In February 2019, the License Agreement was assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. Lee’s previously filed an IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry eye syndrome. Lee's subsequently informed us that it received notice from China's FDA declining its IND application for a Phase 2b dry eye clinical trial because the API was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not yet been informed of a projected starting date for Phase 2 trials but believe Lee’s intends to await the outcome of the ARISE-3 DES trial prior to initiating clinical trials in China. Lee’s has assigned the license to its subsidiary China Ophthalmology Focus Ltd.

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

Most of our expenditures to date have been for research and development, or R&D, activities and general and administrative, or G&A, activities. R&D costs include all of the wholly allocable costs associated with our various clinical programs passed through to us by our outsourced vendors. Those costs include manufacturing Tß4 and peptide fragments, formulation of Tß4 into our product candidates, stability studies for both Tß4, and the various formulations, preclinical toxicology, safety and pharmacokinetic studies, clinical trial management, medical oversight, laboratory evaluations, statistical data analysis, regulatory compliance, quality assurance and other related activities. R&D includes cash and non-cash compensation, payroll taxes, travel and other miscellaneous costs of our internal R&D personnel, three persons in total, who are dedicated on a part-time hourly basis to R&D efforts. R&D also includes a proration of our common infrastructure costs for office space and communications. We expense our R&D costs as they are incurred.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

Revenues. For the three months ended September 30, 2020 and 2019, we recorded revenue in the amount of approximately $19,000 related to the amortization of unearned license fees.

R&D Expenses. For the three months ended September 30, 2020, our R&D expenses increased by approximately $5,000, or 42%, to $17,000 from $12,000 for the same period in 2019. The 2020 increase reflects an increase in stock option expense from the 2019 period.

G&A Expenses. For the three months ended September 30, 2020, our G&A expenses decreased by approximately $12,000, or 4%, to $282,000 from $294,000 for the same period in 2019. The changes in the G&A expenses are reflected in several areas. Decreases in professional services (decrease of $6,000), investor relations (decrease of $17,000) and insurance (decrease of $11,000) are offset by increases in personnel related (increase of $4,000) and stock option expense (increase of $18,000). We expect that our G&A expenses will remain steady over the next year.

Net Loss. Our Statements of Operations reflects a net loss of $333,000 for the quarter ended September 30, 2020, versus a net loss of $334,000 for the quarter ended September 30, 2019.

Comparison of the nine months ended September 30, 2020 and 2019

Revenues. For the nine months ended September 30, 2020, we recorded revenue in the amount of $58,000 versus $58,000 in the 2019 period. Revenue in both periods relate to the recognition of the license fees received from ReGenTree and GtreeBNT.

R&D Expenses. For the nine months ended September 30, 2020, our R&D expenses increased by approximately $14,000 or 26%, to $67,000 from $53,000 for the same period in 2019. The 2020 increase relates primarily to an increase in stock option expense (increase of $11,000) in 2020 versus the 2019 period as well an increase in R&D reference materials (increase of $3,000).

G&A Expenses. For the nine months ended September 30, 2020, our G&A expenses increased by approximately $29,000, or 3%, to $995,000 from $966,000 for the same period in 2019. The changes in the G&A expenses are reflected in several areas. Increases in personnel related (increase of $33,000), stock option compensation expense (increase of $39,000), and insurance expense (increase $17,000) were offset by decreases in, professional services (decrease of $30,000), seminars (decrease of $5,000), dues (decrease of $4,000), investor relations (decrease of $14,000), license fees (decrease of $2,000) and facility and related (decrease of $5,000).

Net Loss. Our Statements of Operations reflects a net loss of $1,155,000 for the nine months ended September 30, 2020, versus a net loss of $1,055,000 recorded in the nine months ended September 30, 2019.

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

We had cash and cash equivalents of $138,811 at September 30, 2020. Our current cash which includes the proceeds from the closing of the February 2019 note sale as well as the proceeds from January 2020 warrant exercises. In October 2020, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2020 Notes”). The sale of the 2020 Notes resulted in gross proceeds to the Company of $500,000. At present we have sufficient cash from the sale of the 2020 Notes to fund planned operations into the second quarter of 2021. We will need to secure additional funding in order to advance operations substantially beyond the first quarter of 2021. Given its nature, the COVID global pandemic may impact our ability to secure additional funding. We may also receive funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Nine Months Ended September 30, 2020 and 2019

Net cash used in operating activities was approximately $798,000 for the nine months ended September 30, 2020 compared to approximately $896,000 used in operating activities for the nine months ended September 30, 2019. We received gross proceeds of approximately $242,000 from the exercise of warrants and approximately $55,000 in loan proceeds in the nine months ended September 30, 2020. In 2019, we received gross proceeds of $1,541,000 from the closing of the February 2019 Notes as well as the exercise of warrants.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, RegeneRx has active partnerships in three major territories: the U.S., China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for ophthalmic trials are, in general, relatively fast, as opposed to most other clinical efforts, In February 2019, ReGenTree initiated a 700-patient ARISE-3 trial in patients with DES to confirm the results observed in ARISE-2. Although patent enrollment was slower than planned due to the COVID-19 pandemic, the last patient was enrolled in October and patient treatment and follow-up was completed in November 2020.

We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until the results are obtained from the current ophthalmic clinical trials before moving into the EU with RGN-259. If successful, this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259. We have also been exploring the potential of RGN-352 for the treatment of COVID-19. Our capital resources remain limited: therefore, in addition to the sale of the 2020 Notes in October 2020, we will need to secure additional operating capital to continue operations substantially beyond the first quarter of 2021. A sale of common stock and warrants, a convertible instrument or additional partnering of licensed rights are possible sources of operating capital in the future. In addition, the length of time required for clinical trials varies substantially according to the type, complexity, novelty and intended use of a product candidate, as well as outside factors such as the COVID-19 pandemic. Some of the factors that could impact our liquidity and capital needs include, but are not limited to:

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings. In June of 2016, we raised $1,520,000 by selling 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock to Sabby. On March 2, 2018, we entered into a warrant reprice and exercise and issuance agreement with Sabby, which, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. Pursuant to the terms of the Reprice Agreement the exercise price of the new warrants will be reduced from $0.2301 to $0.125 as a result of the sale of the 2019 Notes. We received gross proceeds of approximately $1,000,000 pursuant the exercise and issued 5,147,059 of common stock. In February 2019, we sold a series of convertible promissory notes to accredited investors including Essetifin S.p.A., our largest shareholder. The sale of the notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patient in the ARISE-3 clinical trial in DES sponsored by ReGenTree. The notes contain a $0.12 conversion price and are initially convertible into 10,833,333 chares off common stock. The purchasers also received a warrant exercisable at $0.18 to purchase additional 8,125,000 shares of common stock. In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by Sabby Management as well as $125,000 for April 2019 warrant exercises. In January 2020, Sabby exercised their remaining warrants and the Company received proceeds of $241,911. Most recently, in October 2020, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2020 Notes”). The sale of the 2020 Notes resulted in gross proceeds to the Company of $500,000. The 2020 Notes contain a $0.36 conversion price and the purchasers also received a warrant exercisable at $0.45 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible (the “2020 Warrants”). At present, with the receipt of the sale proceeds from the closing on the 2020 Notes in October 2020, we have sufficient cash to fund planned operations into the second quarter of 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our cash equivalents, which are generally comprised of Federally insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2020, these cash equivalents were $138,811. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of September 30, 2020, the change in fair value of our financial instruments would not have been material.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based upon this evaluation, management has concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital resources coupled with the proceeds from the October 2020 note sales will only be sufficient to fund our operations into the second quarter of 2021.

Even though we sold the 2020 Notes in October 2020 for proceeds of $500,000, these proceeds are only projected to fund our operations at the current level into the second quarter of 2021; therefore, we will need to secure additional operating capital to continue operations substantially beyond the first quarter of 2021. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital in early 2021 and are evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets, either of which could cause a reduction in the trading price of our common stock. The COVID global pandemic may impact our ability to secure additional financing.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future and may increase, as we pursue our product development efforts related to Tß4. As of September 30, 2020, our accumulated deficit totaled approximately $109 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2019 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, in February 2019 we sold the 2019 Notes for proceeds of $1,300,000 and we received approximately $240,000 from the exercise of the warrants. Even though we sold the 2020 Notes in October 2020 for proceeds of $500,000, these proceeds are only projected to fund our operations at the current level into the second quarter of 2021; therefore, we will need to secure additional operating capital to continue operations substantially beyond the first quarter of 2021. Therefore, we are seeking sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Risks Related to Our Business and Operations

Public health threats could have an adverse effect on our clinical trials and financial results.

Public health threats could adversely affect our ongoing or planned business operations. In particular, the novel coronavirus (COVID-19) has resulted in quarantines, restrictions on travel and other business and economic disruptions. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the partners and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted. The COVID-19 pandemic has affected patient accrual in our ARISE-3 clinical trial and with the last patient being enrolled in October and completed patient treatment and follow-up in November 2020. As of the date of this report, while we do not specifically foresee additional delays, it is impossible for us to predict further impact the COVID-19 global pandemic may have.

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

Our success will depend in part on our, or our partners’ ability to obtain, defend and enforce patents, both in the United States and abroad. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. As described elsewhere in this report, we currently do not have adequate financial resources to fund our ongoing business activities substantially beyond the first quarter of 2021 without additional funding. As a result of our current financial condition, we continuously evaluate our issued patents and patent applications and may decide to limit their therapeutic and/or geographic coverage in an effort to enhance our ability to focus on certain medical conditions and countries within our financial constraints. As a result, we may not be able to protect our intellectual property rights in indications and/or territories that we otherwise would, and, therefore, our ability to commercialize Tß4, if at all, could be substantially limited, which could have a material adverse impact on our future results of operations.

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

For the period from January 1, 2020 through November 1, 2020 the closing price of our common stock has ranged from $0.14 to $0.70, with an average daily trading volume of approximately 89,000 shares. Considering our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

As of September 30, 2020, there were outstanding options to purchase an aggregate of 11,951,250 shares of our common stock under our 2010 and 2018 incentive equity plans at exercise prices ranging from $0.16 per share to $0.64 per share and outstanding warrants to purchase 8,485,300 shares of our common stock at a weighted average exercise price of $0.19 per share. On February 27, 2019 we sold the 2019 Notes that will initially be convertible at $0.12 into 10,833,333 shares and the 2019 Warrants to purchase 8,125,000 shares with an exercise price of $0.18 per share. In March 2018 we entered into a warrant reprice and exercise and issuance agreement (the “Reprice Agreement”) with the holders of the warrants issued in June 2016. Under the terms of the Reprice Agreement, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of 5,147,059 warrants was reduced to $0.20 per share. As further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. Pursuant to the terms of the Reprice Agreement the exercise price of the new warrants has been reduced to $0.125 as a result of the February 2019 convertible note sale. Subsequent to reducing the exercise price to $0.125, the warrant holders exercised all of the repriced warrants, including for 1,935,000 shares of common stock in January 2020 and we have received exercise proceeds of approximately $242,000.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Form of Convertible Note Purchase Agreement October 2020*

10.2	Form of Convertible Promissory Note October 2020*

10.3	Form of Common Stock Warrant October 2020*

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2020 and December 31, 2019; (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2020 and 2019; (iii) Condensed Statement of Changes in Stockholders’ Deficit for the nine months ended September 30, 2020 and 2019; (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (v) Notes to Condensed Financial Statements.

*	Filed herewith. Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto.

**	Furnished herewith. This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: November 13, 2020	/s/J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)