Form 10-K
period 2020-12-31
REGENERX BIOPHARMACEUTICALS INC
filed 2021-03-02
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

As of February 25, 2021, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $45 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as quoted on the Over-the-Counter Bulletin Board, or the OTC Bulletin Board, on February 25, 2021.

The number of shares outstanding of the registrant’s common stock as of February 25, 2021 was 133,546,788.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I	3

Item 1. Business	3
Item 1A. Risk Factors	14

PART IV	46
Item 15. Exhibits, Financial Statement Schedules	46

SIGNATURES	47
INDEX TO FINANCIAL STATEMENTS	F-1
EXHIBIT INDEX	49

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

We are continuing strategic partnership discussions with biotechnology and pharmaceutical companies and the U.S. military regarding the further clinical development of all of our product candidates.

Current Financial Status

In October 2020, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2020 Notes”). The sale of the 2020 Notes resulted in gross proceeds to the Company of $500,000. The 2020 Notes contain a $0.36 conversion price and the purchasers also received a warrant exercisable at $0.45 to purchase additional shares of common stock equal to 75% of the number of shares into which each of the 2020 Notes is initially convertible (the “2020 Warrants”). On March 2, 2018, we entered into the Reprice Agreement with Sabby Healthcare Master Fund, Ltd., and Sabby Volatility Warrant Master Fund, Ltd. (collectively, “Sabby”). In January 2020, Sabby exercised their remaining warrants and the Company received proceeds of $241,911. At present, with the receipt of the sale proceeds from the closing on the 2020 Notes in October 2020, we have sufficient cash to fund planned operations into the second quarter of 2021. We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets. However, our ability to raise additional capital raises significant concerns about our ability to continue as a going concern. Since inception, and through December 31, 2020, we have an accumulated deficit of $109 million and we had cash and cash equivalents of $427,898 as of December 31, 2020. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials.

Current Clinical Status

In January 2015, we entered into a Joint Venture Agreement with GtreeBNT whereby we created ReGenTree LLC (“ReGenTree” or “Joint Venture”) jointly owned by us and GtreeBNT, which intends to commercialize RGN-259 for treatment of dry eye syndrome and neurotrophic keratitis, an orphan ophthalmic indication in the United States.

To date ReGenTree has sponsored a Phase 2/3 clinical trial (“ARISE-1”) and Phase 3 clinical trials in patients with DES (“ARISE-2”). Last year ReGenTree completed a Phase 3 clinical trial in patients with neurotrophic keratitis (“NK”) (“SEER-1”), and is currently sponsoring a Phase 3 trial (“ARISE-3”) in patients with DES, both in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 trial and in October 2017, we reported the results of the ARISE-2 trial. The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc. pursuant a contract between the parties, demonstrated a number of statistically significant improvements in both signs and symptoms of DES with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. ReGenTree is proceeding with its RGN-259 development plan it discussed with the FDA in April 2018. ReGenTree and Ora, Inc. have entered into a contract for management of ARISE-3 study. The first patient was enrolled in the second quarter of 2019 and the last patient was enrolled in October 2020. Due to the COVID-19 pandemic, the completion of ARISE-3 study was delayed from the original timeline but the patent treatment and follow-up was completed in November as ReGenTree previously reported in clinicaltrials.gov. As of the date of this filing, the patient database has been locked and topline results are expected shortly.

The NK trial (SEER-1), a smaller study in an orphan population, enrolled of 18 patients. On May 14, 2020, the Company reported that the trial was closed and reported the results of SEER-1. Six out of 10 patients in the RGN-259 treated group and 1 out of 8 patients in the placebo treated group achieved complete corneal healing in four weeks. In terms of the primary endpoint, “ratio of corneal wound healed patients after four weeks' administration”, the statistical difference was slightly over 0.05 (p = 0.0656, Fisher's exact test), due to the limited number of patients in each group. When another statistical analysis method was used to analyze the same primary endpoint (Chi square test), there was statistical significance, p = 0.0400. In addition, in a pre-specified secondary endpoint evaluating corneal epithelial healing at day 43 (two weeks post-treatment) and the durability of RGN-259 treatment, we also confirmed a clear statistical difference using the Fisher's exact test, p = 0.0359. Several other efficacy parameters were either highly significant or strongly trending toward statistical significance in the RGN-259 group indicating the depth of patient response to RGN-259.

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

Currently, we have active partnerships in four major territories: North America, Europe, China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for the Company. We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., most of Asia, and Europe, and RGN-259 in the EU. In August 2017 we amended the RGN-137 license agreement with GtreeBNT, expanding the territory to include Europe, Canada, South Korea, Australia and Japan. Regarding RGN-259, our goal is to wait until satisfactory results are obtained from the current ophthalmic clinical program in the U.S. before moving into the EU. This should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications and for the treatment of severe symptoms resulting from COVID-19 infection, either by obtaining grants to fund a Phase 2a clinical trials or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

In March of 2020, the FDA changed the category under which thymosin beta 4 was regulated. Prior to this change, Tβ4 was regulated as a new chemical entity. Now it is regulated as a biologic. Further details regarding this change the impact on the Company and its work to date is discussed further in this report (See – “Government Regulation” below). We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. To fund further development and clinical trials we have entered into a series of strategic partnerships under licensing and joint venture agreements (see “Strategic Partnerships” below) where our partners are responsible for advancing development of our product candidates with multiple clinical trials.

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

Recently, a scientific paper was published by a multi-institutional team of scientists from eight American research centers published describing new therapeutic approaches for COVID-19 in which they propose that Thymosin beta 4 (Tβ4), because of its ability to induce fibrinolysis, among other activities, may be useful in treating patients with the COVID-19 virus. According to the scientific team, an increase of fibrinolysis could be achieved by administering Tβ4. Fibrinolysis is the breakdown of fibrin in blood clots and Tβ4 has been shown to prevent actin from binding to fibrin, which is a major component of blood clots. Blood clots in the blood stream and organs of patients with COVID-19 have been shown to lead to extensive morbidity and patient death.

The researchers also found that COVID-19 elevates bradykinin levels in multiple tissues and systems that cause significant increases in vascular dilation, vascular permeability, and hypotension in infected patients. Previous studies have shown that elevated bradykinin levels induce pain and cause blood vessels to expand and become leaky, that can lead to swelling and inflammation of the surrounding tissue. This bradykinin-storm in COVID-19 patients induces leakage of fluid into the lungs and excessive release of hyaluronic acid preventing oxygen uptake and carbon dioxide release in the lungs of severely affected COVID-19 patients. These bradykinin-driven outcomes suggest that a bradykinin storm may be responsible for many of the more severe symptoms of COVID.

The researchers also looked at differences in male/female morbidity and mortality and noted a number of interesting points linked with other studies. It is known that older age and a high number of co-morbidities are associated with increased severity and mortality in patients with COVID-19 and other similar infectious viruses such as SARS. They reported that age was comparable between men and women in all data sets. In the case data series, men's cases tended to be more serious than women's (P = 0.035). In the public data set, the number of men who died from COVID-19 is 2.4 times that of women (70.3 vs. 29.7%, P = 0.016). While men and women have the same prevalence, men with COVID-19 are more at risk for worse outcomes and death, independent of age.

That men with COVID-19 are 2.4 times more likely than women to die from the virus is extremely compelling because the gene for Thymosin beta 4 resides on the X chromosome. Women have two X chromosomes while men only have one. As the researchers suggested, this could explain the lower incidence of COVID-19 induced mortality in women because it is found on the X chromosome and escapes X-inactivation. Women, therefore, would have increased levels of Tβ4 compared to men; thus, the possible explanation why women have an improved chance of survival. If true, then administering pharmacological levels of Tβ4 to COVID-19 patients may significantly reduce morbidity and improve survival.

We believe the potential impact of Tβ4 in the treatment of COVID-19 merits further consideration as this, and other published studies, have shown Tβ4's ability to not only down-regulate inflammatory chemokines and cytokines and proinflammatory processes such as the bradykinin storm, but also increase fibrinolysis and accelerate wound repair in the heart, lungs, kidneys and other organs that are often affected by COVID-19 infection. Moreover, previously published data have demonstrated a significant decrease of Tβ4 in blood, tears, and saliva with age in humans. Thus, finding a way to control and dampen this "bradykinin storm" may be important to successfully treating COVID-19 patients, especially in older and more vulnerable patients.

In March of 2020, the FDA changed the category under which thymosin beta 4 was regulated. Prior to this change, Tβ4 was regulated as a new chemical entity. Now it is regulated as a biologic. Further details regarding this change the impact on the Company and its work to date is discussed further in this report (See – “Government Regulation” below).

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

In September 2015, ReGenTree began the Phase 2/3 ARISE-1 clinical trial in patients with DES and the Phase 3 SEER-1 clinical trial in patients with neurotrophic keratopathy, both in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 dry eye trial. In the trial, RGN-259 demonstrated statistically significant improvements in both signs and symptoms of dry eye with 0.05% and 0.1% RGN-259 compared to placebo in a dose dependent manner during a 28-day dosing period. While the primary outcome measures were not met, several key related pre-specified endpoints and subgroups of patients with more severe dry eye showed statistically significant treatment effects. These results confirm the findings from the previous Phase 2 trial providing clear direction for the clinical regulatory pathway and remaining registration trials for RGN-259. Shortly following the ARISE-1 trial, the FDA approved ReGenTree’s Phase 3, ARISE-2 dry eye protocol and we initiated the ARISE-2 trial that enrolled approximately 600 patients.

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

In February 2019, ReGenTree initiated the 700-patient ARISE-3 trial in patients with dry eye syndrome to confirm the results observed in ARISE-2. The first patient was enrolled in the second quarter of 2019 and the last patient was enrolled in October 2020. Patient enrollment and treatment has been completed and the patient database has been locked and topline results are expected shortly.

Strategic Partnerships

Lee’s Pharmaceutical. We are a party to a license agreement with Lee’s Pharmaceutical for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan (Greater China). In February 2019, the license was assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. Lee’s previously filed an IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's subsequently informed us that it received notice from China's FDA declining its IND application for a Phase 2 dry eye clinical trial because the API was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to the agreement to develop RGN-259 ophthalmic eye drops in Greater China. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and would now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. Recently, we have been in ongoing discussions with management of Zhaoke to further refine its development plan for RGN-259. We have not yet been informed of a projected starting date for Phase 2 trials but believe Lee’s intends to await the outcome of the ARISE-3 DES trial prior to initiating clinical trials in China. Lee’s has assigned the license to its subsidiary Zhaoke Ophthalmology Pharmaceutical Limited for development of RGN-259 in China and is in the process of funding this development.

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

U.S. Joint Venture (ReGenTree, LLC). In January 2015, we entered into a Joint Venture Agreement with GtreeBNT whereby we created ReGenTree, jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye and NK, an orphan indication in the United States. We are entitled to royalties as a percentage of net sales ranging from single digits to low double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats of ReGenTree and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent. We currently hold a 38.5% ownership interest in ReGenTree. This ownership interest may be further reduced to as low as 25% once ReGenTree obtains FDA approval of a BLA (formerly a NDA) for dry eye syndrome in the U.S. In the event ReGenTree is acquired, or a change of control occurs following achievement of n BLA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties.

RGN-352

During 2009, we completed a Phase 1a and Phase 1b clinical trial evaluating the safety, tolerability and pharmacokinetics of the intravenous administration of RGN-352 in 60 healthy subjects (40 in each group, 20 of whom participated in both phases). Based on the results of these Phase 1 trials and extensive preclinical efficacy data published in peer-reviewed journals, in the second half of 2010, we began start-up activities for a Phase 2 study to evaluate RGN-352 (Tß4 injectable solution) in patients who had suffered an AMI. We had planned to begin enrolling patients in this clinical trial in the second quarter of 2011. However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with the current Good Manufacturing Practices (cGMP) regulations. The manufacturer has since closed its manufacturing facility. The FDA prohibited us from using any of the active drug or placebo formulated by this manufacturer in human trials; consequently, we must have study drug (RGN-352 and RGN-352 placebo) manufactured by a new cGMP-compliant manufacturer in the event we seek to move forward with this trial. While we have identified a qualified manufacturer for RGN-352, we elected to postpone activities on this trial until the requisite funding or a partner is secured.

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

Based on our Phase 1 data and the preclinical research discussed above, we are evaluating various opportunities for government funding for a Phase 2a clinical trial to show proof-of-concept in each case while also talking with prospective strategic partners with the interest, capabilities and resources to further develop product candidate in these fields. We have also been evaluating the potential of RGN-352 for the treatment of COVID-19 based on scientific data describe above.

In March of 2020, the FDA changed the category under which thymosin beta 4 was regulated. Prior to this change, Tβ4 was regulated as a new chemical entity. Now it is regulated as a biologic. Further details regarding this change the impact on the Company and its work to date is discussed further in this report (See – “Government Regulation” below).

RGN-137

Clinical Development — Epidermolysis Bullosa (EB).  Starting in 2005, we began conducting a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with EB. EB is a genetic disease of approximately 10 gene mutations that results in fragile skin and other epithelial structures (e.g., cornea and GI tract) that can blister spontaneously or separate at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. In severe cases, recurrent blistering and tissue loss may be life threatening. EB has been designated as an “orphan” indication by the FDA’s Office of Orphan Drugs. We closed the Phase 2 trial in late 2011 and we submitted the final report to the FDA in 2014. In February 2017, GtreeBNT, our licensee for RGN-137, received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with EB. Recently, the FDA modified efficacy requirements in EB patients from complete wound closing to partial wound closing, which has had a positive impact on clinical trial design. Our licensee initiated a Phase 2 open clinical trial on EB patients in the U.S. in December 2018, and 3 of 15 patients have been enrolled to date. While the trial has been ongoing, due to the COVID-19 pandemic, it is unclear when enrollment will resume.

Clinical Development — Pressure Ulcers.  In late 2005, we began conducting a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with chronic pressure ulcers, commonly known as bedsores.In January 2009, we reported final data from this trial. RGN-137 was well-tolerated at all three dose levels studied, with no dose-limiting adverse events, which achieved the primary objective of the study. A follow-on evaluation, reported at the 3rd International Symposium on the Thymosins in Health and Disease in March 2012, showed that for those pressure ulcer patients’ wounds that healed, RGN-137 mid dose (0.02% Tβ4 gel product) accelerated wound closure with a median time to healing of 22 days as compared to 57 days for the placebo. Although those results were clinically significant, they were not statistically significant.

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

In October 2020, the FDA approved loteprednol etabonate ophthalmic suspension (Eysuvis; Kala Pharmaceuticals) a 0.25% ocular corticosteroid indicated for dry eye disease. As with other ophthalmic corticosteroids, Eysuvis is contraindicated in most viral diseases of the cornea and conjunctiva and also in mycobacterial infection of the eye and fungal diseases of ocular structures. Other warnings on the label include delayed healing and corneal perforation, intraocular pressure (IOP) increase, cataracts, bacterial, viral, and fungal infections.

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

Previously, thymosin beta 4 was regulated as a new chemical entity under the FDA’s Center for Drug Evaluation and Research (“CDER”). On March 23, 2020, a new requirement under the Biologics Price Competition and Innovation Act of 2009 (BPCI Act) was enacted requiring that polypeptides larger than 40 amino acids in length, such as thymosin beta 4 (Tβ4), be regulated as biologics under the FDA’s Center for Biologics Evaluation and Research (“CBER”). Other such products formerly regulated as drugs, and now as biologics, include insulin and insulin analogs, human growth hormone, pancreatic enzymes, and reproductive hormones. While the requirements of a BLA are very similar to those of an NDA, the FDA could require the Company to perform additional non-clinical testing or even repeat phase 1 in humans under these new regulations.

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

The results of these preclinical studies and clinical trials, along with detailed information on manufacturing, are submitted to the FDA in the form of a Biologics License Application, or BLA, for approval to commence commercial sales. In responding to a BLA, the FDA may refuse to file the application if the FDA determines that the application does not satisfy its regulatory approval criteria, request additional information or grant marketing approval. Therefore, even if we complete Phase 3 clinical trials for our product candidates and submit a BLA to the FDA, there can be no assurance that the FDA will grant a marketing license, or if granted, that it will be granted on a timely basis. If the FDA does grant a BLA, it may require, among other things, post-marketing testing, including potentially expensive Phase 4 trials, which monitor the safety of the drug. In addition, the FDA may in some circumstances impose risk evaluation and mitigation strategies that may be difficult and expensive to administer. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market.

Among the conditions for a BLA is the requirement that the applicable clinical, pharmacovigilance, quality control and manufacturing procedures conform on an ongoing basis with current Good Clinical Practices, Good Laboratory Practices, current Good Manufacturing Practices, and computer information system validation standards. During the review of a BLA, the FDA will perform a pre-licensing inspection of select clinical sites, manufacturing facilities and the related quality control records to determine the applicant’s compliance with these requirements. To assure compliance, applicants must continue to expend time, money and effort in the area of training, production and quality control. After approval of any product, manufacturers are subject to periodic inspections by the FDA. If a company fails to comply with FDA regulatory requirements, FDA may pursue a wide range of remedial actions, including seizure of products, corrective actions, warning letters and fines.

We have received orphan drug designation from the FDA for RGN-137 for the treatment of EB and RGN-259 for the treatment of neurotrophic keratitis or NK, (now to be developed by ReGenTree). The FDA may designate a product or products as having orphan drug status to treat a disease or condition that affects less than 200,000 individuals in the United States, or, if patients of a disease number more than 200,000, the sponsor can establish that it does not realistically anticipate its product sales will be sufficient to recover its costs. If a product candidate is designated as an orphan drug, then the sponsor may receive incentives to undertake the development and marketing of the product, including grants for clinical trials, as well as a waiver of the user fees for submission of a BLA.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to marketing exclusivity for a period of seven years in the United States and ten years in the EU. There may be multiple designations of orphan drug status for a given drug and for different indications. Orphan drug designation does not guarantee that a product candidate will be approved by the FDA for marketing for the designation, and even if a sponsor of a product candidate for an indication for use with an orphan drug designation is the first to obtain FDA approval of a BLA for that designation and obtains marketing exclusivity, another sponsor’s application for the same drug product may be approved by the FDA during the period of exclusivity if the FDA concludes that the competing product is clinically superior. In this instance, the orphan designation and marketing exclusivity originally granted would be lost in favor of the clinically superior product.

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

Lee’s originally filed an investigational new drug application IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee’s subsequently informed us that it received notice from China's FDA (CFDA) declining its investigational new drug (IND) application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. In February 2019, the agreement was amended and assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. There are no economic changes to the agreement. Recently, we have been in discussions with management of Zhaoke to further refine its development plan for RGN-259. We have not yet been informed of a projected starting date for Phase 2 trials, but we believe Lee’s is awaiting the outcome of the ARISE-3 DES trial prior to initiating clinical trials in China.

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

GtreeBNT is solely responsible for funding all of the product development and commercialization efforts of ReGenTree. GtreeBNT made an initial contribution of $3 million in cash and received an initial equity stake of 51%. RegeneRx received and initial equity stake of 49% of ReGenTree. GtreeBNT’s equity stake may increase (and RegeneRx’s would proportionally decrease) upon ReGenTree achieving certain product development milestones (including receipt of a new biologics license application “BLA” by the U.S. FDA). GtreeBNT has subsequently funded the initial Phase 2b/3 and the ongoing Phase 3 U.S. clinical trials for dry eye syndrome and neurotrophic keratitis, respectively.

Our initial ownership interest in ReGenTree was 49% and was reduced to 38.5% after filing of the final clinical study report with the FDA for the Phase 3 trial for Dry Eye Syndrome completed in 2017. Based on when, and if, ReGenTree achieves certain additional development milestones in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 38.5% and 25%, with 25% being the final equity ownership upon FDA approval of an BLA for Dry Eye Syndrome in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event the ReGenTree entity is acquired or there is a change of control that occurs following achievement of an BLA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital will only be sufficient to fund our operations into the second quarter of 2021.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of December 31, 2020, our accumulated deficit totaled approximately $109 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2020 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, even though we sold the 2020 Notes in October 2020 for proceeds of $500,000, these proceeds are only projected to fund our operations at the current level into the second quarter of 2021; therefore, we will need to secure additional operating capital to continue operations substantially beyond the first quarter of 2021. Therefore, we are seeking sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

With respect to our product candidate RGN-259, there are also numerous ophthalmic companies developing drugs for corneal wound healing and other front-of-the-eye diseases and injuries, including dry eye syndrome. Amniotic membranes have been successfully used to treat corneal wounds in certain cases, as have topical steroids and antibacterial agents. Most specialty ophthalmic companies have a number of products on the market that could compete with RGN-259. There are numerous antibiotics to treat eye infections to promote corneal wound healing and many eye lubrication products that are soothing to the eye and help eye healing, many of which are sold without prescriptions. Companies also market steroids to treat certain conditions within our area of interest. Allergan, Inc. markets Restasis™, Ophthalmic Emulsion, which was the only commercially available and FDA-approved eye drop to treat dry eye. Shire PLC recently received FDA approval to market Xiidra™ for the treatment of dry eye and has launched the product in the U.S. Restasis. In October 2020, the FDA approved loteprednol etabonate ophthalmic suspension (Eysuvis; Kala Pharmaceuticals) a 0.25% ocular corticosteroid indicated for dry eye disease, and other products, have been approved for marketing in certain other countries where we have licensed RGN-259.

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

Our success will depend in part on our, or our partners’, ability to obtain, defend and enforce patents, both in the United States and abroad. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. As described elsewhere in this report, we currently do not have adequate financial resources to fund our ongoing business activities beyond the third quarter of 2020 without additional funding. Thus, we continuously evaluate our issued patents and patent applications and may decide to limit their therapeutic and/or geographic coverage in an effort to enhance our ability to focus on certain medical conditions and countries within our financial constraints. As a result, we may not be able to protect our intellectual property rights in indications and/or territories that we otherwise would, and, therefore, our ability to commercialize Tß4, if at all, could be substantially limited, which could have a material adverse impact on our future results of operations.

Our patents may expire before any of our product candidates reach commercialization.

Our success will depend in part on our, or our partners’, patents to provide market exclusivity for our product candidates. We have numerous patent and patent applications in the U.S. and abroad. However, some of our patents are reaching the end of their 20-year patent exclusivity and, therefore, may expire prior to developing any marketable products or expire shortly after product launch, which could negatively affect our commercial success.

If we, or our partners, are not able to maintain adequate patent protection for our product candidates, we may be unable to prevent our competitors from using our technology or technology that we license.

Our success will depend in substantial part on our, or our partners’, abilities to obtain, defend and enforce patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and abroad. While patents covering our use of Tß4 have been issued in some countries, we cannot guarantee whether or when corresponding patents will be issued, or the scope of any patents that may be issued, in other countries. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. We have also in-licensed other intellectual property rights from third parties that could be subject to the same risks as our own patents. If any of these patent applications do not issue, or are not issued in certain countries, or are not enforceable, the ability to commercialize Tß4 in various medical indications could be substantially limited or eliminated.

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

For the period from January 1, 2020 through March 1, 2021 the closing price of our common stock has ranged from $0.14 to $0.75, with an average daily trading volume of approximately 96,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

The trading market for our common stock and other securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have research coverage by one securities and industry analyst, and from time-to-time other independent analysts. If securities or industry analysts do not commence or maintain coverage of us, the trading price for our common stock and other securities would be negatively affected. In the event one or more of the analysts who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and other securities and their trading volume to decline.

The exercise of options and warrants, conversion of convertible promissory notes, and other issuances of shares of common stock or securities convertible into common stock will dilute your interest.

As of December 31, 2020, there were outstanding options to purchase an aggregate of 11,951,250 shares of our common stock under our 2010 and 2018 incentive equity plans at exercise prices ranging from $0.16 per share to $0.64 per share and outstanding warrants to purchase 9,529,288 shares of our common stock at a weighted average exercise price of $0.21 per share. In October 2020, we sold a series of convertible promissory notes that will initially be convertible at $0.36 into 1,391,982 shares and we also issued warrants to purchase 1,043,988 shares with an exercise price $0.45 per share. In February 2019 we sold a series of convertible promissory notes that will initially be convertible at $0.12 into 10,833,333 shares and also issued warrants to purchase 8,125,000 shares with an exercise price of $0.18 per share. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

The stock market has from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical and biotechnology companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If we experience this sort of volatility, we may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could hurt our business, operating results and financial condition.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “RGRX.” Our common stock last traded at $0.70 on February 25, 2021.

The following table sets forth the high and low closing prices for our common stock, as reported by the OTC Bulletin Board, for the periods indicated. The quotations reported by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2020		2019
	High	Low	High	Low
First Quarter	$0.30	$0.14	$0.35	$0.10
Second Quarter	$0.34	$0.19	$0.24	$0.17
Third Quarter	$0.70	$0.28	$0.18	$0.13
Fourth Quarter	$0.60	$0.38	$0.18	$0.13

We have never declared or paid a cash dividend on our common stock and since all of our funds are committed to clinical research, we do not anticipate that any cash dividends will be paid on our common stock in the foreseeable future.

In October 2020, we sold the 2020 Notes. The sale of the 2020 Notes resulted in gross proceeds to the Company of $500,000. In January 2020, Sabby exercised their remaining warrants and the Company received proceeds of $241,911. At present, with the receipt of the sale proceeds from the closing on the 2020 Notes in October 2020, we have sufficient cash to fund planned operations into the second quarter of 2021.

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

Current Financial Circumstances

In October 2020, we sold the 2020 Notes. The sale of the 2020 Notes resulted in gross proceeds to the Company of $500,000. In January 2020, Sabby exercised their remaining warrants and the Company received proceeds of $241,911. At present, with the receipt of the sale proceeds from the closing on the 2020 Notes in October 2020, we have sufficient cash to fund planned operations into the second quarter of 2021.

Current Clinical Status

In January 2015, we entered into a Joint Venture Agreement with GtreeBNT whereby we created ReGenTree LLC (“ReGenTree” or “Joint Venture”) jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye syndrome and neurotrophic keratitis, an orphan ophthalmic indication in the United States.

To date ReGenTree has sponsored a Phase 2/3 clinical trial (“ARISE-1”) and Phase 3 clinical trials in patients with DES (“ARISE-2”). Last year it completed a Phase 3 clinical trial in patients with neurotrophic keratitis (“NK”) (“SEER-1”), and is currently sponsoring a Phase 3 trial (ARISE-3) in patients with DES, both in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 trial and in October 2017, we reported the results of the ARISE-2 trial. The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc. pursuant a contract between the parties, demonstrated a number of statistically significant improvements in both signs and symptoms of DES with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. ReGenTree is proceeding with its RGN-259 development plan as discussed with the FDA in April 2018. ReGenTree and Ora, Inc. have entered into a contract for management of ARISE-3. The first patient was enrolled in the second quarter of 2019 and the last patient was enrolled in October 2020. Due to the COVID-19 pandemic, the completion of ARISE-3 was delayed from the original timeline but the patent treatment and follow-up was completed in November as ReGenTree previously reported in clinicaltrials.gov. As of the date of this filing, the patient database has been locked and topline results are expected shortly.

The NK trial (SEER-1), a smaller study in an orphan population, enrolled of 18 patients. On May 14, 2020, the Company reported that the trial was closed and reported the results of SEER-1. Six out of 10 patients in the RGN-259 treated group and 1 out of 8 patients in the placebo treated group achieved complete corneal healing in four weeks. In terms of the primary endpoint, “ratio of corneal wound healed patients after four weeks' administration”, the statistical difference was slightly over 0.05 (p = 0.0656, Fisher's exact test), due to the limited number of patients in each group. When another statistical analysis method was used to analyze the same primary endpoint (Chi square test), there was statistical significance, p = 0.0400. In addition, in a pre-specified secondary endpoint evaluating corneal epithelial healing at day 43 (two weeks post-treatment) and the durability of RGN-259 treatment, we also confirmed a clear statistical difference using the Fisher's exact test, p = 0.0359. Several other efficacy parameters were either highly significant or strongly trending toward statistical significance in the RGN-259 group indicating the depth of patient response to RGN-259.

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

In October 2020, we sold the 2020 Notes. The sale of the 2020 Notes resulted in gross proceeds to the Company of $500,000. In January 2020, Sabby exercised their remaining warrants and the Company received proceeds of $241,911. At present, with the receipt of the sale proceeds from the closing on the 2020 Notes in October 2020, we have sufficient cash to fund planned operations into the second quarter of 2021. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, government grants, or the sale of our company or certain of our intellectual property rights.

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

Contract assets are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied. There were no contract assets as of December 31, 2020.

Contract liabilities result from arrangements where we have received payment in advance of performance under the contract. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.

We have the following amounts recorded for contract liabilities:

	December 31
	2020	2019
Unearned revenue	$2,101,325	$2,178,086

The contract liabilities amounts disclosed above as of December 31, 2020 and 2019, are primarily related to revenue being recognized on a straight-line basis over periods ranging from 23 to 30 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligations and represents the Company’s best estimate of the period of the obligation.

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

Results of Operations

Comparison of years ended December 31, 2020 and 2019

Revenues. For the year ended December 31, 2020, we recorded revenue in the amount of approximately $77,000 versus $77,000 recorded for the year ended December 31, 2019. The revenue reflects the amortization over 30 years of the payments we received under the original joint venture license agreement and the payment we received for the expansion of the territorial rights to include Canada in April 2016. The payments received under the 2017 RGN-137 license amendment were amortized for revenue over 23 years.

Expenses — Research and development. For the year ended December 31, 2020, our R&D expenditures decreased by $60,000, or 92%, to $5,000, from approximately $65,000 in 2019. The limited R&D expenditures reflects the shift of our internal R&D efforts as our partners assume full responsibility for clinical development. The decrease in 2020 results from the classification of stock option compensation expense in G&A to more accurately reflect the Company’s current operations versus 2019. We expect our R&D expenses will remain at low levels unless we decide to reinitiate internal R&D efforts for our unpartnered programs.

Expenses — General and administrative. For the year ended December 31, 2020, our G&A expenses increased by approximately $93,000, or 7%, to $1,366,000 from $1,274,000 in 2019. Increases are reflected in 2020 expenses for personnel and related (increase of $39,000) and stock option compensation expense (increase of $125,000) , These increases were partially offset by decreases in professional fees (decrease of $7,000), insurance (decrease of $13,000), sponsorship (decrease of $5,000), travel (decrease of $9,000), investor relations (decrease of $25,000), facility and related (decrease of $4,000), license fees (decrease of $2,000) and other (decrease of $6,000). We believe that our G&A expenses will remain at current levels as we wait for data from the upcoming clinical trials being conducted by our partners. If we enter into additional partnerships or other business transactions, including financings, we will incur additional legal and transaction related expenses.

Interest Expense. Our statement of operations reflects interest expense of $232,631 for the year ended December 31, 2020 versus $153,410 for the year ended December 31, 2019. The increase reflects the 2019 Notes being outstanding for the full year as well as the issuance of the 2020 Notes in October 2020.

Net Loss. Our statement of operations reflects a net loss of $1,523,368 for the year ended December 31, 2020 versus net loss of $1,404,247 for the year ended December 31, 2019. Losses from operations increased in 2020 versus 2019, $1,294,543 and $1,261,881, respectively.

Liquidity and Capital Resources

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. In addition, we have primarily financed our operations through the equity or issuance of debt including the sale of a series of convertible promissory notes through private placements with accredited investors and the March and August 2014 private placements of common stock with GtreeBNT as well as our entry into the ReGenTree joint venture in early 2015. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2020 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of operating losses and dependence on future financing in order to meet our planned operating activities.

Our statement of operations reflects a net loss of $1,523,368 for the year ended December 31, 2020. We had cash and cash equivalents of $427,898 at December 31, 2020. In October 2020, we sold the 2020 Notes, resulting in gross proceeds to the Company of $500,000. In January 2020, Sabby exercised their remaining warrants and the Company received proceeds of $241,911. At present, with the receipt of the sale proceeds from the closing on the 2020 Notes in October 2020, we have sufficient cash to fund planned operations into the second quarter of 2021.

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

Net Cash Used in Operating Activities. Net cash used in operating activities was $1,007,000 and $1,138,000 for the years ended December 31, 2020 and 2019, respectively. The decrease is 2020 reflects an increase in accrued expenses on the 2020 balance sheet.

Net Cash Used in Investing Activities. We did not use any cash for investing activities in 2020 or 2019.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $795,000 and $1,541,000 for the years ended December 31, 2020 and 2019, respectively. In 2020, the cash provided by financing activities consisted of the proceeds from the sale of the 2020 Notes of $500,000 and $242,000 from the exercise of warrants and the receipt of a Paycheck Protection Program loan, administered by the U.S. Small Business Administration, of $55,000, while in 2019 the cash provided by financing activities consisted of the proceeds from the sale of the 2019 Notes of $1,300,000 and $241,000 from the exercise of warrants.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, RegeneRx has active partnerships in four major territories: the U.S., Europe, China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for ophthalmic trials are, in general, relatively fast, as opposed to most other clinical efforts, ARISE-3, ReGenTree’s Phase 3 trial, was initiated and the first patient was enrolled in the second quarter of 2019 and enrollment was completed in November 2020. Top line data from ARISE-3 is expected shortly.

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings. In June of 2016, we raised $1,520,000 by selling 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock to Sabby. On March 2, 2018, we entered into a warrant reprice and exercise and issuance agreement with Sabby, which, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. Pursuant to the terms of the Reprice Agreement the exercise price of the new warrants will be reduced from $0.2301 to $0.125 as a result of the sale of the 2019 Notes. We received gross proceeds of approximately $1,000,000 pursuant the exercise and issued 5,147,059 of common stock. In February 2019, we sold a series of convertible promissory notes to accredited investors including Essetifin S.p.A., our largest shareholder. The sale of the notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. The notes contain a $0.12 conversion price and are initially convertible into 10,833,333 chares off common stock. The purchasers also received a warrant exercisable at $0.18 to purchase additional 8,125,000 shares of common stock. In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by Sabby Management as well as $125,000 for April 2019 warrant exercises. In January 2020, Sabby exercised their remaining warrants and the Company received proceeds of $241,911. In October 2020, we sold the 2020 Notes resulting in gross proceeds to the Company of $500,000. The 2020 Notes were accompanied by 2020 Warrants. At present, with the receipt of the sale proceeds from the closing on the 2020 Notes and proceeds from the January 2020 warrant exercises, we will have sufficient cash to fund planned operations into the second quarter of 2021.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2020 the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer, in his capacity as principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer in his capacity as principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s Internal Controls over Financial Reporting in the year ended December 31, 2020.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth as of March 1, 2020, the name, age and position of each person who serves as an executive officer or director of our company. There are no family relationships among any of our executive officers or directors, with the exception that Mr. Finkelstein is the first cousin of Dr. Goldstein’s wife.

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

Name	Age	Position
Executive Officers:
Mr. J.J. Finkelstein	69	President, Chief Executive Officer and Director
Directors:
Dr. Allan L. Goldstein	83	Founder, Chairman of the Board and Chief Scientific Officer
Mr. R. Don Elsey	67	Director
Mr. Joseph C. McNay	87	Director
Mr. Mauro Bove	65	Director
Dr. Alessandro Noseda	62	Director

Mr. Finkelstein has served as our President and Chief Executive Officer and a member of our Board of Directors since 2002. Mr. Finkelstein also served as our Chief Executive Officer from 1984 to 1989 and as the Vice Chairman of our Board of Directors from 1989 to 1991. Mr. Finkelstein has worked as an executive officer and consultant in the bioscience industry for the past 39 years, including serving from 1989 to 1996 as chief executive officer of Cryomedical Sciences, Inc., a publicly-traded medical device company. Mr. Finkelstein has significant experience in developing early-stage companies. He has been responsible for the regulatory approval and marketing of several medical devices in the U.S. and abroad. Mr. Finkelstein has previously served on the executive committee of the Board of Directors of the Technology Council of Maryland and MdBio, Inc. and formerly chaired the MdBio Foundation (now Learning Undefeated) for six years, all of which are non-profit entities that support bioscience development and education in the State of Maryland. Mr. Finkelstein received a business degree in finance from the University of Texas. The Board believes that Mr. Finkelstein’s history and long tenure as our Chief Executive Officer positions him to contribute to the Board his extensive knowledge of our company and to provide Board continuity. In addition, the Board believes that his experience at prior companies has provided him with operational and industry expertise, as well as leadership skills that are important to the Board.

Dr. Goldstein has served as the Chairman of our Board of Directors and our Chief Scientific Officer since he founded our company in 1982. Dr. Goldstein is Emeritus Professor & former Chairman of the Department of Biochemistry and Molecular Medicine at the George Washington University School of Medicine and Health Sciences. Dr. Goldstein is a recognized expert in the field of immunology and protein chemistry, having authored over 435 scientific articles in professional journals. He is also the inventor on over 25 issued and/or pending patents in biochemistry, immunology, cardiology, cancer and wound healing. Dr. Goldstein discovered several important compounds, including Tα1, which is marketed worldwide, and Tß4, which is the basis for RegeneRx’s clinical program. Dr. Goldstein served on the Board of Trustees of the Sabin Vaccine Institute from 2000 to 2012 and on the Board of Directors of the Richard B. and Lynne V. Cheney Cardiovascular Institute from 2006 to 2012. Dr. Goldstein has also done pioneering work in the area of medical education, developing distance learning programs for the internet entitled “Frontiers in Medicine,” a medical education series that Dr. Goldstein developed. The Board believes that Dr. Goldstein’s scientific expertise, industry background and prior experience as our founder all position him to make an effective contribution to the medical and scientific understanding of the Board, which the committee believes to be particularly important as we continue our Tß4 development efforts.

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

Dr. Noseda is the Chief Scientific Officer (CSO) of Leadiant Biosciences S.p.A. and provides scientific and medical know-how to coordinate and manage the scientific and development programs at a global level as well as to evaluate new opportunities for the Leadiant Group. Since September 2018 he is also Chief Medical Officer of Leadiant Biosciences, Inc. After graduating as a Medical Doctor in 1984 at the University of Milan and following a Post Doctorate at Bowman Gray School of medicine (USA), he joined the pharma industry in 1988 where he held different managerial positions within the R&D and Marketing organizations of multinational companies. He has acquired a significant experience in R&D (through the whole development process, from research to interaction with Health Authorities for MA submission or HTA assessment) and strategic/business operations. He joined sigma-tau in 1998 as Director of Scientific Office and Strategic Alliances within the Corporate R&D organization. In this position he managed key R&D projects and contributed to the finalization of important partnerships (e.g., with Novartis, Debiopharm etc.) and to the advancement of product development (from research to product registration). He has been part of the management Team and Board of Directors of biotech companies of the sigma-tau Group, as Thule Therapeutics, Metheresis Translational Research and Rostaquo. He has also been Chief Executive Officer of Leadiant Biosciences SA (formerly sigma-tau Research Switzerland) from 2007 to 2017, a position which he held in parallel with his former positions in sigma-tau (1988-2014) and later in Leadiant where he acted as Chief Medical Officer (2014-2017) before becoming the CSO. Under his management this company developed and advanced a proprietary technology, and he guided the Company through the process to obtain the authorization by the Swiss Health Authorities to import and release medicinal products, as well as the Orpha Drug Designations and registration of new products (e.g., Chenodeoxycholic Acid or CDCA). He worked in several therapeutic (and diagnostic) areas, but mostly in high unmet medical need specialty areas as cancer, immune-oncology and rare diseases.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations of our directors and officers that no other reports were required, during the fiscal year ended December 31, 2020, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows, for the fiscal years ended December 31, 2020 and 2019, compensation awarded to or paid to, or earned by, our chief executive officer who was our only named executive officers for fiscal 2020. For purposes of this report, we sometimes refer to our chief executive officer as our named executive officer.

				Option	All Other
		Salary(1)	Bonus	Awards(2)	Compensation(3)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
J.J. Finkelstein, President and	2020	80,018	--	95,606	3,360	178,984
Chief Executive Officer	2019	81,528	--	103,523	3,360	188,411

(1)	Mr. Finkelstein reduced his 2020 salary to $80,000 and he had previously reduced his 2018 salary from $150,000 to $125,000 in March 2018.
(2)	The 2020 and 2019 amounts reflect the aggregate total grant date fair values (computed in accordance with FASB ASC Topic 718 or ASC Topic 505).
(3)	The 2020 and 2019 amounts reflect payment of life insurance premiums for Mr. Finkelstein in the amount of $3,360

Employment Agreements; Potential Payments Upon Termination or Change in Control

Employment Agreement with Mr. Finkelstein

We entered into an employment agreement with Mr. Finkelstein on April 16, 2014 for him to serve as our president and chief executive officer. Mr. Finkelstein’s employment agreement has an initial three-year term, which is automatically renewed for additional one-year periods unless either we or Mr. Finkelstein elect not to renew it. Mr. Finkelstein’s annual base salary was $125,000, which was increased to $150,000 on January 1, 2015 and subsequently reduced back to $125,000 in March 2018. Mr. Finkelstein’s salary may not be adjusted downward without his written consent, except in a circumstance which is part of a general reduction or other concessionary arrangement affecting all employees or affecting senior executive officers. Effective January 1, 2019, Mr. Finkelstein suggested and consented that his salary be reduced to $80,000 annually, a level at which it remained in 2020. Mr. Finkelstein is also eligible to receive an annual bonus in an amount established by the Board and is entitled to participate in and receive all standard employee benefits and to participate in all of our applicable incentive plans, including stock option, stock, bonus, savings and retirement plans. We also provide him with $1 million in life insurance.

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

Outstanding Equity Awards at December 31, 2020

The following table shows certain information regarding outstanding equity awards at December 31, 2020 for the named executive officer, all of which were stock options granted under our Amended and Restated 2000 Stock Option and Incentive Plan, our 2010 Equity Incentive Plan or our 2018 Equity Incentive Plan.

	Number of Shares Underlying Unexercised Options (#)	Number of Shares Underlying Unexercised Options (#)	Option Exercise Price	Option
Name	Exercisable	Unexercisable	($)	Expiration Date	Note
Mr. Finkelstein	125,000	375,000	0.30	6/10/2030	(1)
	325,000	325,000	0.21	5/15/2029	(1)
	200,000	—	0.64	3/17/2023
	187,500	62,500	0.21	7/16/2028	(1)
	500,000	—	0.21	3/25/2021
	500,000	—	0.36	6/30/2022
	150,000	—	0.28	9/1/2027	(1)

(1)	These options vest in equal installments upon grant and on the first three anniversaries of the grant date. In each case these options were granted ten years prior to the listed expiration dates.

Post-Employment Compensation

We do not maintain any plans providing for payment or other benefits at, following, or in connection with retirement other than a 401(k) plan which was available to all employees through 2011. The Company did not make any plan contributions in 2020 or 2019. In addition, we do not maintain any non-qualified deferred compensation plans.

Director Compensation

The following table sets forth certain information for the fiscal year ended December 31, 2020 with respect to the compensation of our directors. Mr. Finkelstein’s compensation is disclosed in the Summary Compensation Table above, and he does not receive any additional compensation for his service as a director. Dr. Goldstein is an employee of our company and his compensation as an employee is set forth in the table below. He does not receive any additional compensation for his service as a director.

The Company had in effect a non-employee director compensation policy which was suspended in November 2011 by our Board of Directors elected to help the company preserve capital and consistent with this, certain fees accrued in 2011 were forfeited and no retainer or meeting fees were paid to non-employee directors in 2020 or 2019.

In 2020 each independent director was granted options to purchase either 200,000 or 250,000 shares of common stock at an exercise price of $0.30 per share, which vests in four segments pursuant to each director’s continued service. In 2019 each independent director was granted options to purchase either 200,000 or 250,000 shares of common stock with an exercise price per share of $0.21. These option grants vests in four segments pursuant to each director’s continued service. These option grants were the only compensation received by non-employee directors in 2020 and 2019.

We also reimburse directors for expenses incurred in attending meetings of the board and other events attended on our behalf and at our request.

Director Compensation for Fiscal 2020

	Fees Earned
	or Paid	Option	All Other
	in Cash	Awards	Compensation		Total
Name	($)	($)(1)	($)		($)
Allan Goldstein, Ph.D.	--	76,785	90,000	(2)	166,785
R. Don Elsey	--	47,803	--		47,803
Alessandro Noseda	--	38,424	--		38,424
Joseph McNay	--	47,803	--		47,803
Mauro Bove	--	38,424	--		38,424

(1)	Total Options held by each Board member as of December 31, 2020, are as follows:

Allan Goldstein, Ph.D.	2,110,000
R. Don Elsey	1,245,000
Alessandro Noseda	400,000
Joseph McNay	1,245,000
Mauro Bove	1,175,000

(2)	In addition to being Chairman of our Board of Directors, Dr. Goldstein also serves as our Chief Science Officer. In this capacity, Dr. Goldstein received cash compensation of $90,000 in 2020. In 2020 Dr. Goldstein was also granted options to purchase 400,000 shares of common stock.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of March 1, 2021 by (i) each director; (ii) each named executive officer; (iii) all currently serving executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. The address for all directors and executive officers is c/o RegeneRx Biopharmaceuticals, Inc., 15245 Shady Grove Road, Suite 470, Rockville, MD 20850.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares		Percent of Total
5% Stockholders:
Entities affiliated previously affiliated with Essetifin S.p.A., Via Sudafrica, 20, Rome, Italy 00144	51,251,189	(2)	34.4%
GtreeBNT Co., Ltd. 22nd FL, Parkview Tower, 248 Jungjail-ro, Bundang-gu, Seongnam-si, Gyeonggi-do 463-863, Republic of Korea	19,583,333	(3)	14.7%

Named Executive Officers and Directors:
J.J. Finkelstein	4,038,795	(4)	3.0%
Allan L. Goldstein	3,152,569	(5)	2.3%
Joseph C. McNay	7,771,206	(6)	5.8%
Mauro Bove	1,069,554	(7)	*
R. Don Elsey	1,059,872	(8)	*
Alessandro Noseda	150,000	(9)	*
All directors and executive officers as a group (6 persons)	16,754,496	(10)	12.4%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 133,546,788 shares of common stock outstanding on March 1, 2021, adjusted as required by rules promulgated by the Securities and Exchange Commission (the “SEC”).

(2)	Consists of 34,989,080 shares of common stock held of record held by Essetifin S.p.A. (f/k/a Sigma-Tau Finanziaria, S.p.A.) (“Essetifin”), 9,446,920 shares of common stock issuable upon conversion of a convertible promissory note and 7,085,189 upon the exercise of warrants. In each case exercisable within 60 days of March 1, 2021. Paolo Cavazza and members of his family directly and indirectly own 38% of Essetifin. The beneficial ownership of Essetifin and its affiliates is derived from the Schedule 13D/A filed by Essetifin on October 16, 2020.

(3)	Consists of 19,583,333 shares of common stock held of record by GtreeBNT which were acquired in two equity purchases in March 2014 and August 2014. The beneficial ownership of GtreeBNT is derived from its Schedule 13D/A filed on April 1, 2015.

(4)	Consists of 1,637,991 shares of common stock held of record by Mr. Finkelstein, 236,174 shares of common stock issuable upon conversion of convertible promissory notes, 177,130 shares of common stock issuable upon exercise of warrants and 1,987,500 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 1, 2021.

(5)	Consists of 1,512,793 shares of common stock held of record by Dr. Goldstein, 55,586 shares of common stock issuable upon conversion of convertible promissory notes, 41,690 shares of common stock issuable upon exercise of warrants and 1,542,500 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 1, 2021.

(6)	Consists of 6,524,122 shares of common stock held of record by Mr. McNay, 208,334 shares of common stock issuable upon conversion of convertible promissory notes, 156,250 shares of common stock issuable upon exercise of warrants and 882,500 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 1, 2021.

(7)	Consists of 111,174 shares of common stock issuable upon conversion of convertible promissory notes, 83,380 shares of common stock issuable upon exercise of warrants and 875,000 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 1, 2021.

(8)

Consists of 104,456 shares of common stock held of record, 41,666 shares of common stock issuable upon conversion of convertible promissory notes, 31,250 shares of common stock issuable upon exercise of warrants and 882,500 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 1, 2021.

(9)	Consists of 150,000 shares of common stock issuable upon exercise of options within 60 days of March 1, 2021.

(10)	Consists of 9,779,362 shares of common stock held of record, 652,934 shares of common stock issuable upon conversion of convertible promissory notes, 489,700 shares of common stock issuable upon exercise of warrants and 5,832,500 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 1, 2021.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 about the securities authorized for issuance to our employees, directors and other eligible participants under our equity compensation plans, consisting of the 2010 Equity Incentive Plan and the 2018 Equity Incentive Plan.

Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon exercise	Weighted-average exercise	equity compensation plans
	of outstanding options,	price of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,951,250	$0.28	4,148,966

Equity compensation plans not approved by security holders	—	—	—

Total	11,951,250	$0.28	4,148,966

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Described below are transactions and series of similar transactions that have occurred during fiscal 2020 to which we were a party or are a party in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	a director, executive officer, beneficial owner of more than five percent of any class of our voting securities or any member of their immediate family had or will have a direct or indirect material interest.

2020 Convertible Notes

In October 2020, we sold the 2020 Notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder. The 2020 Notes bear interest at a rate of five percent (5%) per annum and are convertible into shares of our common stock at a conversion price of twelve cents ($0.36) per share (subject to adjustment as described in the 2020 Notes) at any time prior to repayment, at the election of the investors. In the aggregate, the 2020 Notes issued in both closings are convertible into up to 1,391,382 shares of our common stock excluding interest.

At any time prior to maturity of the 2020 Notes, with the consent of the holders of a majority in interest of the 2020 Notes, we can prepay the outstanding principal amount of the 2020 Notes plus unpaid accrued interest without penalty. The outstanding principal and all accrued interest on the 2020 Notes will accelerate and automatically become immediately due and payable upon the occurrence of certain events of default.

In connection with the issuance of the 2020 Notes we also issued the 2020 Warrants to each investor. The 2020 Warrants are exercisable for an aggregate of 1,043,988 shares of common stock with an exercise price of forty-five cents ($0.45) per share for a period of five years.

The affiliated investors and the principal amount of their respective 2020 Notes purchase are as set forth below:

Investor	Note Principal
Essetifin S.p.A.	$400,000
J.J. Finkelstein	$10,000
Mauro Bove	$10,000
Allan L. Goldstein	$5,000

Essetifin S.p.A., our largest stockholder, is currently the holder of all of our securities previously held by Sigma-Tau and its affiliates. The other listed investors are members of our Board of Directors including Mr. Finkelstein, who serves as our CEO, and Dr. Goldstein who serves as our Chief Scientific Advisor and Chairman of our Board of Directors.

2019 Convertible Notes

In February 2019, we sold the 2019 Notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder.”). The sale of the 2019 Notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. The 2019 Notes will mature on March 1, 2024. The 2019 Notes bear interest at a rate of five percent (5%) per annum and are convertible into shares of our common stock at a conversion price of twelve cents ($0.12) per share (subject to adjustment as described in the 2019 Notes) at any time prior to repayment, at the election of the investors. In the aggregate, the 2019 Notes issued in both closings are convertible into up to 10,833,333 shares of our common stock excluding interest.

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

In connection with the issuance of the 2019 Notes we also issued the 2019 Warrants to each investor. The 2019 Warrants are exercisable for an aggregate of 8,125,000 shares of common stock with an exercise price of eighteen cents ($0.18) per share for a period of five years.

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

Our initial ownership interest in ReGenTree was 49% and has been reduced to 38.5% after filing of the final clinical study report with the FDA for the Phase 3 trial for Dry Eye Syndrome completed in 2017. Based on when, and if, ReGenTree achieves certain additional development milestones in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 38.5% and 25%, with 25% being the final equity ownership upon FDA approval of an BLA for Dry Eye Syndrome in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event ReGenTree is acquired, or a change of control occurs following achievement of an BLA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties.

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

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2020 and 2019 by our independent registered public accounting firm CohnReznick LLP. All such fees described below were approved by the audit committee.

	2020	2019
Audit fees	$90,000	$90,000
Tax fees (1)	14,125	15,000
Total fees	$104,125	$105,000

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

RegeneRx Biopharmaceuticals, Inc. (Registrant)

Date: March 2, 2021	By:	/s/ J.J. Finkelstein
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

Name	Title	Date

/s/ Allan L. Goldstein	Chairman of the Board, Chief Scientific Officer, and Director	March 2, 2021
Allan L. Goldstein

/s/ J.J. Finkelstein	President, Chief Executive Officer, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 2, 2021
J.J. Finkelstein

/s/ R. Don Elsey	Director	March 2, 2021
R. Don Elsey

/s/ Joseph C. McNay	Director	March 2, 2021
Joseph C. McNay

/s/ Mauro Bove	Director	March 2, 2021
Mauro Bove

/s/ Alessandro Noseda	Director	March 2, 2021
Alessandro Noseda

RegeneRx Biopharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

RegeneRx Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of RegeneRx Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2012.

Tysons, Virginia

March 2, 2021

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$427,898	$639,916
Prepaid expenses and other current assets	49,909	41,639
Total current assets	477,807	681,555
Operating lease right-of-use asset	68,229	24,453
Other assets	5,752	5,752
Total assets	$551,788	$711,760

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$39,320	$43,678
Unearned revenue	76,761	76,761
Accrued expenses	208,857	95,020
Promissory note	33,856	-
Current portion of operating lease liability	40,790	27,014
Total current liabilities	399,584	242,473

Long-term liabilities
Unearned revenue	2,024,564	2,101,325
Promissory note	21,544	-
Operating lease liability	27,809	-
Convertible promissory notes, net	902,231	708,070
Total liabilities	3,375,732	3,051,868

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 133,441,788 and 131,506,494 issued and outstanding	133,442	131,507
Additional paid-in capital	105,934,572	104,896,975
Accumulated deficit	(108,891,958)	(107,368,590)
Total stockholders' deficit	(2,823,944)	(2,340,108)
Total liabilities and stockholders' deficit	$551,788	$711,760

The accompanying notes are an integral part of these financial statements.

 RegeneRx Biopharmaceuticals, Inc.

 Statements of Operations

	Years ended December 31,
	2020	2019
Revenues	$76,761	$76,762

Operating expenses
Research and development	4,921	65,107
General and administrative	1,366,383	1,273,536
Total operating expenses	1,371,304	1,338,643
Loss from operations	(1,294,543)	(1,261,881)

Other income (expense)
Interest income	3,806	11,044
Interest expense	(232,631)	(153,410)
Total other expense	(228,825)	(142,366)
Loss before income taxes	(1,523,368)	(1,404,247)

Provision for income taxes	-	-

Net loss	(1,523,368)	(1,404,247)

Deemed dividend related to warrants down round provision	-	(82,566)
Net loss attributable to common stockholders	$(1,523,368)	$(1,486,813)

Basic net loss per common share	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	133,357,185	130,970,754
Weighted average number of common shares outstanding - diluted	133,357,185	130,970,754

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Changes in Stockholders' Deficit

Years ended December 31, 2020 and 2019

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2018	128,432,478	$128,433	$103,541,291	$(105,881,777)	$(2,212,053)
Issuance of common stock - note conversions	1,149,016	1,149	67,792	-	68,941
Issuance of common stock - warrant exercises	1,925,000	1,925	238,700	-	240,625
Warrants issued with debt	-	-	348,443	-	348,443
Debt discount related to beneficial conversion feature	-	-	348,443	-	348,443
Deemed dividend related to warrant reprice	-	-	82,566	(82,566)	-
Share-based compensation expense	-	-	269,740	-	269,740
Net loss	-	-	-	(1,404,247)	(1,404,247)
Balance, December 31, 2019	131,506,494	131,507	104,896,975	(107,368,590)	(2,340,108)
Issuance of common stock - warrant exercises	1,935,294	1,935	239,976	-	241,911
Warrants issued with debt	-	-	176,573	-	176,573
Debt discount related to beneficial conversion feature	-	-	289,045	-	289,045
Share-based compensation expense	-	-	332,003	-	332,003
Net loss	-	-	-	(1,523,368)	(1,523,368)
Balance, December 31, 2020	133,441,788	$133,442	$105,934,572	$(108,891,958)	$(2,823,944)

The accompanying notes are an integral part of these financial statements.

 RegeneRx Biopharmaceuticals, Inc.

 Statements of Cash Flows

	Years ended December 31,
	2020	2019
Operating activities:
Net loss	$(1,523,368)	$(1,404,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1,418
Non-cash share-based compensation	332,003	269,740
Non-cash interest expense	162,179	105,202
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,270)	(5,030)
Accounts payable	(4,358)	(48,755)
Accrued expenses	113,837	23,496
Operating lease liability	(2,191)	(3,032)
Unearned revenue	(76,761)	(76,762)
Net cash used in operating activities	(1,006,929)	(1,137,970)

Financing activities:
Proceeds from promissory note	55,400	-
Proceeds from the sale of convertible notes	500,000	1,300,000
Debt issuance costs	(2,400)	-
Proceeds from the exercise of stock warrants	241,911	240,625
Net cash provided by financing activities	794,911	1,540,625

Net (decrease) increase in cash and cash equivalents	(212,018)	402,655

Cash and cash equivalents at beginning of year	639,916	237,261
Cash and cash equivalents at end of year	$427,898	$639,916

Supplemental Disclosure of Non-Cash Operating and Financing Activities

Conversion of promissory notes to common stock	$-	$55,000

Conversion of accrued interest to common stock	$-	$13,941

Establishment of right-of-use asset	$81,980	$59,822

Establishment of operating lease liability	$81,980	$65,415

Issuance of warrants in conjunction with issuance of convertible notes	$176,573	$348,443

Beneficial conversion feature on issuance of convertible notes	$289,045	$348,443

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2020

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

Since inception, and through December 31, 2020, we have an accumulated deficit of $109 million and we had cash and cash equivalents of $427,898 as of December 31, 2020. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. In October 2020, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2020 Notes”). The sale of the 2020 Notes resulted in gross proceeds to the Company of $500,000. The 2020 Notes contain a $0.36 conversion price and the purchasers also received a warrant exercisable at $0.45 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible (the “2020 Warrants”). In February 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2019 Notes”). The sale of the 2019 Notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. The 2019 Notes contain a $0.12 conversion price and the purchasers also received a warrant exercisable at $0.18 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible (the “2019 Warrants”). In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by Sabby Management as well as $125,000 for April 2019 warrant exercises. In January 2020, Sabby exercised their remaining warrants and the Company received proceeds of $241,911. At present, with the receipt of the proceeds the 2020 Notes, we will have sufficient cash to fund planned operations into the second quarter of 2021.

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

Property and Equipment. Property and equipment consist of office furniture and equipment and is stated at cost and depreciated over the estimated useful lives of the assets (generally two to five years) using the straight-line method. Expenditures for maintenance and repairs which do not significantly prolong the useful lives of the assets are charged to expense as incurred. All property and equipment is fully depreciated at December 31, 2020. Depreciation expense was $0 and $1,418 for the years ended December 31, 2020 and 2019, respectively.

Impairment of Long-lived Assets. When we record long-lived assets, our policy is to regularly perform reviews to determine if and when the carrying value of our long-lived assets becomes impaired. During the years ended December 31, 2020 and 2019, no impairment losses were recorded.

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

Contract assets are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied. There were no contract assets as of December 31, 2020 and 2019.

Contract liabilities result from arrangements where we have received payment in advance of performance under the contract. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.

We have the following amounts recorded for contract liabilities:

	December 31
	2020	2019
Unearned revenue	$2,101,325	$2,178,086

The contract liabilities amount disclosed above are primarily related to revenue being recognized on a straight-line basis over periods ranging from 23 to 30 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligations and represents the Company’s best estimate of the period of the obligation.

Revenue recognized from contract liabilities during the years ended December 31, 2020 and 2019, totaled $76,761 and $76,762, respectively. Revenue is expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied.

Variable Interest Entities. On January 28, 2015, the Company entered into a Joint Venture Agreement with GtreeBNT, a shareholder in the Company. The Joint Venture Agreement provides for the operation of the joint venture, jointly owned by the Company and GtreeBNT, which is commercializing RGN-259 for the treatment of dry eye and neurotrophic keratitis in the U.S. and Canada. The Company has determined that the Joint Venture is a “variable interest entity” since the total equity investment at risk is not sufficient to permit the Joint Venture to finance its activities without additional subordinated financial support. Further, because of GtreeBNT’s majority equity stake in the Joint Venture, voting control, control of the board of directors, and substantive management rights, and given that the Company does not have the power to direct the Joint Venture’s activities that most significantly impact its economic performance, the Company determined that it is not the primary beneficiary of the Joint Venture and therefore is not required to consolidate the Joint Venture. The Company reports its equity stake in the Joint Venture using the equity method of accounting because, while it does not control the Joint Venture, the Company can exert significant influence over the Joint Venture’s activities by virtue of its board representation.

Because the Company is not obligated to fund the Joint Venture and has not provided any financial support and has no commitment to provide financial support in the future to the Joint Venture, the carrying value of its investment in the Joint Venture is zero at both Decembers 31, 2020 and 2019. As a result, the Company is not recognizing its share (38.5%) of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point the Company will reduce its share of the Joint Venture’s net income by its share of previously suspended net losses. As of December 31, 2020, because it has not provided any financial support, the Company has no financial exposure as a result of its variable interest in the Joint Venture.

Research and Development. R&D expenditures are expensed as incurred and are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these expenses could exceed our expectations, possibly materially. We are uncertain as to what we will incur in future research and development costs for our clinical studies, as these amounts are subject to management's continuing assessment of the economics of each individual research and development project and the internal competition for project funding.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. We recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2020 and 2019.

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

Net Loss Per Common Share. Basic net loss per common share for 2020 and 2019 is based on the weighted average number of shares of common stock outstanding during the years. Diluted loss per share is based on the weighted average number of shares of common stock outstanding during each year in which a loss is incurred; potentially dilutive shares are excluded because the effect is antidilutive. In years where there is net income, diluted income per share is based on the weighted average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the year. The potentially dilutive securities include 33,705,854 shares and 31,075,178 shares in 2020 and 2019, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants.

Share-Based Compensation. We measure share-based compensation expense based on the grant date fair value of the awards which is then recognized over the period which service is required to be provided. We estimate the grant date fair value using the Black-Scholes option-pricing model (“Black-Scholes”). We recognized $332,003 and $269,740 in share-based compensation expense for the years ended December 31, 2020 and 2019, respectively.

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

Upon adoption of the new guidance on January 1, 2019, we recorded a ROU asset of approximately $60,000 (net of existing deferred rent liability) and recognized a lease liability of approximately $65,000, with no resulting cumulative effect adjustment to accumulated deficit. In June 2020, we renewed our office lease for two years and we recorded a ROU asset of approximately $82,000 and recognized a lease liability of approximately $82,000.

Accounting Standard Not Yet Adopted. In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. The new guidance removes certain exceptions to the general principles for income taxes and also improves consistent application of accounting by clarifying or amending existing guidance. The new standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those years. We are currently evaluating the impact that the new guidance will have on our financial statements. The Company has evaluated all other issued and unadopted ASUs and believes the adoption of these standards will not have a material impact on its results of operations, financial position or cash flows.

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

As of December 31, 2020, and 2019, our only qualifying assets that required measurement under the foregoing fair value hierarchy were funds held in our Company bank accounts included in cash and cash equivalents valued at $427,898 and $639,916, respectively, using Level 1 inputs.

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

In 2012, we entered into a license agreement (the “Agreement”) with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Under the Agreement, we are eligible to receive milestone payments and royalties, ranging from low double digit to high single digit percentages of any commercial sales of the licensed products. Lee’s will pay for all developmental costs associated with each product candidate. We will provide Tß4 to Lee’s at no charge for a Phase 2 ophthalmic clinical trial and will provide Tß4 to Lee’s for all other developmental and clinical work at a price equal to our cost. We will also have the right to exclusively license any improvements made by Lee’s to RegeneRx’s products outside of the licensed territory. Lee’s paid us $200,000 upon signing of a term sheet in March 2012, and Lee’s paid us an additional $200,000 upon signing of the definitive license agreement. The Company is accounting for the license agreement as a revenue arrangement. Since participation in the joint development committee is required it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company evaluated the promised goods and services under the agreement and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize Tß4 in any pharmaceutical form and participation in the joint development committee. To date, management has not been able to reasonably measure the outcome of the performance obligation, but still expects to recover the costs incurred in satisfying the performance obligation. Accordingly, the Company has deferred all revenue until such time that it can reasonably measure the outcome of the performance obligation or until the performance obligation becomes onerous. As of December 31, 2020 and 2019, we have unearned revenue totaling $400,000 pursuant to this Agreement. Revenue will be recognized for future royalty payments as they are earned. In February 2019, the license agreement was amended and assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. There are no economic changes to the Agreement.

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

Under the license agreement for RGN-137, our topical dermal gel product candidate, GtreeBNT will have the exclusive right to develop and commercialize RGN-137 in the U.S. (the “137 Territory”). Under the 137 agreement we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double digit percentage of any commercial sales of the Company’s licensed product sold by GtreeBNT in the 137 Territory. In August 2017, we amended the license agreement for RGN-137 held by GtreeBNT. Under the amendment, the 137 Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. Under the agreement, the Company received a series of non-refundable payments and is entitled to receive royalties on the future sales of products. The Company is accounting for the license agreement as a revenue arrangement. Since participation in the joint development committee is required, it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company evaluated the promised goods and services under the agreement and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize RGN-137 and participation in the joint development committee. Revenue is being recognized on a straight-line basis over a period of 23 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation. As of December 31, 2020 and 2019, we have unearned revenue totaling $684,058 and $718,840, respectively, pursuant to this agreement. Revenue will be recognized for future royalty payments as they are earned.

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

GtreeBNT is solely responsible for funding all the product development and commercialization efforts of the Joint Venture. GtreeBNT made an initial contribution of $3 million in cash and received an initial equity stake of 51%. RegeneRx’s ownership interest in ReGenTree was reduced to 38.5% when the Clinical Study Report was filed for the Phase 2/3 dry eye clinical trial. Based on when, and if, certain additional development milestones are achieved in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 38.5% and 25%, with 25% being the final equity ownership upon approval of a BLA for DES in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event ReGenTree is acquired or there is a change of control that occurs following achievement of a BLA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties. The Company is not required or otherwise obligated to provide financial support to the Joint Venture.

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

Under the license agreement, the Company received $1.0 million in up-front payments and is entitled to receive royalties on the Joint Venture’s future sales of products. On April 6, 2016, we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment the territorial rights were expanded to include Canada. The Company is accounting for the license agreement with the Joint Venture as a revenue arrangement. Since participation in the joint development committee is required, it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company evaluated the promised goods and services under the license agreements and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize RGN-259 and participation in the joint development committee. Revenue is being recognized on a straight-line basis over a period of 30 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation. As of December 31, 2020 and 2019, we have unearned revenue totaling $1,017,267 and $1,059,246, respectively, pursuant to this agreement. Revenue will be recognized for future royalty payments as they are earned.

5.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets are comprised of the following:

	December 31,
	2020	2019
Prepaid insurance	$39,196	$27,453
Other	10,713	14,186
	$49,909	$41,639

Accrued expenses are comprised of the following:

	December 31,
	2020	2019
Accrued professional fees	$12,394	$8,479
Accrued other	48,735	23,000
Accrued compensation	29,300	15,565
Accrued interest - convertible debt	118,428	47,976
	$208,857	$95,020

6.	EMPLOYEE BENEFIT PLANS

In 2020 and 2019, the Company provided health and dental insurance to an employee under a group plan. No retirement plan was in place for 2020 or 2019.

7.	CONVERTIBLE NOTES

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

The Company evaluated the terms of the January 2014 Notes which contain a down round provision under which the conversion price could be decreased as a result of future equity offerings, as defined in the January 2014 Notes.  The adjustment would reduce the conversion price of the January 2014 Notes to be equivalent to that of the newly issued stock or stock-related instruments.  As a result, the Company concluded that the conversion feature represented an embedded conversion feature for accounting purposes and should be recognized as a derivative liability, requiring a mark-to-market adjustment at the end of each reporting period until the related January 2014 Notes were settled. The bifurcated liability of $55,000 was recorded on the date of issuance which resulted in a residual debt value of $0. The discount related to the embedded feature is being accreted back to debt through the maturity of the notes. The January 2014 Notes matured, and the holders elected to convert the note balances of $55,000 and accrued interest of approximately $14,000 into common stock in January 2019.

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

Essetifin S.p.A., our largest stockholder. The other listed investors are members of our Board of Directors including Mr. Finkelstein, who serves as our CEO, and Dr. Goldstein who serves as our Chief Scientific Advisor and Chairman of our Board of Directors.

2020 Convertible Notes

In October 2020, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder. The sale of the notes resulted in gross proceeds to the Company of $500,000 (the “2020 Notes”). The 2020 Notes will mature on October 15, 2025. The 2020 Notes bear interest at a rate of five percent (5%) per annum and are convertible into shares of our common stock at a conversion price of thirty-six cents ($0.36) per share (subject to adjustment as described in the 2020 Notes) at any time prior to repayment, at the election of the investors. In the aggregate, the 2020 Notes are convertible into up to 1,391,982 shares of our common stock excluding interest.

At any time prior to maturity of the 2020 Notes, with the consent of the holders of a majority in interest of the 2020 Notes, we can prepay the outstanding principal amount of the 2020 Notes plus unpaid accrued interest without penalty. The outstanding principal and all accrued interest on the 2020 Notes will accelerate and automatically become immediately due and payable upon the occurrence of certain events of default.

In connection with the issuance of the 2020 Notes we also issued warrants to each investor. The warrants are exercisable for an aggregate of 1,043,988 shares of common stock with an exercise price of forty-five cents ($0.45) per share for a period of five years (the “2020 Warrants”). The relative fair value of the 2020 Warrants issued was $176,573 calculated using the Black-Scholes-Merton valuation model value of $0.26 with an expected and contractual life of five years, an assumed volatility of 74.6%, and a risk-free interest rate of 0.32%. The 2020 Warrants are classified in equity.

The Company allocated $176,573 of the gross proceeds to the warrants, on a relative fair value basis. In addition, because the effective conversion price of the 2020 Notes was less than the fair value of the underlying common stock on the issuance date, we allocated $289,045, the intrinsic value of that feature to additional paid-in capital. The debt discount created by the 2020 Warrants and beneficial conversion feature is amortized over the term of the 2020 Notes as additional interest expense using the effective interest method.

The affiliated investors and the principal amount of their respective 2020 Notes purchase are as set forth below:

Investor	Note Principal
Essetifin S.p.A.	$400,000
J.J. Finkelstein	$10,000
Mauro Bove	$10,000
Allan L. Goldstein	$5,000

The Company recorded interest expense and discount accretion as set forth below:

	For the years ended
	December 31, 2020	December 31, 2019
January 2014 Notes	$-	$479
2019 Notes	207,610	152,931
2020 Notes	25,021	-
Total interest expense	$232,631	$153,410

8.	STOCKHOLDERS’ EQUITY

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

Subsequent to the reduction of the exercise price of the March Warrants to $0.125 in 2019, Sabby exercised warrants for 925,000 shares of common stock and the Company received exercise proceeds of $115,625. Sabby exercised additional warrants on April 23, 2019 for 1,000,000 shares of common stock and the Company received exercise proceeds of $125,000. Sabby exercised their remaining warrants on January 17, 2020 for 1,935,294 shares of common stock and the Company received exercise proceeds of $241,911.

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

Share-Based Compensation. We recognized $332,003 and $269,740 in stock-based compensation expense for the years ended December 31, 2020 and 2019, respectively. We expect to recognize the compensation cost related to non-vested options as of December 31, 2020 of $423,000 over the weighted average remaining recognition period of 1.27 years.

Stock Option and Incentive Plans. On June 13, 2018, at our Annual Meeting of Stockholders, our stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The terms of the 2018 Plan provide for the discretionary grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, other stock awards and performance cash awards to our employees, directors and consultants. The total number of shares of our common stock reserved for issuance under the 2018 Plan was initially 5,000,000 shares of common stock with additional shares being available for grant under the plan annually in an amount equal to 2% of the then outstanding shares of common stock on July 1 of each calendar year. Pursuant to this plan provision, on July 1, 2020, 2,668,836 additional shares of common stock became available for grant under the 2018 Plan. On July 1, 2019, 2,630,130 additional shares of common stock became available for grant under the 2018 Plan.

We have previously adopted two equity incentive plans, known as the 2000 Equity Incentive Plan, or the 2000 Plan, and the 2010 Equity Incentive Plan, or the 2010 Plan. Both the 2000 Plan and the 2010 Plan have a term of ten years, with the 2000 Plan already expired and the 2010 Plan expired in July 2020. No further awards may be granted under the 2010 Plan with the approval of the 2018 Plan. All outstanding option awards granted under the 2010 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such option awards and the terms of the 2010 Plan. Shares remaining available for issuance under the shares reserved under the 2010 Plan will not be subject to future awards under the 2018 Plan, and shares subject to outstanding awards under the 2010 Plan that are terminated or forfeited in the future will not be subject to future awards under the 2018 Plan. All outstanding option awards granted under the 2000 Plan have expired.

The following summarizes share-based compensation expense for the years ended December 31, 2020 and 2019, which was allocated as follows:

	December 31,
	2020	2019
Research and development	$-	$63,207
General and administrative	332,003	206,533
	$332,003	$269,740

The following summarizes stock option activity for the years ended December 31, 2020 and 2019:

		Options Outstanding
	Shares available for grants	Number of shares	Exercise price range	Weighted average exercise price
December 31, 2018	4,123,142	9,044,825	$0.14 - 0.64	$0.28
2018 Plan additions	2,630,130	-	-	-
Grants	(2,415,000)	2,415,000	0.21	0.21
Expirations	-	(1,638,575)	0.14 - 0.57	0.21
2010 Plan Expiration	(728,142)	-	-	-
December 31, 2019	3,610,130	9,821,250	0.16 - 0.64	0.28
2018 Plan additions	2,668,836	-	-	-
Grants	(2,130,000)	2,130,000	0.30	0.30
Expirations	-	-	-	-
December 31, 2020	4,148,966	11,951,250	$0.16 - 0.64	$0.28

Vested and expected to vest at December 31, 2020		11,811,875

Exercisable at December 31, 2020		8,745,500

The following summarizes information about stock options outstanding at December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding, December 31, 2019	9,821,250	$0.28
Granted	2,130,000	$0.30
Exercised	-	$-
Forfeited	-	$-
Options Outstanding, December 31, 2020	11,951,250	$0.28	5.4 years	$2,189,575
Vested and unvested but expected to vest, December 31, 2020	11,811,875	$0.28	5.4 years	$2,164,040
Exercisable at December 31, 2020	8,745,500	$0.29	4.1 years	$1,563,850

Determining the Fair Value of Options. We use the Black-Scholes valuation model to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price and volatility of our common stock. We used the following forward-looking range of assumptions to value each stock option granted to employees, directors and consultants during the years ended December 31, 2020 and 2019:

	2020	2019
Dividend yield	0.0%	0.0%
Risk-free rate of return	0.33%	2.15%
Expected life in years	5.88	5.88
Volatility	74.57%	93.59%
Forfeiture rate	2.6%	2.6%

Our dividend yield assumption is based on the fact that we have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. Our risk-free interest rate assumption is based on yields of U.S. Treasury notes in effect at the date of grant. Our expected life represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the Securities and Exchange Commission (“SEC”) guidance provided in the SEC’s Staff Accounting Bulletin (“SAB”) 107 and SAB 110, using a “simplified” method. The Company has used the simplified method and will continue to use the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. Our volatility assumption is based on reviews of the historical volatility of our common stock. Using Black-Scholes and these factors, the weighted average fair value of stock options granted to employees and directors was $0.19 and $0.16 for the years ended December 31, 2020 and 2019, respectively. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our deferred income tax valuation allowance which fully reserves against our deferred tax assets.

The following table summarizes our warrant activity for 2020 and 2019:

	Warrants Outstanding
	Number of shares	Exercise price range	Weighted average exercise price
December 31, 2018	4,220,594	$0.23 - 0.37	$0.24
Issuances	8,125,000	0.18	0.18
Exercises	(1,925,000)	0.125	0.125
December 31, 2019	10,420,594	0.23 - 0.37	0.24
Issuances	1,043,988	0.45	0.45
Exercises	(1,935,294)	0.125	0.125
December 31, 2020	9,529,288	$0.125 - 0.45	$0.21

9.	INCOME TAXES

The Company’s provision for income taxes consists of the following for the years ended December 31, 2020 and 2019:

	2020	2019
Current income tax provision (benefit):
Federal	$-	$-
State	-	-
Foreign	-	-
Total	-	-

Deferred income tax provision (benefit):
Federal	(271,000)	(162,000)
State	(84,000)	(51,000)
Foreign	-	-
Total	(355,000)	(213,000)

Change in valuation allowance	355,000	213,000
Total provision (benefit) for income taxes	$-	$-

Significant components of the Company’s deferred tax assets at December 31, 2020 and 2019 and related valuation allowances are presented below:

	Year ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$14,048,000	$13,721,000
Research and experimentation credit carryforwards	2,268,000	2,268,000
Charitable contribution carryforwards	4,000	6,000
Accrued expenses, deferred revenue and other	523,000	591,000
Share-based compensation	824,000	774,000
	17,667,000	17,360,000

Less - valuation allowance	(17,667,000)	(17,360,000)
Net deferred tax assets	$-	$-

At December 31, 2020, we had net operating loss carryforwards for Federal income tax purposes of approximately $51.1 million and research and research and experimental tax credit carryforwards of approximately $2.3 million, which are available to offset future federal income. Approximately $47.9 million of the net operating loss carryforwards, generated prior to 2018, expires in increments through 2037, while carryforwards generated in 2018 or later do not expire.

Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change. During 2009, the Company completed a preliminary study to compute any limits on the net operating losses and credit carryforwards for purposes of Section 382. It was determined that the Company experienced a cumulative change in ownership, as defined by the regulations, in 2002. This change in ownership triggers an annual limitation on the Company’s ability to utilize certain U.S. federal and state net operating loss carryforwards and research tax credit carryforwards, resulting in the potential loss of approximately $9.8 million of net operating loss carryforwards and $0.2 million in research credit carryforwards. The Company has reduced the deferred tax assets associated with these carryforwards in its balance sheets. The Company believes that the future use of net operating loss-es and tax credits presented above may be further reduced as a result of additional ownership changes subsequent to 2009.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate for the years ended December 31, 2020 and 2019, due to the following:

	2020	2019
US Federal statutory rate	21.00%	21.00%
State income tax, net of Federal benefit	6.52%	6.52%
Share-based compensation	-2.76%	-3.10%
Permanent differences and other	-1.46%	-9.26%
Change in valuation allowance	-23.30%	-15.16%
	0.00%	0.00%

As discussed in Note 2, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. At December 31, 2020 and 2019, we had no gross unrecognized tax benefits. We do not expect any significant changes in unrecognized tax benefits over the next 12 months. In addition, we did not recognize any interest or penalties related to uncertain tax positions at December 31, 2020 and 2019.

The 2007 through 2019 tax years generally remain subject to examination by federal and most state tax authorities. In addition, we would remain open to examination for earlier years if we were to utilize net operating losses or tax credit carryforwards that originated prior to 2012.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act provides numerous tax provisions and stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company has evaluated the provisions of the CARES Act relating to income taxes which will result in adjustments to certain deferred tax assets and liabilities. Due to the Company’s U.S. valuation allowance, the Company noted the provisions of the CARES Act did not have a material impact on its financial statements.

10.	LEASES

In June 2020, we amended our office lease agreement, and the term has been extended through July 2022. During the extended term, our rental payments will be approximately $4,200 per month. We had previously amended the office lease to extend through July 2020. Our facility lease is our only existing lease as of December 31, 2020 and is classified as an operating lease. The discount rate used in the calculation of our lease liability is approximately 20%, which is based on our estimate of the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

The following table summarizes the Company’s recognition of its operating lease as of December 31, 2020:

December 31, 2020
Assets
Operating lease right-of-use asset	$68,229
Total lease assets	$68,229

Liabilities
Current
Current portion of operating lease liability	$40,790
Non-current
Operating lease liability	27,809
Total lease liabilities	$68,599

Rent expense, consisting of minimum operating lease payments and variable lease payments for pass through items such as common area maintenance and real estate taxes for the years ended December 31, 2020 and 2019 is recorded as general and administrative expense and consisted of the following:

	2020	2019
Operating lease cost	$50,060	$48,101
Variable lease costs	895	4,381

Total lease costs	$50,955	$52,482

A maturity analysis of our operating lease minimum lease payments follows:

2021	$50,904
2022	29,694
Total	80,598

Discount factor	(11,999)
Total lease liability	$68,599

11.	PROMISSORY NOTE

On April 24, 2020, the Company entered into a Promissory Note (the “Loan”) with PNC Bank (the “Bank”) pursuant to the Paycheck Protection Program (the “PPP”) of the CARES Act administered by the U.S. Small Business Administration. The principal amount of the Loan is $55,400.

In accordance with the requirements of the CARES Act, the Company used the proceeds from the Loan in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on the Loan at the rate of 1.00% per annum. The Company may apply for forgiveness of amount due under the Loan, in an amount equal to the sum of qualified expenses under the PPP, which include payroll costs, rent obligations, and covered utility payments incurred during the forgiveness period following disbursement of the Loan.

Subject to any forgiveness under the PPP, the Loan matures two years following the date of issuance of the Loan and includes a period for the first six months during which time required payments of interest and principal are deferred. In June 2020, the Flexibility Act which amended the CARES Act was signed into law. The Flexibility Act provides that if a borrower does not apply for forgiveness of a loan within 10 months after the last day of the measurement period (“covered period”), the PPP loan is no longer deferred, and the borrower must begin paying principal and interest. In addition, the Flexibility Act extended the length of the covered period from eight weeks to 24 weeks from receipt of proceeds, while allowing borrowers that received PPP loans before June 5, 2020 to determine, at their sole discretion, a covered period of either eight weeks or 24 weeks.

No interest or principal will be due during the deferral period, although interest will continue to accrue over this period. After the deferral period and after taking into account any loan forgiveness applicable to the Note, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining term of the Note. The Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Loan provides for customary events of default, including, among others, those relating to breaches of their obligations under the Loan, including a failure to make payments, any bankruptcy or similar proceedings involving the Company, and certain material effects on the Company’s ability to repay the Loan. The Company did not provide any collateral or guarantees for the Loan.

12.	COMMITMENTS

Employment Continuity Agreements. We have entered into employment contracts with our executive officers which provide for severance if the executive is dismissed without cause or under certain circumstances after a change of control in our ownership. At December 31, 2020, these obligations, if triggered, could amount to a maximum of approximately $170,000.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment of Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to Quarterly Report on Form 10-Q (File No. 001-15070) for the quarter ended June 30, 2006 (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.1^	Amended and Restated 2000 Stock Option and Incentive Plan, as amended	Annex A to the Company’s Proxy Statement on Schedule 14A (File No. 001-15070) (filed May 9, 2008)

10.2^	2010 Equity Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.3	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.4	Patent License Agreement — Exclusive, dated January 24, 2001, between the Company and the U.S. Public Health Service	Exhibit B to Exhibit 10.1 to Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-15070) (filed January 16, 2013)

10.5	Thymosin Beta 4 License and Supply Agreement, dated January 21, 2004, between the Company and Defiante Farmaceutica S.A.	Exhibit 10.10 to Registration Statement on Form SB-2 (File No. 333-113417) (filed March 9, 2004)**

10.6	Lease, by and between the Company and The Realty Associates Fund V, L.P., dated December 10, 2009	Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15070) (filed March 31, 2010)

10.7	Form of Warrant to Purchase Common Stock dated April 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 16, 2009)

10.8	Form of Common Stock Purchase Warrant, dated October 5, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 30, 2009)

10.9	Form of Warrant, dated October 15, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 5, 2009)

10.10	Representative’s Warrant to Purchase Common Stock, dated May 21, 2010	Exhibit 4.3 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

10.11	Registration Rights Agreement, dated January 4, 2011	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.12	Warrant to Purchase Common Stock, dated January 7, 2011, issued to Lincoln Park Capital	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.13	Form of Warrant to Purchase Common Stock, dated January 7, 2011, issued to the Sigma-Tau Purchasers	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.14^	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Exhibit 10.8 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.15^	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Exhibit 10.12 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.16	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.17	Form of Warrant	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.18	Convertible Note and Warrant Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.19	License Agreement with Lee’s Pharmaceutical (HK) Limited	Exhibit 10.1 to Amendment No. 1 to Form 10-Q (File No. 001-15070) for the quarter ended September 30, 2012 (filed January 16, 2013)**

10.20	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.21	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.22	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.23	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.24^	Letter Agreement between the Company and J.J. Finkelstein, dated July 5, 2013	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.25^	Letter Agreement between the Company and Allan L. Goldstein, dated July 5, 2013	Exhibit 10.4 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.26	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.27	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.28	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.29	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.30^	Letter Agreement between the Company and J.J. Finkelstein, dated January 7, 2014	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.31	Letter Agreement between the Company and Allan L. Goldstein, dated January 7, 2014	Exhibit 10.3 to Quarterly Report on Form10-Q (File No. 001-15070) (filed January 9, 2014)

10.32	Securities Purchase Agreement	Exhibit 10.5 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)

10.33	License Agreement RGN-259 dated March 7, 2014 with GtreeBNT (formerly Digital Aria)	Exhibit 10.6 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)**

10.34	License Agreement RGN-137 dated March 7, 2014 with GtreeBNT (formerly Digital Aria)	Exhibit 10.7 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)**

10.35^	Executive Employment Agreement between the Company and J.J. Finkelstein dated April 16, 2014	Exhibit 10.1 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.36^	Executive Employment Agreement between the Company and Allan L. Goldstein dated April 16, 2014	Exhibit 10.2 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.37^	Executive Employment Agreement between the Company and Dane Saglio dated April 16, 2014	Exhibit 10.3 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.38	Form of First Amendment to Promissory Note dated October 3, 2014	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 9, 2014)

10.39	Joint Venture Agreement between the Company and GtreeBNT Co., Ltd. dated January 28, 2015	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2015)

10.40	License Agreement between the Company and ReGenTree, LLC dated January 28, 2015	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2015)

10.41	2014 Amendment to Lease Agreement	Exhibit 10.41 to Annual Report on Form 10-K (File No. 001-15070) (filed April 11, 2016)

10.42	Securities Purchase Agreement between the Company and Purchasers identified therein dated June 27, 2016.	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 1, 2016).

10.43	Registration Rights Agreement between the Company and Purchasers identified therein dated June 27, 2016.	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 1, 2016).

10.44	Amendment No. 2 to the RGN-259 License Agreement between the Company and ReGenTree, LLC dated April 28, 2016.	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed August 22, 2016)

10.45	Amendment No. 2. to Joint Venture Agreement between the Company and GtreeBNT Co., Ltd. dated May 11, 2016.	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed August 22, 2016)

10.46	Amendment No 2. Dated as of August 28, 2017, REN-137 License Agreement between the Company and GTreeBNT Co., LTD, dated March 7, 2014	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 14, 2017)**

10.47	Warrant Reprice Agreement between the Company and the Purchasers identified therein dated March 2, 2018	Exhibit 10.47 to Annual Report (File No. 001-15070) (filed March 29, 2018)

10.48	Form of Common Stock Warrant	Exhibit 10.48 to Annual Report (File No. 001-15070) (filed March 29, 2018)

10.49	2018 Equity Incentive Plan dated June 13, 2018	Exhibit 10.49 to Annual Report on Form 10-K (File No. 001-15070) (filed March 29, 2019)

10.50	Form of Convertible Note Purchase Agreement February 2019	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2019)

10.51	Form of Convertible Promissory Note February 2019	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2019)

10.52	Form of Stock Warrant February 2019	Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2019)

10.53	Amendment N. 1 to License Agreement dated February 25, 2019 between the Company and Lee’s Pharmaceutical (HK) Limited	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 14, 2019)

10.54	Amendment No. 1 to RGN-259 License (PAN ASIA) dated September 17, 2019 between Company and GtreeBNT Co., Ltd.	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 14, 2019)

10.55	Form of Convertible Note Purchase Agreement October 2020	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 13, 2020)

10.56	Form of Convertible Promissory Note October 2020	Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 13, 2020)

10.57	Form of Common Stock Warrant October 2020	Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 13, 2020)

23.1	Consent of CohnReznick LLP	Filed herewith

24.1	Powers of Attorney	Included on signature page

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith***

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2020 and 2019; (ii) Statements of Operations for the years ended December 31, 2020 and 2019; (iii) Statements of Changes in Stockholders’ Deficit; (iv) Statements of Cash Flows for the years ended December 31, 2020 and 2019; and (v) Notes to Financial Statements.	Filed herewith

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.

**	The registrant has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Securities and Exchange Commission.

***	This certification is being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

^	Compensatory plan, contract or arrangement.