Form 10-Q
period 2021-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2021-05-14
CIK 707511

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

133,546,788 shares of common stock, par value $0.001 per share, were outstanding as of May 7, 2021

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2021

Part I – Financial Information

Item 1. Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.
Condensed Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)	(See Note 1)
ASSETS
Current assets
Cash and cash equivalents	$207,614	$427,898
Prepaid expenses and other current assets	43,241	49,909
Total current assets	250,855	477,807
Operating lease right-of-use asset	58,836	68,229
Other assets	5,752	5,752
Total assets	$315,443	$551,788

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$59,741	$39,320
Unearned revenue	76,761	76,761
Accrued expenses	218,527	208,857
Promissory note	33,856	33,856
Current portion of operating lease liability	42,863	40,790
Total current liabilities	431,748	399,584

Long-term liabilities
Unearned revenue	2,005,373	2,024,564
Promissory note	21,544	21,544
Operating lease liability	16,284	27,809
Convertible promisory notes, net	960,336	902,231
Total liabilities	3,435,285	3,375,732

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 133,546,788 and 133,441,778 issued and outstanding	133,547	133,442
Additional paid-in capital	106,018,261	105,934,572
Accumulated deficit	(109,271,650)	(108,891,958)
Total stockholders' deficit	(3,119,842)	(2,823,944)
Total liabilities and stockholders' deficit	$315,443	$551,788

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.
Condensed Statements of Operations

	For the three months ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Revenues	$19,191	$19,190

Operating expenses
Research and development	488	475
General and administrative	318,119	356,864
Total operating expenses	318,607	357,339
Loss from operations	(299,416)	(338,149)

Other income (expense)
Interest income	20	3,034
Interest expense	(80,296)	(51,619)
Total other expense	(80,276)	(48,585)
Loss before taxes	(379,692)	(386,734)

Provision for income taxes	-	-

Net loss	(379,692)	(386,734)

Basic net loss per common share	$(0.00)	$(0.00)
Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	133,518,788	133,101,517
Weighted average number of common shares outstanding - diluted	133,518,788	133,101,517

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.
Condensed Statements of Changes in Stockholders' Deficit
(unaudited)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2020	133,441,788	$133,442	$105,934,572	$(108,891,958)	$(2,823,944)
Issuance of common stock - option exercises	105,000	105	21,945	-	22,050
Stock-based compensation expense	-	-	61,744	-	61,744
Net loss	-	-	-	(379,692)	(379,692)
Balance, March 31, 2021	133,546,788	$133,547	$106,018,261	$(109,271,650)	$(3,119,842)

Balance, December 31, 2019	131,506,494	$131,507	$104,896,975	$(107,368,590)	$(2,340,108)
Issuance of common stock - warrant exercises	1,935,294	1,935	239,976	-	241,911
Stock-based compensation expense	-	-	49,839	-	49,839
Net loss	-	-	-	(386,734)	(386,734)
Balance, March 31, 2020	133,441,788	$133,442	$105,186,790	$(107,755,324)	$(2,435,092)

The accompanying notes are an integral part of these condensed financial statements.

 RegeneRx Biopharmaceuticals, Inc.

 Condensed Statements of Cash Flows

	For the Three months ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(379,692)	$(386,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation	61,744	49,839
Non-cash interest expense	58,105	51,619
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,668	5,625
Accounts payable	20,421	31,041
Accrued expenses	9,670	1,780
Operating lease liability	(59)	(1,029)
Unearned revenue	(19,191)	(19,190)
Net cash used in operating activities	(242,334)	(267,049)

Financing activities:
Proceeds from the exercise of stock options	22,050	-
Proceeds from the exercise of stock warrants	-	241,911
Net cash provided by financing activities	22,050	241,911

Net decrease in cash and cash equivalents	(220,284)	(25,138)

Cash and cash equivalents at beginning of period	427,898	639,916
Cash and cash equivalents at end of period	$207,614	$614,778

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three months ended March 31, 2020 and 2019 (Unaudited)

1.       Organization, Business Overview and Basis of Presentation

Organization and Nature of Operations.

RegeneRx Biopharmaceuticals, Inc. (“RegeneRx”, the “Company”, “We”, “Us”, “Our”), a Delaware corporation, was incorporated in 1982. We are focused on the discovery and development of novel molecules to accelerate tissue and organ repair. Our operations are confined to one business segment: the development and marketing of product candidates based on Thymosin Beta 4 (“Tß4”), a 43 amino acid peptide.

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

Since inception, and through March 31, 2021, we have an accumulated deficit of $109 million and we had cash and cash equivalents of $207,614 as of March 31, 2021. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. In October 2020, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2020 Notes”). The sale of the 2020 Notes resulted in gross proceeds to the Company of $500,000. The 2020 Notes contain a $0.36 conversion price and the purchasers also received a warrant exercisable at $0.45 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible (the “2020 Warrants”). At present we will have sufficient cash to fund planned operations through the second quarter of 2021.

We will need substantial additional funds in order to significantly advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, mergers, or the sale of our Company or certain of our intellectual property rights.

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

Basis of Presentation.

The accompanying unaudited interim condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Accordingly, they do not include all the information and footnotes required by GAAP. The accounting policies underlying our unaudited interim condensed financial statements are consistent with those underlying our audited annual financial statements, but do not include all disclosures including notes required by GAAP for complete financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited annual financial statements as of and for the year ended December 31, 2020, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”).

The Company’s significant accounting policies are included in “Part IV - Item 15 – Exhibits, Financial Statement Schedules. - Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Company’s Annual Report. There have been no changes to these policies.

The accompanying December 31, 2020 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other future period.

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

Reclassification

For the three months ended March 31, 2020, $11,258 of stock-based compensation expense has been reclassified from research and development to general and administrative in the unaudited Condensed Statements of Operations to conform to the current period presentation.

2.       Net Income (Loss) per Common Share

Basic net income (loss) per common share for the three-month periods ended March 31, 2021 and 2020 is based on the weighted-average number of shares of common stock outstanding during the periods. Diluted loss per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred. Potentially dilutive shares are excluded because the effect is antidilutive. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the reporting period. The potentially dilutive securities include 31,685,854 shares and 29,139,884 shares in 2021 and 2020, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants.

3.       Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) and amortize that cost over the expected term of the grant. We recognized $61,744 and $49,839 in stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively.

We did not issue stock options to employees, consultants and directors during the three months ended March 31, 2021 or 2020.

A summary of the Company’s stock options for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding, December 31, 2020	11,951,250	$0.28
Granted	-	-
Exercised	(105,000)	$0.21
Forfeited	(1,915,000)	$0.21
Options Outstanding, March 31, 2021	9,931,250	$0.30	6.2 years	$193,450
Vested and unvested but expected to vest, March 31, 2021	9,732,625	$0.30	6.2 years	$-
Exercisable at March 31, 2021	6,725,000	$0.32	5.0 years	$129,100

The average expected life was determined using historical data. We expect to recognize the compensation cost related to non-vested options as of March 31, 2021 of $360,998 over the weighted average remaining recognition period of 1.02 years.

4.       Income Taxes

As of March 31, 2021, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2021; no changes in settled tax years have occurred through March 31, 2021. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

Level 3 — Unobservable inputs.

As of March 31, 2021 and December 31, 2020, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in cash and cash equivalents valued at $207,614 and $427,898, respectively, using Level 1 inputs.

6.       Convertible Notes

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

The Company allocated $348,443 of the gross proceeds to the 2019 Warrants, on a relative fair value basis. In addition, because the effective conversion price of the 2019 Notes was less than the fair value of the underlying common stock on the issuance date, we allocated the intrinsic value of that feature to additional paid-in-capital.

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

The affiliated investors and the principal amount of their respective 2020 Notes purchase are as set forth below:

Investor	Note Principal
Essetifin S.p.A.	$400,000
J.J. Finkelstein	$10,000
Mauro Bove	$10,000
Allan L. Goldstein	$5,000

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended
	March 31, 2021	March 31, 2020
2019 Notes	$51,051	$51,619

2020 Notes	29,245	-

Total interest expense	$80,296	$51,619

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

GtreeBNT is solely responsible for funding all the product development and commercialization efforts of the Joint Venture. GtreeBNT made an initial contribution of $3 million in cash and received an initial equity stake of 51%. RegeneRx’s ownership interest in ReGenTree was reduced from 49% to 38.5% when the Clinical Study Report was filed for the Phase 2/3 dry eye clinical trial. Based on when, and if, certain additional development milestones are achieved in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 38.5% and 25%, with 25% being the final equity ownership upon approval of a BLA for DES in the U.S. (Tβ4 is now regulated as a biologic rather than as a new drug entity, see page 19). In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event ReGenTree is acquired or there is a change of control that occurs following achievement of a BLA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties. The Company is not required or otherwise obligated to provide financial support to the Joint Venture.

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

Under the license agreement for RGN-137, our topical dermal gel product candidate, GtreeBNT will have the exclusive right to develop and commercialize RGN-137 in the U.S. (the “137 Territory”). Under the 137 license agreement we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double-digit percentage of any commercial sales of the Company’s licensed product sold by GtreeBNT in the 137 Territory. In August 2017, we amended the 137 license agreement for RGN-137 held by GtreeBNT. Under the amendment, the 137 Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. Under the agreement, the Company received a series of non-refundable payments and is entitled to receive royalties on the future sales of products. The Company is accounting for the license agreement as a revenue arrangement. Since participation in the joint development committee is required it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company assessed the license agreement in accordance with ASC 606. The Company evaluated the promised goods and services under the agreement and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize RGN-137 and participation in the joint development committee. Revenue is being recognized on a straight-line basis over a period of 23 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation.

Lee’s Pharmaceutical.

We are a party to a license agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan (the “License Agreement”). Lee’s previously filed an IND with the Chinese FDA (“CFDA”) to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's subsequently informed us that it received notice from CFDA declining its IND application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not yet been informed of a projected starting date for Phase 2 trials and believe that Lee’s intends to wait until the completion of ARISE-3 before undertaking clinical trials. In February 2019, the License Agreement was amended and assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. On April 28, 2021, Zhaoke Ophthalmology complete an initial public offering, raising over US$300 million for development of its ophthalmic products, including RGN-259 licensed from the Company. There are no economic changes to the License Agreement.

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

9.       Leases

In June 2020, we amended our office lease agreement and the term has been extended through July 2022. During the extended term, our rental payments will be approximately $4,200 per month. We had previously amended the office lease to extend through July 2021. Our facility lease is our only existing lease as of March 31, 2021 and is classified as operating lease.

The discount rate used in the calculation of our lease liability is approximately 20%, which is based on our estimate of the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

The following table summarizes the Company’s recognition of its operating lease:

March 31, 2021
Assets
Operating lease right-of-use asset	$58,836
Total lease assets	$58,836

Liabilities
Current
Current portion of operating lease liability	$46,834
Non-current
Operating lease liability	12,313
Total lease liabilities	$59,147

Rent expense, consisting of minimum operating lease payments and variable lease payments for pass through items such as common area maintenance and real estate taxes for the three months ended March 31, 2021 and 2020 is recorded as general and administrative expense and consisted of the following:

	2021	2020
Operating lease cost	$12,668	$12,296
Variable lease costs	1,022	706

Total lease costs	$13,690	$13,002

A maturity analysis of our operating lease minimum lease payments follows:

2021	$38,178
2022	29,694
Total	67,872

Discount factor	(8,725)
Total lease liability	$59,147

10.       Promissory Note

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

In April 2021, the Company filed the required documents with the Bank related to forgiveness of the Loan.

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

Business Overview

We are a biopharmaceutical company focused on the development of a novel therapeutic peptide, Thymosin beta 4, or Tß4, for tissue and organ protection, repair, and regeneration. We have formulated Tß4 into three distinct product candidates in clinical development:

•	RGN-259, a preservative-free topical eye drop for regeneration of corneal tissues damaged by injury, disease or other pathology;

•	RGN-352, an injectable formulation to treat cardiovascular diseases, central and peripheral nervous system diseases, organ damage associated with Covid-19, and other medical indications that may be treated by systemic administration; and

•	RGN-137, a topical gel for dermal wounds and reduction of scar tissue.

We are continuing strategic partnership discussions with biotechnology and pharmaceutical companies regarding the further clinical development of all of our product candidates.

Current Financial Status

In October 2020, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2020 Notes”). The sale of the 2020 Notes resulted in gross proceeds to the Company of $500,000. The 2020 Notes contain a $0.36 conversion price and the purchasers also received a warrant exercisable at $0.45 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible (the “2020 Warrants”). In January 2020, Sabby exercised their remaining warrants and the Company received proceeds of $241,911. At present, with the receipt of the sale proceeds from the closing on the 2020 Notes in October 2020, we have sufficient cash to fund planned operations through the second quarter of 2021.

Current Clinical Status

In January 2015, we entered into a Joint Venture Agreement with GtreeBNT whereby we created ReGenTree LLC (“ReGenTree” or “Joint Venture”) jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye syndrome and neurotrophic keratitis, an orphan indication in the United States.

To date ReGenTree has sponsored a Phase 2/3 clinical trial (“ARISE-1”) and Phase 3 clinical trials in patients with DES (“ARISE-2”). Last year ReGenTree completed a Phase 3 clinical trial in patients with neurotrophic keratitis (“NK”) (“SEER-1”), and is currently sponsoring a Phase 3 trial (“ARISE-3”) in patients with DES, both in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 trial and in October 2017, we reported the results of the ARISE-2 trial. The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc. pursuant a contract between the parties, demonstrated a number of statistically significant improvements in both signs and symptoms of DES with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. ReGenTree is proceeding with its RGN-259 development plan it discussed with the FDA in April 2018. ReGenTree and Ora, Inc. have entered into a contract for management of ARISE-3 study. The first patient was enrolled in the second quarter of 2019 and the last patient was enrolled in October 2020. Due to the COVID-19 pandemic, the completion of ARISE-3 study was delayed from the original timeline but the patent treatment and follow-up was completed in November as ReGenTree previously reported in clinicaltrials.gov. Topline results from ARISE-3 were reported on March 18, 2021 and further statistical analysis is ongoing.

The NK trial (SEER-1), a smaller study in an orphan population, enrolled a total of 18 patients. On May 14, 2020, the Company reported that the trial was closed and reported the results of SEER-1. Six out of 10 patients in the RGN-259 treated group and 1 out of 8 patients in the placebo treated group achieved complete corneal healing in four weeks. In terms of the primary endpoint, “ratio of corneal wound healed patients after four weeks' administration”, the statistical difference was slightly over 0.05 (p = 0.0656, Fisher's exact test), due to the limited number of patients in each group. When another statistical analysis method was used to analyze the same primary endpoint (Chi square test), there was statistical significance, p = 0.0400. In addition, in a pre-specified secondary endpoint evaluating corneal epithelial healing at day 43 (two weeks post-treatment) and the durability of RGN-259 treatment, we also confirmed a clear statistical difference using the Fisher's exact test, p = 0.0359. Several other efficacy parameters were either highly significant or strongly trending toward statistical significance in the RGN-259 group indicating the depth of patient response to RGN-259.

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

In February 2019, ReGenTree initiated the 700-patient ARISE-3 trial in patients with dry eye syndrome to confirm the results observed in ARISE-2. The first patient was enrolled in the second quarter of 2019 and the last patient was enrolled in October 2020. Topline results from ARISE-3 were reported on March 18, 2021, and further statistical analysis is ongoing.

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

Lee’s Pharmaceuticals.

We are a party to a license agreement with Lee’s Pharmaceutical for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. In February 2019, the License Agreement was assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. Lee’s previously filed an IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's subsequently informed us that it received notice from China's FDA declining its IND application for a Phase 2b dry eye clinical trial because the API was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. Recently, we have been in ongoing discussions with management of Zhaoke to further refine its development plan for RGN-259. We have not yet been informed of a projected starting date for Phase 2 trials but believe Lee’s intends to await the outcome of the ARISE-3 DES trial prior to initiating clinical trials in China. Lee’s has assigned the license to its subsidiary Zhaoke Ophthalmology Pharmaceutical Limited for development of RGN-259 in China. On April 28, 2021, Zhaoke Ophthalmology completed an initial public offering, raising over US$300 million for development of its ophthalmic products, including RGN-259 licensed from the Company. There are no economic changes to the License Agreement.

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

U.S. Joint Venture (ReGenTree, LLC).

In January 2015, we entered into a Joint Venture Agreement with GtreeBNT whereby we created ReGenTree, jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye and NK, an orphan indication in the United States. We are entitled to royalties as a percentage of net sales ranging from single digits to low double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats of ReGenTree and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent. We currently hold a 38.5% ownership interest in ReGenTree. This ownership interest may be further reduced to as low as 25% once ReGenTree obtains FDA approval of a BLA for dry eye syndrome in the U.S. In the event ReGenTree is acquired, or a change of control occurs following achievement of a BLA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties.

Our Strategy

We seek to maximize the value of our product candidates by advancing their clinical development and then identifying suitable partners for further development, regulatory approval, and marketing. We intend to engage in strategic partnerships with companies with clinical development and commercialization strengths in desired pharmaceutical therapeutic fields. We are actively seeking partners with suitable infrastructure, expertise and a long-term initiative in our medical fields of interest. Our ability to locate and engage new strategic partners has been limited by the global COVID pandemic. Historically, we have entered the licensing and joint ventures discussed above. We have retained the cardiovascular and neurovascular assets (RGN-352) in the EU and are able to consolidate them with similar assets in the U.S. and other territories in Asia to create a worldwide portfolio that we believe will be more attractive to multi-national pharmaceutical companies.

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

Critical Accounting Policies

In Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 2, 2021, which we refer to as the Annual Report, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

Revenues. For the three months ended March 31, 2021 and 2020, we recorded revenue in the amount of approximately $19,000 related to the amortization of unearned license fees.

R&D Expenses. For the three months ended March 31, 2021, our R&D expenses of $500 were approximately equal for the same period in 2020.

G&A Expenses. For the three months ended March 31, 2021, our G&A expenses decreased by approximately $39,000, or 11%, to $318,000 from $357,000 for the same period in 2020. The changes in the G&A expenses are reflected in several areas. An increase in stock option expense (increase of $23,000) was offset by decreases in travel and related (decrease of $1,000), personnel related (decrease of $18,000) and insurance (decrease of $31,000). We expect that our G&A expenses will remain steady over the next year.

Net Loss. Our Statements of Operations reflects a net loss of $380,000 for the quarter ended March 31, 2021, versus a net loss of $387,000 for the quarter ended March 31, 2020.

Liquidity and Capital Resources

Overview

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. Over the past couple of years, we have primarily financed our operations through the sale of a series of convertible promissory notes through private placements with accredited investors and the March and August 2014 private placements of common stock with GtreeBNT as well as our entry into the joint venture with ReGenTree in early 2015. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2020 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.

We had cash and cash equivalents of $207,614 at March 31, 2021. Our current cash which includes the proceeds from the closing of the October 2020 note sale and will be sufficient to fund planned operations through the second quarter of 2021. We will need to secure additional funding in order to advance operations substantially beyond the second quarter of 2021. We may also receive funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Three Months Ended March 31, 2021 and 2020

Net cash used in operating activities was approximately $242,000 for the three months ended March 31, 2021 compared to approximately $267,000 used in operating activities for the three months ended March 31, 2020. We received approximately $22,000 from the exercise of stock options in the three months ended March 31, 2021. We received gross proceeds of approximately $242,000 from the exercise of warrants in the three months ended March 31, 2020.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, RegeneRx has active partnerships in four major territories: the U.S., Europe, China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for ophthalmic trials are, in general, relatively fast, as opposed to most other clinical efforts, ARISE-3, ReGenTree’s Phase 3 trial, was initiated and the first patient was enrolled in the second quarter of 2019 and enrollment was completed in November 2020. Topline results from ARISE-3 were reported on March 18, 2021, and further statistical analysis is ongoing.

We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until the results are obtained from the current ophthalmic clinical trials before moving into the EU with RGN-259. If successful, this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259. Our capital resources remain limited; therefore, we will need to secure additional operating capital to continue operations substantially beyond the second quarter of 2021. A sale of common stock and warrants, a convertible instrument or additional partnering of licensed rights are possible sources of operating capital in the future. In addition, the length of time required for clinical trials varies substantially according to the type, complexity, novelty and intended use of a product candidate. Some of the factors that could impact our liquidity and capital needs include, but are not limited to:

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings. In June of 2016, we raised $1,520,000 by selling 5,147,059 shares of common stock and warrants to purchase 5,147,059 shares of common stock to Sabby. On March 2, 2018, we entered into a warrant reprice and exercise and issuance agreement with Sabby, which, in consideration of the holders exercising in full all of the 2016 Offering warrants the exercise price per share of the warrants was reduced to $0.20 per share. In addition, and as further consideration, we issued to the holders of the 2016 Offering warrants 3,860,294 new warrants with an exercise price of $0.2301 per share. Pursuant to the terms of the Reprice Agreement the exercise price of the new warrants will be reduced from $0.2301 to $0.125 as a result of the sale of the 2019 Notes. We received gross proceeds of approximately $1,000,000 pursuant the exercise and issued 5,147,059 of common stock. In February 2019, we sold a series of convertible promissory notes to accredited investors including Essetifin S.p.A., our largest shareholder. The sale of the notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. The notes contain a $0.12 conversion price and are initially convertible into 10,833,333 chares off common stock. The purchasers also received a warrant exercisable at $0.18 to purchase additional 8,125,000 shares of common stock. In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by Sabby Management as well as $125,000 for April 2019 warrant exercises. In January 2020, Sabby exercised their remaining warrants and the Company received proceeds of $241,911. In October 2020, we sold the 2020 Notes resulting in gross proceeds to the Company of $500,000. The 2020 Notes were accompanied by 2020 Warrants. At present, with the receipt of the sale proceeds from the closing on the 2020 Notes and proceeds from the January 2020 warrant exercises, we will have sufficient cash to fund planned operations through the second quarter of 2021. We continuously monitor our cash use as well as the clinical timelines. We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets.

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

Our cash equivalents, which are generally comprised of Federally insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2021, these cash equivalents were $100,064. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of March 31, 2021, the change in fair value of our financial instruments would not have been material.

Item 4.	Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based upon this evaluation, management has concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital will only be sufficient to fund our operations through the second quarter of 2021.

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital resources coupled with the proceeds from the sales of the 2020 Notes will only be sufficient to fund our operations through the second quarter of 2021. Even though we sold the 2020 Notes in October 2020 for proceeds of $500,000, these proceeds are only projected to fund our operations at the current level through the second quarter of 2021; therefore, we will need to secure additional operating capital to continue operations substantially beyond the second quarter of 2021. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital in early 2021 and are evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets, either of which could cause a reduction in the trading price of our common stock. The COVID global pandemic may impact our ability to secure additional financing.

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

We anticipate that substantial new capital resources will be required to continue our longer-term product development efforts, including any and all follow-on trials that will result from our current clinical programs beyond those currently contemplated, and to scale up manufacturing processes for our product candidates. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include, without limitation:

·	the scope of our, or our partners’, clinical trials, which is significantly influenced by the quality of clinical data achieved as trials are completed and the requirements established by regulatory authorities;

·	the speed with which we, or our partners, complete our clinical trials, which depends on our ability to attract and enroll qualifying patients and the quality of the work performed by our clinical investigators and contract research organizations chosen to conduct the studies or events such as the COVID-19 pandemic;

·	the time required to prosecute, enforce and defend our intellectual property rights, which depends on evolving legal regimes and infringement claims that may arise between us and third parties;

·	the ability to manufacture at scales sufficient to supply commercial quantities of any of our product candidates that receive regulatory approval, which may require levels of effort not currently anticipated; and

·	the successful commercialization of our product candidates, which will depend on our, or our partners’, ability to either create or partner with an effective commercialization organization and which could be delayed or prevented by the emergence of equal or more effective therapies.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future and may increase, as we pursue our product development efforts related to Tß4. As of March 31, 2021, our accumulated deficit totaled approximately $109 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2020 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, even though we sold the 2020 Notes in October 2020 for proceeds of $500,000, these proceeds are only projected to fund our operations at the current level through the second quarter of 2021; therefore, we will need to secure additional operating capital to continue operations substantially beyond the second quarter of 2021. Therefore, we are seeking sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

We have only limited resources, experience with and capacity to conduct requisite testing and clinical trials of our drug candidates. As a result, we rely and expect to continue to rely on third-party service providers and collaborators, including corporate partners, licensees, and contract research organizations, or CROs, to perform a number of activities relating to the development of our drug candidates, including the design and conduct of clinical trials, and potentially the obtaining of regulatory approvals. For example, we currently rely on several third-party contractors to manufacture and formulate Tß4 into the product candidates used in our clinical trials, develop assays to assess Tß4’s effectiveness in complex biological systems, recruit clinical investigators and sites to participate in our trials, manage the clinical trial process and collect, evaluate and report clinical results.

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

Any changes related to these and other factors could adversely affect our business if and to the extent we enter markets outside the United States. Additionally, we have entered into license agreements with Lee’s Pharmaceutical Limited and GtreeBNT Co., Ltd. for the development of certain of our product candidates in international markets. As a result, these development activities will be subject to compliance in all respects with local laws and regulations and may be subject to many of the risks described above.

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

We do not own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We currently rely, and expect to continue to rely, primarily on peptide manufacturers to supply us with Tß4 for further formulation into our product candidates. We have historically engaged three separate smaller drug formulation contractors for the formulation of clinical grade product candidates, one for each of our three product candidates in clinical development, although, as described in this report, one of which is no longer in business. We currently do not have an alternative source of supply for either Tß4 or the individual drug candidates. If these suppliers, together or individually, are not able to supply us with either Tß4 or individual product candidates on a timely basis, in sufficient quantities, at acceptable levels of quality and at a competitive price, or if we are unable to identify a replacement manufacturer to perform these functions on acceptable terms as needed, our development programs could be seriously jeopardized.

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

If the Company cannot obtain Directors and Officers Liability Insurance or obtain such insurance at a reasonable cost, certain directors and officers may resign.

The Company has historically carried Directors and Officers liability insurance. However, the cost of such insurance continues to increase substantially from year to year with more limited coverage. It is possible the Company could not afford such insurance in the future and that officers and directors would resign in order to avoid personal liability. In such case the Company’s operations would be significantly impacted or the Company could cease to continue its operations.

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

Our success will depend in part on our, or our partners’ ability to obtain, defend and enforce patents, both in the United States and abroad. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. As described elsewhere in this report, we currently do not have adequate financial resources to fund our ongoing business activities substantially beyond the second quarter of 2021 without additional funding. As a result of our current financial condition, we continuously evaluate our issued patents and patent applications and may decide to limit their therapeutic and/or geographic coverage in an effort to enhance our ability to focus on certain medical conditions and countries within our financial constraints. As a result, we may not be able to protect our intellectual property rights in indications and/or territories that we otherwise would, and, therefore, our ability to commercialize Tß4, if at all, could be substantially limited, which could have a material adverse impact on our future results of operations.

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

For the period from January 1, 2020 through May 6, 2021 the closing price of our common stock has ranged from $0.14 to $0.75, with an average daily trading volume of approximately 108,000 shares. Considering our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

As of March 31, 2021, there were outstanding options to purchase an aggregate of 9,931,250 shares of our common stock under our 2010 and 2018 incentive equity plans at exercise prices ranging from $0.16 per share to $0.64 per share and outstanding warrants to purchase 9,529,288 shares of our common stock at a weighted average exercise price of $0.21 per share. The 2020 Notes will initially be convertible at $0.36 into 1,391,982 shares and the 2020 Warrants will be exercisable to purchase 1,043,988 shares with an exercise price $0.45 per share. The 2019 Notes that will initially be convertible at $0.12 into 10,833,333 shares and the 2019 Warrants will be exercisable to purchase 8,125,000 shares with an exercise price of $0.18 per share. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2021 and December 31, 2020; (ii) Condensed Statements of Operations for the three months ended March 31, 2021 and 2020; (iii) Condensed Statement of Changes in Stockholders’ Deficit for the three months ended March 31, 2021 and 2020; (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (v) Notes to Condensed Financial Statements.

*	Filed herewith. Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto.

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

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: May 14, 2021	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)