Form 10-Q
period 2021-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2021-08-06
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

143,446,788 shares of common stock, par value $0.001 per share, were outstanding as of August 2, 2021.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2021

PART I – FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)	(See Note 1)

ASSETS
Current assets
Cash and cash equivalents	$2,025,577	$427,898
Prepaid expenses and other current assets	30,415	49,909
Total current assets	2,055,992	477,807
Operating lease right-of-use asset	48,962	68,229
Other assets	5,752	5,752
Total assets	$2,110,706	$551,788

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$198,820	$39,320
Unearned revenue	76,761	76,761
Accrued expenses	278,472	208,857
Promissory note	33,856	33,856
Current portion of operating lease liability	45,043	40,790
Total current liabilities	632,952	399,584

Long-term liabilities
Unearned revenue	1,986,183	2,024,564
Promissory note	21,544	21,544
Operating lease liability	4,172	27,809
Convertible promissory notes, net	1,019,086	902,231
Total liabilities	3,663,937	3,375,732

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 143,446,788 and 133,441,778 issued and outstanding	143,447	133,442
Additional paid-in capital	107,913,605	105,934,572
Accumulated deficit	(109,610,283)	(108,891,958)
Total stockholders' deficit	(1,553,231)	(2,823,944)
Total liabilities and stockholders' deficit	$2,110,706	$551,788

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$19,191	$19,191	$38,381	$38,381

Operating expenses
Research and development	487	3,475	975	3,951
General and administrative	276,151	400,951	594,269	757,813
Total operating expenses	276,638	404,426	595,244	761,764
Loss from operations	(257,447)	(385,235)	(556,863)	(723,383)

Other income (expense)
Interest income	3	693	23	3,727
Interest expense	(81,189)	(51,619)	(161,485)	(103,238)
Total other expense	(81,186)	(50,926)	(161,462)	(99,511)
Loss before taxes	(338,633)	(436,161)	(718,325)	(822,894)

Provision for income taxes	-	-	-	-

Net loss	$(338,633)	$(436,161)	$(718,325)	$(822,894)

Basic net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	133,655,579	133,441,788	134,329,715	133,271,652
Weighted average number of common shares outstanding - diluted	133,655,579	133,441,788	134,329,715	133,271,652

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Changes in Stockholders’ Deficit

(unaudited)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2020	133,441,788	$133,442	$105,934,572	$(108,891,958)	$(2,823,944)
Issuance of common stock - option exercises	105,000	105	21,945	-	22,050
Stock-based compensation expense	-	-	61,744	-	61,744
Net loss	-	-	-	(379,692)	(379,692)
Balance, March 31, 2021	133,546,788	133,547	106,018,261	(109,271,650)	(3,119,842)
Private offering of common stock and warrants, net of issuance costs	9,900,000	9,900	1,833,600	-	1,843,500
Stock-based compensation expense	-	-	61,744	-	61,744
Net loss	-	-	-	(338,633)	(338,633)
Balance, June 30, 2021	143,446,788	$143,447	$107,913,605	$(109,610,283)	$(1,553,231)

Balance, December 31, 2019	131,506,494	$131,507	$104,896,975	$(107,368,590)	$(2,340,108)
Issuance of common stock - warrant exercises	1,935,294	1,935	239,976	-	241,911
Stock-based compensation expense	-	-	49,839	-	49,839
Net loss	-	-	-	(386,733)	(386,733)
Balance, March 31, 2020	133,441,788	133,442	105,186,790	(107,755,323)	(2,435,091)
Stock-based compensation expense	-	-	146,433	-	146,433
Net loss	-	-	-	(436,161)	(436,161)
Balance, June 30, 2020	133,441,788	$133,442	$105,333,223	$(108,191,484)	$(2,724,819)

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

	For the Six months ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(718,325)	$(822,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation	123,488	196,272
Non-cash interest expense	116,855	70,828
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	19,494	18,041
Accounts payable	159,500	(17,614)
Accrued expenses	69,615	36,292
Operating lease liability	(117)	(2,178)
Unearned revenue	(38,381)	(38,380)
Net cash used in operating activities	(267,871)	(559,633)

Financing activities:
Proceeds from private offering of common stock and warrants, net of issuance costs	1,843,500	-
Proceeds from the exercise of stock options	22,050	-
Proceeds from promissory note	-	55,400
Proceeds from the exercise of stock warrants	-	241,911
Net cash provided by financing activities	1,865,550	297,311

Net increase (decrease) in cash and cash equivalents	1,597,679	(262,322)

Cash and cash equivalents at beginning of period	427,898	639,916
Cash and cash equivalents at end of period	$2,025,577	$377,594

Supplemental Disclosures of Non-Cash Operating and Financing Activities:
Establish right-of-use asset	$-	$81,890

Establish operating lease liability	$-	$81,890

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three and six months ended June 30, 2021 and 2020 (Unaudited)

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

Since inception, and through June 30, 2021, we have an accumulated deficit of $110 million and we had cash and cash equivalents of $2,025,577 as of June 30, 2021. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. On June 30, 2021, we closed a private placement of common stock and warrants with several institutional and accredited investors, including members of management and the board, and received gross proceeds of $1,980,000. At present we have sufficient cash to fund planned operations through the end of 2022.

We have not reached commercialization and therefore do not generate recurring revenue and will need substantial additional funds in order to significantly advance development of our unlicensed programs. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, mergers, or the sale of our Company or certain of our intellectual property rights.

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

The accompanying December 31, 2020 financial information was derived from our audited financial statements included in the Annual Report.  Operating results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other future period.

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

Reclassification

Stock-based compensation expense of $34,159 and $45,416 for the three and six months ended June 30, 2020, respectively, has been reclassified from research and development to general and administrative in the unaudited Condensed Statements of Operations to conform to the current period presentation for the three and six months ended June 30, 2020 respectively.

2.     NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share for the three and six month periods ended June 30, 2021 and 2020 is based on the weighted-average number of shares of common stock outstanding during the periods. Diluted loss per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred. Potentially dilutive shares are excluded because the effect is antidilutive. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the reporting period. The potentially dilutive securities include 47,547,251 shares and 31,269,884 shares in 2021 and 2020, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants.

3.     STOCK-BASED COMPENSATION

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) and amortize that cost over the expected term of the grant. We recognized $61,744 and $146,433 in stock-based compensation expense for the three months ended June 30, 2021 and 2020. We recognized $123,488 and $196,272 in stock-based compensation expense for the six months ended June 30, 2021 and 2020, respectively.

We did not issue stock options to employees, consultants and directors during the six months ended June 30, 2021.  We issued 2,130,000 stock options to employees, consultants and directors during the six months ended June 30, 2020.

A summary of the Company’s stock options for the six months ended June 30, 2021 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual		Aggregate
	Shares	Exercise Price	Life		Intrinsic Value
Options Outstanding, December 31, 2020	11,951,250	$0.28
Granted	-	$0.30
Exercised	(105,000)	$0.21
Forfeited	(1,915,000)	$0.21
Options Outstanding, June 30, 2021	9,931,250	$0.30	5.9	years	$283,550
Vested and unvested but expected to vest, June 30, 2021	9,606,260	$0.30	5.9	years	$274,271
Exercisable at June 30, 2021	7,861,250	$0.31	5.3	years	$223,250

The average expected life was determined using historical data. We expect to recognize the compensation cost related to non-vested options as of June 30, 2021 of $299,253 over the weighted average remaining recognition period of 0.93 years.

4.     INCOME TAXES

As of June 30, 2021, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2021; no changes in settled tax years have occurred through June 30, 2021. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

 Level 3 — Unobservable inputs.

As of June 30, 2021 and December 31, 2020, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in cash and cash equivalents valued at $20,067 and $427,898, respectively, using Level 1 inputs.

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

The affiliated investors and the principal amount of their respective 2020 Notes purchase are as set forth below:

Investor	Note Principal
Essetifin S.p.A.	$400,000
J.J. Finkelstein	$10,000
Mauro Bove	$10,000
Allan L. Goldstein	$5,000

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

2019 Notes	$51,619	$51,619	$102,671	$103,238

2020 Notes	29,570	-	58,814	-

Total interest expense	$81,189	$51,619	$161,485	$103,238

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

Lee’s Pharmaceutical.

We are a party to a license agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan (the “License Agreement”). Prior to 2016, Lee’s filed an IND with the Chinese FDA (“CFDA”) to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee’s subsequently informed us that it received notice from CFDA declining its IND application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee’s by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. In February 2019, the License Agreement was amended and assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. On April 28, 2021, Zhaoke Ophthalmology complete an initial public offering, raising US$270 million for development of its ophthalmic products, including RGN-259 licensed from the Company. Zhaoke has established an advanced ophthalmic manufacturing facility and is assembling an experienced marketing team. RGN-259 is identified as one of their main pipeline drugs and they are planning to submit an IND to the NMPA (the Chinese FDA) in 2022 and initiate a phase III trial in China in 2023. There are no economic changes to the License Agreement.

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

Subsequent to the reduction of the exercise price of the March Warrants to $0.125 in 2019, the March 2018 Investor exercised warrants for 925,000 shares of common stock and the Company received exercise proceeds of $115,625. The March 2018 Investor exercised additional warrants on April 23, 2019, for 1,000,000 shares of common stock and the Company received exercise proceeds of $125,000. In January 2020, the March 2018 Investor exercised warrants for 1,939,294 shares of common stock and the Company received exercise proceeds of $241,911.

On June 28, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with investors and existing stockholders and members of management of the Company (the “Investors”).  The Company closed the transactions contemplated under the Purchase Agreement on June 30, 2021. Pursuant to the terms of the Purchase Agreement, the Company sold an aggregate of 0 shares of its common stock (the “Shares”) to investors at a price of $0.20 per share, for gross proceeds of $1,980,000 before offering expenses (the “Private Placement”). As part of the Private Placement, the Company also issued to investors, for no additional consideration, Series A Warrants to purchase 7,425,000 shares of common stock (the “Warrant Shares”) at an exercise price of $0.24 per share with a two year term (the “Series A Warrants”) and Series B Warrants to purchase 7,425,000 Warrant Shares at an exercise price of $0.28 per share with a five year term (the “Series B Warrants,” together with the Series A Warrants, the “Warrants”).

9.     LEASES

In June 2020, we amended our office lease agreement and the term has been extended through July 2022. During the extended term, our rental payments will be approximately $4,200 per month. We had previously amended the office lease to extend through July 2021. Our facility lease is our only existing lease as of June 30, 2021 and is classified as operating lease.

The discount rate used in the calculation of our lease liability is approximately 20%, which is based on our estimate of the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

The following table summarizes the Company’s recognition of its operating lease:

June 30, 2021
Assets
Operating lease right-of-use asset	$48,962
Total lease assets	$48,962

Liabilities
Current
Current portion of operating lease liability	$45,043
Non-current
Operating lease liability	4,172
Total lease liabilities	$49,215

Rent expense, consisting of minimum operating lease payments and variable lease payments for pass through items such as common area maintenance and real estate taxes for the six months ended June 30, 2021 and 2020 is recorded as general and administrative expense and consisted of the following:

	2021	2020

Operating lease cost	$24,542	$22,891
Variable lease costs	267	-

Total lease costs	$24,809	$22,891

A maturity analysis of our operating lease minimum lease payments follows:

2021	$25,452
2022	29,694
Total	55,146

Discount factor	(5,931)
Total lease liability	$49,215

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

In April 2021, the Company filed the required documents with the Bank related to forgiveness of the Loan and in July 2021, the Company received a Notice of Paycheck Protection Program Forgiveness Payment stating that the Bank had received payment from the U.S. Small Business Administration on July 9, 2021.

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

Current Financial Status

On June 30, 2021, we closed a private placement of common stock and warrants with several institutional and accredited investors, including members of management and the board, and received gross proceeds of $1,980,000. Pursuant to the terms of the Purchase Agreement, the Company sold an aggregate of 9,900,000 shares of its common stock to investors at a price of $0.20 per share. Investors also received Series A Warrants to purchase 7,425,000 shares of common stock at an exercise price of $0.24 per share with a two-year term and Series B Warrants to purchase 7,425,000 Warrant Shares at an exercise price of $0.28 per share with a five-year term.  In connection with the private placement we paid a cash fee to Roth Capital Partners, LLC, our placement agent, and also issued warrants to purchase up to 1,268,750 shares of common stock on the same terms of the Series B Warrants and Series A Warrants (the “Roth Warrants”).  In October 2020, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2020 Notes”). The sale of the 2020 Notes resulted in gross proceeds to the Company of $500,000. The 2020 Notes contain a $0.36 conversion price and the purchasers also received a warrant exercisable at $0.45 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible (the “2020 Warrants”).  At present we will have sufficient cash to fund planned operations through the end of 2022.

Current Clinical Status

In January 2015, we entered into a Joint Venture Agreement with GtreeBNT whereby we created ReGenTree LLC (“ReGenTree” or “Joint Venture”) jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye syndrome and neurotrophic keratitis, an orphan indication in the United States.

To date ReGenTree has sponsored a Phase 2/3 clinical trial (“ARISE-1”) and Phase 3 clinical trials in patients with DES (“ARISE-2”). Last year ReGenTree completed a Phase 3 clinical trial in patients with neurotrophic keratitis (“NK”) (“SEER-1”), and is currently sponsoring a Phase 3 trial (“ARISE-3”) in patients with DES, both in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 trial and in October 2017, we reported the results of the ARISE-2 trial. The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc. pursuant a contract between the parties, demonstrated a number of statistically significant improvements in both signs and symptoms of DES with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified. ReGenTree is proceeding with its RGN-259 development plan it discussed with the FDA in April 2018. ReGenTree and Ora, Inc. have entered into a contract for management of ARISE-3 study. The first patient was enrolled in the second quarter of 2019 and the last patient was enrolled in October 2020. Due to the COVID-19 pandemic, the completion of ARISE-3 study was delayed from the original timeline but the patent treatment and follow-up was completed in November as ReGenTree previously reported in clinicaltrials.gov. Topline results from ARISE-3 were reported on March 18, 2021 and further statistical analysis was performed as part of the process to fully understand patient data and the effects of RGN-259 compared to placebo we evaluated various subgroups of patients within ARISE-3 and pooled the data from all three ARISE clinical trials.  The conclusions from these expanded analyses are that the use of RGN-259 has demonstrated statistically significant improvements in both signs and symptoms of dry eye syndrome after one and two weeks of treatment when measured across three phase 3 clinical trials in over 1,600 patients, while confirming its excellent safety profile.  The question for the FDA will be whether the combined data from these three trials will be sufficient to file for a biologics license (BLA) for marketing approval in the U.S.  ReGenTree is working with an outside FDA regulatory consulting firm to define our strategy, based on these recent analyses, which we plan to discuss with the FDA in the third or fourth quarter of 2021.

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

Unlike the previous five-year exclusive period for new chemical entities approved under an NDA, section 7002 of the Patient Protection and Affordable Care Act (PPACA) provides 12 years of exclusivity for products approved under a BLA. Biologics can also receive orphan drug and pediatric exclusivities. Therefore, if RGN-259 receives a license under a BLA, and with the Tβ4 patents already secured in the U.S. our exclusive market position should be strengthened.

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

In February 2019, ReGenTree initiated the 700-patient ARISE-3 trial in patients with dry eye syndrome to confirm the results observed in ARISE-2. The first patient was enrolled in the second quarter of 2019 and the last patient was enrolled in October 2020. Topline results from ARISE-3 were reported on March 18, 2021 and further statistical analysis was performed as part of the process to fully understand patient data and the effects of RGN-259 compared to placebo we evaluated various subgroups of patients within ARISE-3 and pooled the data from all three ARISE clinical trials.  The conclusions from these expanded analyses are that the use of RGN-259 has demonstrated statistically significant improvements in both signs and symptoms of dry eye syndrome after one and two weeks of treatment when measured across three phase 3 clinical trials in over 1,600 patients, while confirming its excellent safety profile.

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

Lee’s Pharmaceuticals.

We are a party to a license agreement with Lee’s Pharmaceutical for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. In February 2019, the License Agreement was assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. Prior to 2016, Lee’s filed an IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee's subsequently informed us that it received notice from China's FDA declining its IND application for a Phase 2b dry eye clinical trial because the API was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee's by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. Lee’s has assigned the license to its subsidiary Zhaoke Ophthalmology Pharmaceutical Limited for development of RGN-259 in China. On April 28, 2021, Zhaoke Ophthalmology completed an initial public offering, raising US$270 million for development of its ophthalmic products, including RGN-259 licensed from the Company. Zhaoke has established an advanced ophthalmic manufacturing facility and is assembling an experienced marketing team. RGN-259 is identified as one of their main pipeline drugs and they are planning to submit an IND to the NMPA (the Chinese FDA) in 2022 and initiate a phase III trial in China in 2023. There are no economic changes to the License Agreement.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

Revenues. For the three months ended June 30, 2021 and 2020, we recorded revenue in the amount of approximately $19,000 related to the amortization of unearned license fees.

R&D Expenses. For the three months ended June 30, 2021, our R&D expenses decreased by approximately $3,000, or 86%, to $500 from $3,500 for the same period in 2020.  The 2021 decrease relates to the absence of R&D reference materials in 2021 (decrease of $3,000).

G&A Expenses.  For the three months ended June 30, 2021, our G&A expenses decreased by approximately $125,000, or 31%, to $276,000 from $401,000 for the same period in 2020.  The changes in the G&A expenses are reflected in several areas.  Decreases in professional services (decrease of $18,000), insurance (decrease of $31,000) and stock option expense (decrease of $85,000) are offset by an increase in personnel related (increase of $9,000).

Interest Expense.  For the three months ended June 30, 2021, interest expense increased by approximately $29,000 which reflects the additional interest accrual related to the 2020 Notes.

Net Loss. Our Statements of Operations reflects a net loss of $339,000 for the quarter ended June 30, 2021, versus a net loss of $436,000 for the quarter ended June 30, 2020.

Comparison of the six months ended June 30, 2021 and 2020

Revenues.  For the six months ended June 30, 2021, we recorded revenue in the amount of $38,000 versus $38,000 in the 2020 period.  Revenue in both periods relate to the recognition of the license fees received from ReGenTree and GtreeBNT.

R&D Expenses.  For the six months ended June 30, 2021, our R&D expenses decreased by approximately $3,000 or 75%, to $1,000 from $4,000 for the same period in 2020.  The 2021 decrease relates to the absence of R&D reference materials in 2021 (decrease of $3,000).

G&A Expenses.  For the six months ended June 30, 2021, our G&A expenses decreased by approximately $164,000, or 22%, to $594,000 from $758,000 for the same period in 2020. The changes in the G&A expenses are reflected in several areas.  Decreases in personnel related (decrease of $10,000), stock option compensation expense (decrease of $73,000), professional services (decrease of $19,000), travel (decrease of $1,000), other (decrease of $2,000) and insurance expense (decrease $61,000) were offset by an increase in, facility and related (increase of $2,000).  In 2021, we have seen decreased D&O insurance expense and stock option compensation expense related to a restructuring on our D&O policy and the absence of stock option grants in 2021.

Interest Expense.  For the six months ended June 30, 2021, interest expense increased by approximately $58,000, which reflects the additional interest accrual related to the 2020 Notes.

Net Loss.  Our Statements of Operations reflects a net loss of $718,000 for the six months ended June 30, 2021, versus a net loss of $823,000 recorded in the six months ended June 30, 2020.

Liquidity and Capital Resources

Overview

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. Over the past couple of years, we have primarily financed our operations through the sale of a series of convertible promissory notes through private placements with accredited investors, private placements of common stock as well as our entry into the joint venture with ReGenTree in early 2015.  The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2020 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.

We had cash and cash equivalents of $2,025,577 at June 30, 2021.  Our current cash, which includes the proceeds from the closing of a private placement in June 2021 and the October 2020 note sale, will be sufficient to fund planned operations through the end of 2022. We will need to secure additional funding in order to advance operations substantially beyond the end of 2022. We may also receive funds from grants, new partnerships or the raising of additional capital if the market climate warrants.  Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Six Months Ended June 30, 2021 and 2020

Net cash used in operating activities was approximately $268,000 for the six months ended June 30, 2021 compared to approximately $560,000 used in operating activities for six months ended June 30, 2020. We received proceeds of approximately $1,866,000 from the sale of common stock and exercise of stock options in the six months ended June 30, 2021. We received gross proceeds of approximately $242,000 from the exercise of warrants and approximately $55,000 under a PPP loan in the six months ended June 30, 2020.

Future Funding Requirements

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, RegeneRx has active partnerships in four major territories: the U.S., Europe, China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for ophthalmic trials are, in general, relatively fast, as opposed to most other clinical efforts, ARISE-3, ReGenTree’s Phase 3 trial, was initiated and the first patient was enrolled in the second quarter of 2019 and enrollment was completed in November 2020. Topline results from ARISE-3 were reported on March 18, 2021 and further statistical analysis was performed as part of the process to fully understand patient data and the effects of RGN-259 compared to placebo we evaluated various subgroups of patients within ARISE-3 and pooled the data from all three ARISE clinical trials.  The conclusions from these expanded analyses are that the use of RGN-259 has demonstrated statistically significant improvements in both signs and symptoms of dry eye syndrome after one and two weeks of treatment when measured across three phase 3 clinical trials in over 1,600 patients, while confirming its excellent safety profile.  The question for the FDA will be whether the combined data from these three trials will be sufficient to file for a biologics license (BLA) for marketing approval in the U.S.  ReGenTree is working with an outside FDA regulatory consulting firm to define our strategy, based on these recent analyses, which we plan to discuss with the FDA later this summer.

We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until the results are obtained from the current ophthalmic clinical trials before moving into the EU with RGN-259. If successful, this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259. Our capital resources remain limited; therefore, we will need to secure additional operating capital to continue operations substantially beyond the end of 2022. A sale of common stock and warrants, a convertible instrument or additional partnering of licensed rights are possible sources of operating capital in the future. In addition, the length of time required for clinical trials varies substantially according to the type, complexity, novelty and intended use of a product candidate. Some of the factors that could impact our liquidity and capital needs include, but are not limited to:

●	the progress of our clinical trials;
●	the progress of our research activities;
●	the number and scope of our research programs;
●	the progress of our preclinical development activities;
●	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;
●	the costs related to development and manufacture of preclinical, clinical and validation lots for regulatory purposes and commercialization of drug supply associated with our product candidates;
●	our ability to enter into corporate collaborations and the terms and success of these collaborations;
●	the costs and timing of regulatory approvals; and
●	the costs of establishing manufacturing, sales and distribution capabilities.

In addition, the duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:

●	the number of patients that ultimately participate in the trial;
●	the duration of patient follow-up that seems appropriate in view of the results;
●	the number of clinical sites included in the trials; and
●	the length of time required to enroll suitable patient subjects.

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings. In February 2019, we sold a series of convertible promissory notes to accredited investors including Essetifin S.p.A., our largest shareholder. The sale of the notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. The notes contain a $0.12 conversion price and are initially convertible into 10,833,333 chares off common stock. The purchasers also received a warrant exercisable at $0.18 to purchase additional 8,125,000 shares of common stock. In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by Sabby Management as well as $125,000 for April 2019 warrant exercises. In January 2020, Sabby exercised their remaining warrants and the Company received proceeds of $241,911. In October 2020, we sold the 2020 Notes resulting in gross proceeds to the Company of $500,000. The 2020 Notes were accompanied by 2020 Warrants.  In June 2021, we closed a closed a private placement of common stock and warrants with several institutional and accredited investors, including members of management and the board, and received gross proceeds of $1,980,000. Pursuant to the terms of the Purchase Agreement, the Company sold an aggregate of 9,900,000 shares of its common stock to investors at a price of $0.20 per share. Investors also received Series A Warrants to purchase 7,425,000 shares of common stock at an exercise price of $0.24 per share with a two year term and Series B Warrants to purchase 7,425,000 Warrant Shares at an exercise price of $0.28 per share with a five year term.

At present, with the receipt of the proceeds from the closing of the Private Placement, we will have sufficient cash to fund planned operations through the end of 2022. We continuously monitor our cash use as well as the clinical timelines. We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk.

Our cash equivalents, which are generally comprised of Federally insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2021, these cash equivalents were $20,067. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of June 30, 2021, the change in fair value of our financial instruments would not have been material.

Item 4.            Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Based upon this evaluation, management has concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital will be sufficient to fund our operations through the end of 2022.

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital resources coupled with the proceeds from the sales of the 2021 Placement and the 2020 Notes will only be sufficient to fund our operations through the end of 2022. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital in early 2023 and are evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets, either of which could cause a reduction in the trading price of our common stock. The COVID global pandemic may impact our ability to secure additional financing.

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

We anticipate that substantial new capital resources will be required to continue our longer-term product development efforts, including any and all follow-on trials that will result from our current clinical programs beyond those currently contemplated, and to scale up manufacturing processes for our product candidates. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include, without limitation:

●	the scope of our, or our partners’, clinical trials, which is significantly influenced by the quality of clinical data achieved as trials are completed and the requirements established by regulatory authorities;
●	the speed with which we, or our partners, complete our clinical trials, which depends on our ability to attract and enroll qualifying patients and the quality of the work performed by our clinical investigators and contract research organizations chosen to conduct the studies or events such as the COVID-19 pandemic;
●	the time required to prosecute, enforce and defend our intellectual property rights, which depends on evolving legal regimes and infringement claims that may arise between us and third parties;
●	the ability to manufacture at scales sufficient to supply commercial quantities of any of our product candidates that receive regulatory approval, which may require levels of effort not currently anticipated; and
●	the successful commercialization of our product candidates, which will depend on our, or our partners’, ability to either create or partner with an effective commercialization organization and which could be delayed or prevented by the emergence of equal or more effective therapies.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future and may increase, as we pursue our product development efforts related to Tß4. As of June 30, 2021, our accumulated deficit totaled approximately $110 million.

As we expand our research and development efforts and seek to obtain regulatory approval of our product candidates to make them commercially viable, we anticipate substantial and increasing operating losses. Our ability to generate revenues and to become profitable will depend largely on our ability, alone or through the efforts of third-party licensees and collaborators, to efficiently and successfully complete the development of our product candidates, obtain necessary regulatory approvals for commercialization, scale-up commercial quantity manufacturing capabilities either internally or through third-party suppliers, and market our product candidates. There can be no assurance that we will achieve any of these objectives or that we will ever become profitable or be able to maintain profitability. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time and are not otherwise able to raise necessary funds to continue our development efforts and maintain our operations, we may be forced to cease operations

Our common stock is quoted on the over-the-counter market, which subjects us to the SEC’s penny stock rules and may decrease the liquidity of our common stock.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2020 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, even though we sold the 2020 Notes in October 2020 for proceeds of $500,000, these proceeds were only projected to fund our operations at the current level through the second quarter of 2021. Subsequent to the 2020 report, we completed a Private Placement with accredited and institutional investors in June of 2021.  At this time, we have sufficient capital to fund our planned operations through the end of 2022.  Therefore, we will need to seek sources of additional capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Although Tß4 has shown biological activity in in vitro studies and in vivo animal models and while we observed clinical activity and efficacious outcomes in our recent RGN-259 Phase 2a trial and earlier Phase 2 dermal trials, we cannot assure you that our product candidates will exhibit activity or importance in humans in large-scale trials. Our drug candidates are still in research and development, and we do not expect them to be commercially available for the foreseeable future, if at all. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These include the possibility that the potential products may:

●	be found ineffective or cause harmful side effects during preclinical studies or clinical trials;
●	fail to receive necessary regulatory approvals;
●	be precluded from commercialization by proprietary rights of third parties;
●	be difficult to manufacture on a large scale; or
●	be uneconomical or otherwise fail to achieve market acceptance.

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

Three of our drug candidates are currently in the clinical development stage, and we cannot be certain that we, or our partners, will successfully complete the clinical trials necessary to receive regulatory product approvals. The regulatory approval process is lengthy, unpredictable and expensive. To obtain regulatory approvals in the United States, we or a partner must ultimately demonstrate to the satisfaction of the FDA that our product candidates are sufficiently safe and effective for their proposed administration to humans. Many factors, known and unknown, can adversely impact clinical trials and the ability to evaluate a product candidate’s safety and efficacy, including:

●	the FDA or other health regulatory authorities, or institutional review boards, or IRBs, do not approve a clinical trial protocol or place a clinical trial on hold;
●	suitable patients do not enroll in a clinical trial in sufficient numbers or at the expected rate, for reasons such as the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the perceptions of investigators and patients regarding safety, and the availability of other treatment options;
●	clinical trial data is adversely affected by trial conduct or patient withdrawal prior to completion of the trial;
●	there may be competition with ongoing clinical trials and scheduling conflicts with participating clinicians;

●	patients experience serious adverse events, including adverse side effects of our drug candidates, for a variety of reasons that may or may not be related to our product candidates, including the advanced stage of their disease and other medical problems;
●	patients in the placebo or untreated control group exhibit greater than expected improvements or fewer than expected adverse events;
●	third-party clinical investigators do not perform the clinical trials on the anticipated schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;
●	service providers, collaborators or co-sponsors do not adequately perform their obligations in relation to the clinical trial or cause the trial to be delayed or terminated;
●	we are unable to obtain a sufficient supply of manufactured clinical trial materials;
●	regulatory inspections of manufacturing facilities, which may, among other things, require us or a co-sponsor to undertake corrective action or suspend the clinical trials, such as the clinical hold with respect to our Phase 2 clinical trial of RGN-352;
●	the interim results of the clinical trial are inconclusive or negative;
●	the clinical trial, although approved and completed, generates data that is not considered by the FDA or others to be clinically relevant or sufficient to demonstrate safety and efficacy; and
●	changes in governmental regulations or administrative actions affect the conduct of the clinical trial or the interpretation of its results.

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

We may not be able to maintain or expand our current arrangements with these third parties or maintain such relationships on favorable terms. Our agreements with these third parties may also contain provisions that restrict our ability to develop and test our product candidates or that give third parties rights to control aspects of our product development and clinical programs. In addition, conflicts may arise with our collaborators, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. If any conflicts arise with our existing or future collaborators, they may act in their self-interest, which may be adverse to our best interests. Any failure to maintain our collaborative agreements and any conflicts with our collaborators could delay or prevent us from developing our product candidates. We and our collaborators may fail to develop products covered by our present and future collaborations if, among other things:

●	we or our partners do not achieve our objectives under our collaboration agreements;
●	we or our partners are unable to obtain patent protection for the products or proprietary technologies we develop in our partnerships;
●	we are unable to manage multiple simultaneous product development partnerships;
●	our partners become competitors of ours or enter into agreements with our competitors;
●	we or our partners encounter regulatory hurdles that prevent commercialization of our product candidates; or
●	we develop products and processes or enter into additional partnerships that conflict with the business objectives of our other partners.

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

Our product candidates, all of which are based on the molecule Tß4, are new and unproven and there is no guarantee that health care providers or patients will be interested in our product candidates, even if they are approved for use. If any of our product candidates are approved by the FDA, our success will depend in part on our ability to demonstrate sufficient clinical benefits, reliability, safety, and cost effectiveness of our, or our partners’, product candidates relative to other approaches, as well as on our ability to continue to develop our product candidates to respond to competitive and technological changes. If the market does not accept our product candidates, when and if we are able to commercialize them, then we may never become profitable. Factors that could delay, inhibit or prevent market acceptance of our product candidates may include:

●	the timing and receipt of marketing approvals;
●	the safety and efficacy of the products;
●	the emergence of equivalent or superior products;
●	the cost-effectiveness of the products; and
●	ineffective marketing.

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

There are significant regulatory and legal barriers to entering markets outside the United States that must be overcome if we, or our partners, seek regulatory approval to market our product candidates in countries other than the United States. We would be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs and legal systems. Any sales and operations outside the United States would be subject to political, economic and social uncertainties including, among others:

●	changes and limits in import and export controls;
●	increases in custom duties and tariffs;
●	changes in currency exchange rates;
●	economic and political instability;
●	changes in government regulations and laws;
●	absence in some jurisdictions of effective laws to protect our intellectual property rights; and
●	currency transfer and other restrictions and regulations that may limit our ability to sell certain product candidates or repatriate profits to the United States.

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

The successful commercialization of our product candidates, if they are approved by the FDA, will likely depend on our ability to obtain reimbursement for the cost of the product and treatment. Government authorities, private health insurers and other organizations, such as health maintenance organizations, are increasingly seeking to lower the prices charged for medical products and services. Also, the trend toward managed health care in the United States, the growth of healthcare maintenance organizations, and recently enacted legislation reforming healthcare and proposals to reform government insurance programs could have a significant influence on the purchase of healthcare services and products, resulting in lower prices and reducing demand for our product candidates. The cost containment measures that healthcare providers are instituting and any healthcare reform could reduce our ability to sell our product candidates and may have a material adverse effect on our operations. We cannot assure you that reimbursement in the United States or foreign countries will be available for any of our product candidates, and that any reimbursement granted will be maintained, or that limits on reimbursement available from third-party payors will not reduce the demand for, or the price of, our product candidates. The lack of or inadequacy of third-party reimbursements for our product candidates would decrease the potential profitability of our operations. We cannot forecast what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect the legislation or regulation would have on our business.

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

Other risks of relying solely on single suppliers for each of our product candidates include:

●	the possibility that our other manufacturers, and any new manufacturer that we, or our partners, may identify for RGN-352, may not be able to ensure quality and compliance with regulations relating to the manufacture of pharmaceuticals;
●	their manufacturing capacity may not be sufficient or available to produce the required quantities of our product candidates based on our planned clinical development schedule, if at all;
●	they may not have access to the capital necessary to expand their manufacturing facilities in response to our needs;
●	commissioning replacement suppliers would be difficult and time-consuming;
●	individual suppliers may have used substantial proprietary know-how relating to the manufacture of our product candidates and, in the event we must find a replacement or supplemental supplier, our ability to transfer this know-how to the new supplier could be an expensive and/or time-consuming process;
●	an individual supplier may experience events, such as a fire or natural disaster, that force it to stop or curtail production for an extended period;
●	an individual supplier could encounter significant increases in labor, capital or other costs that would make it difficult for them to produce our products cost-effectively; or
●	an individual supplier may not be able to obtain the raw materials or validated drug containers in sufficient quantities, at acceptable costs or in sufficient time to complete the manufacture, formulation and delivery of our product candidates.

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

The Company has historically carried Directors and Officers liability insurance. However, the cost of such insurance continues to increase substantially from year to year with more limited coverage. It is possible the Company could not afford such insurance in the future and that officers and directors would resign in order to avoid personal liability. In such case, the Company’s operations would be significantly impacted or the Company could cease to continue its operations.

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

Our success will depend in part on our, or our partners’ ability to obtain, defend and enforce patents, both in the United States and abroad. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. As described elsewhere in this report, we currently do not have adequate financial resources to fund our ongoing business activities substantially beyond the end of 2022 without additional funding. As a result of our current financial condition, we continuously evaluate our issued patents and patent applications and may decide to limit their therapeutic and/or geographic coverage in an effort to enhance our ability to focus on certain medical conditions and countries within our financial constraints. As a result, we may not be able to protect our intellectual property rights in indications and/or territories that we otherwise would, and, therefore, our ability to commercialize Tß4, if at all, could be substantially limited, which could have a material adverse impact on our future results of operations.

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

For the period from January 1, 2020 through August 2, 2021, the closing price of our common stock has ranged from $0.14 to $0.75, with an average daily trading volume of approximately 101,000 shares. Considering our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

●	results of pre-clinical studies and clinical trials;

●	commercial success of approved products;
●	corporate partnerships;
●	technological innovations by us or competitors;
●	changes in laws and government regulations both in the U.S. and overseas;
●	changes in key personnel at our company;
●	developments concerning proprietary rights, including patents and litigation matters;
●	public perception relating to the commercial value or safety of any of our product candidates;
●	other issuances of our common stock, or securities convertible into or exercisable for our common stock, causing dilution;
●	anticipated or unanticipated changes in our financial performance;
●	general trends related to the biopharmaceutical and biotechnological industries; and
●	general conditions in the stock market.

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

Our officers, directors and principal stockholders together control approximately 45% of our outstanding common stock. Included in this group are previous stockholders of Sigma-Tau and their affiliates, which now have consolidated their holding into Essetifin S.p.A. which holds outstanding shares representing approximately 24.4% of our outstanding common stock and GtreeBNT which owns approximately 13.7% of our outstanding common stock. These stockholders also hold options, warrants, convertible promissory notes and stock purchase rights that provide them with the right to acquire significantly more shares of common stock. Accordingly, if these stockholders acted together, they could control the outcome of all stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

As of June 30, 2021, there were outstanding options to purchase an aggregate of 9,931,250 shares of our common stock under our 2010 and 2018 incentive equity plans at exercise prices ranging from $0.16 per share to $0.64 per share and outstanding warrants to purchase 25,390,685 shares of our common stock at a weighted average exercise price of $0.24 per share. The 2020 Notes will initially be convertible at $0.36 into 1,391,982. The 2019 Notes that will initially be convertible at $0.12 into 10,833,333 shares. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2021, we closed a private placement of common stock and warrants with several institutional and accredited investors, including members of management and the board, and received gross proceeds of $1,980,000. Pursuant to the terms of the Purchase Agreement, the Company sold an aggregate of 9,900,000 shares of its common stock to investors at a price of $0.20 per share. Investors also received Series A Warrants to purchase 7,425,000 shares of common stock at an exercise price of $0.24 per share with a two-year term and Series B Warrants to purchase 7,425,000 Warrant Shares at an exercise price of $0.28 per share with a five-year term. We also issued Roth Capital Partners, LLC, our placement agent, warrants to purchase up to 1,268,750 shares of common stock on the same terms of the Series B Warrants and Series A Warrants.

Each of the Investors and Roth is an “accredited investor,” as such term is defined in Rule 501(a) of Regulation D under the Securities Act. The Company has issued the Shares and will issue the Warrant Shares issuable upon exercise of the Warrants and the Roth Warrants, in each case in reliance upon the exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Company use the proceeds from the private placement to fund its operations.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Mine Safety Disclosures

Not applicable.

Item 5.            Other Information

None.

Item 6.            Exhibits

Exhibit No.	Description of Exhibit
10.1	Securities Purchase Agreement between the Company and various investors dated June 28, 2021

10.2	Registration Rights Agreement between the Company and various investors dated June 28, 2021

10.3	Form of Series A Common Stock Purchase Warrant dated June 30, 2021

10.4	Form of Series B Common Stock Purchase Warrant dated June 30, 2021

10.5	Lock-Up Agreement between Company and various investors dated June 30, 2021

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2021 and December 31, 2020; (ii) Condensed Statements of Operations for the three and six months ended June 30, 2021 and 2020; (iii) Condensed Statement of Changes in Stockholders’ Deficit for the six months ended June 30, 2021 and 2020; (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (v) Notes to Condensed Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

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

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date:	August 6, 2021	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)