Form 10-Q
period 2021-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2021-11-15
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

143,549,735 shares of common stock, par value $0.001 per share, were outstanding as of November 10, 2021.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2021

PART I – FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)	(See Note 1)

ASSETS
Current assets
Cash and cash equivalents	$1,523,390	$427,898
Prepaid expenses and other current assets	25,817	49,909
Total current assets	1,549,207	477,807
Operating lease right-of-use asset	38,583	68,229
Other assets	5,752	5,752
Total assets	$1,593,542	$551,788

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$63,701	$39,320
Unearned revenue	76,761	76,761
Accrued expenses	238,264	208,857
Promissory note	-	33,856
Current portion of operating lease liability	38,777	40,790
Total current liabilities	417,503	399,584

Long-term liabilities
Unearned revenue	1,966,993	2,024,564
Promissory note	-	21,544
Operating lease liability	-	27,809
Convertible promissory notes, net	1,077,714	902,231
Total liabilities	3,462,210	3,375,732

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 200,000,000 shares authorized, 143,549,735 and 133,441,788 issued and outstanding	143,550	133,442
Additional paid-in capital	108,027,910	105,934,572
Accumulated deficit	(110,040,128)	(108,891,958)
Total stockholders’ deficit	(1,868,668)	(2,823,944)
Total liabilities and stockholders’ deficit	$1,593,542	$551,788

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$19,190	$19,190	$57,571	$57,571

Operating expenses
Research and development	5,663	482	6,638	4,433
General and administrative	417,573	299,161	1,011,842	1,056,973
Total operating expenses	423,236	299,643	1,018,480	1,061,406
Loss from operations	(404,046)	(280,453)	(960,909)	(1,003,835)

Other income (expense)
Gain on forgiveness of PPP loan	55,400	-	55,400	-
Interest income	114	40	137	3,766
Interest expense	(81,313)	(52,186)	(242,798)	(155,424)
Total other expense	(25,799)	(52,146)	(187,261)	(151,658)
Loss before taxes	(429,845)	(332,599)	(1,148,170)	(1,155,493)

Provision for income taxes	-	-	-	-

Net loss	$(429,845)	$(332,599)	$(1,148,170)	$(1,155,493)

Basic net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	143,482,596	133,441,788	136,922,152	133,328,778
Weighted average number of common shares outstanding - diluted	143,482,596	133,441,788	136,922,152	133,328,778

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Changes in Stockholders’ Deficit

(unaudited)

					Total
	Common stock		Additional	Accumulated	stockholders’
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2020	133,441,788	$133,442	$105,934,572	$(108,891,958)	$(2,823,944)
Issuance of common stock - option exercises	105,000	105	21,945	-	22,050
Stock-based compensation expense	-	-	61,744	-	61,744
Net loss	-	-	-	(379,692)	(379,692)
Balance, March 31, 2021	133,546,788	133,547	106,018,261	(109,271,650)	(3,119,842)
Private offering of common stock and warrants, net of issuance costs	9,900,000	9,900	1,833,600	-	1,843,500
Stock-based compensation expense	-	-	61,744	-	61,744
Net loss	-	-	-	(338,633)	(338,633)
Balance, June 30, 2021	143,446,788	143,447	107,913,605	(109,610,283)	(1,553,231)
Issuance of common stock - warrant exercises	102,947	103	12,765	-	12,868
Private offering - issuance costs	-	-	(84,412)	-	(84,412)
Stock-based compensation expense	-	-	185,952	-	185,952
Net loss	-	-	-	(429,845)	(429,845)
Balance, September 30, 2021	143,549,735	$143,550	$108,027,910	$(110,040,128)	$(1,868,668)

Balance, December 31, 2019	131,506,494	$131,507	$104,896,975	$(107,368,590)	$(2,340,108)
Issuance of common stock - warrant exercises	1,935,294	1,935	239,976	-	241,911
Stock-based compensation expense	-	-	49,839	-	49,839
Net loss	-	-	-	(386,733)	(386,733)
Balance, March 31, 2020	133,441,788	133,442	105,186,790	(107,755,323)	(2,435,091)
Stock-based compensation expense	-	-	146,433	-	146,433
Net loss	-	-	-	(436,161)	(436,161)
Balance, June 30, 2020	133,441,788	133,442	105,333,223	(108,191,484)	(2,724,819)
Stock-based compensation expense	-	-	73,986	-	73,986
Net loss	-	-	-	(332,599)	(332,599)
Balance, September 30, 2020	133,441,788	$133,442	$105,407,209	$(108,524,083)	$(2,983,432)

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

	For the nine months ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(1,148,170)	$(1,155,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation	309,440	270,258
Non-cash interest expense	175,483	106,630
Gain on forgiveness of PPP loan	(55,400)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	24,092	(16,991)
Accounts payable	24,381	(3,693)
Accrued expenses	29,407	60,577
Operating lease liability	(176)	(2,133)
Unearned revenue	(57,571)	(57,571)
Net cash used in operating activities	(698,514)	(798,416)

Financing activities:
Proceeds from private offering of common stock and warrants, net of issuance costs	1,759,088	-
Proceeds from the exercise of stock options	22,050	-
Proceeds from promissory note	-	55,400
Proceeds from the exercise of stock warrants	12,868	241,911
Net cash provided by financing activities	1,794,006	297,311

Net increase (decrease) in cash and cash equivalents	1,095,492	(501,105)

Cash and cash equivalents at beginning of period	427,898	639,916
Cash and cash equivalents at end of period	$1,523,390	$138,811

Supplemental Disclosures of Non-Cash Operating Activities:

Establish right-of-use asset	$-	$81,890

Establish operating lease liability	$-	$81,890

Issuance of warrants in conjunction with issuance of convertible notes	$-	$-

Beneficial conversion feaure on issuance of convertible notes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three and nine months ended September 30, 2021 and 2020 (Unaudited)

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

Since inception, and through September 30, 2021, we have an accumulated deficit of $110 million and we had cash and cash equivalents of $1,523,390 as of September 30, 2021. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. On June 30, 2021, we closed a private placement of common stock and warrants with several institutional and accredited investors, including members of management and the board, and received gross proceeds of $1,980,000. At present we have sufficient cash to fund planned operations through the end of 2022.

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

The accompanying December 31, 2020 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other future period.

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

Reclassification

Stock-based compensation expense of $16,983 and $62,399 for the three and nine months ended September 30, 2020, respectively, has been reclassified from research and development to general and administrative in the unaudited Condensed Statements of Operations to conform to the current period presentation.

2.     NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share for the three and nine month periods ended September 30, 2021 and 2020 is based on the weighted-average number of shares of common stock outstanding during the periods. Diluted loss per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred. Potentially dilutive shares are excluded because the effect is antidilutive. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the reporting period. The potentially dilutive securities include 50,049,304 shares and 31,269,884 shares in 2021 and 2020, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants.

3.     STOCK-BASED COMPENSATION

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) and amortize that cost over the expected term of the grant. We recognized $185,952 and $73,986 in stock-based compensation expense for the three months ended September 30, 2021 and 2020. We recognized $309,440 and $270,258 in stock-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively.

We issued 2,605,000 stock options to employees, consultants and directors during the nine months ended September 30, 2021. We issued 2,130,000 stock options to employees, consultants and directors during the nine months ended September 30, 2020. We used the following forward-looking range of assumptions to value the stock options issue in 2021 and 2020:

	2021	2020
Dividend yield	0.0%	0.0%
Risk-free rate of return	0.71%	0.33%
Expected life in years	5.88	5.88
Volatility	87.68%	74.57%
Forfeiture rate	2.6%	2.6%

A summary of the Company’s stock options for the nine months ended September 30, 2021 is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining		Aggregate
	Shares	Exercise Price	Contractual Life		Intrinsic Value
Options Outstanding, December 31, 2020	11,951,250	$0.28
Granted	2,605,000	$0.28
Exercised	(105,000)	$0.21
Forfeited	(1,915,000)	$0.21
Options Outstanding, September 30, 2021	12,536,250	$0.29	6.5	years	$1,350
Vested and unvested but expected to vest, September 30, 2021	12,055,116	$0.29	6.5	years	$1,298
Exercisable at September 30, 2021	8,913,750	$0.30	5.5	years	$1,350

The average expected life was determined using historical data. We expect to recognize the compensation cost related to non-vested options as of September 30, 2021 of $527,327 over the weighted average remaining recognition period of 2.26 years.

4.     INCOME TAXES

As of September 30, 2021, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2021; no changes in settled tax years have occurred through September 30, 2021. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

Level 3 — Unobservable inputs.

As of September 30, 2021 and December 31, 2020, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in cash and cash equivalents valued at $54,581 and $427,898, respectively, using Level 1 inputs.

6.     CONVERTIBLE NOTES

2019 Convertible Notes

On February 27, 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder. The sale of the notes resulted in gross proceeds to the Company of $1,300,000 over two closings (the “2019 Notes”). The first closing in the amount of $650,000 occurred on February 27, 2019 and the second closing, also in the amount of $650,000, occurred on May 13, 2019 after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. The 2019 Notes will mature on March 1, 2024. The 2019 Notes bear interest at a rate of five percent (5%) per annum and are convertible into shares of our common stock at a conversion price of twelve cents ($0.12) per share (subject to adjustment as described in the 2019 Notes) at any time prior to repayment, at the election of the investors. In the aggregate, the 2019 Notes issued in both closings are convertible (subject to adjustment as described in the 2019 Notes) into up to 10,833,333 shares of our common stock excluding interest.

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

2020 Convertible Notes

In October 2020, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder. The sale of the notes resulted in gross proceeds to the Company of $500,000 (the “2020 Notes”). The 2020 Notes will mature on October 15, 2025. The 2020 Notes bear interest at a rate of five percent (5%) per annum and are convertible into shares of our common stock at a conversion price of thirty-six cents ($0.36) per share (subject to adjustment as described in the 2020 Notes) at any time prior to repayment, at the election of the investors. In the aggregate, the 2020 Notes are convertible (subject to adjustment as described in the 2020 Notes) into up to 1,391,982 shares of our common stock excluding interest.

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

The Company allocated $176,573 of the gross proceeds to the warrants, on a relative fair value basis. In addition, because the effective conversion price of the 2020 Notes was less than the fair value of the underlying common stock on the issuance date, we allocated $289,045, the intrinsic value of that feature, to additional paid-in capital. The debt discount created by the 2020 Warrants and beneficial conversion feature is amortized over the term of the 2020 Notes as additional interest expense using the effective interest method.

The affiliated investors and the principal amount of their respective 2020 Notes purchase are as set forth below:

Investor	Note Principal
Essetifin S.p.A.	$400,000
J.J. Finkelstein	$10,000
Mauro Bove	$10,000
Allan L. Goldstein	$5,000

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

2019 Notes	$51,418	$52,186	$154,089	$155,424

2020 Notes	29,895	-	88,709	-

Total interest expense	$81,313	$52,186	$242,798	$155,424

7.     LICENSE AGREEMENTS

Joint Venture Agreement – ReGenTree.

On January 28, 2015, the Company entered into the Joint Venture Agreement with GtreeBNT, a stockholder in the Company. The Joint Venture Agreement provides for the creation of the ReGenTree Joint Venture, jointly owned by the Company and GtreeBNT. ReGenTree is commercializing RGN-259 for treatment of dry eye syndrome and neurotrophic keratopathy in the United States and Canada.

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

The Joint Venture is responsible for executing all development and commercialization activities under the License Agreement, which activities are directed by a joint development committee comprised of representatives of the Company and GtreeBNT. The License Agreement has a term that extends to the later of the expiration of the last patent covered by the License Agreement or 25 years from the first commercial sale under the License Agreement. The License Agreement may be earlier terminated if the Joint Venture fails to meet certain commercialization milestones, if either party breaches the License Agreement and fails to cure such breach, as a result of government action that limits the ability of the Joint Venture to commercialize the product, as a result of a challenge to a licensed patent, following termination of the license between the Company and certain agencies of the United States federal government, or upon the bankruptcy of either party.

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

Under the license agreement for RGN-259, our preservative-free eye drop product candidate, GtreeBNT will have the right to develop and commercialize RGN-259 in Asia (excluding China, Hong Kong, Taiwan, and Macau). The rights will be exclusive in Korea, Japan, Brunei, Cambodia, East Timor, Indonesia, Laos, Malaysia, Mongolia, Myanmar (Burma), Philippines, Singapore, Thailand andVietnam, and semi-exclusive in India, Pakistan, Bangladesh, Bhutan, Maldives, Nepal, Sri Lanka, Kyrgyzstan, Tajikistan, Turkmenistan and Uzbekistan, collectively, the Territory (the “259 Territory”). Under the 259 license agreement, we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double-digit percentage of any commercial sales of the licensed product sold by GtreeBNT in the 259 Territory.

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

On June 28, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with investors and existing stockholders and members of management of the Company (the “Investors”). The Company closed the transactions contemplated under the Purchase Agreement on June 30, 2021. Pursuant to the terms of the Purchase Agreement, the Company sold an aggregate of 9,900,000 shares of its common stock (the “Shares”) to investors at a price of $0.20 per share, for gross proceeds of $1,980,000 before offering expenses (the “Private Placement”). As part of the Private Placement, the Company also issued to investors, for no additional consideration, Series A Warrants to purchase 7,425,000 shares of common stock (the “Warrant Shares”) at an exercise price of $0.24 per share with a two-year term (the “Series A Warrants”) and Series B Warrants to purchase 7,425,000 Warrant Shares at an exercise price of $0.28 per share with a five-year term (the “Series B Warrants,” together with the Series A Warrants, the “Warrants”).

9.     LEASES

In June 2020, we amended our office lease agreement and the term has been extended through July 2022. During the extended term, our rental payments will be approximately $4,200 per month. We had previously amended the office lease to extend through July 2021. Our facility lease is our only existing lease as of September 30, 2021 and is classified as operating lease.

The discount rate used in the calculation of our lease liability is approximately 20%, which is based on our estimate of the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

The following table summarizes the Company’s recognition of its operating lease:

	September 30, 2021	December 31, 2020
Assets
Operating lease right-of-use asset	$38,583	$68,229
Total lease assets	$38,583	$68,229

Liabilities
Current portion of operating lease liability	$38,777	$40,790
Long-term portion of operating lease liability	-	27,809
Total lease liabilities	$38,777	$68,599

Rent expense, consisting of minimum operating lease payments and variable lease payments for pass through items such as common area maintenance and real estate taxes for the nine months ended September 30, 2021 and 2020 is recorded as general and administrative expense and consisted of the following:

	2021	2020

Operating lease cost	$38,003	$36,783
Variable lease costs	345	-

Total lease costs	$38,348	$36,783

A maturity analysis of our operating lease minimum lease payments follows:

2021	$12,726
2022	29,694
Total	42,420

Discount factor	(3,643)
Total lease liability	$38,777

10.     PROMISSORY NOTE

On April 24, 2020, the Company entered into a Promissory Note (the “Loan”) with PNC Bank (the “Bank”) pursuant to the Paycheck Protection Program (the “PPP”) of the CARES Act administered by the U.S. Small Business Administration. The principal amount of the Loan was $55,400.

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

We are continuing discussions with government organizations regarding the further clinical development of our product candidates.

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

In October 2020, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2020 Notes”). The sale of the 2020 Notes resulted in gross proceeds to the Company of $500,000. The 2020 Notes contain a $0.36 conversion price and the purchasers also received a five-year warrant exercisable at $0.45 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible (the “2020 Warrants”). At present we will have sufficient cash to fund planned operations through the end of 2022.

Current Clinical Status

In January 2015, we entered into a Joint Venture Agreement with GtreeBNT whereby we created ReGenTree LLC (“ReGenTree” or “Joint Venture”) jointly owned by us and GtreeBNT, which seeks to commercialize RGN-259 for treatment of dry eye syndrome and neurotrophic keratitis, an orphan indication in the United States.

To date, ReGenTree has sponsored a Phase 2/3 clinical trial (“ARISE-1”) and Phase 3 clinical trials in patients with DES (“ARISE-2”). In 2020, ReGenTree completed a Phase 3 clinical trial in patients with neurotrophic keratitis (“NK”) (“SEER-1”), and recently completed a Phase 3 trial (“ARISE-3”) in patients with DES, both in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 trial and in October 2017, we reported the results of the ARISE-2 trial. The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc. pursuant a contract between the parties, demonstrated a number of statistically significant improvements in both signs and symptoms of DES with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified.

ReGenTree is proceeding with its RGN-259 development plan it discussed with the FDA in April 2018. ReGenTree and Ora, Inc. have entered into a contract for management of ARISE-3 study. The first patient was enrolled in the second quarter of 2019 and the last patient was enrolled in October 2020. Due to the COVID-19 pandemic, the completion of ARISE-3 study was delayed from the original timeline but the patent treatment and follow-up was completed in November 2020 as ReGenTree previously reported in clinicaltrials.gov. Topline results from ARISE-3 were reported on March 18, 2021. Further statistical analysis was performed as part of the process to fully understand patient data and the effects of RGN-259 compared to placebo by evaluating various subgroups of patients within ARISE-3 with pooled data from all three ARISE clinical trials. The conclusions from these expanded analyses are that the use of RGN-259 has demonstrated statistically significant improvements in both signs and symptoms of dry eye syndrome after one and two weeks of treatment when measured across three phase 3 clinical trials in over 1,600 patients, while confirming its excellent safety profile. The question to the FDA will be whether the combined data from these three trials will be sufficient to file for a biologics license (BLA) for marketing approval in the U.S. ReGenTree is working with an outside FDA regulatory consulting firm to define our strategy, based on these recent analyses, which we plan to discuss with the FDA in the fourth quarter of 2021.

The NK trial (SEER-1), a smaller study in an orphan population, enrolled a total of 18 patients. On May 14, 2020, the Company reported that the trial was closed and reported the results of SEER-1. Six out of 10 patients in the RGN-259 treated group and 1 out of 8 patients in the placebo treated group achieved complete corneal healing in four weeks. In terms of the primary endpoint, “ratio of corneal wound healed patients after four weeks’ administration”, the statistical difference was slightly over 0.05 (p = 0.0656, Fisher’s exact test), due to the limited number of patients in each group. When another statistical analysis method was used to analyze the same primary endpoint (Chi square test), there was statistical significance, p = 0.0400. In addition, in a pre-specified secondary endpoint evaluating corneal epithelial healing at day 43 (two weeks post-treatment) and the durability of RGN-259 treatment, we also confirmed a clear statistical difference using the Fisher’s exact test, p = 0.0359. Several other efficacy parameters were either highly significant or strongly trending toward statistical significance in the RGN-259 group indicating the depth of patient response to RGN-259.

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

During the past several years, ReGenTree began developing a modified eye drop formulation that it believes will enhance the efficacy of thymosin beta 4 for NK, improve the patient experience, and allow a proprietary valued orphan product price for this rare disease. The Company has completed a preliminary formulation for NK patients that will be considered for use in future clinical study. ReGenTree has not yet determined if it will use this new formulation in the future for NK.

In February 2017, our licensee for RGN-137, GtreeBNT, through its subsidiary, Lenus Therapeutics, LLC, received permission from the FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa (“EB”), a genetic disease that causes severe blistering of the skin and internal organs. In August 2017, the Company amended the agreement for RGN-137 held by GtreeBNT. Under the amendment, the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. In December 2018, GtreeBNT initiated a small Phase 2 open trial in patients with EB to evaluate RGN-137 in such patients prior to sponsoring a larger Phase 3 trial. Three patients have been enrolled in the open clinical trial to date. In August 2019, it was reported that the first patient had positively responded to RGN-137. As of the date of this report, the Company has not been updated as to current enrollment status.

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

Pursuant to our most recent FDA meeting related to RGN-259, our product candidate for the treatment of neurotrophic keratitis (NK), we officially confirmed that since RGN-259 contains Tβ4 as the active ingredient, it will now be approved under a BLA instead of under an NDA. In this regard, the team at ReGenTree, our U.S. joint venture, has already been developing the chemistry, manufacturing, and controls (“CMC”) required for a BLA with top-tier CGMP manufacturers based in the U.S. and Europe. ReGenTree has received official confirmation from the FDA that its CMC manufacturing and quality control standards and development directions would be appropriate to submit a BLA. Thus, we intend to proceed with development conforming to BLA standards as we move forward.

Unlike the previous five-year exclusive period for new chemical entities approved under an NDA, section 7002 of the Patient Protection and Affordable Care Act (PPACA) provides 12 years of exclusivity for products approved under a BLA. Biologics can also receive orphan drug and pediatric exclusivities. Therefore, if RGN-259 receives a license under a BLA, and with the Tβ4 patents already secured in the U.S., we believe that our exclusive market position should be strengthened.

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

In September 2015, ReGenTree began the Phase 2/3 ARISE-1 clinical trial in patients with DES (and the Phase 3 SEER-1 clinical trial in patients with neurotrophic keratopathy, both in the U.S.). In May 2016, we reported the results of the 317-patient ARISE-1 dry eye trial. In the trial, RGN-259 demonstrated statistically significant improvements in both signs and symptoms of dry eye with 0.05% and 0.1% RGN-259 compared to placebo in a dose dependent manner during a 28-day dosing period. While the primary outcome measures were not met, several key related pre-specified endpoints and subgroups of patients with more severe dry eye showed statistically significant treatment effects. These results confirm the findings from the previous Phase 2 trial providing clear direction for the clinical regulatory pathway and remaining registration trials for RGN-259. Shortly following the ARISE-1 trial, the FDA approved ReGenTree’s Phase 3 ARISE-2 dry eye protocol and we initiated the ARISE-2 trial that enrolled approximately 600 patients.

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

Strategic Partnerships

Currently, we have active partnerships in four major territories: North America, Europe, China and Pan Asia. Our partners have been moving forward and making progress in each territory. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., most of Asia, and Europe; RGN-259 in the EU. In August 2017, we amended the RGN-137 License Agreement with GtreeBNT, expanding the territory to include Europe, Canada, South Korea, Australia and Japan. Regarding RGN-259, our goal is to wait until satisfactory results are obtained from the current ophthalmic clinical program in the U.S. before moving into the EU. We believe this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259. We have also been exploring the potential of RGN-352 for the treatment of COVID-19.

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

Lee’s Pharmaceuticals.

We are a party to a license agreement with Lee’s Pharmaceutical for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. In February 2019, the License Agreement was assigned by Lee’s to its affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. Prior to 2016, Lee’s filed an IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee’s subsequently informed us that it received notice from China’s FDA declining its IND application for a Phase 2b dry eye clinical trial because the API was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee’s by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. Lee’s has assigned the license to its subsidiary Zhaoke Ophthalmology Pharmaceutical Limited for development of RGN-259 in China. On April 28, 2021, Zhaoke Ophthalmology completed an initial public offering, raising US$270 million for development of its ophthalmic products, including RGN-259 licensed from the Company. Zhaoke has established an advanced ophthalmic manufacturing facility and is assembling an experienced marketing team. RGN-259 is identified as one of their main pipeline drugs and they are planning to submit an IND to the NMPA (the Chinese FDA) in 2022 and initiate a phase III trial in China in 2023. There are no economic changes to the License Agreement.

GtreeBNT.

We are a party to a license agreement with GtreeBNT for the license of RGN-259 related to certain development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan). Separately, we licensed GtreeBNT the rights to RGN-

137 which was recently amended as discussed above. GtreeBNT is currently our second largest stockholder. GtreeBNT filed an IND with the Korean Ministry of Food and Drug Safety to conduct a Phase 2/3 study with RGN-259 in patients with dry eye syndrome and in July 2015, received approval to conduct the trial. In late 2016, GtreeBNT informed us that it believes marketing approval in the U.S. will allow expedited marketing in Korea, possibly without the need for a clinical trial. At this point, we are still awaiting marketing approval in the U.S.

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

R&D expenditures are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these expenses could exceed our expectations, possibly materially. We are uncertain as to what we will incur in future R&D costs for our clinical studies, as these amounts are subject to, management’s continuing assessment of the economics of each individual R&D project and the internal competition for project funding.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

Revenues. For the three months ended September 30, 2021 and 2020, we recorded revenue in the amount of approximately $19,000 related to the amortization of unearned license fees.

R&D Expenses. For the three months ended September 30, 2021, our R&D expenses increased by approximately $5,000, or 1,075%, to $5,700 from $500 for the same period in 2020. The 2021 increase relates to the retesting of Tß4 active pharmaceutical ingredient (API) by our contract manufacturer.

G&A Expenses. For the three months ended September 30, 2021, our G&A expenses increased by approximately $118,000, or 40%, to $418,000 from $299,000 for the same period in 2020. The changes in the G&A expenses are reflected in several areas. Increases in professional services (increase of $21,000), investor related services (increase of $2,000) and stock option expense (increase of $111,000) are partially offset with decreases in insurance (decrease of $10,000) and in personnel related (decrease of $6,000). The large increase is stock option expense relates to the timing of grants in 2021 versus 2020 when they were granted in the second quarter.

Interest Expense. For the three months ended September 30, 2021, interest expense increased by approximately $29,000 which reflects the additional interest accrual related to the 2020 Notes.

Net Loss. Our Statements of Operations reflects a net loss of $430,000 for the quarter ended September 30, 2021, versus a net loss of $333,000 for the quarter ended September 30, 2020. The variance is driven by the timing of the stock option grants as well as the recognition of a gain on the PPP loan which was forgiven in Q3 of 2021.

Comparison of the nine months ended September 30, 2021 and 2020

Revenues. For the nine months ended September 30, 2021, we recorded revenue in the amount of $58,000 versus $58,000 in the 2020 period. Revenue in both periods relates to the recognition of the license fees received from ReGenTree and GtreeBNT.

R&D Expenses. For the nine months ended September 30, 2021, our R&D expenses increased by approximately $2,000 or 50%, to $6,600 from $4,400 for the same period in 2020. The 2021 increase relates to the retesting of Tß4 API by our contract manufacturer.

G&A Expenses. For the nine months ended September 30, 2021, our G&A expenses decreased by approximately $45,000, or 4%, to $1,012,000 from $1,057,000 for the same period in 2020. The changes in the G&A expenses are reflected in several areas. Decreases in personnel related (decrease of $16,000), income and other tax expense (decrease of $2,000) and insurance expense (decrease $72,000) were offset by increases in stock option compensation expense (increase of $39,000), professional services (increase of $2,000), facility and related (increase of $2,000) and investor related (increase of $1,000). In 2021, we have seen decreased D&O insurance expense due to a restructuring on our D&O policy.

Interest Expense. For the nine months ended September 30, 2021, interest expense increased by approximately $87,000, which reflects the additional interest accrual related to the 2020 Notes.

Net Loss. Our Statements of Operations reflects a net loss of $1,148,000 for the nine months ended September 30, 2021, versus a net loss of $1,155,000 recorded in the nine months ended September 30, 2020. Our net loss in 2021 reflects recognition of a gain on the PPP loan which was forgiven in Q3 of 2021 of $55,000.

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

We had cash and cash equivalents of $1,523,390 at September 30, 2021. Our current cash, which includes the proceeds from the closing of a private placement in June 2021 and the October 2020 note sale, will be sufficient to fund planned operations through the end of 2022. We will need to secure additional funding in order to advance operations substantially beyond the end of 2022. We may also receive funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Nine Months Ended September 30, 2021 and 2020

Net cash used in operating activities was approximately $699,000 for the nine months ended September 30, 2021 compared to approximately $798,000 used in operating activities for nine months ended September 30, 2020. We received net proceeds of approximately $1,794,000 from the sale of common stock and exercise of stock options and warrants in the nine months ended September 30, 2021. We received gross proceeds of approximately $242,000 from the exercise of warrants and approximately $55,000 under a PPP loan in the nine months ended September 30, 2020.

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

We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until the results are obtained from the current ophthalmic clinical trials before moving into the EU with RGN-259. If successful, we believe this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259. Our capital resources remain limited; therefore, we will need to secure additional operating capital to continue operations substantially beyond the end of 2022. A sale of common stock and warrants, a convertible instrument or additional partnering of licensed rights are possible sources of operating capital in the future. In addition, the length of time required for clinical trials varies substantially according to the type, complexity, novelty and intended use of a product candidate. Some of the factors that could impact our liquidity and capital needs include, but are not limited to:

●	the progress of our clinical trials;
●	the progress of our research activities;
●	the number and scope of our research programs;
●	the progress of our preclinical development activities;
●	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;
●	the costs related to development and manufacture of preclinical, clinical and validation lots for regulatory purposes and commercialization of drug supply associated with our product candidates;
●	our ability to enter into corporate collaborations and the terms and success of these collaborations;
●	the costs and timing of regulatory approvals;
●	the costs of establishing manufacturing, sales and distribution capabilities; and
●	the continuing impact of the Covid-19 pandemic on our activities and those of our development partners.

In addition, the duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including the continuing impact of the Covid-19 pandemic and, among others, the following:

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

In October 2020, we sold the 2020 Notes resulting in gross proceeds to the Company of $500,000. The 2020 Notes were accompanied by 2020 Warrants. In June 2021, we closed a private placement of common stock and warrants with several institutional and accredited investors, including members of management and the board, and received gross proceeds of $1,980,000. Pursuant to the terms of the Purchase Agreement, the Company sold an aggregate of 9,900,000 shares of its common stock to investors at a price of $0.20 per share. Investors also received Series A Warrants to purchase 7,425,000 shares of common stock at an exercise price of $0.24 per share with a two-year term and Series B Warrants to purchase 7,425,000 Warrant Shares at an exercise price of $0.28 per share with a five-year term.

At present, with the receipt of the proceeds from the closing of the 2021 Private Placement, we expect to have sufficient cash to fund planned operations through the end of 2022. We continuously monitor our cash use as well as the clinical timelines. We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk.

Our cash equivalents, which are generally comprised of federally insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2021, these cash equivalents were $54,581. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of September 30, 2021, the change in fair value of our financial instruments would not have been material.

Item 4.            Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2021. Based upon this evaluation, management has concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital will be sufficient to fund our operations only through the end of 2022.

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital resources coupled with the proceeds from the sales of the 2021 Private Placement and the 2020 Notes will only be sufficient to fund our operations through the end of 2022. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital in early 2023 and are evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets, either of which could cause a reduction in the trading price of our common stock and dilution to investors. The continuing COVID global pandemic may further impact our ability to secure additional financing. If we are unable to raise additional capital by the end of 2022, we might be required to curtail some or all of our operations or shut down entirely.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future and may increase, as we pursue our product development efforts related to Tß4. As of September 30, 2021, our accumulated deficit totaled approximately $110 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2020 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, even though we sold the 2020 Notes in October 2020 for proceeds of $500,000, these proceeds were only projected to fund our operations at the current level through the second quarter of 2021. Subsequent to the 2020 report, we completed a Private Placement with accredited and institutional investors in June of 2021. At this time, we believe that we have sufficient capital to fund our planned operations through the end of 2022. Therefore, we will need to seek sources of additional capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

We do not have the available resources, experience with and capacity to conduct requisite testing and clinical trials of our drug candidates. As a result, we rely and expect to continue to rely on third-party service providers and collaborators, including corporate partners, licensees, and contract research organizations, or CROs, to perform a number of activities relating to the development of our drug candidates, including the design and conduct of clinical trials, and potentially the obtaining of regulatory approvals. For example, we currently rely on several third-party contractors to manufacture and formulate Tß4 into the product candidates used in our clinical trials, develop assays to assess Tß4’s effectiveness in complex biological systems, recruit clinical investigators and sites to participate in our trials, manage the clinical trial process and collect, evaluate and report clinical results.

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

GtreeBNT has informed us that they have limited financial resources. They have to continuously raise capital to fund research, development, clinical trials, and operations. Therefore, their ability to finance each of these areas is subject to its ability to secured adequate capital. While GtreeBNT has been able to finance each of these areas to date, there is no assurance that they will be able to do so in the future. If GtreeBNT is unable to secure necessary financing to fund clinical trials or operations, it could have a material adverse impact on RGN-137 and RGN-259 and RegeneRx’s ability to continue funding operations while these products are under development.

GtreeBNT was recently acquired by HLB Group and may not have the same priorities after the acquisition.

In September 2021, GtreeBNT was acquired by HLB Group. In addition to biopharmaceutical development, HLB Group manufactures lifeboats, special ships, safety goods and engines. If GtreeBNT management and product development priorities change as a result of the HLB Group acquisition, development and commercialization of RGN-259 could be adversely affected. In turn, RegeneRx’s ability to monetize the clinical asset would be adversely affected and could have a materially adverse impact on the Company’s ability to continue operations.

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

Other risks of relying solely on single suppliers for each of our product candidates include:

●	the possibility that our other manufacturers, and any new manufacturer that we, or our partners, may identify for RGN-352, may not be able to ensure quality and compliance with regulations relating to the manufacture of pharmaceuticals;
●	their manufacturing capacity may not be sufficient or available to produce the required quantities of our product candidates based on our planned clinical development schedule, if at all;
●	they may not have access to the capital necessary to expand their manufacturing facilities in response to our needs;
●	commissioning replacement suppliers would be difficult and time-consuming;

●	individual suppliers may have used substantial proprietary know-how relating to the manufacture of our product candidates and, in the event we must find a replacement or supplemental supplier, our ability to transfer this know-how to the new supplier could be an expensive and/or time-consuming process;
●	an individual supplier may experience events, such as a fire or natural disaster, that force it to stop or curtail production for an extended period;
●	an individual supplier could encounter significant increases in labor, capital or other costs that would make it difficult for them to produce our products cost-effectively;
●	an individual supplier may not be able to obtain the raw materials or validated drug containers in sufficient quantities, at acceptable costs or in sufficient time to complete the manufacture, formulation and delivery of our product candidates; and
●	the continuing impact of the Covid-19 pandemic, including its impact on personnel engaged by suppliers.

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

We are highly dependent on the principal members of our management team. The loss of our chairman and Chief Scientific Officer, Allan Goldstein, or chief executive officer, J.J. Finkelstein could prevent or significantly delay the achievement of our goals. We cannot assure you that Dr. Goldstein or Mr. Finkelstein, or any other key employees or consultants, will not elect to terminate their employment or consulting arrangements. In addition, we do not maintain key person life insurance policies with respect to any of our management personnel. In the future, we anticipate that we will also need to add additional management and other personnel. Competition for qualified personnel in our industry is intense, and our success will depend in part on our ability to attract and retain highly skilled personnel. We cannot assure you that our efforts to attract or retain such personnel will be successful.

Mauro Bove, a member of our Board is SVP Corporate & Business Development, Zhaoke Ophthamology Ltd., a subsidiary of Lee’s Pharmaceuticals, a relationship which could give rise to a conflict of interest for Mr. Bove.

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

For the period from January 1, 2021 through November 2, 2021, the closing price of our common stock has ranged from $0.16 to $0.75, with an average daily trading volume of approximately 119,000 shares. Considering our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

●	results of pre-clinical studies and clinical trials;
●	commercial success of approved products;
●	corporate partnerships;
●	technological innovations by us or competitors;
●	changes in laws and government regulations both in the U.S. and overseas;
●	changes in key personnel at our company;
●	developments concerning proprietary rights, including patents and litigation matters;
●	public perception relating to the commercial value or safety of any of our product candidates;
●	other issuances of our common stock, or securities convertible into or exercisable for our common stock, causing dilution;
●	anticipated or unanticipated changes in our financial performance;
●	general trends related to the biopharmaceutical and biotechnological industries;
●	general conditions in the stock market; and
●	the continuing impact of the Covid-19 pandemic.

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

Our officers, directors and principal stockholders together have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders together control approximately 46% of our outstanding common stock. Included in this group are previous stockholders of Sigma-Tau and their affiliates, which now have consolidated their holding into Essetifin S.p.A. which, along with it’s affiliate Apatfin SPA, holds outstanding shares representing approximately 25.4% of our outstanding common stock and GtreeBNT which owns approximately 13.6% of our outstanding common stock. These stockholders also hold options, warrants, convertible promissory notes and stock purchase rights that provide them with the right to acquire significantly more shares of common stock. Accordingly, if these stockholders acted together, they could control the outcome of all stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

As of September 30, 2021, there were outstanding options to purchase an aggregate of 12,536,250 shares of our common stock under our 2010 and 2018 incentive equity plans at exercise prices ranging from $0.16 per share to $0.64 per share and outstanding warrants to purchase 25,287,738 shares of our common stock at a weighted average exercise price of $0.24 per share. The 2020 Notes will initially be convertible at $0.36 into 1,391,982 shares. The 2019 Notes that will initially be convertible at $0.12 into 10,833,333 shares. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Mine Safety Disclosures

Not applicable.

Item 5.            Other Information

None.

Item 6.            Exhibits

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146, filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146, filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146, filed April 16, 2010)

3.4	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252, filed July 21, 2010)

3.5

Certificate of Designation of Series A Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146, filed April 16, 2010)

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-15070, filed August 14, 2006)
3.7	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-152250, filed July 10, 2008)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146, filed April 16, 2010)
4.2	Specimen Rights Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146, filed April 16, 2010)

4.3

Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146, filed April 16, 2010)

4.4

Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146, filed April 16, 2010)

4.5

Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070, filed May 21, 2010)

4.6	Form of Warrant Certificate (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146, filed May 17, 2010)

10.1

Securities Purchase Agreement between the Company and various investors dated June 28, 2021 (incorporated by reference to Exhibit 10.1 to Quartely Report on Form 10Q for the quarter ended June 30, 2021 (file No. 001-15070), filed August 6, 2021)

10.2

Registration Rights Agreement between the Company and various investors dated June 28, 2021(incorporated by reference to Exhibit 10.2 to Quartely Report on Form 10Q for the quarter ended June 30, 2021 (file No. 001-15070), filed August 6, 2021)

10.3

Form of Series A Common Stock Purchase Warrant dated June 30, 2021 (incorporated by reference to Exhibit 10.3 to Quartely Report on Form 10Q for the quarter ended June 30, 2021 (file No. 001-15070), filed August 6, 2021)

10.4

Form of Series B Common Stock Purchase Warrant dated June 30, 2021 (incorporated by reference to Exhibit 10.4 to Quartely Report on Form 10Q for the quarter ended June 30, 2021 (file No. 001-15070), filed August 6, 2021)

10.5

Lock-Up Agreement between Company and various investors dated June 30, 2021 (incorporated by reference to Exhibit * to Quartely Report on Form 10Q for the quarter ended June 30, 2021 (file No. 001-15070), filed August 6, 2021)

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2021 and December 31, 2020; (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2021 and 2020; (iii) Condensed Statements of Changes in Stockholders’ Deficit for the nine months ended September 30, 2021 and 2020; (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (v) Notes to Condensed Financial Statements.

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

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date:	November 15, 2021	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)