Form 10-K
period 2021-12-31
REGENERX BIOPHARMACEUTICALS INC
filed 2022-03-30
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ◻  Yes ⌧  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻  Yes ⌧  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒  Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer " and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non- accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes     ☒  No

As of February 25, 2022, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $16 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as quoted on the Over-the-Counter Bulletin Board, or the OTC Bulletin Board, on March 18, 2022.

The number of shares outstanding of the registrant’s common stock as of March 18, 2022 was 143,549,735.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

In October 2020, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder (the “2020 Notes”). The sale of the 2020 Notes resulted in gross proceeds to the Company of $500,000. The 2020 Notes contain a $0.36 conversion price and the purchasers also received a five-year warrant exercisable at $0.45 to purchase additional shares of common stock equal to 75% of the number of shares into which each note is initially convertible (the “2020 Warrants”).  At present, we believe that we will have sufficient cash to fund planned operations through the end of 2022.

Current Clinical Status

In January 2015, we entered into a Joint Venture Agreement with GtreeBNT whereby we created ReGenTree LLC (“ReGenTree” or “Joint Venture”) jointly owned by us and GtreeBNT, which seeks to commercialize RGN-259 for treatment of dry eye syndrome (“DES”) and neurotrophic keratitis (“NK), an orphan indication in the United States.

To date, ReGenTree has sponsored a Phase 2/3 clinical trial (“ARISE-1”) and two Phase 3 clinical trials in patients with DES (“ARISE-2” and “ARISE-3”). In 2020, ReGenTree completed a Phase 3 clinical trial in patients with NK (“SEER-1”).  All Phase 3 trials were conducted in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 trial and in October 2017, we reported the results of the ARISE-2 trial. The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc., demonstrated a number of statistically significant improvements in both signs and symptoms of DES with 0.1% RGN-259 versus placebo, albeit not in the designated co-primary endpoints, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified.

Topline results from ARISE-3 were reported on March 18, 2021.  Further statistical analysis was performed as part of the process to fully understand patient data and the effects of RGN-259 compared to placebo by evaluating various subgroups of patients within ARISE-3 with pooled data from all three ARISE clinical trials.  While the trial failed to meet its co-primary sign and symptom endpoints, the conclusions from these expanded analyses were that the use of RGN-259 has demonstrated statistically significant and clinically relevant improvements in both signs and symptoms of dry eye syndrome after one and two weeks of treatment when measured across all three phase 3 clinical trials in over 1,600 patients, while confirming its excellent safety profile.  From a regulatory perspective, the question is whether the combined data from these three trials is sufficient to file for a biologics license (BLA) for marketing approval in the U.S.  ReGenTree has been working with outside FDA regulatory consulting firms to define its regulatory strategy, based on these analyses, which have been discussed with the FDA at a pre-BLA meeting on February 28, 2022.  The ReGenTree team previously submitted a 150 page pre-BLA dossier to the Agency in anticipation of the meeting, as well as a number of questions.  The FDA will provide to ReGenTree minutes to the meeting by March 28, 2022. When appropriate, RegeneRx will provide information regarding any additional clinical work that may be required after further discussions with our counterparts at HLB Therapeutics.

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

HLB Therapeutics (the parent company of GtreeBNT) has developed the CMC (chemistry, manufacturing and controls) dossier required for Phase 3 clinical trials and commercialization in the U.S. and in Korea. This comprehensive and critical effort ensures that final drug product manufacturing, packaging, stability, purity, reproducibility, etc., meets regulatory guidelines and product specifications. The product of this activity is the current product formulation being utilized in the U.S. trials being conducted by ReGenTree and will also be utilized in the planned clinical activity to be conducted by HLB under the RGN-259 license agreement for Pan Asia.

During the past several years, ReGenTree began developing a modified eye drop formulation that it believes will enhance the efficacy of thymosin beta 4 for NK, improve the patient experience, and allow a proprietary valued orphan product price for this rare disease. ReGenTree has completed a preliminary formulation for NK patients that will be considered for use in future clinical study.  ReGenTree has not yet determined if it will use this new formulation in the future for NK.

In February 2017, our licensee for RGN-137, GtreeBNT (now HLB), through its subsidiary, Lenus Therapeutics, LLC, received permission from the FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa (“EB”), a genetic disease that causes severe blistering of the skin and internal organs. In August 2017, the Company amended the agreement for RGN-137 held by GtreeBNT. Under the amendment, the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. In December 2018, GtreeBNT initiated a small Phase 2 open trial in patients with EB to evaluate RGN-137 in such patients prior to sponsoring a larger Phase 3 trial. Three patients have been enrolled in the open clinical trial to date. In August 2019, it was reported that the first patient had positively responded to RGN-137. However, as of the date of this report, the Company believes that the EB trial has been put on hold and that Lenus Therapeutics has been dissolved with the rights reverting back to HLB, but the Company has not been updated by HLB Therapeutics as to any future development plans for RGN-137.

Currently, we have active partnerships in four major territories: North America, Europe, China and Pan Asia. In each case, the cost of development is being borne by our partners with no financial obligation for the Company. We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., most of Asia, and Europe, and RGN-259 in the EU. In August 2017, we amended the RGN-137 license agreement with GtreeBNT, expanding the territory to include Europe, Canada, South Korea, Australia and Japan. Regarding RGN-259, our goal is to wait until satisfactory results are obtained from the current ophthalmic clinical program in the U.S. before moving into the EU. This should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications and for the treatment of severe symptoms resulting from COVID-19 infection, either by obtaining grants to fund a Phase 2a clinical trial or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

In March 2020, the FDA changed the category under which thymosin beta 4 was regulated. Prior to this change, Tβ4 was regulated as a new chemical entity. Now it is regulated as a biologic. Further details regarding this change, the impact on the Company, and its work to date is discussed further in this report (See – “Government Regulation” below). We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. To fund further development and clinical trials, we have entered into a series of strategic partnerships under licensing and joint venture agreements (see “Strategic Partnerships” below) where our partners are responsible for advancing development of our product candidates with multiple clinical trials.

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

The researchers also looked at differences in male/female morbidity and mortality and noted a number of interesting points linked with other studies. It is known that older age and a high number of co-morbidities are associated with increased severity and mortality in patients with COVID-19 and other similar infectious viruses such as SARS. They reported that age was comparable between men and women in all data sets. In the case data series, men’s cases tended to be more serious than women’s (P = 0.035). In the public data set, the number of men who died from COVID-19 is 2.4 times that of women (70.3 vs. 29.7%, P = 0.016). While men and women have the same prevalence, men with COVID-19 are more at risk for worse outcomes and death, independent of age.

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

We believe the potential impact of Tβ4 in the treatment of COVID-19 merits further consideration as this, and other published studies, have shown Tβ4’s ability to not only down-regulate inflammatory chemokines and cytokines and proinflammatory processes such as the bradykinin storm, but also increase fibrinolysis and accelerate wound repair in the heart, lungs, kidneys and other organs that are often affected by COVID-19 infection. Moreover, previously published data have demonstrated a significant decrease of Tβ4 in blood, tears, and saliva with age in humans. Thus, finding a way to control and dampen this "bradykinin storm" may be important to successfully treating COVID-19 patients, especially in older and more vulnerable patients. Prior to publications addressing the possible relationship between Tβ4 and COVID-19, the Company filed worldwide patent applications.

In March 2020, the FDA changed the category under which thymosin beta 4 was regulated. Prior to this change, Tβ4 was regulated as a new chemical entity. Now it is regulated as a biologic. Further details regarding this change, the impact on the Company, and its work to date is discussed further in this report (See – “Government Regulation” below).

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

In February 2019, ReGenTree initiated the 700-patient ARISE-3 trial in patients with dry eye syndrome to confirm the results observed in ARISE-2. The first patient was enrolled in the second quarter of 2019 and the last patient was enrolled in October 2020. Topline results from ARISE-3 were reported on March 18, 2021 and further statistical analysis was performed as part of the process to fully understand patient data and the effects of RGN-259 compared to placebo. We evaluated various subgroups of patients within ARISE-3 and pooled the data from all three ARISE clinical trials.  The conclusions from these expanded analyses are that the use of RGN-259 has demonstrated statistically significant improvements in both signs and symptoms of dry eye syndrome after one and two weeks of treatment when measured across three phase 3 clinical trials in over 1,600 patients, while confirming its excellent safety profile.

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

GtreeBNT.

We are a party to a license agreement with GtreeBNT for the license of RGN-259 related to certain development and commercialization rights for RGN-259 in Asia (excluding China, Hong Kong, Macau and Taiwan).  Separately, we licensed GtreeBNT the rights to RGN-137 which was recently amended as discussed above. GtreeBNT is currently our second largest stockholder.  GtreeBNT filed an IND with the Korean Ministry of Food and Drug Safety to conduct a Phase 2/3 study with RGN-259 in patients with dry eye syndrome and in July 2015, received approval to conduct the trial.  In late 2016, GtreeBNT informed us that it believes marketing approval in the U.S. will allow expedited marketing in Korea, possibly without the need for a clinical trial.  At this point, we are still awaiting marketing approval in the U.S.

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

Our Strategy

We seek to maximize the value of our product candidates by advancing their clinical development and then identifying suitable partners for further development, regulatory approval, and marketing. We intend to engage in strategic partnerships with companies with clinical development and commercialization strengths in desired pharmaceutical therapeutic fields. We are actively seeking partners with suitable infrastructure, expertise and a long-term initiative in our medical fields of interest. Our ability to locate and engage new strategic partners has been limited by the global COVID-19 pandemic. Historically, we have entered the licensing and joint ventures discussed above. We have retained the cardiovascular and neurovascular assets (RGN-352) in the EU and are able to consolidate them with similar assets in the U.S. and other territories in Asia to create a worldwide portfolio that we believe will be more attractive to multi-national pharmaceutical companies.

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

Lee’s originally filed an investigational new drug application IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee’s subsequently informed us that it received notice from China’s FDA (CFDA) declining its investigational new drug (IND) application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee’s by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. In February 2019, the agreement was amended and assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. There are no economic changes to the agreement. Recently, we have been in discussions with management of Zhaoke to further refine its development plan for RGN-259. We have not yet been informed of a projected starting date for Phase 2 trials, but we believe Lee’s is awaiting the outcome of the ARISE-3 DES trial prior to initiating clinical trials in China.

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

Risks Related to Our Liquidity and Need for Financing

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital will only be sufficient to fund our operations through 2022.

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital resources coupled with the proceeds from the October 2020 and June 2021 private offerings will only be sufficient to fund our operations through 2022. We will need to secure additional operating capital to continue operations substantially beyond 2022. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital by early 2022 and are evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets, either of which could cause a reduction in the trading price of our common stock. The COVID-19 global pandemic, the war in Ukraine and inflationary concerns may impact our ability to secure additional financing.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of December 31, 2021, our accumulated deficit totaled approximately $110.5 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2021 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, even though we sold securities in June 2021 for proceeds of $1,980,000, these proceeds are only projected to fund our operations at the current level through 2022; therefore, we will need to secure additional operating capital to continue operations substantially beyond 2022. Therefore, we are seeking sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Risks Related to Our Business and Operations

Public health threats could have an adverse effect on our clinical trials and financial results.

Public health threats could adversely affect our ongoing or planned business operations. In particular, the novel coronavirus (COVID-19) and its variants have resulted in quarantines, restrictions on travel and other business and economic disruptions. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the partners and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted. The COVID-19 pandemic has affected patient accrual in our ARISE-3 clinical trial and with the last patient being enrolled in October and completed patient treatment and follow-up in November 2020. As of the date of this report, while we do not specifically foresee additional delays, it is impossible for us to predict further impact the COVID-19 global pandemic may have.

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

GtreeBNT has informed us that it has limited financial resources. It has to continuously raise capital to fund research, development, clinical trials, and operations. Therefore, its ability to finance each of these areas is subject to its ability to secured adequate capital. While GtreeBNT has been able to finance each of these areas, to date, there is no assurance that they will be able to do so in the future. If GtreeBNT is unable to secure necessary financing to fund clinical trials or operations, it could have a material adverse impact on RGN-137 and RGN-259 and our ability to continue funding operations while these products are under development.

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

There are significant regulatory and legal barriers to entering markets outside the United States that must be overcome if we, or our partners, seek regulatory approval to market our product candidates in countries other than the United States. We would be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs and legal systems. Any sales and operations outside the United States would be subject to political, economic and social uncertainties including, among others:

●	changes and limits in import and export controls;
●	increases in custom duties and tariffs;
●	changes in currency exchange rates;
●	economic and political instability, particular in light of the war in Ukraine and its impact on inflation;
●	changes in government regulations and laws;
●	absence in some jurisdictions of effective laws to protect our intellectual property rights; and
●	currency transfer and other restrictions and regulations that may limit our ability to sell certain product candidates or repatriate profits to the United States.

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

For the period from January 1 through December 31, 2021, the closing price of our common stock has ranged from $0.15 to $0.75, with an average daily trading volume of approximately 118,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

●	results of pre-clinical studies and clinical trials;
●	commercial success of approved products;
●	corporate partnerships;
●	technological innovations by us or competitors;
●	changes in laws and government regulations both in the U.S. and overseas;
●	changes in key personnel at our company;
●	developments concerning proprietary rights, including patents and litigation matters;
●	public perception relating to the commercial value or safety of any of our product candidates;

●	other issuances of our common stock, or securities convertible into or exercisable for our common stock, causing dilution;
●	anticipated or unanticipated changes in our financial performance;
●	general trends related to the biopharmaceutical and biotechnological industries; and
●	general conditions in the stock market, including on account of the COVID-19 pandemic and the war in Ukraine.

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

Our officers, directors and principal stockholders together control approximately 46% of our outstanding common stock. Included in this group are previous stockholders of Sigma-Tau and their affiliates, which now have consolidated their holding into Essetifin S.p.A. which holds outstanding shares representing approximately 25.4% of our outstanding common stock and GtreeBNT which owns approximately 13.6% of our outstanding common stock. These stockholders also hold options, warrants, convertible promissory notes and stock purchase rights that provide them with the right to acquire significantly more shares of common stock. Accordingly, if these stockholders acted together, they could control the outcome of all stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

As of December 31, 2021, there were outstanding options to purchase an aggregate of 12,376,250 shares of our common stock under our 2010 and 2018 incentive equity plans at exercise prices ranging from $0.64 per share to $0.16 per share and outstanding warrants to purchase 25,287,738 shares of our common stock at a weighted average exercise price of $0.24 per share. In October 2020, we sold a series of convertible promissory notes that will initially be convertible at $0.36 into 1,391,982 shares and we also issued warrants to purchase 1,043,988 shares with an exercise price $0.45 per share. In February 2019, we sold a series of convertible promissory notes that will initially be convertible at $0.12 into 10,833,333 shares and also issued warrants to purchase 8,125,000 shares with an exercise price of $0.18 per share. In June 2021, we closed a private placement of common stock and warrants with several institutional and accredited investors, including members of management and the board, and received gross proceeds of $1,980,000. Pursuant to the terms of this purchase agreement, the Company sold an aggregate of 9,900,000 shares of its common stock to investors at a price of $0.20 per share. Investors also received Series A Warrants to purchase 7,425,000 shares of common stock at an exercise price of $0.24 per share with a two-year term and Series B Warrants to purchase 7,425,000 Warrant Shares at an exercise price of $0.28 per share with a five-year term.  The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

The stock market has from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical and biotechnology companies. The current world instability arising from the COVID-19 pandemic, the war in Ukraine, significant price increases due to inflation and global supply chain dysfunctionality has only exacerbated these fluctuations. These broad market fluctuations may cause the market price of our common stock to decline. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If we experience this sort of volatility, we may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could hurt our business, operating results and financial condition.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “RGRX.”   Quotations reported by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We have never declared or paid a cash dividend on our common stock and since all of our funds are committed to operations and clinical research, we do not anticipate that any cash dividends will be paid on our common stock in the foreseeable future.

As of September 21, 2021, we had 4,037 holders of record of our common stock.

Item 6. Reserved.

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

Business Overview

We are a biopharmaceutical company focused on the development of a novel therapeutic peptide, Thymosin beta 4, or Tß4, for tissue and organ protection, repair, and regeneration. We have formulated Tß4 into three distinct product candidates in clinical development:

●	RGN-259, a preservative-free topical eye drop for regeneration of corneal tissues damaged by injury, disease or other pathology;
●	RGN-352, an injectable formulation to treat cardiovascular diseases, central and peripheral nervous system diseases, and other medical indications that may be treated by systemic administration; and
●	RGN-137, a topical gel for dermal wounds and reduction of scar tissue.

We are continuing strategic partnership discussions with biotechnology and pharmaceutical companies regarding the further clinical development of all of our product candidates.

Current Clinical Status

In January 2015, we entered into a Joint Venture Agreement with GtreeBNT whereby we created ReGenTree LLC (“ReGenTree” or “Joint Venture”) jointly owned by us and GtreeBNT, which seeks to commercialize RGN-259 for treatment of dry eye syndrome (“DES”) and neurotrophic keratitis (“NK”), an orphan indication in the United States.

To date, ReGenTree has sponsored a Phase 2/3 clinical trial (“ARISE-1”) and two Phase 3 clinical trials in patients with DES (“ARISE-2” and “ARISE-3”). In 2020, ReGenTree completed a Phase 3 clinical trial in patients with NK (“SEER-1”).  All Phase 3 trials were conducted in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 trial and in October 2017, we reported the results of the ARISE-2 trial. The ARISE-2 study, which was sponsored by ReGenTree and managed by Ora, Inc., demonstrated a number of statistically significant improvements in both signs and symptoms of DES with 0.1% RGN-259 versus placebo, albeit not in the designated co-primary endpoints, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on dry eye syndrome and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified.

Topline results from ARISE-3 were reported on March 18, 2021.  Further statistical analysis was performed as part of the process to fully understand patient data and the effects of RGN-259 compared to placebo by evaluating various subgroups of patients within ARISE-3 with pooled data from all three ARISE clinical trials.  While the trial failed to meet its co-primary sign and symptom endpoints, the conclusions from these expanded analyses were that the use of RGN-259 has demonstrated statistically significant and clinically relevant improvements in both signs and symptoms of dry eye syndrome after one and two weeks of treatment when measured across all three phase 3 clinical trials in over 1,600 patients, while confirming its excellent safety profile.  From a regulatory perspective, the question is whether the combined data from these three trials is sufficient to file for a biologics license (“BLA”) for marketing approval in the U.S.  ReGenTree has been working with outside FDA regulatory consulting firms to define its regulatory strategy, based on these analyses, which have been discussed with the FDA at a pre-BLA meeting on February 28, 2022.  The ReGenTree team previously submitted a 150 page pre-BLA dossier to the FDA in anticipation of the meeting as well as a number of questions.  The FDA will provide to ReGenTree minutes to the meeting by March 28, 2022. When appropriate, RegeneRx will provide information regarding any additional clinical work that may be required after further discussions with our counterparts at HLB Therapeutics.

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

HLB Therapeutics (the parent company of GtreeBNT) has developed the CMC (chemistry, manufacturing and controls) dossier required for Phase 3 clinical trials and commercialization in the U.S. and in Korea. This comprehensive and critical effort ensures that final drug product manufacturing, packaging, stability, purity, reproducibility, etc., meets regulatory guidelines and product specifications. The product of this activity is the current product formulation being utilized in the U.S. trials being conducted by ReGenTree and will also be utilized in the planned clinical activity to be conducted by HLB under the RGN-259 license agreement for Pan Asia.

During the past several years, ReGenTree began developing a modified eye drop formulation that it believes will enhance the efficacy of thymosin beta 4 for NK, improve the patient experience, and allow a proprietary valued orphan product price for this rare disease. ReGenTree has completed a preliminary formulation for NK patients that will be considered for use in future clinical study.  ReGenTree has not yet determined if it will use this new formulation in the future for NK.

In February 2017, our licensee for RGN-137, GtreeBNT (now HLB), through its subsidiary, Lenus Therapeutics, LLC, received permission from the FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa (“EB”), a genetic disease that causes severe blistering of the skin and internal organs. In August 2017, the Company amended the agreement for RGN-137 held by GtreeBNT. Under the amendment, the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. In December 2018, GtreeBNT initiated a small Phase 2 open trial in patients with EB to evaluate RGN-137 in such patients prior to sponsoring a larger Phase 3 trial. Three patients have been enrolled in the open clinical trial to date. In August 2019, it was reported that the first patient had positively responded to RGN-137. However, as of the date of this report, the Company believes that the EB trial has been put on hold and that Lenus Therapeutics has been dissolved with the rights reverting back to GtreeBNT, but the Company has not been updated by HLB Therapeutics (GtreeBNT) as to any future development plans for RGN-137.

Financial Operations Overview

We have never generated product revenues, and we do not expect to generate product revenues until the FDA approves one of our product candidates, if ever, and we begin marketing and selling it. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. To fund further development and clinical trials, we have entered into a series of strategic partnerships under licensing and joint venture agreements (see Note 4 of our financial statements) where our partners are responsible for advancing development of our product candidates with multiple clinical trials.

On June 30, 2021, we closed a private placement of common stock and warrants with several institutional and accredited investors, including members of management and the board, and received gross proceeds of $1,980,000.  In October 2020, we sold the 2020 Notes. The sale of the 2020 Notes resulted in gross proceeds to the Company of $500,000. At present, we believe that we have sufficient cash to fund planned operations through the end of 2022. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, government grants, or the sale of our company or certain of our intellectual property rights.

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

R&D expenditures are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these expenses could exceed our expectations, possibly materially. We are uncertain as to what we will incur in future research and development costs for our clinical studies, as these amounts are subject to, management’s continuing assessment of the economics of each individual research and development project and the internal competition for project funding.

G&A costs include outside professional fees for legal, business development, audit and accounting services. G&A also includes cash and non-cash compensation, travel and other miscellaneous costs of our internal G&A personnel, two in total, who are wholly dedicated to G&A efforts. G&A also includes a proration of our common infrastructure costs for office space and communications. Our G&A expenses also include costs to maintain our intellectual property portfolio. Historically, we have expanded our patent prosecution activities, and in some cases, we have filed patent applications for non-critical strategic purposes intended to prevent others from filing similar patent claims. We continue to closely monitor our patent applications in the United States, Europe and other countries with the advice of outside legal counsel to determine if they will continue to provide strategic benefits. In cases where we believe the benefit has been realized or it becomes unnecessary due to the issuance of other patents, or for other reasons that will not affect the strength of our intellectual property portfolio, we have and will continue to abandon these patent applications in order to reduce our costs of continued prosecution or maintenance.

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

Contract assets are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied. There were no contract assets as of December 31, 2021 and 2020.

Contract liabilities result from arrangements where we have received payment in advance of performance under the contract. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.

We have the following amounts recorded for contract liabilities:

	December 31
	2021	2020
Unearned revenue	$2,024,563	$2,101,325

The contract liabilities amount disclosed above are primarily related to revenue being recognized on a straight-line basis over periods ranging from 23 to 30 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligations and represents the Company’s best estimate of the period of the obligation.

Share-based payments

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

Results of Operations

Comparison of years ended December 31, 2021 and 2020

Revenues. For 2021, we recorded revenue in the amount of approximately $77,000 versus $77,000 recorded for 2020. The revenue reflects the amortization over 30 years of the payments we received under the original joint venture license agreement and the payment we received for the expansion of the territorial rights to include Canada in April 2016. The payments received under the 2017 RGN-137 license amendment were amortized for revenue over 23 years.

Expenses — Research and development. For 2021, our R&D expenditures increased by $2,000, or 40%, to $7,000, from approximately $5,000 in 2020. The limited R&D expenditures reflects the shift of our internal R&D efforts as our partners assume full responsibility for clinical development. The 2021 increase relates to the retesting of Tß4 API by our contract manufacturer. We expect our R&D expenses will remain at low levels unless we decide to reinitiate internal R&D efforts for our unpartnered programs.

Expenses — General and administrative. For 2021, our G&A expenses increased by approximately $33,000, or 2%, to $1,399,000 from $1,366,000 in 2020. Increases are reflected in 2021 expenses for stock option compensation expense (increase of $66,000), facility and related (increase of $1,000) and investor relations related expenses including SEC filing compliance costs and a virtual annual shareholders meeting (increase of $55,000). These increases were partially offset by decreases in personnel and related fees and expenses (decrease of $17,000), professional fees (decrease of $13,000) and insurance (decrease of $59,000). We believe that our G&A expenses will remain at current levels as we wait for FDA feedback from the recent data submission completed by partners. If we enter into additional partnerships or other business transactions, including anticipated financings required to fund for continued operations after 2022, we will incur additional legal and transaction related expenses.

Interest Expense. Our statement of operations reflects interest expense of $324,878 for 2021 versus $232,631 for 2020. The increase reflects the issuance of the 2020 Notes in October 2020.

Net Loss. Our statement of operations reflects a net loss of $1,597,755 for 2021 versus a net loss of $1,523,368 for 2020. Losses from operations in 2021 of $1,328,511 increased from the losses in 2020 of $1,294,543.

Liquidity and Capital Resources

We have not commercialized any of our product candidates to date and have incurred significant losses since inception, including a net loss of $1,597,755 for 2021.  In this light, we have primarily financed our operations through the issuance of equity or debt, including the sale of a series of convertible promissory notes through private placements with accredited investors, the March and August 2014 private placements of common stock with GtreeBNT, the October 2020 sale of $500,000 of the 2020 Notes and the June 2021 private placement of $1,980,000 of common stock and warrants with several institutional and accredited investors, including members of management and the board.  We also saved additional cash outlays by entering into the ReGenTree joint venture in early 2015.

We had cash and cash equivalents of $1,231,608 at December 31, 2021. We believe that this is sufficient cash to fund our planned operations through the end of 2022.  Management has concluded that substantial doubt of our ability to remain a going concern exists and, as such, the report of our independent registered public accounting firm regarding our financial statements for 2021 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of operating losses and dependence on future financings in order to meet our planned operating activities.

We may also receive funds from grants or the raising of additional capital through the sale of common stock, warrants or a convertible instrument if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Net Cash Used in Operating Activities. Net cash used in operating activities was approximately $990,000 and $1,007,000 for 2021 and 2020, respectively. The decrease in 2021 reflects an increase in non-cash expenses related to stock option expense and increased interest accrual at December 31, 2021.  Additionally, in 2021, we recognized a $55,400 gain related to the forgiveness of our SBA PPP loan in July 2021.

Net Cash Used in Investing Activities. We did not use any cash for investing activities in 2021 or 2020.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled approximately $1,794,000 and $795,000 for 2021 and 2020, respectively. In 2021, the cash provided by financing activities consisted of the proceeds from the sale of common stock and warrants in June 2021 of approximately $1,759,000 and $35,000 from the exercise of stock options and warrants. The cash provided from financing activities in 2020 consisted of proceeds from the sale of the October 2020 Notes of $500,000, $242,000 from the exercise of warrants and the receipt of a Paycheck Protection Program loan, administered by the U.S. Small Business Administration, of $55,400.

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

We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU.  Our goal is to wait until possitive results are obtained from the current ophthalmic clinical program before moving into the EU with RGN-259.  If successful, we believe this should allow us to obtain a higher value for the asset at that time.  However, we intend to continue to develop RGN-352, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.  We are also continuing to file patent applications for methods of utilizing the asset for certain medical indications. Our capital resources remain limited; therefore, we will need to secure additional operating capital to continue operations substantially beyond the end of 2022. A sale of common stock and warrants, a convertible instrument or additional partnering of licensed rights are possible sources of operating capital in the future.  In addition, the length of time required for clinical trials varies substantially according to the type, complexity, novelty and intended use of a product candidate.

Some of the factors that could impact our liquidity and capital needs include, but are not limited to:

•	the progress of our clinical trials;
•	the progress of our research activities;
•	the number and scope of our research programs;
•	the progress of our preclinical development activities;
•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;
•	the costs related to development and manufacture of preclinical, clinical and validation lots for regulatory purposes and commercialization of drug supply associated with our product candidates;
•	our ability to enter into corporate collaborations and the terms and success of these collaborations;
•	the costs and timing of regulatory approvals;
●	the costs of establishing manufacturing, sales and distribution capabilities; and
•	the continuing impact of the COVID-19 pandemic, the war in Ukraine and inflation on our activities and those of our development partners.

In addition, the duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including the continuing impact of the COVID-19 pandemic, the war in Ukraine, inflation and, among others, the following:

●	the number of patients that ultimately participate in the trial;

●	the duration of patient follow-up that seems appropriate in view of the results;
●	the number of clinical sites included in the trials; and
●	the length of time required to enroll suitable patient subjects.

We also test our product candidates in numerous preclinical studies to identify indications for which they may be efficacious. We may conduct multiple clinical trials to cover a variety of indications for each product candidate. As we obtain results from trials, we may elect to discontinue clinical trials for certain product candidates or for certain indications in order to focus our resources on more promising product candidates or indications.

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings. In February 2019, we sold a series of convertible promissory notes to accredited investors including Essetifin S.p.A., our largest shareholder. The sale of the notes resulted in gross proceeds to the Company of $1,300,000 over two closings. The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred in May 2019 after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. The notes contain a $0.12 conversion price and are initially convertible into 10,833,333 shares of common stock. The purchasers also received a warrant exercisable at $0.18 to purchase additional 8,125,000 shares of common stock. In addition, we received proceeds of $115,625 pursuant to the exercise of warrants held by Sabby Management as well as $125,000 for April 2019 warrant exercises. In January 2020, Sabby exercised its remaining warrants and the Company received proceeds of $241,911.

In October 2020, we sold the 2020 Notes resulting in gross proceeds to the Company of $500,000. The 2020 Notes were accompanied by 2020 Warrants.  In June 2021, we closed a private placement of common stock and warrants with several institutional and accredited investors, including members of management and the board, and received gross proceeds of $1,980,000. Pursuant to the terms of this purchase agreement, the Company sold an aggregate of 9,900,000 shares of its common stock to investors at a price of $0.20 per share. Investors also received Series A Warrants to purchase 7,425,000 shares of common stock at an exercise price of $0.24 per share with a two-year term and Series B Warrants to purchase 7,425,000 Warrant Shares at an exercise price of $0.28 per share with a five-year term.

With the receipt of the proceeds from the closing of the 2021 Private Placement, we expect to have sufficient cash to fund our planned operations through the end of 2022. We continuously monitor our cash use as well as the clinical timelines. We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets.

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

We also have entered into a license agreement with Lee’s Pharmaceuticals that provides for the opportunity for us to receive milestone payments upon specified events and royalty payments in connection with any commercial sales of Tß4-based products in China, Hong Kong, Macau and Taiwan (Greater China). However, there are no assurances that we will be able to attain any such milestones or generate any such royalty payments under the agreement. In February 2019, the agreement was amended and assigned by Lee’s to its affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. There were no economic changes to the agreement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents, restricted cash and short-term investments are held in bank deposits, money market funds, U.S. Treasury and debt securities. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash, cash equivalents and short-term investments.

Foreign Currency Exchange Risk

Our expenses are denominated in U.S. dollars. Accordingly, foreign currency transaction gains and losses have not been material to our financial statements.

Inflation Rate Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, such as the United States is currently experiencing, we would not be able to offset such higher costs through price increases, as we have no current source of income from sales. Our inability or failure to do so could harm our business, financial condition, and results of operations.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2021, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer, in his capacity as principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer in his capacity as principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s Internal Controls over Financial Reporting in the year ended December 31, 2021.

Item 9B. Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth as of March 1, 2022, the name, age and position of each person who serves as an executive officer or director of our company. There are no family relationships among any of our executive officers or directors, with the exception that Mr. Finkelstein is the first cousin of Dr. Goldstein’s wife.

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

Name	Age	Position
Executive Officers
Mr. J.J. Finkelstein	69	President, Chief Executive Officer and Director
Directors
Dr. Allan L. Goldstein	84	Founder, Chairman of the Board and Chief Scientific Officer
Mr. R. Don Elsey	67	Director
Mr. Joseph C. McNay	88	Director
Mr. Mauro Bove	67	Director
Dr. Alessandro Noseda	63	Director

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

Dr. Goldstein has served as the Chairman of our Board of Directors and our Chief Scientific Officer since he founded our company in 1982. Dr. Goldstein is Emeritus Professor & former Chairman of the Department of Biochemistry and Molecular Medicine at the George Washington University School of Medicine and Health Sciences. Dr. Goldstein is a recognized expert in the field of immunology and protein chemistry, having authored over 435 scientific articles in professional journals. He is also the inventor on over 25 issued and/or pending patents in biochemistry, immunology, cardiology, cancer and wound healing. Dr. Goldstein discovered several important compounds, including Tα1, which is marketed worldwide, and Tß4, which is the basis for RegeneRx’s clinical program. Dr. Goldstein served on the Board of Trustees of the Sabin Vaccine Institute from 2000 to 2012 and on the Board of Directors of the Richard B. and Lynne V. Cheney Cardiovascular Institute from 2006 to 2012. Dr. Goldstein has also done pioneering work in the area of medical education, developing distance learning programs for the internet entitled “Frontiers in Medicine,” a medical education series that Dr. Goldstein developed. The Board believes that Dr. Goldstein’s scientific expertise, industry background and prior experience as our founder all position him to make an effective contribution to the medical and scientific understanding of the Board, which the Board believes to be particularly important as we continue our Tß4 development efforts.

Mr. Elsey has served as a member of our Board of Directors since September 2010. Currently, Mr. Elsey serves as an advisor to the CEO of Lyra Therapeutics, a private company pioneering a new therapeutic approach to treat debilitating ear, nose and throat diseases. Mr. Elsey was the CFO of Lyra until his retirement in December 2020. Previously, Mr. Elsey served as CFO of Senseonics, Inc., from February 2015 to February 2019, a medical device company focused on continuous glucose monitoring. From May 2014 until February 2015, Mr. Elsey served as chief financial officer of Regado Biosciences, a public, late-stage clinical development biopharmaceutical company. From December 2012 to February 2014, Mr. Elsey served as chief financial officer of LifeCell, Inc., a privately held regenerative medicine company. From June 2005 to December 2012, he served in numerous finance capacities, most recently as senior vice president and chief financial officer, at Emergent BioSolutions Inc., a publicly held biopharmaceutical company. He served as the director of finance and administration at IGEN International, Inc., a publicly held biotechnology company, and its successor BioVeris Corporation, from April 2000 to June 2005. Prior to joining IGEN, Mr. Elsey served as director of finance at Applera, a genomics and sequencing company, and in several finance positions at International Business Machines, Inc. He received an M.B.A. in finance and a B.A. in economics from Michigan State University. Mr. Elsey is a certified management accountant. The Board believes that Mr. Elsey’s experience as chief financial officer of a public company is particularly valuable to our business in that it positions him to contribute to our board’s and audit committee’s understanding of financial matters.

Mr. McNay has served as a member of our Board of Directors since 2002. He is currently Chairman, Chief Investment Officer and Managing Principal of Essex Investment Management Company, LLC, positions he has held since 1976 when he founded Essex. He has direct portfolio management responsibilities for a variety of funds and on behalf of private clients. He is also a member of the firm’s Management Board. Prior to founding Essex, Mr. McNay was Executive Vice President and Director of Endowment Management & Research Corp. from 1967. Prior to that, Mr. McNay was Vice President and Senior Portfolio Manager at the Massachusetts Company. Currently he is serving as a Trustee of the Dana Farber Cancer Institute and as a member of the Children’s Hospital Investment Committee. Mr. McNay served a Trustee for Brigham and Women’s Physicians Organization from 2000 to 2018. He received his A.B. degree from Yale University and his M.B.A. degree in finance from the Wharton School of the University of Pennsylvania. The Board believes that Mr. McNay’s extensive financial experience is valuable to our business and also positions him to contribute to the audit committee’s understanding of financial matters.

Mr. Bove has served as a member of our Board of Directors since 2004 and has more than 30 years of business and management experience within the pharmaceutical industry. Mr. Bove is currently based in Hong Kong and in Europe, serving as a consultant to emerging pharmaceutical companies worldwide. Previously, Mr. Bove led for more than 20 years the Corporate & Business Development of Sigma-Tau Finanziaria S.p.A., formerly the holding company of Sigma-Tau Group, a leading international pharmaceutical company (Sigma-Tau Finanziaria S.p.A. — now Essetifin S.p.A. — and its affiliates are collectively our largest stockholder). Mr. Bove, who resigned this role with Sigma-Tau on March 31, 2014, has also held a number of senior positions in business, licensing and corporate development within Sigma-Tau Group. Mr. Bove obtained his law degree at the University of Parma, Italy, in 1980. In 1985, he attended the Academy of American and International Law at the International and Comparative Law Center, Dallas, Texas. The Board believes that Mr. Bove’s extensive business and management experience within the pharmaceutical industry allows him to recognize and advise the Board with respect to recent industry developments.

Dr. Noseda has served as a member of our Board of Directors since 2019. He is the Chief Scientific Officer (CSO) of Leadiant Biosciences S.p.A. and provides scientific and medical know-how to coordinate and manage the scientific and development programs at a global level as well as to evaluate new opportunities for the Leadiant Group. Since September 2018, he is also Chief Medical Officer of Leadiant Biosciences, Inc. After graduating as a Medical Doctor in 1984 at the University of Milan and following a Post Doctorate at Bowman Gray School of Medicine (USA), he joined the pharma industry in 1988 where he held different managerial positions within the R&D and Marketing organizations of multinational companies. He has acquired a significant experience in R&D (through the whole development process, from research to interaction with Health Authorities for MA submission or HTA assessment) and strategic/business operations. He joined Sigma-Tau in 1998 as Director of Scientific Office and Strategic Alliances within the Corporate R&D organization. In this position, he managed key R&D projects and contributed to the finalization of important partnerships (e.g., with Novartis, Debiopharm, etc.) and to the advancement of product development (from research to product registration). He has been part of the management team and Board of Directors of biotech companies of the Sigma-Tau Group, including Thule Therapeutics, Metheresis Translational Research and Rostaquo. He has also been Chief Executive Officer of Leadiant Biosciences SA (formerly Sigma-Tau Research Switzerland) from 2007 to 2017, a position which he held in parallel with his former positions in Sigma-Tau (1988-2014) and later in Leadiant where he acted as Chief Medical Officer (2014-2017) before becoming the CSO. Under his management, this company developed and advanced a proprietary technology, and he guided the company through the process to obtain the authorization by the Swiss Health Authorities to import and release medicinal products, as well as the Orphan Drug Designations and registration of new products (e.g., Chenodeoxycholic Acid or CDCA). He worked in several therapeutic (and diagnostic) areas, but mostly in high unmet medical need specialty areas as cancer, immune-oncology and rare diseases.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations of our directors and officers that no other reports were required, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows, for the fiscal years ended December 31, 2021 and 2020, compensation awarded to or paid to, or earned by, our chief executive officer who was our only named executive officer for fiscal 2021. For purposes of this report, we sometimes refer to our chief executive officer as our named executive officer.

				Option	All Other
		Salary(1)	Bonus	Awards(2)	Compensation(3)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
J.J. Finkelstein, President and	2021	80,018	--	120,624	3,360	204,002
Chief Executive Officer	2020	80,018	--	95,606	3,360	178,984

(1)     Mr. Finkelstein reduced his salary to $80,000 in 2020 and he had previously reduced his 2018 salary from $150,000 to $125,000 in March 2018.

(2)     The 2021 and 2020 amounts reflect the aggregate total grant date fair values (computed in accordance with FASB ASC Topic 718 or ASC Topic 505).

(3)     The 2021 and 2020 amounts reflect payment of life insurance premiums for Mr. Finkelstein in the amount of $3,360.

Employment Agreements; Potential Payments Upon Termination or Change in Control

Employment Agreement with Mr. Finkelstein

We entered into an employment agreement with Mr. Finkelstein on April 16, 2014 for him to serve as our president and chief executive officer. Mr. Finkelstein’s employment agreement had an initial three-year term, which is automatically renewed for additional one-year periods unless either we or Mr. Finkelstein elect not to renew it. Mr. Finkelstein’s annual base salary was $125,000, which was increased to $150,000 on January 1, 2015 and subsequently reduced back to $125,000 in March 2018. Mr. Finkelstein’s salary may not be adjusted downward without his written consent, except in a circumstance which is part of a general reduction or other concessionary arrangement affecting all employees or affecting senior executive officers. Effective January 1, 2019, Mr. Finkelstein suggested and consented that his salary be reduced to $80,000 annually, a level at which it remained in 2021. Mr. Finkelstein is also eligible to receive an annual bonus in an amount established by the Board and is entitled to participate in and receive all standard employee benefits and to participate in all of our applicable incentive plans, including stock option, stock, bonus, savings and retirement plans. We also provide him with $1 million in life insurance.

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

In the event that Mr. Finkelstein’s employment is terminated by us without “cause” or by Mr. Finkelstein for “good reason,” each as defined in his employment agreement, subject to Mr. Finkelstein’s entering into and not revoking a release of claims in a form acceptable to us, Mr. Finkelstein will be entitled to receive (i) a lump sum payment in an amount equal to one-half of his then annual base salary if within the first anniversary date of this Agreement; or (ii) a lump sum payment in an amount equal to three-fourths of his then annual base salary if within the first anniversary date and second anniversary date of this Agreement; or (iii) a lump sum payment in an amount equal to his then annual base salary if any time after the second anniversary date of this Agreement, less all federal and state withholdings. In the event of a “change in control,” as defined in his employment agreement, and if Mr. Finkelstein is involuntarily terminated within 12 months after a change in control event, or if within 12 months after a change in control event, he resigns his employment for “good reason”, then the Company shall (i) pay Mr. Finkelstein, in a lump sum cash payment, an amount equal to his annual base salary in effect on the date of his termination from employment, less any applicable federal and state taxes and withholdings. In addition, in each instance Mr. Finkelstein would also be eligible to receive (i) any earned bonus and accrued vacation pay, and (ii) to the extent that he is eligible for and participates in a Company sponsored health insurance plan, the Company shall pay or reimburse Executive for the amount of any insurance premiums for a twelve-month period, but these payments shall be limited to the amount of the premiums being paid by the Company for Executive’s coverage or the amount being reimbursed for insurance premiums immediately prior to the date of his termination from employment.

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

	Number of	Number of
	Shares Underlying	Shares Underlying	Option
	Unexercised Options	Unexercised Options	Exercise Price	Option
Name	(#) Exercisable	(#) Unexercisable	($)	Expiration Date	Note
Mr. Finkelstein	250,000	250,000	0.30	6/10/2030	(1)
	487,500	162,500	0.21	5/15/2029	(1)
	200,000	—	0.64	3/17/2023
	250,000	—	0.21	7/16/2028	(1)
	150,000	450,000	0.28	8/02/2031	(1)
	500,000	—	0.36	6/30/2022
	150,000	—	0.28	9/1/2027	(1)
(1)	These options vest in equal installments upon grant and on the first three anniversaries of the grant date. In each case, these options were granted ten years prior to the listed expiration dates.

Post-Employment Compensation

We do not maintain any plans providing for payment or other benefits at, following, or in connection with retirement other than a 401(k) plan which was available to all employees through 2011. The Company did not make any plan contributions in 2021 or 2020. In addition, we do not maintain any non-qualified deferred compensation plans.

Director Compensation

The following table sets forth certain information for the fiscal year ended December 31, 2021 with respect to the compensation of our directors. Mr. Finkelstein’s compensation is disclosed in the Summary Compensation Table above, and he does not receive any additional compensation for his service as a director. Dr. Goldstein is an employee of our Company and his compensation as an employee is set forth in the table below. He does not receive any additional compensation for his service as a director.

The Company had in effect a non-employee director compensation policy which was suspended in November 2011 by our Board of Directors elected to help the company preserve capital and consistent with this, certain fees accrued in 2011 were forfeited and no retainer or meeting fees were paid to non-employee directors in 2021 or 2020.

In 2021, each independent director was granted options to purchase either 240,000 or 290,000 shares of common stock at an exercise price of $0.28 per share, which vests in four annual segments pursuant to each director’s continued service. In 2020, each independent director was granted options to purchase either 200,000 or 250,000 shares of common stock with an exercise price per share of $0.30. These option grants vest in four annual segments pursuant to each director’s continued service. These option grants were the only compensation received by non-employee directors in 2021 and 2020.

We also reimburse directors for expenses incurred in attending meetings of the board and other events attended on our behalf and at our request.

Director Compensation for Fiscal 2021

	Fees Earned
	or Paid	Option	All Other
	in Cash	Awards	Compensation	Total
Name	($)	($)(1)	($)	($)
Allan Goldstein, Ph.D.	—	96,499	90,000	186,499
R. Don Elsey	—	58,301	—	58,301
Alessandro Noseda	—	48,250	—	48,250
Joseph McNay	—	58,301	—	58,301
Mauro Bove	—	48,250	—	48,250
(1)	Total Options held by each Board member as of December 31, 2021, are as follows:

Allan Goldstein, Ph.D.	2,140,000
R. Don Elsey	1,415,000
Alessandro Noseda	640,000
Joseph McNay	1,415,000
Mauro Bove	1,265,000
(2)

In addition to being Chairman of our Board of Directors, Dr. Goldstein also serves as our Chief Science Officer. In this capacity, Dr. Goldstein received cash compensation of $90,000 in 2021. In 2021, Dr. Goldstein was also granted ten-year options to purchase 480,000 shares of common stock at an exercise price of $0.28 per share.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of March 1, 2022 by (i) each director; (ii) each named executive officer; (iii) all currently serving executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. The address for all directors and executive officers is c/o RegeneRx Biopharmaceuticals, Inc., 15245 Shady Grove Road, Suite 470, Rockville, MD 20850.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares		Percent of Total
5% Stockholders:
Entities affiliated previously affiliated with Essetifin S.p.A., Via Sudafrica, 20, Rome, Italy 00144	55,271,189	(2)	34.0%
GtreeBNT Co., Ltd. 22nd FL, Parkview Tower, 248 Jungjail-ro, Bundang-gu, Seongnam-si, Gyeonggi-do 463‑863, Republic of Korea	19,583,333	(3)	13.6%

Named Executive Officers and Directors:
J.J. Finkelstein	4,226,295	(4)	2.9%
Allan L. Goldstein	3,270,069	(5)	2.3%
Joseph C. McNay	7,798,706	(6)	5.4%
Mauro Bove	1,129,554	(7)	*
R. Don Elsey	1,087,372	(8)	*
Alessandro Noseda	310,000	(9)	*
All directors and executive officers as a group (6 persons)	17,721,996	(10)	12.2%
*	Less than one percent.
(1)

This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 143,549,735 shares of common stock outstanding on March 1, 2022, adjusted as required by rules promulgated by the Securities and Exchange Commission (the “SEC”).

(2)

Consists of 1,500,000 shares of common stock held of record held by Aptafin S.p.A. and 2,250,000 upon the exercise of warrants, 34,989,080 shares of common stock held of record held by Essetifin S.p.A. (f/k/a Sigma-Tau Finanziaria, S.p.A.) (“Essetifin”), 9,446,920 shares of common stock issuable upon conversion of a convertible promissory note and 7,085,189 upon the exercise of warrants, in each case exercisable within 60 days of March 1, 2022. Paolo Cavazza and members of his family directly and indirectly own 38% of Essetifin. The beneficial ownership of Essetifin and its affiliates is derived from the Schedule 13D/A25 filed by Essetifin on July, 2, 2021.

(3)

Consists of 19,583,333 shares of common stock held of record by GtreeBNT which were acquired in two equity purchases in March 2014 and August 2014. The beneficial ownership of GtreeBNT is derived from its Schedule 13D/A filed on April 1, 2015.

(4)

Consists of 1,712,991 shares of common stock held of record by Mr. Finkelstein, 236,174 shares of common stock issuable upon conversion of convertible promissory notes, 289,630 shares of common stock issuable upon exercise of warrants and 1,987,500 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 1, 2022.

(5)

Consists of 1,507,793 shares of common stock held of record by Dr. Goldstein, 55,586 shares of common stock issuable upon conversion of convertible promissory notes, 229,190 shares of common stock issuable upon exercise of warrants and 1,477,500 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 1, 2022.

(6)

Consists of 6,524,122 shares of common stock held of record by Mr. McNay, 208,334 shares of common stock issuable upon conversion of convertible promissory notes, 156,250 shares of common stock issuable upon exercise of warrants and 910,000 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 1, 2022.

(7)

Consists of 111,174 shares of common stock issuable upon conversion of convertible promissory notes, 83,380 shares of common stock issuable upon exercise of warrants and 835,000 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 1, 2022.

(8)

Consists of 104,456 shares of common stock held of record, 41,666 shares of common stock issuable upon conversion of convertible promissory notes, 31,250 shares of common stock issuable upon exercise of warrants and 910,000 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 1, 2022.

(9)	Consists of 310,000 shares of common stock issuable upon exercise of options within 60 days of March 1, 2022.
(10)

Consists of 9,849,362 shares of common stock held of record, 652,934 shares of common stock issuable upon conversion of convertible promissory notes, 789,700 shares of common stock issuable upon exercise of warrants and 6,430,000 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 1, 2022.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 about the securities authorized for issuance to our employees, directors and other eligible participants under our equity compensation plans, consisting of the 2010 Equity Incentive Plan and the 2018 Equity Incentive Plan.

Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon exercise	Weighted average exercise	equity compensation plan
	of outstanding options	price of outstanding options	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,376,250	0.29	4,412,901

Equity compensation plans not approved by security holders	—	—	—

Total	12,376,250	0.29	4,412,901

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Described below are transactions and series of similar transactions that have occurred during fiscal 2021 to which we were a party or are a party in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at December 31, 2020 and 2021; and
●	a director, executive officer, beneficial owner of more than five percent of any class of our voting securities or any member of their immediate family had or will have a direct or indirect material interest.

2021 Private Placement

In June 2021, J.J. Finkelstein, our President and CEO, Allan L. Goldstein, a director, and Aptafin S.p.A., an affiliate of principal stockholder Essetifin S.p.A., participated with other investors in a private placement pursuant to which they acquired 75,000, 125,000 and 1,500,000 shares, respectively, of our common stock at a price of $0.20 per share. As part of this private placement, we also issued them (along with the other investors), for no additional consideration, Series A Warrants to purchase 56,250, 93,750 and 1,125,000 shares, respectively, of our common stock at an exercise price of $0.24 per share with a two-year term and Series B Warrants to purchase a like number of shares, respectively, of our common stock at an exercise price of $0.28 per share with a five-year term.

We generally granted all investors in the private placement a right to participate in our future issuances of equity and debt securities for a period of 12 months from September 3, 2021, the effective date of a Registration Statement we agreed to and filed with the SEC in August 2021 to register the resale of both the shares issued in the private placement and those shares issuable upon exercise of the Warrants. We also generally agreed that, during the 30-day period following the Registration Statement’s effective date, we would not issue or propose to issue any equity securities.

The Series A and Series B Warrants are exercisable for cash, provided that if during the term of the Warrants there is not an effective registration statement under the Securities Act covering the resale of the shares issuable upon exercise of the Warrants, then the Warrants may be exercised on a cashless (net exercise) basis. The exercise price under the Warrants is subject to a “full-ratchet” anti-dilution provision, generally such that in the event we issue common stock at a price per share less than the applicable exercise price of the Warrants, the exercise price will be reduced to the price per share applicable to such new issuance.

In connection with the private placement, we and some of the investors, including Messrs. Finkelstein and Goldstein, entered into an agreement restricting them from selling or transferring any of their shares of our common stock for a period of 90 days.

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

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2021 and 2020 by our independent registered public accounting firm CohnReznick LLP. All such fees described below were approved by the audit committee.

	2021	2020
Audit fees	$103,000	$90,000
Tax fees (1)	14,800	14,125
Total fees	$117,800	$104,125
(1)	Tax fees include the preparation of our corporate federal and state income tax returns.

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

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: March 30, 2022	By:	/s/ J.J. Finkelstein
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

Name	Title	Date

/s/ Allan L. Goldstein Allan L. Goldstein	Chairman of the Board, Chief Scientific Officer, and Director	March 30, 2022

/s/ J.J. Finkelstein J.J. Finkelstein	President, Chief Executive Officer, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 30, 2022

/s/ R. Don Elsey R. Don Elsey	Director	March 30, 2022

/s/ Joseph C. McNay Joseph C. McNay	Director	March 30, 2022

/s/ Mauro Bove Mauro Bove	Director	March 30, 2022

/s/ Alessandro Noseda Alessandro Noseda	Director	March 30, 2022

RegeneRx Biopharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of RegeneRx Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of RegeneRx Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations since inception and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2012.

Tysons, Virginia

March 30, 2022

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	December 31,
	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$1,231,608	$427,898
Prepaid expenses and other current assets	19,932	49,909
Total current assets	1,251,540	477,807
Operating lease right-of-use asset	27,673	68,229
Other assets	5,752	5,752
Total assets	$1,284,965	$551,788

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$63,634	$39,320
Unearned revenue	76,761	76,761
Accrued expenses	261,729	208,857
Promissory note	—	33,856
Current portion of operating lease liability	27,809	40,790
Total current liabilities	429,933	399,584

Long-term liabilities
Unearned revenue	1,947,802	2,024,564
Promissory note	—	21,544
Operating lease liability	—	27,809
Convertible promissory notes, net	1,137,109	902,231
Total liabilities	3,514,844	3,375,732

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.001 per share, 300,000,000 and 200,000,000 shares authorized, 143,549,735 and 133,441,788 issued and outstanding at Decemebr 31, 2021, respectively	143,550	133,442
Additional paid-in capital	108,116,284	105,934,572
Accumulated deficit	(110,489,713)	(108,891,958)
Total stockholders’ deficit	(2,229,879)	(2,823,944)
Total liabilities and stockholders’ deficit	$1,284,965	$551,788

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

	Years ended December 31,
	2021	2020

Revenues	$76,761	$76,761

Operating expenses
Research and development	6,638	4,921
General and administrative	1,398,634	1,366,383
Total operating expenses	1,405,272	1,371,304
Loss from operations	(1,328,511)	(1,294,543)

Other income (expense)
Gain on forgiveness of PPP loan	55,400	—
Interest income	234	3,806
Interest expense	(324,878)	(232,631)
Total other expense	(269,244)	(228,825)
Loss before income taxes	(1,597,755)	(1,523,368)

Provision for income taxes	—	—

Net loss	(1,597,755)	(1,523,368)

Deemed dividend related to warrants down round provision	—	—
Net loss attributable to common stockholders	$(1,597,755)	$(1,523,368)

Basic net loss per common share	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	138,592,666	133,357,185

Weighted average number of common shares outstanding - diluted	138,592,666	133,357,185

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Changes in Stockholders’ Deficit

Years ended December 31, 2021 and 2020

					Total
	Common stock		Additional	Accumulated	stockholders’
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2019	131,506,494	$131,507	$104,896,975	$(107,368,590)	$(2,340,108)
Issuance of common stock - warrant exercises	1,935,294	1,935	239,976	—	241,911
Warrants issued with debt	—	—	176,573	—	176,573
Debt discount related to beneficial conversion feature	—	—	289,045	—	289,045
Share-based compensation expense	—	—	332,003	—	332,003
Net loss	—	—	—	(1,523,368)	(1,523,368)
Balance, December 31, 2020	133,441,788	133,442	105,934,572	(108,891,958)	(2,823,944)
Private offering of common stock and warrants, net of issuance costs	9,900,000	9,900	1,749,188	—	1,759,088
Issuance of common stock - option exercises	105,000	105	21,945	—	22,050
Issuance of common stock - warrant exercises	102,947	103	12,765	—	12,868
Share-based compensation expense	—	—	397,814	—	397,814
Net loss	—	—	—	(1,597,755)	(1,597,755)
Balance, December 31, 2021	143,549,735	$143,550	$108,116,284	$(110,489,713)	$(2,229,879)

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

	Years ended December 31,
	2021	2020

Operating activities:
Net loss	$(1,597,755)	$(1,523,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation	397,814	332,003
Non-cash interest expense	234,878	162,179
Gain on forgiveness of PPP loan	(55,400)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	29,977	(8,270)
Accounts payable	24,314	(4,358)
Accrued expenses	52,872	113,837
Operating lease liability	(234)	(2,191)
Unearned revenue	(76,762)	(76,761)
Net cash used in operating activities	(990,296)	(1,006,929)

Financing activities:
Proceeds from private offering of common stock and warrants, net of issuance costs	1,759,088	—
Proceeds from the exercise of stock options	22,050	—
Proceeds from promissory note	—	55,400
Proceeds from the sale of convertible notes	—	500,000
Debt issuance costs	—	(2,400)
Proceeds from the exercise of stock warrants	12,868	241,911
Net cash provided by financing activities	1,794,006	794,911
Net increase (decrease) in cash and cash equivalents	803,710	(212,018)

Cash and cash equivalents at beginning of year	427,898	639,916
Cash and cash equivalents at end of year	$1,231,608	$427,898

Supplemental Disclosure of Non-Cash Operating and Financing Activities

Establishment of right-of-use asset	$—	$81,980

Establishment of operating lease liability	$—	$81,980

Issuance of warrants in conjunction with issuance of convertible notes	$—	$176,573

Beneficial conversion feature on issuance of convertible notes	$—	$289,045

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2021

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

Since inception, and through December 31, 2021, we have an accumulated deficit of $110.5million and we had cash and cash equivalents of $1,231,608 as of December 31, 2021. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. On June 30, 2021, we closed a private placement of common stock and warrants with several institutional investors, including members of management and the board, and received gross proceeds of $1,980,000. At present we have sufficient cash to fund planned operations through the end of 2022.

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

Although we intend to continue to seek additional financing or additional strategic partners, we may not be able to complete a financing or corporate transaction, either on favorable terms or at all. If we are unable to complete a financing or strategic transaction, we may not be able to continue as a going concern after our funds have been exhausted, and we could be required to significantly curtail or cease operations, file for bankruptcy, or liquidate and dissolve. There can be no assurance that we will be able to obtain any sources of funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be forced to take any such actions.

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

Property and Equipment. Property and equipment consist of office furniture and equipment and is stated at cost and depreciated over the estimated useful lives of the assets (generally two to five years) using the straight-line method. Expenditures for maintenance and repairs which do not significantly prolong the useful lives of the assets are charged to expense as incurred. All property and equipment is fully depreciated at both December 31, 2021 and 2020.

Impairment of Long-lived Assets. When we record long-lived assets, our policy is to regularly perform reviews to determine if and when the carrying value of our long-lived assets becomes impaired. During the years ended December 31, 2021 and 2020, no impairment losses were recorded.

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

Contract assets are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied. There were no contract assets as of December 31, 2021 and 2020.

Contract liabilities result from arrangements where we have received payment in advance of performance under the contract. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.

We have the following amounts recorded for contract liabilities:

	December 31
	2021	2020
Unearned revenue	$2,024,563	$2,101,325

The contract liabilities amount disclosed above are primarily related to revenue being recognized on a straight-line basis over periods ranging from 23 to 30 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligations and represents the Company’s best estimate of the period of the obligation.

Revenue recognized from contract liabilities during the years ended December 31, 2021 and 2020, totaled $76,761 and $76,761, respectively. Revenue is expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied.

Variable Interest Entities. On January 28, 2015, the Company entered into a Joint Venture Agreement with GtreeBNT, a shareholder in the Company. The Joint Venture Agreement provides for the operation of the joint venture, jointly owned by the Company and GtreeBNT, which is commercializing RGN-259 for the treatment of dry eye and neurotrophic keratitis in the U.S. and Canada. The Company has determined that the Joint Venture is a “variable interest entity” since the total equity investment at risk is not sufficient to permit the Joint Venture to finance its activities without additional subordinated financial support. Further, because of GtreeBNT’s majority equity stake in the Joint Venture, voting control, control of the board of directors, and substantive management rights, and given that the Company does not have the power to direct the Joint Venture’s activities that most significantly impact its economic performance, the Company determined that it is not the primary beneficiary of the Joint Venture and therefore is not required to consolidate the Joint Venture. The Company reports its equity stake in the Joint Venture using the equity method of accounting because, while it does not control the Joint Venture, the Company can exert significant influence over the Joint Venture's activities by virtue of its board representation.

Because the Company is not obligated to fund the Joint Venture and has not provided any financial support and has no commitment to provide financial support in the future to the Joint Venture, the carrying value of its investment in the Joint Venture is zero at both December 31, 2021 and 2020. As a result, the Company is not recognizing its share (38.5%) of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point the Company will reduce its share of the Joint Venture’s net income by its share of previously suspended net losses. As of December 31, 2021, because it has not provided any financial support, the Company has no financial exposure as a result of its variable interest in the Joint Venture.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. We recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2021 and 2020.

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

Net Loss Per Common Share. Basic net loss per common share for 2021 and 2020 is based on the weighted average number of shares of common stock outstanding during the years. Diluted loss per share is based on the weighted average number of shares of common stock outstanding during each year in which a loss is incurred; potentially dilutive shares are excluded because the effect is antidilutive. In years where there is net income, diluted income per share is based on the weighted average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the year. The potentially dilutive securities include 49,889,304 shares and 33,705,854 shares in 2021 and 2020, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants.

Share-Based Compensation. We measure share-based compensation expense based on the grant date fair value of the awards which is then recognized over the period which service is required to be provided. We estimate the grant date fair value using the Black-Scholes option-pricing model (“Black-Scholes”). We recognized $397,814 and $332,003 in share-based compensation expense for the years ended December 31, 2021 and 2020, respectively.

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

Adopted accounting standards. In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes, which removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted ASU 2019-12 on January 1, 2021. The impact of adopting ASU 2019-12 did not have a material impact on the Company’s financial statements.

Impact of recently issued accounting standards. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2022 and the Company is currently evaluating the expected impact of this ASU but does not expect it to have a material impact on its financial statements upon adoption.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for convertible instruments. This ASU also requires entities to use the if-converted method for all convertible instruments in calculating diluted earnings-per-share. The ASU is effective for annual periods beginning after December 15, 2021 with early adoption permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

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

3.    FAIR VALUE MEASUREMENTS

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

●	Level 1 — Quoted prices in active markets for identical assets and liabilities.

●	Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities.
●	Level 3 — Unobservable inputs.

As of December 31, 2021 and 2020, our only qualifying assets that required measurement under the foregoing fair value hierarchy were funds held in our Company bank accounts included in cash and cash equivalents valued at $112,703 and $107,854, respectively, using Level 1 inputs.

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

In 2012, we entered into a license agreement (the “Agreement”) with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Under the Agreement, we are eligible to receive milestone payments and royalties, ranging from low double digit to high single digit percentages of any commercial sales of the licensed products. Lee’s will pay for all developmental costs associated with each product candidate. We will provide Tß4 to Lee’s at no charge for a Phase 2 ophthalmic clinical trial and will provide Tß4 to Lee’s for all other developmental and clinical work at a price equal to our cost. We will also have the right to exclusively license any improvements made by Lee’s to RegeneRx’s products outside of the licensed territory. Lee’s paid us $200,000 upon signing of a term sheet in March 2012, and Lee’s paid us an additional $200,000 upon signing of the definitive license agreement. The Company is accounting for the license agreement as a revenue arrangement. Since participation in the joint development committee is required it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company evaluated the promised goods and services under the agreement and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize Tß4 in any pharmaceutical form and participation in the joint development committee. To date, management has not been able to reasonably measure the outcome of the performance obligation, but still expects to recover the costs incurred in satisfying the performance obligation. Accordingly, the Company has deferred all revenue until such time that it can reasonably measure the outcome of the performance obligation or until the performance obligation becomes onerous. As of December 31, 2021 and 2020, we have unearned revenue totaling $400,000 pursuant to this Agreement. Revenue will be recognized for future royalty payments as they are earned. In February 2019, the license agreement was amended and assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. There are no economic changes to the Agreement.

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

Under the license agreement for RGN-137, our topical dermal gel product candidate, GtreeBNT will have the exclusive right to develop and commercialize RGN-137 in the U.S. (the “137 Territory”). Under the 137 agreement we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double digit percentage of any commercial sales of the Company’s licensed product sold by GtreeBNT in the 137 Territory. In August 2017, we amended the license agreement for RGN-137 held by GtreeBNT. Under the amendment, the 137 Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. Under the agreement, the Company received a series of non-refundable payments and is entitled to receive royalties on the future sales of products. The Company is accounting for the license agreement as a revenue arrangement. Since participation in the joint development committee is required, it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company evaluated the promised goods and services under the agreement and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize RGN-137 and participation in the joint development committee. Revenue is being recognized on a straight-line basis over a period of 23 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation. As of December 31, 2021 and 2020, we have unearned revenue totaling $649,275 and $684,058, respectively, pursuant to this agreement. Revenue will be recognized for future royalty payments as they are earned.

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

Under the license agreement, the Company received $1.0 million in up-front payments and is entitled to receive royalties on the Joint Venture’s future sales of products. On April 6, 2016, we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment the territorial rights were expanded to include Canada. The Company is accounting for the license agreement with the Joint Venture as a revenue arrangement. Since participation in the joint development committee is required, it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company evaluated the promised goods and services under the license agreements and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize RGN-259 and participation in the joint development committee. Revenue is being recognized on a straight-line basis over a period of 30 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation. As of December 31, 2021 and 2020, we have unearned revenue totaling $975,288 and $1,017,267, respectively, pursuant to this agreement. Revenue will be recognized for future royalty payments as they are earned.

5.    COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets are comprised of the following:

	December 31,
	2021	2020

Prepaid insurance	$6,071	$39,196
Other	13,861	10,713
	$19,932	$49,909

Accrued expenses are comprised of the following:

	December 31,
	2021	2020

Accrued professional fees	$2,765	$12,394
Accrued other	28,951	48,735
Accrued compensation	21,585	29,300
Accrued interest - convertible debt	208,428	118,428
	$261,729	$208,857

6.    EMPLOYEE BENEFIT PLANS

In 2021 and 2020, the Company provided health and dental insurance to an employee under a group plan.  No retirement plan was in place for 2021 or 2020.

7.    CONVERTIBLE NOTES

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

The Company allocated $348,443 of the gross proceeds to the warrants, on a relative fair value basis. In addition, because the effective conversion price of the 2019 Notes was less than the fair value of the underlying common stock on the issuance date, we allocated $348,443, the intrinsic value of that feature to additional paid-in capital. The debt discount created by the 2019 Warrants and beneficial conversion feature is amortized over the term of the 2019 Notes as additional interest expense using the effective interest method.

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

The affiliated investors and the principal amount of their respective 2020 Notes purchase are as set forth below:

Investor	Note Principal
Essetifin S.p.A.	$400,000
J.J. Finkelstein	$10,000
Mauro Bove	$10,000
Allan L. Goldstein	$5,000

The Company recorded interest expense and discount accretion as set forth below:

	For the years ended
	December 31, 2021	December 31, 2020
2019 Notes	$206,274	$207,610

2020 Notes	118,604	25,021

Total interest expense	$324,878	$232,631

8.    STOCKHOLDERS’ EQUITY

Common Stock. At the Company’s 2021 Annual Meeting on October 27, 2021, the stockholders adopted an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of capital stock from 201,000,000 to 301,000,000 shares, effective November 12, 2021.

On June 28, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with investors and existing stockholders and members of management of the Company (the “Investors”).  The Company closed the transactions contemplated under the Purchase Agreement on June 30, 2021. Pursuant to the terms of the Purchase Agreement, the Company sold an aggregate of 9,900,000 shares of its common stock (the “Shares”) to investors at a price of $0.20 per share, for gross proceeds of $1,980,000 before offering expenses (the “Private Placement”). As part of the Private Placement, the Company also issued to investors, for no additional consideration, Series A Warrants to purchase 7,425,000 shares of common stock (the “Warrant Shares”) at an exercise price of $0.24 per share with a two-year term (the “Series A Warrants”) and Series B Warrants to purchase 7,425,000 shares of common stock at an exercise price of $0.28 per share with a five-year term (the “Series B Warrants,” together with the Series A Warrants, the “Warrants”).  In addition, Series A Warrants to purchase 634,375 shares of common stock at an exercise price of $0.24 per share with a two-year term and Series B Warrants to purchase 634,375 shares of common stock at an exercise price of $0.28 per share with a five-year term were issued to the placement agent.

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

Share-Based Compensation. We recognized $397,814 and $332,003 in share-based compensation expense for the years ended December 31, 2021 and 2020, respectively. We expect to recognize the compensation cost related to non-vested options as of December 31, 2021 of $646,000 over the weighted average remaining recognition period of 1.53 years.

Stock Option and Incentive Plans. On June 13, 2018, at our Annual Meeting of Stockholders, our stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The terms of the 2018 Plan provide for the discretionary grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, other stock awards and performance cash awards to our employees, directors and consultants. The total number of shares of our common stock reserved for issuance under the 2018 Plan was initially 5,000,000 shares of common stock with additional shares being available for grant under the plan annually in an amount equal to 2% of the then outstanding shares of common stock on July 1 of each calendar year. Pursuant to this plan provision, on July 1, 2021, 2,868,936 additional shares of common stock became available for grant under the 2018 Plan. On July 1, 2020, 2,668,836 additional shares of common stock became available for grant under the 2018 Plan.

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

The following summarizes share-based compensation expense for the years ended December 31, 2021 and 2020, which was allocated as follows:

	December 31,
	2021	2020

General and administrative	$397,814	$332,003
	$397,814	$332,003

The following summarizes stock option activity for the years ended December 31, 2021 and 2020:

		Options Outstanding
				Weighted average
	Shares available for			exercise
	grants	Number of shares	Exercise price range	price

December 31, 2019	3,610,130	9,821,250	0.16 - 0.64	0.28
2018 Plan additions	2,668,836	—	—	—
Grants	(2,130,000)	2,130,000	0.30	0.30
Expirations	—	—	—	0.00
December 31, 2020	4,148,966	11,951,250	0.16 - 0.64	0.28
2018 Plan additions	2,868,936	—	—	—
Grants	(2,605,000)	2,605,000	0.28	0.28
Exercises	—	(105,000)	0.21	0.21
Expirations 2010 Plan		(2,075,000)	0.16 - 0.21	0.21
December 31, 2021	4,412,902	12,376,250	$0.19 - 0.64	$0.29

Vested and expected to vest at December 31, 2021		11,890,234

Exercisable at December 31, 2021		8,753,750

The following summarizes information about stock options outstanding at December 31, 2021:

			Weighted
			Average
		Weighted Average	Remaining	Aggregate
	Number of Shares	Exercise Price	Contractual Life	Intrinsic Value
Options Outstanding, December 31, 2020	11,951,250	$0.28
Granted	2,605,000	$0.28
Exercised	(105,000)	$0.21
Forfeited	(2,075,000)	$0.21
Options Outstanding, December 31, 2021	12,376,250	$0.29	6.4 years	$—
Vested and unvested but expected to vest, December 31, 2021	11,890,234	$0.29	6.4 years	$—
Exercisable at December 31, 2021	8,753,750	$0.30	5.3 years	$—

Determining the Fair Value of Options. We use the Black-Scholes valuation model to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price and volatility of our common stock. We used the following forward-looking range of assumptions to value each stock option granted to employees, directors and consultants during the years ended December 31, 2021 and 2020:

	2021	2020

Dividend yield	0.0%	0.0%
Risk-free rate of return	0.71%	0.33%
Expected life in years	5.88	5.88
Volatility	87.68%	74.57%
Forfeiture rate	2.6%	2.6%

Our dividend yield assumption is based on the fact that we have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. Our risk-free interest rate assumption is based on yields of U.S. Treasury notes in effect at the date of grant. Our expected life represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the Securities and Exchange Commission (“SEC”) guidance provided in the SEC’s Staff Accounting Bulletin (“SAB”) 107  and SAB 110, using a “simplified” method. The Company has used the simplified method and will continue to use the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. Our volatility assumption is based on reviews of the historical volatility of our common stock. Using Black-Scholes and these factors, the weighted average fair value of stock options granted to employees and directors was $0.20 and $0.19 for the years ended December 31, 2021 and 2020, respectively. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our deferred income tax valuation allowance which fully reserves against our deferred tax assets.

The following table summarizes our warrant activity for 2021 and 2020:

	Warrants Outstanding
			Weighted
			average
	Number of	Exercise price	exercise
	shares	range	price

December 31, 2019	10,420,594	0.125 - 0.37	0.17
Issuances	1,043,988	0.45	0.45
Exercises	(1,935,294)	0.125	0.125
December 31, 2020	9,529,288	0.125 - 0.45	0.21
Issuances	16,118,750	0.24 - 0.28	0.26
Exercises	(102,947)	0.13	0.13
Forfeitures	(257,353)	0.37	0.37
December 31, 2021	25,287,738	$0.18 - 0.45	$0.24

9.    INCOME TAXES

The Company’s provision for income taxes consists of the following for the years ended December 31, 2021 and 2020:

	2021	2020
Current income tax provision (benefit):
Federal	$—	$—
State	—	—
Foreign	—	—
Total	—	—

Deferred income tax provision (benefit):
Federal	(202,000)	(271,000)
State	(63,000)	(84,000)
Foreign	—	—
Total	(265,000)	(355,000)

Change in valuation allowance	265,000	355,000
Total provision (benefit) for income taxes	$—	$—

Significant components of the Company’s deferred tax assets at December 31, 2021 and 2020 and related valuation allowances are presented below:

	Year ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$14,266,000	$14,048,000
Research and experimentation credit carryforwards	2,269,000	2,268,000
Charitable contribution carryforwards	3,000	4,000
Accrued expenses, deferred revenue and other	547,000	523,000
Share-based compensation	847,000	824,000
	17,932,000	17,667,000

Less - valuation allowance	(17,932,000)	(17,667,000)
Net deferred tax assets	$—	$—

At December 31, 2021, we had net operating loss carryforwards for Federal income tax purposes of approximately $51.8 million and research and research and experimental tax credit carryforwards of approximately $2.3 million, which are available to offset future federal income. Approximately $47.9 million of the net operating loss carryforwards, generated prior to 2018, expires in increments through 2037, while carryforwards generated in 2018 or later do not expire.

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

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate for the years ended December 31, 2021 and 2020, due to the following:

	2021	2020
US Federal statutory rate	21.00%	21.00%
State income tax, net of Federal benefit	6.52%	6.52%
Share-based compensation	-5.27%	-2.76%
Permanent differences and other	-5.68%	-1.46%
Change in valuation allowance	-16.57%	-23.30%

	0.00%	0.00%

As discussed in Note 2, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. At December 31, 2021 and 2020, we had no gross unrecognized tax benefits. We do not expect any significant changes in unrecognized tax benefits over the next 12 months. In addition, we did not recognize any interest or penalties related to uncertain tax positions at December 31, 2021 and 2020.

The 2007 through 2021 tax years generally remain subject to examination by federal and most state tax authorities. In addition, we would remain open to examination for earlier years if we were to utilize net operating losses or tax credit carryforwards that originated prior to 2012.

10.    LEASES

In June 2020, we amended our office lease agreement, and the term has been extended through July 2022. During the extended term, our rental payments will be approximately $4,200 per month. We had previously amended the office lease to extend through July 2020. Our facility lease is our only existing lease as of December 31, 2021 and is classified as an operating lease. The discount rate used in the calculation of our lease liability is approximately 20%, which is based on our estimate of the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

The following table summarizes the Company's recognition of its operating lease as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Assets
Operating lease right-of-use asset	$27,673	$68,229
Total lease assets	$27,673	$68,229

Liabilities
Current portion of operating lease liability	$27,809	$40,790
Long-term portion of operating lease liability	—	27,809
Total lease liabilities	$27,809	$68,599

Rent expense, consisting of minimum operating lease payments and variable lease payments for pass through items such as common area maintenance and real estate taxes for the years ended December 31, 2021 and 2020 is recorded as general and administrative expense and consisted of the following:

	2021	2020
Operating lease cost	$50,671	$50,060
Variable lease costs	1,216	895

Total lease costs	$51,887	$50,955

A maturity analysis of our operating lease minimum lease payments follows:

2022	$29,694
Total	29,694

Discount factor	(1,885)
Total lease liability	$27,809

11.   PROMISORY NOTE

On April 24, 2020, the Company entered into a Promissory Note (the “Loan”) with PNC Bank (the “Bank”) pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The principal amount of the Loan is $55,400.

In accordance with the requirements of the CARES Act, the Company used the proceeds from the Loan in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on the Loan at the rate of 1.00% per annum. The Company applied for forgiveness of amount due under the Loan, in an amount equal to the sum of qualified expenses under the PPP, which include payroll costs, rent obligations, and covered utility payments incurred during the forgiveness period following disbursement of the Loan.

In April 2021, the Company filed the required documents with the Bank related to forgiveness of the Loan and in July 2021, the Company received a Notice of Paycheck Protection Program Forgiveness Payment stating that the Bank had received payment from the U.S. Small Business Administration on July 9, 2021.

12.    COMMITMENTS

Employment Continuity Agreements. We have entered into employment contracts with our executive officers which provide for severance if the executive is dismissed without cause or under certain circumstances after a change of control in our ownership. At December 31, 2021, these obligations, if triggered, could amount to a maximum of approximately $170,000.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment of Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to Quarterly Report on Form 10-Q (File No. 001-15070) for the quarter ended June 30, 2006 (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

3.8	Certificate of Amendment of Restated Certificate of Incorporation	Exhibit 3.1 to Current Report on Form 8-K (File No. 001-15070) (filed November 15, 2021)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.1˄	Amended and Restated 2000 Stock Option and Incentive Plan, as amended	Annex A to the Company’s Proxy Statement on Schedule 14A (File No. 001-15070) (filed May 9, 2008)

10.2˄	2010 Equity Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.3	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)
10.4	Patent License Agreement — Exclusive, dated January 24, 2001, between the Company and the U.S. Public Health Service	Exhibit B to Exhibit 10.1 to Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-15070) (filed January 16, 2013)

10.5	Thymosin Beta 4 License and Supply Agreement, dated January 21, 2004, between the Company and Defiante Farmaceutica S.A.	Exhibit 10.10 to Registration Statement on Form SB-2 (File No. 333-113417) (filed March 9, 2004)**

10.6	Lease, by and between the Company and The Realty Associates Fund V, L.P., dated December 10, 2009	Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15070) (filed March 31, 2010)

10.7	Form of Warrant to Purchase Common Stock dated April 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 16, 2009)

10.8	Form of Common Stock Purchase Warrant, dated October 5, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 30, 2009)

10.9	Form of Warrant, dated October 15, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 5, 2009)

10.10	Representative’s Warrant to Purchase Common Stock, dated May 21, 2010	Exhibit 4.3 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

10.11	Registration Rights Agreement, dated January 4, 2011	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.12	Warrant to Purchase Common Stock, dated January 7, 2011, issued to Lincoln Park Capital	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.13	Form of Warrant to Purchase Common Stock, dated January 7, 2011, issued to the Sigma-Tau Purchasers	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.14˄	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Exhibit 10.8 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.15˄	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Exhibit 10.12 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.16	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.17	Form of Warrant	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.18	Convertible Note and Warrant Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.19	License Agreement with Lee’s Pharmaceutical (HK) Limited	Exhibit 10.1 to Amendment No. 1 to Form 10-Q (File No. 001-15070) for the quarter ended September 30, 2012 (filed January 16, 2013)**

10.20	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)
10.21	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.22	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.23	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.24˄	Letter Agreement between the Company and J.J. Finkelstein, dated July 5, 2013	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.25˄	Letter Agreement between the Company and Allan L. Goldstein, dated July 5, 2013	Exhibit 10.4 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.26	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.27	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.28	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.29	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.30˄	Letter Agreement between the Company and J.J. Finkelstein, dated January 7, 2014	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.31	Letter Agreement between the Company and Allan L. Goldstein, dated January 7, 2014	Exhibit 10.3 to Quarterly Report on Form10-Q (File No. 001-15070) (filed January 9, 2014)

10.32	Securities Purchase Agreement	Exhibit 10.5 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)

10.33	License Agreement RGN-259 dated March 7, 2014 with GtreeBNT (formerly Digital Aria)	Exhibit 10.6 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)**

10.34	License Agreement RGN-137 dated March 7, 2014 with GtreeBNT (formerly Digital Aria)	Exhibit 10.7 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)**

10.35˄	Executive Employment Agreement between the Company and J.J. Finkelstein dated April 16, 2014	Exhibit 10.1 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.36˄	Executive Employment Agreement between the Company and Allan L. Goldstein dated April 16, 2014	Exhibit 10.2 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.37˄	Executive Employment Agreement between the Company and Dane Saglio dated April 16, 2014	Exhibit 10.3 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.38	Form of First Amendment to Promissory Note dated October 3, 2014	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 9, 2014)

10.39	Joint Venture Agreement between the Company and GtreeBNT Co., Ltd. dated January 28, 2015	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2015)
10.40	License Agreement between the Company and ReGenTree, LLC dated January 28, 2015	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2015)

10.41	2014 Amendment to Lease Agreement	Exhibit 10.41 to Annual Report on Form 10-K (File No. 001-15070) (filed April 11, 2016)

10.42	Securities Purchase Agreement between the Company and Purchasers identified therein dated June 27, 2016.	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 1, 2016).

10.43	Registration Rights Agreement between the Company and Purchasers identified therein dated June 27, 2016.	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 1, 2016).

10.44	Amendment No. 2 to the RGN-259 License Agreement between the Company and ReGenTree, LLC dated April 28, 2016.	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed August 22, 2016)

10.45	Amendment No. 2. to Joint Venture Agreement between the Company and GtreeBNT Co., Ltd. dated May 11, 2016.	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed August 22, 2016)

10.46	Amendment No 2. Dated as of August 28, 2017, REN-137 License Agreement between the Company and GTreeBNT Co., LTD, dated March 7, 2014	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 14, 2017)**

10.47	Warrant Reprice Agreement between the Company and the Purchasers identified therein dated March 2, 2018	Exhibit 10.47 to Annual Report (File No. 001-15070) (filed March 29, 2018)

10.48	Form of Common Stock Warrant	Exhibit 10.48 to Annual Report (File No. 001-15070) (filed March 29, 2018)

10.49	2018 Equity Incentive Plan dated June 13, 2018	Exhibit 10.49 to Annual Report on Form 10-K (File No. 001-15070) (filed March 29, 2019)

10.50	Form of Convertible Note Purchase Agreement February 2019	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2019)

10.51	Form of Convertible Promissory Note February 2019	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2019)

10.52	Form of Stock Warrant February 2019	Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2019)

10.53	Amendment N. 1 to License Agreement dated February 25, 2019 between the Company and Lee’s Pharmaceutical (HK) Limited	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 14, 2019)

10.54	Amendment No. 1 to RGN-259 License (PAN ASIA) dated September 17, 2019 between Company and GtreeBNT Co., Ltd.	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 14, 2019)

10.55	Form of Convertible Note Purchase Agreement October 2020	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 13, 2020)

10.56	Form of Convertible Promissory Note October 2020	Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 13, 2020)

10.57	Form of Common Stock Warrant October 2020	Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 13, 2020)

10.58	Securities Purchase Agreement between the Company and Various Investors Dated June 28, 2021	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 15, 2021)

10.59	Registration Rights Agreement between the Company and Various Investors Dated June 28, 2021	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 15, 2021)

10.60	Form of Series A Common Stock Purchase Warrant Dated June 30, 2021	Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 15, 2021)

10.61	Form of Series B Common Stock Purchase Warrant Dated June 30, 2021	Exhibit 10.4 to Quarterly Report on Form 10-Q (File No. 001-15070) (Filed November 15, 2021)

10.62	Lock-Up Agreement Between Company and Various Investors Dated June 30, 2021	Exhibit 10.5 to Quarterly Report on Form 10-Q (File No. 001-15070) (Filed November 15, 2021)

23.1	Consent of CohnReznick LLP	Filed herewith

24.1	Powers of Attorney	Included on signature page

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith***

101

The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2021 and 2020; (ii) Statements of Operations for the years ended December 31, 2021 and 2020; (iii) Statements of Changes in Stockholders’ Deficit; (iv) Statements of Cash Flows for the years ended December 31, 2021 and 2020; and (v) Notes to Financial Statements.

Filed herewith

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.
**	The registrant has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Securities and Exchange Commission.
***	This certification is being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
˄	Compensatory plan, contract or arrangement.