Form 10-Q
period 2022-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2022-05-16
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

143,549,735 shares of common stock, par value $0.001 per share, were outstanding as of May 6, 2022.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2022

PART I – FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)	(See Note 1)

ASSETS
Current assets
Cash and cash equivalents	$925,304	$1,231,608
Prepaid expenses and other current assets	13,265	19,932
Total current assets	938,569	1,251,540
Operating lease right-of-use asset	16,206	27,673
Other assets	5,752	5,752
Total assets	$960,527	$1,284,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$31,697	$63,634
Unearned revenue	76,761	76,761
Accrued expenses	278,284	261,729
Promissory note	—	—
Current portion of operating lease liability	16,284	27,809
Total current liabilities	403,026	429,933

Long-term liabilities
Unearned revenue	1,928,611	1,947,802
Promissory note	—	—
Operating lease liability	—	—
Convertible promissory notes, net	1,195,213	1,137,109
Total liabilities	3,526,850	3,514,844

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.001 per share, 300,000,000 shares authorized, 143,549,735 and 143,549,735 issued and outstanding, respectively	143,550	143,550
Additional paid-in capital	108,203,905	108,116,284
Accumulated deficit	(110,913,778)	(110,489,713)
Total stockholders’ deficit	(2,566,323)	(2,229,879)
Total liabilities and stockholders’ deficit	$960,527	$1,284,965

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	For the three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenues	$19,191	$19,191

Operating expenses
Research and development	—	488
General and administrative	363,032	318,119
Total operating expenses	363,032	318,607
Loss from operations	(343,841)	(299,416)

Other income (expense)
Interest income	72	20
Interest expense	(80,296)	(80,296)
Total other expense	(80,224)	(80,276)
Loss before taxes	(424,065)	(379,692)

Provision for income taxes	—	—

Net loss	$(424,065)	$(379,692)

Basic net loss per common share	$(0.00)	$(0.00)
Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	143,549,735	133,518,788
Weighted average number of common shares outstanding - diluted	143,549,735	133,518,788

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Changes in Stockholders’ Deficit

(unaudited)

					Total
	Common stock		Additional	Accumulated	stockholders’
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2021	143,549,735	$143,550	$108,116,284	$(110,489,713)	$(2,229,879)
Stock-based compensation expense	—	—	87,621	—	87,621
Net loss	—	—	—	(424,065)	(424,065)
Balance, March 31, 2022	143,549,735	$143,550	$108,203,905	$(110,913,778)	$(2,566,323)

Balance, December 31, 2020	133,441,788	$133,442	$105,934,572	$(108,891,958)	$(2,823,944)
Issuance of common stock - option exercises	105,000	105	21,945	—	22,050
Stock-based compensation expense	—	—	61,744	—	61,744
Net loss	—	—	—	(379,692)	(379,692)
Balance, March 31, 2021	133,546,788	$133,547	$106,018,261	$(109,271,650)	$(3,119,842)

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

	For the Three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(424,065)	$(379,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	87,621	61,744
Non-cash interest expense	58,104	58,105
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,667	6,668
Accounts payable	(31,937)	20,421
Accrued expenses	16,555	9,670
Operating lease liability	(58)	(59)
Unearned revenue	(19,191)	(19,191)
Net cash used in operating activities	(306,304)	(242,334)

Financing activities:
Proceeds from the exercise of stock options	—	22,050
Net cash provided by financing activities	—	22,050

Net decrease in cash and cash equivalents	(306,304)	(220,284)

Cash and cash equivalents at beginning of period	1,231,608	427,898
Cash and cash equivalents at end of period	$925,304	$207,614

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three months ended March 31, 2022 and 2021 (Unaudited)

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

Since inception, and through March 31, 2022, we have an accumulated deficit of $110.9 million and we had cash and cash equivalents of $925,304 as of March 31, 2022. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4 based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. On June 30, 2021, we closed a private placement of common stock and warrants with several institutional investors, including members of management and the board, and received gross proceeds of $1,980,000. At present we have sufficient cash to fund planned operations through the end of 2022.

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

Basis of Presentation.

The accompanying unaudited interim condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Accordingly, they do not include all the information and footnotes required by GAAP. The accounting policies underlying our unaudited interim condensed financial statements are consistent with those underlying our audited annual financial statements, but do not include all disclosures including notes required by GAAP for complete financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited annual financial statements as of and for the year ended December 31, 2021, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”).

The Company’s significant accounting policies are included in “Part IV - Item 15 – Exhibits, Financial Statement Schedules. - Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Company’s Annual Report. There have been no changes to these policies.

The accompanying December 31, 2021 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other future period.

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

2.     NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share for the three-month periods ended March 31, 2022 and 2021 is based on the weighted-average number of shares of common stock outstanding during the periods. Diluted loss per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred. Potentially dilutive shares are excluded because the effect is antidilutive. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the reporting period. The potentially dilutive securities include 49,664,303 shares and 31,685,854 shares in 2022 and 2021, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants.

3.     STOCK-BASED COMPENSATION

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) and amortize that cost over the expected term of the grant. We recognized $87,621 and $61,744 in stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively.

We issued 100,000 stock options to a consultant during the three months ended March 31, 2022. We did not issue stock options to employees, consultants and directors during the three months ended March 31, 2021. We used the following forward-looking range of assumptions to value the stock options issue in 2022:

2022
Dividend yield	0.0%
Risk-free rate of return	1.61%
Expected life in years	5.88
Volatility	90.43%
Forfeiture rate	2.6%

A summary of the Company’s stock options for the three months ended March 31, 2022, is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining		Aggregate
	Shares	Exercise Price	Contractual Life		Intrinsic Value
Options Outstanding, December 31, 2021	12,376,250	$0.29
Granted	100,000	$0.27
Exercised	—	$—
Forfeited	(325,000)	$0.19
Options Outstanding, March 31, 2022	12,151,250	$0.30	6.3	years	$2,754,812
Vested and unvested but expected to vest, March 31, 2022	11,678,998	$0.30	6.3	years	$2,647,748
Exercisable at March 31, 2022	8,478,750	$0.31	5.3	years	$1,936,875

The average expected life was determined using historical data. We expect to recognize the compensation cost related to non-vested options as of March 31, 2022, of $463,683 over the weighted average remaining recognition period of 1.65 years.

4.     INCOME TAXES

As of March 31, 2022, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2022; no changes in settled tax years have occurred through March 31, 2022. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

Level 3 — Unobservable inputs.

As of March 31, 2022 and December 31, 2021, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in cash and cash equivalents valued at $818,978 and $1,118,906, respectively, using Level 1 inputs.

6.     CONVERTIBLE NOTES

2019 Convertible Notes

In February 2019, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder. The sale of the notes resulted in gross proceeds to the Company of $1,300,000 over two closings (the “2019 Notes”). The first closing in the amount of $650,000 occurred in February 2019 and the second closing, also in the amount of $650,000, occurred in May 2019 after the Company provided notice of the enrollment of the first patent in the ARISE-3 clinical trial in DES sponsored by ReGenTree. The 2019 Notes will mature on March 1, 2024. The 2019 Notes bear interest at a rate of five percent (5)% per annum and are convertible into shares of our common stock at a conversion price of twelve cents ($0.12) per share (subject to adjustment as described in the 2019 Notes) at any time prior to repayment, at the election of the investors. In the aggregate, the 2019 Notes issued in both closings are convertible into up to 10,833,333 shares of our common stock excluding interest.

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

2020 Convertible Notes

In October 2020, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder. The sale of the notes resulted in gross proceeds to the Company of $500,000 (the “2020 Notes”). The 2020 Notes will mature on October 15, 2025. The 2020 Notes bear interest at a rate of five percent (5)% per annum and are convertible into shares of our common stock at a conversion price of thirty-six cents ($0.36) per share (subject to adjustment as described in the 2020 Notes) at any time prior to repayment, at the election of the investors. In the aggregate, the 2020 Notes are convertible into up to 1,391,982 shares of our common stock excluding interest.

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

The affiliated investors and the principal amount of their respective 2020 Notes purchase are as set forth below:

Investor	Note Principal
Essetifin S.p.A.	$400,000
J.J. Finkelstein	$10,000
Mauro Bove	$10,000
Allan L. Goldstein	$5,000

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended
	March 31, 2022	March 31, 2021

2019 Notes	$51,051	$51,051

2020 Notes	29,245	29,245

Total interest expense	$80,296	$80,296

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

9.     LEASES

In June 2020, we amended our office lease agreement and the term has been extended through July 2022. During the extended term, our rental payments will be approximately $4,200 per month. We had previously amended the office lease to extend through July 2021. Our facility lease is our only existing lease as of March 31, 2022, and is classified as operating lease.

The discount rate used in the calculation of our lease liability is approximately 20%, which is based on our estimate of the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

The following table summarizes the Company’s recognition of its operating lease:

March 31, 2022
Assets
Operating lease right-of-use asset	$16,206
Total lease assets	$16,206

Liabilities
Current
Current portion of operating lease liability	$16,284
Total lease liabilities	$16,284

Rent expense, consisting of minimum operating lease payments and variable lease payments for pass through items such as common area maintenance and real estate taxes for the three months ended March 31, 2021 and 2020 is recorded as general and administrative expense and consisted of the following:

	2022	2021

Operating lease cost	$12,668	$12,668
Variable lease costs	1,347	1,022

Total lease costs	$14,015	$13,690

A maturity analysis of our operating lease minimum lease payments follows:

2022	$16,968
Total	16,968

Discount factor	(684)
Total lease liability	$16,284

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

Topline results from ARISE-3 were reported on March 18, 2021. Further statistical analysis was performed as part of the process to fully understand patient data and the effects of RGN-259 compared to placebo by evaluating various subgroups of patients within ARISE-3 with pooled data from all three ARISE clinical trials. While the trial failed to meet its co-primary sign and symptom endpoints, the conclusions from these expanded analyses were that the use of RGN-259 has demonstrated statistically significant and clinically relevant improvements in both signs and symptoms of dry eye syndrome after one and two weeks of treatment when measured across all three phase 3 clinical trials in over 1,600 patients, while confirming its excellent safety profile. From a regulatory perspective, the question is whether the combined data from these three trials is sufficient to file for a biologics license (BLA) for marketing approval in the U.S. ReGenTree has been working with outside FDA regulatory consulting firms to define its regulatory strategy, based on these analyses, which have been discussed with the FDA at a pre-BLA meeting on February 28, 2022. The ReGenTree team previously submitted a 150 page pre-BLA dossier to the Agency in anticipation of the meeting, as well as a number of questions. The FDA has provided to ReGenTree minutes of the meeting. Based on these minutes and continued discussion with the FDA, ReGenTree has advised us that it is continuing to work on its clinical development plan for RGN-259. ReGenTree has not given us a specific timeframe for public update.

The NK trial (SEER-1), a smaller study in an orphan population, enrolled a total of 18 patients. On May 14, 2020, the Company reported that the trial was closed and reported the results of SEER-1. Six out of 10 patients in the RGN-259 treated group and 1 out of 8 patients in the placebo treated group achieved complete corneal healing in four weeks. In terms of the primary endpoint, “ratio of corneal wound healed patients after four weeks’ administration”, the statistical difference was slightly over 0.05 (p = 0.0656, Fisher’s exact test), due to the limited number of patients in each group. When another statistical analysis method was used to analyze the same primary endpoint (Chi square test), there was statistical significance, p = 0.0400. In addition, in a pre-specified secondary endpoint evaluating corneal epithelial healing at day 43 (two weeks post-treatment) and the durability of RGN-259 treatment, we also confirmed a clear statistical difference using the Fisher’s exact test, p = 0.0359. Several other efficacy parameters were either highly significant or strongly trending toward statistical significance in the RGN-259 group indicating the depth of patient response to RGN-259. ReGenTree has informed us that in conjunction with its analysis and revision of the ongoing RGN-259 program for dry eye syndrome, it is simultaneously revising its clinical program for NK. ReGenTree has not given us a specific timeframe for public update.

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

Unlike the previous five-year exclusive period for new chemical entities approved under an NDA, section 7002 of the Patient Protection and Affordable Care Act (PPACA) provides 12 years of exclusivity for products approved under a BLA. Biologics can also receive orphan drug and pediatric exclusivities. Therefore, if RGN-259 receives a license under a BLA, and with the Tβ4 patents already secured in the U.S., our exclusive market position should be strengthened.

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

Critical Accounting Policies

In Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 30, 2022, which we refer to as the Annual Report, we included a discussion of the most critical accounting policies used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

Revenues. For the three months ended March 31, 2022 and 2021, we recorded revenue in the amount of approximately $19,000 related to the amortization of unearned license fees.

R&D Expenses. We did not record any R&D expenses for the three months ended March 31, 2022. Our R&D expenses were approximately $500 for the same period in 2021. The reduction of our R&D expenses over the past several years reflects the shift in our business resulting from our partnering strategy.

G&A Expenses. For the three months ended March 31, 2022, our G&A expenses increased by approximately $45,000, or 14%, to $363,000 from $318,000 for the same period in 2021. The changes in the G&A expenses are reflected in several areas. Increases in stock option expense (increase of $26,000), professional services (increase of $6,000), personnel related (increase of $13,000) and insurance (increase of $4,000) were offset by a decrease in investor relations (decrease of $1,000). We expect that our G&A expenses will remain steady over the next year.

Net Loss. Our Statements of Operations reflects a net loss of $424,000 for the quarter ended March 31, 2022, versus a net loss of $380,000 for the quarter ended March 31, 2021.

Liquidity and Capital Resources

Overview

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. Over the past couple of years, we have primarily financed our operations through the sale of a series of convertible promissory notes through private placements with accredited investors and the March and August 2014 private placements of common stock with GtreeBNT as well as our entry into the joint venture with ReGenTree in early 2015. The report of our independent registered public accounting firm regarding our financial statements for the year ended December 31, 2021 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses and dependence on future financing in order to meet our planned operating activities.

We had cash and cash equivalents of $925,304 at March 31, 2022. Our current cash which includes the proceeds from the June 2021 private placement of $1,980,000 of common stock and warrants with several institutional and accredited investors, including members of management and the board and will be sufficient to fund planned operations through the end of 2022. We will need to secure additional funding in order to advance operations substantially beyond the fourth quarter of 2022. We may also receive funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Three Months Ended March 31, 2022 and 2021

Net cash used in operating activities was approximately $306,000 for the three months ended March 31, 2022, compared to approximately $242,000 used in operating activities for the three months ended March 31, 2021.

Net cash used in financing activities was approximately $0 for the three months ended March 31, 2022, compared to approximately $22,000 used in operating activities for the three months ended March 31, 2021.

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

We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until positive results are obtained from the current ophthalmic clinical program before moving into the EU with RGN-259. If successful, we believe this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259. We are also continuing to file patent applications for methods of utilizing the asset for certain medical indications. Our capital resources remain limited; therefore, we will need to secure additional operating capital to continue operations substantially beyond the end of 2022. A sale of common stock and warrants, a convertible instrument or additional partnering of licensed rights are possible sources of operating capital in the future. In addition, the length of time required for clinical trials varies substantially according to the type, complexity, novelty and intended use of a product candidate.

Some of the factors that could impact our liquidity and capital needs include, but are not limited to:

●	the progress of our clinical trials;
●	the progress of our research activities;
●	the number and scope of our research programs;
●	the progress of our preclinical development activities;
●	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;
●	the costs related to development and manufacture of preclinical, clinical and validation lots for regulatory purposes and commercialization of drug supply associated with our product candidates;
●	our ability to enter into corporate collaborations and the terms and success of these collaborations;
●	the costs and timing of regulatory approvals; and
●	the costs of establishing manufacturing, sales and distribution capabilities.
●	the continuing impact of the COVID-19 pandemic, the war in Ukraine and inflation on our activities and those of our development partners.

In addition, the duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including , among others, the following:

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk.

Our cash equivalents, which are generally comprised of Federally insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2022, these cash equivalents were $818,978. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of March 31, 2022, the change in fair value of our financial instruments would not have been material.

Item 4.            Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based upon this evaluation, management has concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future and may increase, as we pursue our product development efforts related to Tß4. As of March 31, 2022, our accumulated deficit totaled approximately $110.9 million.

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

GtreeBNT also is responsible to run the ReGenTree joint venture with us that is working to commercialize our RGN-259 and NK compounds. Based on minutes of the February 2022 between ReGenTree and the FDA, ReGenTree has advised us that it is continuing to work on revising its clinical programs for RGN-259 and NK and has not given us a specific timeframe for public update. We cannot predict the impact that these revised plans, or any delay in announcing or implementing them, may have on our business and prospects.

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

For the period from January 1, 2021 through May 6, 2022, the closing price of our common stock has ranged from $0.15 to $0.75, with an average daily trading volume of approximately 106,000 shares. Considering our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

The stock market in general has recently experienced relatively large price and volume fluctuations, with a recent overall significant downturn. In particular, the market prices of securities of smaller biotechnology companies have experienced dramatic fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in its value. You should also be aware that price volatility may be worse if the trading volume of the common stock remains limited or declines.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders together control approximately 45% of our outstanding common stock. Included in this group are previous stockholders of Sigma-Tau and their affiliates, which now have consolidated their holding into Essetifin S.p.A. which holds outstanding shares representing approximately 24.4% of our outstanding common stock and GtreeBNT which owns approximately 13.6% of our outstanding common stock. These stockholders also hold options, warrants, convertible promissory notes and stock purchase rights that provide them with the right to acquire significantly more shares of common stock. Accordingly, if these stockholders acted together, they could control the outcome of all stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

As of March 31, 2022, there were outstanding options to purchase an aggregate of 12,151,250 shares of our common stock under our 2010 and 2018 incentive equity plans at exercise prices ranging from $0.16 per share to $0.64 per share and outstanding warrants to purchase 25,287,738 shares of our common stock at a weighted average exercise price of $0.24 per share. The 2020 Notes will initially be convertible at $0.36 into 1,391,982 shares and the 2020 Warrants will be exercisable to purchase 1,043,988 shares with an exercise price $0.45 per share. The 2019 Notes that will initially be convertible at $0.12 into 10,833,333 shares and the 2019 Warrants will be exercisable to purchase 8,125,000 shares with an exercise price of $0.18 per share. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2022 and December 31, 2021; (ii) Condensed Statements of Operations for the three months ended March 31, 2022 and 2021; (iii) Condensed Statement of Changes in Stockholders’ Deficit for the three months ended March 31, 2022 and 2021; (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (v) Notes to Condensed Financial Statements.

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

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date:	May 16, 2022	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)