Form 10-Q
period 2022-06-30
REGENERX BIOPHARMACEUTICALS INC
filed 2022-08-12
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

143,549,735 shares of common stock, par value $0.001 per share, were outstanding as of August 8, 2022.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2022

PART I – FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)	(See Note 1)

ASSETS
Current assets
Cash and cash equivalents	$706,648	$1,231,608
Prepaid expenses and other current assets	18,951	19,932
Total current assets	725,599	1,251,540
Operating lease right-of-use asset	4,153	27,673
Other assets	5,752	5,752
Total assets	$735,504	$1,284,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$45,430	$63,634
Unearned revenue	76,761	76,761
Accrued expenses	306,487	261,729
Current portion of operating lease liability	4,172	27,809
Total current liabilities	432,850	429,933

Long-term liabilities
Unearned revenue	1,909,421	1,947,802
Convertible promissory notes, net	1,253,962	1,137,109
Total liabilities	3,596,233	3,514,844

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.001 per share, 300,000,000 shares authorized, 143,549,735 and 143,549,735 issued and outstanding, respectively	143,550	143,550
Additional paid-in capital	108,455,475	108,116,284
Accumulated deficit	(111,459,754)	(110,489,713)
Total stockholders’ deficit	(2,860,729)	(2,229,879)
Total liabilities and stockholders’ deficit	$735,504	$1,284,965

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$19,191	$19,191	$38,381	$38,381

Operating expenses
Research and development	—	487	—	975
General and administrative	484,033	276,151	847,064	594,269
Total operating expenses	484,033	276,638	847,064	595,244
Loss from operations	(464,842)	(257,447)	(808,683)	(556,863)

Other income (expense)
Interest income	54	3	125	23
Interest expense	(81,188)	(81,189)	(161,483)	(161,485)
Total other expense	(81,134)	(81,186)	(161,358)	(161,462)
Loss before taxes	(545,976)	(338,633)	(970,041)	(718,325)

Provision for income taxes	—	—	—	—

Net loss	$(545,976)	$(338,633)	$(970,041)	$(718,325)

Basic net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	143,549,735	133,655,579	143,549,735	134,329,715
Weighted average number of common shares outstanding - diluted	143,549,735	133,655,579	143,549,735	134,329,715

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Changes in Stockholders’ Deficit

(unaudited)

					Total
	Common stock		Additional	Accumulated	stockholders’
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2021	143,549,735	$143,550	$108,116,284	$(110,489,713)	$(2,229,879)
Stock-based compensation expense	—	—	87,621	—	87,621
Net loss	—	—	—	(424,065)	(424,065)
Balance, March 31, 2022	143,549,735	143,550	108,203,905	(110,913,778)	(2,566,323)
Stock-based compensation expense	—	—	251,570	—	251,570
Net loss	—	—	—	(545,976)	(545,976)
Balance, June 30, 2022	143,549,735	$143,550	$108,455,475	$(111,459,754)	$(2,860,729)

Balance, December 31, 2020	133,441,788	$133,442	$105,934,572	$(108,891,958)	$(2,823,944)
Issuance of common stock - option exercises	105,000	105	21,945	—	22,050
Stock-based compensation expense	—	—	61,744	—	61,744
Net loss	—	—	—	(379,692)	(379,692)
Balance, March 31, 2021	133,546,788	133,547	106,018,261	(109,271,650)	(3,119,842)
Private offering of common stock and warrants, net of issuance costs	9,900,000	9,900	1,833,600	—	1,843,500
Stock-based compensation expense	—	—	61,744	—	61,744
Net loss	—	—	—	(338,633)	(338,633)
Balance, June 30, 2021	143,446,788	$143,447	$107,913,605	$(109,610,283)	$(1,553,231)

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

	For the Six months ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(970,041)	$(718,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	339,191	123,488
Non-cash interest expense	116,853	116,855
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	981	19,494
Accounts payable	(18,204)	159,500
Accrued expenses	44,758	69,615
Operating lease liability	(117)	(117)
Unearned revenue	(38,381)	(38,381)
Net cash used in operating activities	(524,960)	(267,871)

Financing activities:
Proceeds from private offering of common stock and warramts, net of issuance costs	—	1,843,500
Proceeds from the exercise of stock options	—	22,050
Net cash provided by financing activities	—	1,865,550

Net (decrease) increase in cash and cash equivalents	(524,960)	1,597,679

Cash and cash equivalents at beginning of period	1,231,608	427,898
Cash and cash equivalents at end of period	$706,648	$2,025,577

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three and six months ended June 30, 2022 and 2021 (Unaudited)

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

Since inception, and through June 30, 2022, we have an accumulated deficit of approximately $111.5 million and we had cash and cash equivalents of $706,648 as of June 30, 2022. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4 based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. On June 30, 2021, we closed a private placement of common stock and warrants with several institutional investors, including members of management and the board, and received gross proceeds of $1,980,000. At present, we believe that we will have sufficient cash to fund planned operations through the end of 2022.

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

The accompanying December 31, 2021 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three-and six-month periods ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other future period.

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

Leases.

At the inception of a contract, we determine if the arrangement is, or contains, a lease. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term.

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

2.     NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share for the three-and six-month periods ended June 30, 2022 and 2021 is based on the weighted-average number of shares of common stock outstanding during the periods. Diluted loss per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred. Potentially dilutive shares are excluded because the effect is antidilutive. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the reporting period. The potentially dilutive securities include 52,669,304 shares and 47,547,251 shares in 2022 and 2021, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants.

3.     STOCK-BASED COMPENSATION

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) and amortize that cost over the expected term of the grant. We recognized $251,570 and $339,191 in stock-based compensation expense in the three and six months ended June 30, 2022, respectively. We recognized $61,744 and $123,488 in stock-based compensation expense in the three and six months ended June 30, 2021, respectively.

We issued 3,105,000 stock options with a weighted average fair value of $0.143 to employees, consultants and directors during the six months ended June 30, 2022. We did not issue stock options to employees, consultants and directors during the six months ended June 30, 2021. We used the following forward-looking range of assumptions to value the stock options issue in 2022:

	2022	2021
Dividend yield	0.0%	0.0%
Risk-free rate of return	1.61-2.96%	0.71%
Expected life in years	5.75-6.25	5.88
Volatility	87.95-90.43%	87.68%
Forfeiture rate	2.6%	2.6%

A summary of the Company’s stock options for the six months ended June 30, 2022, is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining		Aggregate
	Shares	Exercise Price	Contractual Life		Intrinsic Value
Options Outstanding, December 31, 2021	12,376,250	$0.29
Granted	3,105,000	$0.19
Exercised	—	$—
Forfeited	(325,000)	$0.19
Options Outstanding, June 30, 2022	15,156,250	$0.28	6.8	years	$—
Vested and unvested but expected to vest, June 30, 2022	14,561,283	$0.28	6.8	years	$—
Exercisable at June 30, 2022	10,631,250	$0.29	5.8	years	$—

The average expected life was determined using historical data. We expect to recognize the compensation cost related to non-vested options as of June 30, 2022, of $675,935 over the weighted average remaining recognition period of 1.9 years.

4.     INCOME TAXES

As of June 30, 2022, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2022; no changes in settled tax years have occurred through June 30, 2022. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

Level 3 — Unobservable inputs.

As of June 30, 2022 and December 31, 2021, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in cash and cash equivalents valued at $619,031 and $1,118,906, respectively, using Level 1 inputs.

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

2020 Convertible Notes

In October 2020, we sold a series of convertible promissory notes to management, the Company’s Board of Directors and accredited investors including Essetifin S.p.A., our largest stockholder. The sale of the notes resulted in gross proceeds to the Company of $500,000 (the “2020 Notes”). The 2020 Notes will mature on October 15, 2025. The 2020 Notes bear interest at a rate of five percent (5)% per annum and are convertible into shares of our common stock at a conversion price of thirty-six cents ($0.36) per share (subject to adjustment as described in the 2020 Notes) at any time prior to repayment, at the election of the investors. In the aggregate, the 2020 Notes are convertible into 1,391,982 shares of our common stock excluding interest.

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

The affiliated investors and the principal amount of their respective 2020 Notes purchase are as set forth below:

Investor	Note Principal
Essetifin S.p.A.	$400,000
J.J. Finkelstein	$10,000
Mauro Bove	$10,000
Allan L. Goldstein	$5,000

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

2019 Notes	$51,618	$51,619	$102,669	$102,671

2020 Notes	29,570	29,570	58,814	58,814

Total interest expense	$81,188	$81,189	$161,483	$161,485

7.     LICENSE AGREEMENTS

Joint Venture Agreement – ReGenTree.

On January 28, 2015, the Company entered into the Joint Venture Agreement with GtreeBNT, a stockholder in the Company. The Joint Venture Agreement provides for the creation of the Joint Venture, jointly owned by the Company and GtreeBNT. ReGenTree will commercialize RGN-259 for treatment of dry eye syndrome and neurotrophic keratitis in the United States and Canada.

GtreeBNT is solely responsible for funding all the product development and commercialization efforts of the Joint Venture. GtreeBNT made an initial contribution of $3 million in cash and received an initial equity stake of 51%. RegeneRx’s ownership interest in ReGenTree was reduced from 49% to 38.5% when the Clinical Study Report was filed for the Phase 2/3 dry eye clinical trial. Based on when, and if, certain additional development milestones are achieved in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 38.5% and 25%, with 25% being the final equity ownership upon approval of a BLA for DES or neurotrophic keratitis (NK) in the U.S. (Tβ4 is now regulated as a biologic rather than as a new drug entity, see page 18). In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event ReGenTree is acquired or there is a change of control that occurs following achievement of a BLA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties. The Company is not required or otherwise obligated to provide financial support to the Joint Venture.

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

Lee’s Pharmaceutical.

We are a party to a license agreement with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan (the “License Agreement”). Lee’s previously filed an IND with the Chinese FDA (“CFDA”) to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee’s subsequently informed us that it received notice from CFDA declining its IND application for a Phase 2b dry eye clinical trial because the API (active pharmaceutical ingredient or Tß4) was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee’s by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. We have not yet been informed of a projected starting date for Phase 2 trials and believe that Lee’s intends to wait until the completion of ARISE-3 before undertaking clinical trials. In February 2019, the License Agreement was amended and assigned by Lee’s to its affiliate, Zhaoke Ophthalmology Pharmaceutical Limited.

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

9.     LEASES

In July 2022, we amended our office lease agreement, and the term has been extended through July 2024. During the extended term, our rental payments will be approximately $4,500 per month. We had previously amended the office lease to extend through July 2022. Our facility lease is our only existing lease as of June 30, 2022 and is classified as an operating lease.

The discount rate used in the calculation of our lease liability is approximately 20%, which is based on our estimate of the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

The following table summarizes the Company’s recognition of its operating lease:

June 30, 2022
Assets
Operating lease right-of-use asset	$4,153
Total lease assets	$4,153

Liabilities
Current
Current portion of operating lease liability	$4,172
Total lease liabilities	$4,172

Rent expense, consisting of minimum operating lease payments and variable lease payments for pass through items such as common area maintenance and real estate taxes for the six months ended June 30, 2022 and 2021 is recorded as general and administrative expense and consisted of the following:

	2022	2021

Operating lease cost	$25,335	$24,542
Variable lease costs	2,413	267

Total lease costs	$27,748	$24,809

Rent expense for the three months ended June 30, 2022 and 2021 totaled $13,733 and $11,119 respectively.

A maturity analysis of our operating lease minimum lease payments follows:

2022	$4,242
Total	4,242

Discount factor	(70)
Total lease liability	$4,172

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
•

RGN-352, an injectable formulation to treat cardiovascular diseases, central and peripheral nervous system diseases, organ and tissue damage associated with acute inflammatory diseases such as COVID-19, and other medical indications that may be treated by systemic administration; and

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

Topline results from ARISE-3 were reported on March 18, 2021. Further statistical analysis was performed as part of the process to fully understand patient data and the effects of RGN-259 compared to placebo by evaluating various subgroups of patients within ARISE-3 with pooled data from all three ARISE clinical trials. While the trial failed to meet its co-primary sign and symptom endpoints, the conclusions from these expanded analyses were that the use of RGN-259 has demonstrated statistically significant and clinically relevant improvements in both signs and symptoms of dry eye syndrome after one and two weeks of treatment when measured across all three Phase 3 clinical trials in over 1,600 patients, while confirming its excellent safety profile. From a regulatory perspective, the question is whether the combined data from these three trials is sufficient to file for a biologics license (BLA) for marketing approval in the U.S. ReGenTree has been working with outside FDA regulatory consulting firms to define its regulatory strategy, based on these analyses, which have been discussed with the FDA at a pre-BLA meeting on February 28, 2022. The ReGenTree team previously submitted a 150-page pre-BLA dossier to the Agency in anticipation of the meeting, as well as a number of questions. The FDA has provided to ReGenTree minutes of the meeting. Based on these minutes and continued discussion with the FDA, ReGenTree has advised us that it plans to apply for SPA (Special Protocol Assessment) to the FDA around this October. SPA is a program in which FDA specialists provide a sponsor (ReGenTree) with collaboration in setting up clinical protocols and statistical analysis plans. The agreed clinical trial design with the FDA is binding and this program will give the sponsor and FDA a clear understanding of relevant trial criteria by participating together at this stage of the clinical trial protocol development. Upon successful completion of the SPA we believe a large Phase 3 clinical trial (ARISE-4) will take place early in 2023.

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

ReGenTree will seek to confirm the efficacy observed in SEER-1 despite the very small number of subjects in that trial. ReGenTree has developed a plan to enter into two Phase 3 studies (SEER-2, SEER-3) simultaneously with 60 patients in each study to meet the requirement of two independent Phase 3 clinical trials necessary for FDA marketing approval. To this end, ReGenTree plans to retain a contract research organization (CRO) and start recruitment of patients around November 2022.

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

Pursuant to our most recent FDA meeting related to RGN-259, our product candidate for the treatment of neurotrophic keratitis (NK), we officially confirmed that since RGN-259 contains Tβ4 as the active ingredient it will now be approved under a BLA instead of under an NDA. In this regard, the team at ReGenTree LLC, our U.S. joint venture, has been developing the chemistry, manufacturing, and controls (“CMC”) required for a BLA with top-tier CGMP manufacturers based in the U.S. and Europe. ReGenTree believes that its CMC manufacturing and quality control standards and development directions would be appropriate to submit a BLA. Thus, we intend to proceed with development conforming to BLA standards as we move forward.

Unlike the previous five-year exclusive period for new chemical entities approved under an NDA, Section 7002 of the Patient Protection and Affordable Care Act (PPACA) provides 12 years of exclusivity for products approved under a BLA. Biologics can also receive orphan drug and pediatric exclusivities. Therefore, if RGN-259 receives a license under a BLA, and with the Tβ4 patents already secured in the U.S., we believe our exclusive market position would be strengthened.

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

In September 2015, ReGenTree began the Phase 2/3 ARISE-1 clinical trial in patients with DES (and the Phase 3 SEER-1 clinical trial in patients with neurotrophic keratitis, both in the U.S. In May 2016, we reported the results of the 317-patient ARISE-1 dry eye trial. In the trial, RGN-259 demonstrated statistically significant improvements in both signs and symptoms of dry eye with 0.05% and 0.1% RGN-259 compared to placebo in a dose dependent manner during a 28-day dosing period. While the primary outcome measures were not met, several key related pre-specified endpoints and subgroups of patients with more severe dry eye showed statistically significant treatment effects. These results confirm the findings from the previous Phase 2 trial providing clear direction for the clinical regulatory pathway and remaining registration trials for RGN-259. Shortly following the ARISE-1 trial, the FDA approved ReGenTree’s Phase 3 ARISE-2 dry eye protocol and we initiated the ARISE-2 trial that enrolled approximately 600 patients.

The ARISE-2 study, which was sponsored by ReGenTree, demonstrated a number of statistically significant improvements in both signs and symptoms of DES with 0.1% RGN-259 versus placebo, while showing excellent safety, comfort, and tolerability profiles. The ocular discomfort symptom showed a statistically significant reduction in the RGN-259-treated group at day 15 as compared to placebo (p=0.0149) in the change from baseline. For sign, RGN-259 also improved the dry eye patient’s ability to withstand an exacerbated condition in a patient subgroup with both compromised corneal fluorescein staining and Schirmer’s test at baseline. In this population, RGN-259 showed superiority over placebo in reducing corneal fluorescein staining in the change from baseline at days 15 and 29 (p=0.0207 and 0.0254, respectively). RGN-259 confirmed its global effects on DES and fast onset in multiple sign and symptom efficacies with no safety issues in the ARISE-1 and ARISE-2 studies as well as in the pooled data, although ARISE-2 was not successful in duplicating the results of ARISE-1 where the study population was limited and less diversified.

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

ReGenTree completed a randomized, double-masked, placebo-controlled, Phase 3 clinical trial of RGN-259 for the treatment of neurotrophic keratitis (SEER-1) in 2020. Due to slow patient recruitment, the trial was closed after 18 of 46 patients completed treatment. Six out of 10 patients in the RGN-259-treated group and 1 out of 8 patients in the placebo-treated group achieved complete corneal healing in 4 weeks. In terms of the primary endpoint, the “ratio of corneal wound healed patients after four weeks’ administration”, the statistical difference was slightly over 0.05 (p = 0.0656, Fisher’s exact test), due to the limited number of patients in each group. When another statistical analysis method was used to analyze the same primary endpoint (Chi square test), there was statistical significance, p = 0.0400. In addition, in a pre-specified secondary endpoint evaluating corneal epithelial healing at day 43 (two weeks post-treatment) and the durability of RGN-259 treatment, there was a clear statistical difference using the Fisher’s exact test, p = 0.0359. Several other efficacy parameters were either highly significant or strongly trending toward statistical significance in the RGN-259 group indicating the depth of patient response to RGN-259. The product candidate was deemed to be safe and well-tolerated.

RGN-352

During 2009, we completed a Phase 1a and Phase 1b clinical trial evaluating the safety, tolerability and pharmacokinetics of the intravenous administration of RGN-352 in 60 healthy subjects (40 in each group, 20 of whom participated in both Phases). Based on the results of these Phase 1 trials and extensive preclinical efficacy data published in peer-reviewed journals, in the second half of 2010, we began start-up activities for a Phase 2 study to evaluate RGN-352 (Tß4 Injectable Solution) in patients who had suffered an AMI. We had planned to begin enrolling patients in this clinical trial in the second quarter of 2011. However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with the current Good Manufacturing Practice (“cGMP”) regulations. The manufacturer has since closed its manufacturing facility. The FDA prohibited us from using any of the active drug or placebo formulated by this manufacturer in human trials; consequently, we must have study drug (RGN-352 and RGN-352 placebo) manufactured by a new cGMP-compliant manufacturer in the event we seek to move forward with this or any human clinical trial with RGN-352. While we had identified a qualified manufacturer for RGN-352, we have elected to postpone activities on this trial until the requisite funding or a partner is secured.

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

More recently, newer data have been published demonstrating that Tß4 may be useful as a therapy for the treatment of acute systemic inflammatory diseases such as systemic inflammatory response syndrome (SIRS), acute respiratory disease (ARDS) and COVID-19, which can lead to sepsis, septic shock and death.

Based on our Phase 1 data and the preclinical research discussed above, we are evaluating various opportunities for government funding for a Phase 2a clinical trial to show proof-of-concept to further develop our product candidate in these fields, including for the treatment of COVID-19 and other systemic inflammatory diseases.

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

Clinical Development — Venous Stasis Ulcers. In mid-2006, we began conducting a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with venous stasis ulcers. Venous stasis ulcers are a common type of chronic wound that develops on the ankle or lower leg in patients with chronic vascular disease. In these patients, blood flow in the lower extremities is impaired leading to venous hypertension, edema (swelling) and mild redness and scaling of the skin that gradually progresses to ulceration. In 2009, we reported final data from that trial. Those results were both clinically and statistically significant.

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

Lee’s Pharmaceuticals.

We are a party to a license agreement with Lee’s Pharmaceutical for the license of Tβ4in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. In February 2019, the License Agreement was assigned by Lee’s to its affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. Lee’s previously filed an IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee’s subsequently informed us that it received notice from China’s FDA declining its IND application for a Phase 2b dry eye clinical trial because the API was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee’s by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. Recently, we have been in ongoing discussions with management of Zhaoke to further refine its development plan for RGN-259. We have not yet been informed of a projected starting date for Phase 2 trials but believe Lee’s intends to await the outcome of the ARISE-3 DES trial prior to initiating clinical trials in China. On April 28, 2021, Zhaoke Ophthalmology completed an initial public offering, raising over US $300 million for development of its ophthalmic products, including RGN-259 licensed from the Company. There are no economic changes to the License Agreement.

GtreeBNT.

We are a party to a license agreement with GtreeBNT for the license of RGN-259 related to certain development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan). Separately, we licensed GtreeBNT the rights to RGN-137 which was recently amended as discussed above. GtreeBNT is currently our second largest stockholder. GtreeBNT filed an IND with the Korean Ministry of Food and Drug Safety to conduct a Phase 2/3 study with RGN-259 in patients with dry eye syndrome and in July 2015, received approval to conduct the trial. In late 2016, GtreeBNT informed us that it believes marketing approval in the U.S. will allow expedited marketing in Korea, possibly without the need for a clinical trial. At this point, GtreeBNT advises us that its planned strategy is to await marketing approval in the U.S. before any further development in KOREA.

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

Our Strategy

We seek to maximize the value of our product candidates by advancing their clinical development and then identifying suitable partners for further development, regulatory approval, and marketing. We intend to engage in strategic partnerships with companies with clinical development and commercialization strengths in desired pharmaceutical therapeutic fields. We are actively seeking partners with suitable infrastructure, expertise and a long-term initiative in our medical fields of interest. Our ability to locate and engage new strategic partners has been limited by the global COVID pandemic. Historically, we have entered the licensing and joint ventures discussed above. We have retained the (RGN-352) asset in the EU and are able to consolidate them with similar assets in the U.S. and other territories in Asia to create a worldwide portfolio that we believe will be more attractive to multi-national pharmaceutical companies.

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

G&A costs include outside professional fees for legal, business development, audit and accounting services. G&A also includes cash and non-cash compensation, travel and other miscellaneous costs of our internal G&A personnel, two in total, who are wholly dedicated to G&A efforts. G&A also includes a proration of our common infrastructure costs for office space and communications. Our G&A expenses also include costs to maintain our intellectual property portfolio. Historically, we have expanded our patent prosecution activities and in some cases, we have filed patent applications for non-critical strategic purposes intended to prevent others from filing similar patent claims. We continue to closely monitor our patent applications in the United States, Europe and other countries with the advice of outside legal counsel to determine if they will continue to provide strategic benefits. In cases where we believe the benefit has been realized or it becomes unnecessary due to the issuance of other patents, or for other reasons that will not affect the strength of our intellectual property portfolio, we have and will continue to abandon these patent applications in order to reduce our costs of continued prosecution or maintenance.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

Revenues. For the three months ended June 30, 2022 and 2021, we recorded revenue in the amount of approximately $19,000 related to the amortization of unearned license fees.

R&D Expenses. We did not record any R&D expenses for the three months ended June 30, 2022. Our R&D expenses were approximately $500 for the same period in 2021. The reduction of our R&D expenses over the past several years reflects the shift in our business resulting from our partnering strategy.

G&A Expenses. For the three months ended June 30, 2022, our G&A expenses increased by approximately $208,000, or 75%, to $484,000 from $276,000 for the same period in 2021. The changes in the G&A expenses are reflected in several areas. Increases in stock option expense (increase of $190,000), professional services (increase of $14,000), investor relations (increase of $7,000) facility related (increase of $2,000) and insurance (increase of $3,000) were offset by a decrease in personnel related (decrease of $8,000). We expect that our G&A expenses will remain steady over the next year.

Net Loss. Our Statements of Operations reflect a net loss of approximately $546,000 for the quarter ended June 30, 2022, versus a net loss of approximately $339,000 for the quarter ended June 30, 2021.

Comparison of the six months ended June 30, 2022 and 2021

Revenues. For the six months ended June 30, 2022 and 2021, we recorded revenue in the amount of approximately $38,000 related to the amortization of unearned license fees.

R&D Expenses. We did not record any R&D expenses for the six months ended June 30, 2022. Our R&D expenses were approximately $1,000 for the same period in 2021. The reduction of our R&D expenses over the past several years reflects the shift in our business resulting from our partnering strategy.

G&A Expenses. For the six months ended June 30, 2022, our G&A expenses increased by approximately $253,000, or 43%, to $847,000 from $594,000 for the same period in 2021. The changes in the G&A expenses are reflected in several areas. Increases in stock option expense (increase of $216,000), personnel related (increase of $5,000), professional services (increase of $20,000), investor relations (increase of $2,000) facility related (increase of $3,000) and insurance (increase of $7,000). We expect that our G&A expenses will remain steady over the next year.

Net Loss. Our Statements of Operations reflect a net loss of approximately $970,000 for the six months ended June 30, 2022, versus a net loss of approximately $718,000 for the six months ended June 30, 2021.

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

We had cash and cash equivalents of $706,648 at June 30, 2022. Our current cash includes the proceeds from the June 2021 private placement of $1,980,000 of common stock and warrants with several institutional and accredited investors, including members of management and the board. We believe that these funds will be sufficient to fund planned operations through the end of 2022. We will need to secure additional funding in order to advance operations substantially beyond the fourth quarter of 2022. We may also receive funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Six Months Ended June 30, 2022 and 2021

Net cash used in operating activities was approximately $525,000 for the six months ended June 30, 2022, compared to approximately $268,000 used in operating activities for the six months ended June 30, 2021.

Net cash provided by financing activities was approximately $0 for the six months ended June 30, 2022, compared to approximately $1,866,000 provided by financing activities, primarily the proceeds from the June 2021 PIPE, for the six months ended June 30, 2021.

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

Some of the factors that could impact our liquidity and capital needs include, but are not limited to:

●	the progress of our clinical trials;
●	the progress of our research activities;
●	the number and scope of our research programs;
●	the progress of our preclinical development activities;
●	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;
●	the costs related to development and manufacture of preclinical, clinical and validation lots for regulatory purposes and commercialization of drug supply associated with our product candidates;
●	our ability to enter into corporate collaborations and the terms and success of these collaborations;
●	the costs and timing of regulatory approvals; and
●	the costs of establishing manufacturing, sales and distribution capabilities.
●	the continuing impact of the COVID-19 pandemic, the war in Ukraine, the worsening of relationships between the United States and Russia and China, rising interest rates and continued inflationary concers on our activities and those of our development partners.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk.

Our cash equivalents, which are generally comprised of federally insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2022, these cash equivalents were $619,031. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of June 30, 2022, the change in fair value of our financial instruments would not have been material.

Item 4.            Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based upon this evaluation, management has concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital resources coupled with the proceeds from the October 2020 and June 2021 private offerings will only be sufficient to fund our operations through 2022. We will need to secure additional operating capital to continue operations substantially beyond 2022. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital by early 2023 and are evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets, either of which could cause a reduction in the trading price of our common stock. The COVID-19 global pandemic, the war in Ukraine, the worsening of relationships between the United States and Russia and China, rising interest rates and continued inflationary concerns may impact our ability to secure additional financing.

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

We anticipate that substantial new capital resources will be required to continue our longer-term product development efforts, including any and all follow-on trials that will result from our current clinical programs beyond those currently contemplated, and to scale up manufacturing processes for our product candidates. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include, without limitation:

●	the scope of our, or our partners’, clinical trials, which is significantly influenced by the quality of clinical data achieved as trials are completed and the requirements established by regulatory authorities;
●	the speed with which we, or our partners, complete our clinical trials, which depends on our ability to attract and enroll qualifying patients and the quality of the work performed by our clinical investigators and contract research organizations chosen to conduct the studies or events such as the COVID-19 pandemic;
●	the time required to prosecute, enforce and defend our intellectual property rights, which depends on evolving legal regimes and infringement claims that may arise between us and third parties;
●	the ability to manufacture at scales sufficient to supply commercial quantities of any of our product candidates that receive regulatory approval, which may require levels of effort not currently anticipated; and
●	the successful commercialization of our product candidates, which will depend on our or our partners’ ability to either create or partner with an effective commercialization organization and which could be delayed or prevented by the emergence of equal or more effective therapies.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future and may increase, as we pursue our product development efforts related to Tß4. As of June 30, 2022, our accumulated deficit totaled approximately $111.5 million.

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

There can be no assurance that our or our partners’ clinical trials will in fact demonstrate, to the satisfaction of the FDA and others, that our product candidates are sufficiently safe or effective. The FDA or we may also restrict or suspend our clinical trials at any time if it is believed that subjects participating in the trials are being exposed to unacceptable health risks.

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

GtreeBNT is also responsible for operating the ReGenTree joint venture that is working to commercialize our RGN-259 product candidate.  Based on minutes of the February 2022 between ReGenTree and the FDA, ReGenTree has advised us that it plans to apply for SPA (Special Protocol Assessment) to the FDA around October 2022.  SPA is a program in which FDA specialists provide a sponsor (ReGenTree) with collaboration in setting up clinical protocols and statistical analysis plans.  The agreed clinical trial design with the FDA is binding and this program is designed to give the sponsor and FDA a clear understanding of relevant trial criteria by participating together at this stage of the clinical trial protocol development.  However, there is no assurance that an SPA can be successfully completed or that, if completed, a Phase 3 clinical trial will take place, or result in a successful outcome.

ReGenTree has advised us that it will seek to confirm the efficacy observed in SEER-1 despite the very small number of subjects in that trial. ReGenTree informs us that it has developed a plan to enter into two Phase 3 studies (SEER-2, SEER-3) simultaneously with 60 patients in each study to meet the requirement of two independent Phase 3 clinical trials necessary for FDA marketing approval. To this end, ReGenTree tells us that it plans to retain a contract research organization (CRO) and start recruitment of patients around November 2022. However, there is no assurance that the two Phase 3 studies will take place on time or at all or will result in a successful outcome.

We cannot predict the impact that these revised plans, or any delay in announcing are implementing them, may have on our business and prospects.

GtreeBNT Co., Ltd. may have different public reporting requirements than RegeneRx and communications between the two companies may sometimes conflict or be less than clear.

GtreeBNT is a public company traded on the Korean stock market. Certain disclosure requirements may differ from RegeneRx’s. Moreover, due to different language conventions, translations may be less than 100% accurate. Further, RegeneRx may not always receive material information from GtreeBNT related to clinical trials or manufacturing development or strategic product development strategy in a timely or clear manner.

GtreeBNT Co., Ltd. has limited financial resources.

GtreeBNT has informed us that it has limited financial resources. It has to continuously raise capital to fund research, development, clinical trials, and operations. Therefore, their ability to finance each of these areas is subject to its ability to secured adequate capital. While GtreeBNT has been able to finance each of these areas, to date, there is no assurance that it will be able to do so in the future. If GtreeBNT is unable to secure necessary financing to fund clinical trials or operations, it could have a material adverse impact on RGN-137 and RGN-259 and RegeneRx’s ability to continue funding operations while these products are under development.

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

In 2022, there is increasing global political and economic instability, particularly arising from deteriorating relations with Russia and China. We cannot predict the impact of this on the development activities of us or our licensees.

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

For the period from January 1, 2021 through August 8, 2022, the closing price of our common stock has ranged from $0.14 to $0.75, with an average daily trading volume of approximately 95,000 shares. Considering our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

●	results of pre-clinical studies and clinical trials;
●	commercial success of approved products;

●	corporate partnerships;
●	technological innovations by us or competitors;
●	changes in laws and government regulations both in the U.S. and overseas;
●	changes in key personnel at our company;
●	developments concerning proprietary rights, including patents and litigation matters;
●	public perception relating to the commercial value or safety of any of our product candidates;
●	other issuances of our common stock, or securities convertible into or exercisable for our common stock, causing dilution;
●	anticipated or unanticipated changes in our financial performance;
●	general trends related to the biopharmaceutical and biotechnological industries; and
●	general conditions in the stock market and in the global economy and political climate.

The stock market in general has recently experienced relatively large price and volume fluctuations, with a recent overall significant downturn in light of, among other matters, significant global inflation, war and political tensions. In particular, the market prices of securities of smaller biotechnology companies have experienced dramatic fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in its value. You should also be aware that price volatility may be worse if the trading volume of the common stock remains limited or declines.

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

As of June 30, 2022, there were outstanding options to purchase an aggregate of 15,156,250 shares of our common stock under our 2010 and 2018 incentive equity plans at exercise prices ranging from $0.19 per share to $0.64 per share and outstanding warrants to purchase 25,287,738 shares of our common stock at a weighted average exercise price of $0.24 per share. The 2020 Notes will initially be convertible at $0.36 into 1,391,982 shares and the 2020 Warrants will be exercisable to purchase 1,043,988 shares with an exercise price $0.45 per share. The 2019 Notes that will initially be convertible at $0.12 into 10,833,333 shares and the 2019 Warrants will be exercisable to purchase 8,125,000 shares with an exercise price of $0.18 per share. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2022 and December 31, 2021; (ii) Condensed Statements of Operations for the three and six months ended June 30, 2022 and 2021; (iii) Condensed Statement of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2022 and 2021; (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (v) Notes to Condensed Financial Statements.

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

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date:	August 12, 2022	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)