Form 10-Q
period 2022-09-30
REGENERX BIOPHARMACEUTICALS INC
filed 2022-11-14
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

143,549,735 shares of common stock, par value $0.001 per share, were outstanding as of November 8, 2022.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2022

PART I – FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)	(See Note 1)

ASSETS
Current assets
Cash and cash equivalents	$478,409	$1,231,608
Prepaid expenses and other current assets	21,000	19,932
Total current assets	499,409	1,251,540
Operating lease right-of-use asset	75,826	27,673
Other assets	5,752	5,752
Total assets	$580,987	$1,284,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$37,155	$63,634
Unearned revenue	76,761	76,761
Accrued expenses	329,089	261,729
Current portion of operating lease liability	33,213	27,809
Total current liabilities	476,218	429,933

Long-term liabilities
Unearned revenue	1,890,231	1,947,802
Operating lease liability	42,080	—
Convertible promissory notes, net	1,313,359	1,137,109
Total liabilities	3,721,888	3,514,844

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.001 per share, 300,000,000 shares authorized, 143,549,735 and 143,549,735 issued and outstanding, respectively	143,550	143,550
Additional paid-in capital	108,541,811	108,116,284
Accumulated deficit	(111,826,262)	(110,489,713)
Total stockholders’ deficit	(3,140,901)	(2,229,879)
Total liabilities and stockholders’ deficit	$580,987	$1,284,965

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$19,190	$19,190	$57,571	$57,571

Operating expenses
Research and development	—	5,663	—	6,638
General and administrative	303,653	417,573	1,150,717	1,011,842
Total operating expenses	303,653	423,236	1,150,717	1,018,480
Loss from operations	(284,463)	(404,046)	(1,093,146)	(960,909)

Other income (expense)
Gain on forgiveness of PPP loan	—	55,400	—	55,400
Interest income	37	114	162	137
Interest expense	(82,082)	(81,313)	(243,565)	(242,798)
Total other expense	(82,045)	(25,799)	(243,403)	(187,261)
Loss before taxes	(366,508)	(429,845)	(1,336,549)	(1,148,170)

Provision for income taxes	—	—	—	—

Net loss	$(366,508)	$(429,845)	$(1,336,549)	$(1,148,170)

Basic net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	143,549,735	143,482,596	143,549,735	136,922,152
Weighted average number of common shares outstanding - diluted	143,549,735	143,482,596	143,549,735	136,922,152

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Changes in Stockholders’ Deficit

(unaudited)

					Total
	Common stock		Additional	Accumulated	stockholders’
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2021	143,549,735	$143,550	$108,116,284	$(110,489,713)	$(2,229,879)
Stock-based compensation expense	—	—	87,621	—	87,621
Net loss	—	—	—	(424,065)	(424,065)
Balance, March 31, 2022	143,549,735	143,550	108,203,905	(110,913,778)	(2,566,323)
Stock-based compensation expense	—	—	251,570	—	251,570
Net loss	—	—	—	(545,976)	(545,976)
Balance, June 30, 2022	143,549,735	143,550	108,455,475	(111,459,754)	(2,860,729)
Stock-based compensation expense	—	—	86,336	—	86,336
Net loss	—	—	—	(366,508)	(366,508)
Balance, September 30, 2022	143,549,735	$143,550	$108,541,811	$(111,826,262)	$(3,140,901)

Balance, December 31, 2020	133,441,788	$133,442	$105,934,572	$(108,891,958)	$(2,823,944)
Issuance of common stock - option exercises	105,000	105	21,945	—	22,050
Stock-based compensation expense	—	—	61,744	—	61,744
Net loss	—	—	—	(379,692)	(379,692)
Balance, March 31, 2021	133,546,788	133,547	106,018,261	(109,271,650)	(3,119,842)
Private offering of common stock and warrants, net of issuance costs	9,900,000	9,900	1,833,600	—	1,843,500
Stock-based compensation expense	—	—	61,744	—	61,744
Net loss	—	—	—	(338,633)	(338,633)
Balance, June 30, 2021	143,446,788	143,447	107,913,605	(109,610,283)	(1,553,231)
Issuance of common stock - warrant exercises	102,947	103	12,765	—	12,868
Private offering - issuance costs	—	—	(84,412)	—	(84,412)
Stock-based compensation expense	—	—	185,952	—	185,952
Net loss	—	—	—	(429,845)	(429,845)
Balance, September 30, 2021	143,549,735	$143,550	$108,027,910	$(110,040,128)	$(1,868,668)

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

	For the Nine months ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(1,336,549)	$(1,148,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	425,527	309,440
Non-cash interest expense	176,250	175,483
Gain on forgiveness of PPP loan	—	(55,400)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,068)	24,092
Accounts payable	(26,479)	24,381
Accrued expenses	67,360	29,407
Operating lease liability	(669)	(176)
Unearned revenue	(57,571)	(57,571)
Net cash used in operating activities	(753,199)	(698,514)

Financing activities:
Proceeds from private offering of common stock and warrants, net of issuance costs	—	1,759,088
Proceeds from the exercise of stock options	—	22,050
Proceeds from the exercise of stock warrants	—	12,868
Net cash provided by financing activities	—	1,794,006

Net (decrease) increase in cash and cash equivalents	(753,199)	1,095,492

Cash and cash equivalents at beginning of period	1,231,608	427,898
Cash and cash equivalents at end of period	$478,409	$1,523,390
Supplemental Disclosures of Non-Cash Operating and Financing Activities:

Establish right-of-use asset	$81,565	$—

Establish operating lease liability	$81,565	$—

Issuance of warrants in conjunction with issuance of convertible notes	$—	$—

Beneficial conversion feaure on issuance of convertible notes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three and nine months ended September 30, 2022 and 2021 (Unaudited)

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

Since inception, and through September 30, 2022, we have an accumulated deficit of approximately $111.8 million and we had cash and cash equivalents of $478,409 as of September 30, 2022. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4 based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. On June 30, 2021, we closed a private placement of common stock and warrants with several institutional investors, including members of management and the board, and received gross proceeds of $1,980,000. At present, we believe that we will have sufficient cash to fund planned operations through the end of 2022.

We will need substantial additional funds in order to significantly advance development of our unlicensed programs, and may need to reduce or curtail our operations in 2023 if we cannot raise additional equity or debt capital. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, mergers, or the sale of our Company or certain of our intellectual property rights.

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

The accompanying December 31, 2021 financial information was derived from our audited financial statements included in the Annual Report. Operating results for the three-and nine-month periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other future period.

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

2.     NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share for the three-and nine-month periods ended September 30, 2022 and 2021 is based on the weighted-average number of shares of common stock outstanding during the periods. Diluted loss per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred. Potentially dilutive shares are excluded because the effect is antidilutive. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the reporting period. The potentially dilutive securities include 51,376,804 shares and 50,049,304 shares in 2022 and 2021, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants.

3.     STOCK-BASED COMPENSATION

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) and amortize that cost over the expected term of the grant. We recognized $86,336 and $425,527 in stock-based compensation expense in the three and nine months ended September 30, 2022, respectively. We recognized $185,952 and $309,440 in stock-based compensation expense for the three and nine months ended September 30, 2021, respectively.

We issued 3,105,000 stock options with a weighted average fair value of $0.143 to employees, consultants and directors during the nine months ended September 30, 2022. We issued 2,605,000 stock options with a weighted average fair value of $0.201 to employees, consultants and directors during the nine months ended September 30, 2021. We used the following forward-looking range of assumptions to value the stock options issued in 2022 and 2021:

	2022	2021
Dividend yield	0.0%	0.0%
Risk-free rate of return	1.61-2.96%	0.71%
Expected life in years	5.75-6.25	5.88
Volatility	87.95-90.43%	87.68%
Forfeiture rate	2.6%	2.6%

A summary of the Company’s stock options for the nine months ended September 30, 2022, is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining		Aggregate
	Shares	Exercise Price	Contractual Life		Intrinsic Value
Options Outstanding, December 31, 2021	12,376,250	$0.29
Granted	3,105,000	$0.19
Exercised	—	$—
Forfeited	(1,617,500)	$0.33
Options Outstanding, September 30, 2022	13,863,750	$0.27	7.2	years	$—
Vested and unvested but expected to vest, September 30, 2022	13,350,905	$0.27	7.2	years	$—
Exercisable at September 30, 2022	9,990,000	$0.28	6.5	years	$—

The average expected life was determined using historical data. We expect to recognize the compensation cost related to non-vested options as of September 30, 2022, of $589,599 over the weighted average remaining recognition period of 2.03 years.

4.     INCOME TAXES

As of September 30, 2022, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2022; no changes in settled tax years have occurred through September 30, 2022. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

Level 3 — Unobservable inputs.

As of September 30, 2022 and December 31, 2021, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in cash and cash equivalents valued at $400,011 and $1,118,906, respectively, using Level 1 inputs.

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

In connection with the issuance of the 2020 Notes, we also issued warrants to each investor. The warrants are exercisable for an aggregate of 1,043,988 shares of common stock with an exercise price of forty-five cents ($0.45) per share for a period of five years (the “2020 Warrants”). The relative fair value of the 2020 Warrants issued was $176,573 calculated using the Black-Scholes-Merton valuation model value of $0.26 with an expected and contractual life of five years, an assumed volatility of 74.6%, and a risk-free interest rate of 0.32%. The 2020 Warrants are classified in equity.

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

The affiliated investors and the principal amount of their respective 2020 Notes purchase are as set forth below:

Investor	Note Principal
Essetifin S.p.A.	$400,000
J.J. Finkelstein	$10,000
Mauro Bove	$10,000
Allan L. Goldstein	$5,000

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

2019 Notes	$52,314	$51,418	$154,983	$154,089

2020 Notes	29,768	29,895	88,582	88,709

Total interest expense	$82,082	$81,313	$243,565	$242,798

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

GtreeBNT is solely responsible for funding all the product development and commercialization efforts of the Joint Venture. GtreeBNT made an initial contribution of $3 million in cash and received an initial equity stake of 51%. RegeneRx’s ownership interest in ReGenTree was reduced from 49% to 38.5% when the Clinical Study Report was filed for the Phase 2/3 dry eye clinical trial. Based on when, and if, certain additional development milestones are achieved in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 38.5% and 25%, with 25% being the final equity ownership upon approval of a BLA for DES or neurotrophic keratitis (NK) in the U.S. (Tβ4 is now regulated as a biologic rather than as a new drug entity, see “Development of Product Candidates,” below). In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event ReGenTree is acquired or there is a change of control that occurs following achievement of a BLA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties. The Company is not required or otherwise obligated to provide financial support to the Joint Venture.

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

9.     LEASES

In July 2022, we amended our office lease agreement, and the term has been extended through July 2024. During the extended term, our rental payments will be approximately $4,500 per month. We had previously amended the office lease to extend through July 2022. Our facility lease is our only existing lease as of September 30, 2022 and is classified as an operating lease.

The discount rate used in the calculation of our lease liability is approximately 20%, which is based on our estimate of the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

The following table summarizes the Company’s recognition of its operating lease:

September 30, 2022
Assets
Operating lease right-of-use asset	$75,826
Total lease assets	$75,826

Liabilities
Current portion of operating lease liability	$33,213
Long-term portion of operating lease liability	42,080
Total lease liabilities	$75,293

Rent expense, consisting of minimum operating lease payments and variable lease payments for pass through items such as common area maintenance and real estate taxes for the nine months ended September 30, 2022 and 2021 is recorded as general and administrative expense and consisted of the following:

	2022	2021

Operating lease cost	$37,983	$38,003
Variable lease costs	4,257	345
Total lease costs	$42,240	$38,348

Rent expense for the three months ended September 30, 2022 and 2021 totaled $14,492 and $13,539, respectively.

A maturity analysis of our operating lease minimum lease payments follows:

2022	$5,408
2023	54,301
2024	32,223
Total	91,932

Discount factor	(16,639)
Total lease liability	$75,293

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

Current Financial Status

On June 30, 2021, we closed a private placement of common stock and warrants with several institutional and accredited investors, including members of management and the board, and received gross proceeds of $1,980,000. Pursuant to the terms of the Purchase Agreement, the Company sold an aggregate of 9,900,000 shares of its common stock to investors at a price of $0.20 per share. Investors also received Series A Warrants to purchase 7,425,000 shares of common stock at an exercise price of $0.24 per share with a two-year term and Series B Warrants to purchase 7,425,000 Warrant Shares at an exercise price of $0.28 per share with a five-year term. In connection with the private placement we paid a cash fee to Roth Capital Partners, LLC, our placement agent, and also issued warrants to purchase up to 1,268,750 shares of common stock on the same terms of the Series B Warrants and Series A Warrants (the “Roth Warrants”). At present, we believe that we will have sufficient cash to fund planned operations through the end of 2022. We may need to reduce or curtail our operations in 2023 if we do not successful raise additional equity or debt capital, of which there is no assurance.

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

Topline results from ARISE-3 were reported on March 18, 2021. Further statistical analysis was performed as part of the process to fully understand patient data and the effects of RGN-259 compared to placebo by evaluating various subgroups of patients within ARISE-3 with pooled data from all three ARISE clinical trials. While the trial failed to meet its co-primary sign and symptom endpoints, the conclusions from these expanded analyses were that the use of RGN-259 has demonstrated statistically significant and clinically relevant improvements in both signs and symptoms of dry eye syndrome after one and two weeks of treatment when measured across all three Phase 3 clinical trials in over 1,600 patients, while confirming its excellent safety profile. From a regulatory perspective, the question is whether the combined data from these three trials is sufficient to file for a biologics license (BLA) for marketing approval in the U.S. ReGenTree has been working with outside FDA regulatory consulting firms to define its regulatory strategy, based on these analyses, which have been discussed with the FDA at a pre-BLA meeting on February 28, 2022. The ReGenTree team previously submitted a 150-page pre-BLA dossier to the Agency in anticipation of the meeting, as well as a number of questions. The FDA has provided to ReGenTree minutes of the meeting. Based on these minutes and continued discussion with the FDA, ReGenTree has advised us that it plans to apply for SPA (Special Protocol Assessment) to the FDA around October 2022. SPA is a program in which FDA specialists provide a sponsor (ReGenTree) with collaboration in setting up clinical protocols and statistical analysis plans. The agreed clinical trial design with the FDA is binding and this program will give the sponsor and FDA a clear understanding of relevant trial criteria by participating together at this stage of the clinical trial protocol development. In October 2022, our partner announced that it had indeed submitted a request for a SPA to the FDA for an in-depth discussion and assessment of the clinical protocol for a fourth phase 3 clinical trial (ARISE-4) for the treatment of dry eye disease. We expect that the detailed direction and agreement given by the FDA in advance by using the SPA process will help ReGenTree’s development strategy for the approval of RGN-259. Considering the initiation of this process, we expect, but cannot assure, that the ARISE-4 trial will begin around the second quarter of 2023.

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

ReGenTree has advised us that it will seek to confirm the efficacy observed in SEER-1 despite the very small number of subjects in that trial. ReGenTree informs us that it has developed a plan to enter into two Phase 3 studies (SEER-2, SEER-3) simultaneously with 60 patients in each study to meet the requirement of two independent Phase 3 clinical trials necessary for FDA marketing approval. To this end, we understand that ReGenTree has retained a contract research organization (CRO) and plans to start recruitment of patients around November 2022, although we cannot assure this timetable.

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

More recently, newer data has been published demonstrating that Tß4 may be useful as a therapy for the treatment of acute systemic inflammatory diseases such as systemic inflammatory response syndrome (SIRS), acute respiratory disease (ARDS) and COVID-19, which can lead to sepsis, septic shock and death.

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

Lee’s Pharmaceuticals.

We are a party to a license agreement with Lee’s Pharmaceutical for the license of Tβ4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. In February 2019, the License Agreement was assigned by Lee’s to its affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. Lee’s previously filed an IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee’s subsequently informed us that it received notice from China’s FDA declining its IND application for a Phase 2b dry eye clinical trial because the API was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee’s by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. Recently, we have been in ongoing discussions with management of Zhaoke to further refine its development plan for RGN-259. We have not yet been informed of a projected starting date for Phase 2 trials but believe Lee’s intends to await the outcome of the ARISE-3 DES trial prior to initiating clinical trials in China. On April 28, 2021, Zhaoke Ophthalmology completed an initial public offering, raising over US $300 million for development of its ophthalmic products, including RGN-259 licensed from the Company. There are no economic changes to the License Agreement.

GtreeBNT.

We are a party to a license agreement with GtreeBNT for the license of RGN-259 related to certain development and commercialization rights for RGN-259, in Asia (excluding China, Hong Kong, Macau and Taiwan). Separately, we licensed GtreeBNT the rights to RGN-137 which was recently amended as discussed above. GtreeBNT is currently our second largest stockholder. GtreeBNT filed an IND with the Korean Ministry of Food and Drug Safety to conduct a Phase 2/3 study with RGN-259 in patients with dry eye syndrome and in July 2015, received approval to conduct the trial. In late 2016, GtreeBNT informed us that it believes marketing approval in the U.S. will allow expedited marketing in Korea, possibly without the need for a clinical trial. At this point, GtreeBNT advises us that its planned strategy is to await marketing approval in the U.S. before any further development in Korea. In September 2021, HLB Group acquired GtreeBNT. We do not yet know what impact this will have on GtreeBNT’s plans.

U.S. Joint Venture (ReGenTree, LLC).

In January 2015, we entered into a Joint Venture Agreement with GtreeBNT whereby we created ReGenTree, jointly owned by us and GtreeBNT, which will commercialize RGN-259 for treatment of dry eye and NK, an orphan indication in the United States. We are entitled to royalties as a percentage of net sales ranging from single digits to low double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats of ReGenTree and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent. We currently hold a 38.5% ownership interest in ReGenTree. This ownership interest may be further reduced to as low as 25% once ReGenTree obtains FDA approval of a BLA for dry eye syndrome in the U.S. In the event ReGenTree is acquired, or a change of control occurs following achievement of a BLA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties. As above, we do not know what effect the acquisition of GtreeBNT by HLB Group will have on the ReGenTree joint venture.

Our Strategy

We seek to maximize the value of our product candidates by advancing their clinical development and then identifying suitable partners for further development, regulatory approval, and marketing. We intend to engage in strategic partnerships with companies with clinical development and commercialization strengths in desired pharmaceutical therapeutic fields. We are actively seeking partners with suitable infrastructure, expertise and a long-term initiative in our medical fields of interest. Our ability to locate and engage new strategic partners has been limited by the global COVID pandemic. Historically, we have entered the licensing and joint ventures discussed above. We have retained RGN-352 in the EU and are able to consolidate them with similar assets in the U.S. and other territories in Asia to create a worldwide portfolio that we believe will be more attractive to multi-national pharmaceutical companies.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

Revenues. For the three months ended September 30, 2022 and 2021, we recorded revenue in the amount of approximately $19,000 related to the amortization of unearned license fees.

R&D Expenses. We did not record any R&D expenses for the three months ended September 30, 2022. For the three months ended September 30, 2021, our R&D expenses were approximately $5,700. The 2021 amount relates to storage and the retesting of Tß4 active pharmaceutical ingredient (API) by our contract manufacturer. The absence of R&D expenses over the past several years reflects the shift in our business resulting from our partnering strategy.

G&A Expenses. For the three months ended September 30, 2022, our G&A expenses decreased by approximately $114,000, or 27%, to $304,000 from $418,000 for the same period in 2021. The changes in the G&A expenses are reflected in several areas. Decreases in stock option expense (decrease of $100,000), professional services (decrease of $16,000), and insurance (decrease of $13,000), were offset by increases in personnel related (increase of $7,000), investor relations (increase of $5,000), facility related (increase of $2,000) and taxes (increase of $1,000).

Net Loss. Our Statements of Operations reflect a net loss of approximately $367,000 for the quarter ended September 30, 2022, versus a net loss of approximately $430,000 for the quarter ended September 30, 2021.

Comparison of the nine months ended September 30, 2022 and 2021

Revenues. For the nine months ended September 30, 2022 and 2021, we recorded revenue in the amount of approximately $58,000 related to the amortization of unearned license fees.

R&D Expenses. We did not record any R&D expenses for the nine months ended September 30, 2022. Our R&D expenses were approximately $6,600 for the same period in 2021. The 2021 amount relates to storage and the retesting of Tß4 active pharmaceutical ingredient (API) by our contract manufacturer. The absence of R&D expenses over the past several years reflects the shift in our business resulting from our partnering strategy.

G&A Expenses. For the nine months ended September 30, 2022, our G&A expenses increased by approximately $139,000, or 14%, to $1,151,000 from $1,012,000 for the same period in 2021. The changes in the G&A expenses are reflected in several areas. Increases in stock option expense (increase of $116,000), personnel related (increase of $12,000), professional services (increase of $4,000), investor relations (increase of $8,000) and facility related (increase of $4,000) was offset by a decrease in insurance (decrease of $5,000).

Net Loss. Our Statements of Operations reflect a net loss of approximately $1,337,000 for the nine months ended September 30, 2022, versus a net loss of approximately $1,148,000 for the nine months ended September 30, 2021.

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

We had cash and cash equivalents of $478,409 at September 30, 2022. Our current cash includes the proceeds from the June 2021 private placement of $1,980,000 of common stock and warrants with several institutional and accredited investors, including members of management and the board. We believe that these funds will be sufficient to fund planned operations through the end of 2022. We will need to secure additional funding in order to advance operations substantially beyond the fourth quarter of 2022 and may need to reduce or curtail our operations in 2023 if we are unable to raise additional equity or debt financing. We may also receive funds from grants, new partnerships or the raising of additional capital if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the nine months ended September 30, 2022 and 2021

Net cash used in operating activities was approximately $753,000 for the nine months ended September 30, 2022, compared to approximately $699,000 used in operating activities for the nine months ended September 30, 2021.

Net cash provided by financing activities was $0 for the nine months ended September 30, 2022, compared to approximately $1,794,000 provided by financing activities, primarily the proceeds from the June 2021 PIPE, for the nine months ended September 30, 2021.

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

We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until positive results are obtained from the current ophthalmic clinical program before moving into the EU with RGN-259. If successful, we believe this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259. We are also continuing to file patent applications for methods of utilizing the asset for certain medical indications. Our capital resources remain limited; therefore, we will need to secure additional operating capital to continue operations substantially beyond the end of 2022 and may need to reduce or curtail our operations in 2023 if we cannot raise additional equity or debt financing. A sale of common stock and warrants, a convertible instrument or additional partnering of licensed rights are possible sources of operating capital in the future.  In addition, the length of time required for clinical trials varies substantially according to the type, complexity, novelty and intended use of a product candidate.

Some of the factors that could impact our liquidity and capital needs include, but are not limited to:

●	the progress of our clinical trials;
●	the progress of our research activities;
●	the number and scope of our research programs;
●	the progress of our preclinical development activities;
●	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;
●	the costs related to development and manufacture of preclinical, clinical and validation lots for regulatory purposes and commercialization of drug supply associated with our product candidates;
●	our ability to enter into corporate collaborations and the terms and success of these collaborations;
●	the costs and timing of regulatory approvals;
●	the costs of establishing manufacturing, sales and distribution capabilities; and
●	the continuing impact of the COVID-19 pandemic, the war in Ukraine, the worsening of relationships between the United States and Russia and China, rising interest rates and continued inflationary concerns on our activities and those of our development partners.

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

With the receipt of the proceeds from the closing of the 2021 Private Placement, we expect to have sufficient cash to fund our planned operations through the end of 2022. If we cannot raise additional equity or debt financing, we may need to reduce or curtail our operations in 2023. We continuously monitor our cash use as well as the clinical timelines. We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk.

Our cash equivalents, which are generally comprised of federally insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2022, these cash equivalents were $400,011. Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of September 30, 2022, the change in fair value of our financial instruments would not have been material.

Item 4.            Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based upon this evaluation, management has concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Before giving effect to any potential additional sales of our securities, we estimate that our existing capital resources coupled with the proceeds from the October 2020 and June 2021 private offerings will only be sufficient to fund our operations through 2022. We will need to secure additional operating capital to continue operations substantially beyond 2022. We continuously monitor our cash use as well as the clinical timelines. We will need to secure additional operating capital by early 2023 and are evaluating options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets, either of which could cause a reduction in the trading price of our common stock. The COVID-19 global pandemic, the war in Ukraine, the worsening of relationships between the United States and Russia and China, rising interest rates and continued inflationary concerns may impact our ability to secure additional financing. If we are unable to raise additional equity or debt financing, we may need to reduce or curtail our operations in 2023.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future and may increase, as we pursue our product development efforts related to Tß4. As of September 30, 2022, our accumulated deficit totaled approximately $111.8 million.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2021 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described in this report, even though we sold securities in June 2021 for proceeds of $1,980,000, these proceeds are only projected to fund our operations at the current level through 2022; therefore, we will need to secure additional operating capital to continue operations substantially beyond 2022. We are seeking sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to reduce or curtail our operations in 2023. If we so reduce or curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

GtreeBNT is also responsible for operating the ReGenTree joint venture that is working to commercialize our RGN-259 product candidate. Based on minutes of the February 2022 between ReGenTree and the FDA, ReGenTree applied for SPA (Special Protocol Assessment) to the FDA in October 2022. SPA is a program in which FDA specialists provide a sponsor (ReGenTree) with collaboration in setting up clinical protocols and statistical analysis plans. The agreed clinical trial design with the FDA is binding and this program is designed to give the sponsor and FDA a clear understanding of relevant trial criteria by participating together at this stage of the clinical trial protocol development. However, there is no assurance that an SPA can be successfully completed or that, if completed, a Phase 3 clinical trial will take place, or result in a successful outcome.

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

GtreeBNT Co., Ltd. was recently acquired and communications between the two companies may sometimes conflict or be less than clear.

Until September 2021, GtreeBNT was a public company traded on the Korean stock market. Certain disclosure requirements may differ from RegeneRx’s. Moreover, due to different language conventions, translations may be less than 100% accurate. Further, RegeneRx does not always receive material information from GtreeBNT related to clinical trials or manufacturing development or strategic product development strategy in a timely or clear manner. In September 2021, HLB Group acquired GtreeBNT. We cannot predict whether HLB Group will continue to financially and otherwise support GtreeBNT’s activities on our products.

GtreeBNT Co., Ltd. has limited financial resources.

Prior to its acquisition by HLB Group, GtreeBNT informed us that it has limited financial resources. It had to continuously raise capital to fund research, development, clinical trials, and operations. Therefore, its ability to finance each of these areas was subject to its ability to secured adequate capital. While GtreeBNT has been able to finance each of these areas, to date, there is no assurance that it will be able to do so in the future, particularly if the new owner, HLB Group, determines not to provide funding or other support to GtreeBNT relative to our products. If GtreeBNT is unable to secure necessary financing to fund clinical trials or operations, it could have a material adverse impact on RGN-137 and RGN-259 and RegeneRx’s ability to continue funding operations while these products are under development.

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

Our success will depend in part on our, or our partners’ ability to obtain, defend and enforce patents, both in the United States and abroad. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. As described elsewhere in this report, we currently do not have adequate financial resources to fund our ongoing business activities substantially beyond the end of 2022 without additional funding and may need to reduce or curtail our operations in 2023 if we are unable to raise additional equity or debt financing. As a result of our current financial condition, we continuously evaluate our issued patents and patent applications and may decide to limit their therapeutic and/or geographic coverage in an effort to enhance our ability to focus on certain medical conditions and countries within our financial constraints. As a result, we may not be able to protect our intellectual property rights in indications and/or territories that we otherwise would, and, therefore, our ability to commercialize Tß4, if at all, could be substantially limited, which could have a material adverse impact on our future results of operations.

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

Our or our partners’ patents may expire prior to commercialization of any of our products.

Patents typically provide exclusivity for 20 years from the date of the initial patent filing prior to expiration. Our or our partners’ patents may expire prior to commercialization of any of our products or may have limited time left for exclusivity after one or more of our products are commercialized. In this case, the commercial value of our products could be limited.

Risks Related to Our Securities

Our common stock price is volatile, our stock is highly illiquid, and any investment in our securities could decline substantially in value.

For the period from January 1, 2021 through August 8, 2022, the closing price of our common stock has ranged from $0.14 to $0.75, with an average daily trading volume of approximately 86,000 shares. Considering our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

●	our ability to raise additional equity or debt financing to continue operations;
●	results of pre-clinical studies and clinical trials;
●	commercial success of approved products;
●	corporate partnerships;
●	technological innovations by us or competitors;
●	changes in laws and government regulations both in the U.S. and overseas;
●	changes in key personnel at our company;
●	developments concerning proprietary rights, including patents and litigation matters;
●	public perception relating to the commercial value or safety of any of our product candidates;
●	other issuances of our common stock, or securities convertible into or exercisable for our common stock, causing dilution;
●	anticipated or unanticipated changes in our financial performance;
●	general trends related to the biopharmaceutical and biotechnological industries; and
●	general conditions in the stock market and in the global economy and political climate.

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

Our officers, directors and principal stockholders together control approximately 46% of our outstanding common stock. Included in this group are previous stockholders of Sigma-Tau and their affiliates, which now have consolidated their holding into Essetifin S.p.A. who along with Aptafin S.p.A. hold outstanding shares representing approximately 25.4% of our outstanding common stock and GtreeBNT which owns approximately 13.6% of our outstanding common stock. These stockholders also hold options, warrants, convertible promissory notes and stock purchase rights that provide them with the right to acquire significantly more shares of common stock. Accordingly, if these stockholders acted together, they could control the outcome of all stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

As of September 30, 2022, there were outstanding options to purchase an aggregate of 13,863,750 shares of our common stock under our 2010 and 2018 incentive equity plans at exercise prices ranging from $0.19 per share to $0.64 per share and outstanding warrants to purchase 25,287,738 shares of our common stock at a weighted average exercise price of $0.24 per share. The 2020 Notes will initially be convertible at $0.36 into 1,391,982 shares and the 2020 Warrants will be exercisable to purchase 1,043,988 shares with an exercise price $0.45 per share. The 2019 Notes that will initially be convertible at $0.12 into 10,833,333 shares and the 2019 Warrants will be exercisable to purchase 8,125,000 shares with an exercise price of $0.18 per share. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2022 and December 31, 2021; (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2022 and 2021; (iii) Condensed Statements of Changes in Stockholders’ Deficit for the nine months ended September 30, 2022 and 2021; (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (v) Notes to Condensed Financial Statements.

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

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date:	November 14, 2022	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)