Form 10-K
period 2022-12-31
REGENERX BIOPHARMACEUTICALS INC
filed 2023-04-11
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒  Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer “ and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non- accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes     ☒  No

As of February 25, 2023, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $16 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as quoted on the Over-the-Counter Bulletin Board, or the OTC Bulletin Board, on March 17, 2023.

The number of shares outstanding of the registrant’s common stock as of March 17, 2023 was 143,549,735.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the words “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “may” or other similar expressions. In addition, any statements that refer to projections of our future financial performance or capital resources, our clinical development programs and schedules, our anticipated growth and trends in our business, the clinical and pharmaceutical applications of our products, our expectations about our competitive position in the marketplace, potential business relationships and partnerships, and other characterizations of future events or circumstances are forward-looking statements. We cannot guarantee that we will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, particularly as we currently anticipate running out of capital to operate our business at some point in the second quarter of 2023. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make, including those described under “Risk Factors” set forth below. In addition, any forward-looking statements we make in this report speak only as of the date of this report, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.

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

Current Financial Status

As we previously reported in our last 10-Q filing for the quarter ended September 30, 2022, we estimated that our then existing capital resources coupled with the proceeds from our October 2020 and June 2021 private offerings would only be sufficient to fund our operations through the end of 2022. We have taken actions to reduce our cash use including deferring compensation and we now have sufficient funds into the second quarter of 2023, but we have been unable to raise additional capital to date. At this juncture, without immediate additional funding, we anticipate that we will have to curtail operations, temporarily or permanently, at some point in the second quarter of 2023. Without new capital, we expect, among other matters, to be unable to (i) pay for directors and officers liability insurance for our management team and directors, who may then elect to resign from the Company for our failure to maintain such insurance or otherwise, (ii) pay fees necessary to maintain our intellectual property worldwide or (iii) continue to file reports with the U.S. Securities and Exchange Commission, which will eventually cause our Common Stock to be delisted from the OTCQB trading marketplace. Any of these outcomes will adversely affect the value of and ability to trade our Common Stock. Further, any expectations otherwise described in this report for future research and development, and ultimate commercialization, of any of our technologies by our licensees and joint venture partners may be adversely affected by our own anticipated shutdown. Our dire need to raise immediate additional capital only makes it more difficult to find funding. If we are yet able to sell our equity securities, we may need to do so at a significant discount to our current stock price, which will dilute your interest in our Company. The difficulty of microcap companies to access the capital markets, the COVID-19 global pandemic, the war in Ukraine and inflationary concerns may further impact our ability to secure additional financing. In the event the Company is able to raise limited funds, it may use those funds to explore strategic options including but not limited to a sale of its assets, a merger or a reverse stock split transaction. If the Company conducts a reverse stock split transaction and thus meets the requirements to suspend its obligations to file periodic reports with the SEC under the Exchange Act, the Company’s common stock would cease being listed on any stock exchange and there would be no market for the Company’s common stock.

Current Clinical Status

In January 2015, we entered into a Joint Venture Agreement with GtreeBNT (now “HLB Therapeutics” or “HLBT”) whereby we created ReGenTree LLC (“ReGenTree” or “Joint Venture”) jointly owned by us and HLBT, which seeks to commercialize RGN-259 for treatment of dry eye syndrome (“DES”) and neurotrophic keratitis (“NK”), an orphan indication in the United States.

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

Topline results from ARISE-3 were reported on March 18, 2021. Further statistical analysis was performed as part of the process to fully understand patient data and the effects of RGN-259 compared to placebo by evaluating various subgroups of patients within ARISE-3 with pooled data from all three ARISE clinical trials. While the trial failed to meet its co-primary sign and symptom endpoints, ReGenTree’s conclusions from these expanded analyses were that the use of RGN-259 has demonstrated statistically significant and clinically relevant improvements in both signs and symptoms of dry eye syndrome after one and two weeks of treatment when measured across all three Phase 3 clinical trials in over 1,600 patients, while confirming its excellent safety profile. However, the FDA would not accept this analysis for a Biologics License Application (“BLA”) and ReGenTree subsequently applied for SPA (Special Protocol Assessment) to the FDA in October 2022. SPA is a program in which FDA specialists provide a sponsor (ReGenTree) with collaboration in setting up clinical protocols and statistical analysis plans. The agreed clinical trial design with the FDA is binding and this program will give the sponsor and FDA a clear understanding of relevant trial criteria by participating together at this stage of the clinical trial protocol development. We expect that the detailed direction and agreement given by the FDA in advance by using the SPA process will help ReGenTree’s development strategy for the approval of RGN-259 for dry eye disease. We do not know when the ARISE 4 trial will begin.

NK trial (“SEER-1”), a smaller study in an orphan population, enrolled a total of 18 patients. On May 14, 2020, the Company reported that the trial was closed and reported the results of SEER-1. Six out of 10 patients in the RGN-259 treated group and 1 out of 8 patients in the placebo treated group achieved complete corneal healing in four weeks. In terms of the primary endpoint, “ratio of corneal wound healed patients after four weeks’ administration”, the statistical difference was slightly over 0.05 (p = 0.0656, Fisher’s exact test), due to the limited number of patients in each group. When another statistical analysis method was used to analyze the same primary endpoint (Chi square test), there was statistical significance, p = 0.0400. In addition, in a pre-specified secondary endpoint evaluating corneal epithelial healing at day 43 (two weeks post-treatment) and the durability of RGN-259 treatment, we also confirmed a clear statistical difference using the Fisher’s exact test, p = 0.0359. Several other efficacy parameters were either highly significant or strongly trending toward statistical significance in the RGN-259 group indicating the depth of patient response to RGN-259. ReGenTree initiated the first of two Phase 3 NK clinical trials at the end of 2022 and recently published the trial parameters in clinicaltrials.gov. The first patient is scheduled to be enrolled shortly.

HLBT has developed the CMC (chemistry, manufacturing and controls) dossier required for Phase 3 clinical trials and commercialization in the U.S. and in Korea. This comprehensive and critical effort ensures that final drug product manufacturing, packaging, stability, purity, reproducibility, etc., meets regulatory guidelines and product specifications. The product of this activity is the current product formulation being utilized in the U.S. trials being conducted by ReGenTree and will also be utilized in the planned clinical activity to be conducted by HLBT under the RGN-259 license agreement for Pan Asia.

In February 2017, our licensee for RGN-137, HLBT through its subsidiary, Lenus Therapeutics, LLC, received permission from the FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa (“EB”), a genetic disease that causes severe blistering of the skin and internal organs. In August 2017, the Company amended the agreement for RGN-137 held by HLBT. Under the amendment, the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. In December 2018, HLBT initiated a small Phase 2 open trial in patients with EB to evaluate RGN-137 in such patients prior to sponsoring a larger Phase 3 trial. Three patients were enrolled in the open clinical trial. In August 2019, it was reported that the first patient had positively responded to RGN-137. However, as of the date of this report, the Company believes that the EB trial has been put on hold and that Lenus Therapeutics has been dissolved with the rights reverting back to HLBT. We have not received any update from HLBT as to any future development plans for RGN-137.

Currently, we have active partnerships in four major territories: North America, Europe, China and Pan Asia. In each case, the cost of development is borne by our partners with no financial obligation for the Company. We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., most of Asia, and Europe, and RGN-259 in the EU. In August 2017, we amended the RGN-137 license agreement with HLBT, expanding the territory to include Europe, Canada, South Korea, Australia and Japan. Regarding RGN-259, our goal is to wait until satisfactory results are obtained from the current ophthalmic clinical program in the U.S. before moving into the EU. This should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications and for the treatment of severe symptoms resulting from COVID-19 infection, either by obtaining grants to fund a Phase 2a clinical trial or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259.

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

More recently, a scientific paper was published by a multi-institutional team of scientists from eight American research centers published describing new therapeutic approaches for COVID-19 in which they propose that Thymosin beta 4 (Tβ4), because of its ability to induce fibrinolysis, among other activities, may be useful in treating patients with the COVID-19 virus. According to the scientific team, an increase of fibrinolysis could be achieved by administering Tβ4. Fibrinolysis is the breakdown of fibrin in blood clots and Tβ4 has been shown to prevent actin from binding to fibrin, which is a major component of blood clots. Blood clots in the blood stream and organs of patients with COVID-19 have been shown to lead to extensive morbidity and patient death.

The researchers also found that COVID-19 elevates bradykinin levels in multiple tissues and systems that cause significant increases in vascular dilation, vascular permeability, and hypotension in infected patients. Previous studies have shown that elevated bradykinin levels induce pain and cause blood vessels to expand and become leaky, that can lead to swelling and inflammation of the surrounding tissue. This bradykinin-storm in COVID-19 patients induces leakage of fluid into the lungs and excessive release of hyaluronic acid preventing oxygen uptake and carbon dioxide release in the lungs of severely affected COVID-19 patients. These bradykinin-driven outcomes suggest that a bradykinin storm may be responsible for many of the more severe symptoms of COVID-19.

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

We believe the potential impact of Tβ4 in the treatment of COVID-19 merits further consideration as this, and other published studies, have shown Tβ4’s ability to not only down-regulate inflammatory chemokines and cytokines and proinflammatory processes such as the bradykinin storm, but also increase fibrinolysis and accelerate wound repair in the heart, lungs, kidneys and other organs that are often affected by COVID-19 infection. Moreover, previously published data have demonstrated a significant decrease of Tβ4 in blood, tears, and saliva with age in humans. Thus, finding a way to control and dampen this “bradykinin storm” may be important to successfully treating COVID-19 patients, especially in older and more vulnerable patients. Prior to publications addressing the possible relationship between Tβ4 and COVID-19, the Company filed worldwide patent applications.

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

Strategic Partnerships

Lee’s Pharmaceutical.

We are a party to a license agreement with Lee’s Pharmaceutical for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. In February 2019, the License Agreement was assigned by Lee’s to its affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. Prior to 2016, Lee’s filed an IND with the Chinese FDA to conduct a Phase 2, randomized, double-masked, dose-response clinical trial with RGN-259 in China for dry-eye syndrome. Lee’s subsequently informed us that it received notice from China’s FDA declining its IND application for a Phase 2b dry eye clinical trial because the API was manufactured outside of China. The API was manufactured in the U.S. and provided to Lee’s by RegeneRx pursuant to a license agreement to develop RGN-259 ophthalmic eye drops in the licensed territory. However, in mid-2016, we were informed by Lee’s that the CFDA modified its manufacturing regulations and will now allow Chinese companies to utilize API manufactured outside of China for Phase 1 and 2 clinical trials. Lee’s has assigned the license to its subsidiary Zhaoke Ophthalmology Pharmaceutical Limited for development of RGN-259 in China. On April 28, 2021, Zhaoke Ophthalmology completed an initial public offering, raising US$270 million for development of its ophthalmic products, including RGN-259 licensed from the Company. Zhaoke has established an advanced ophthalmic manufacturing facility and is assembling an experienced marketing team. RGN-259 is identified as one of their main pipeline drugs and they are planning to submit an IND to the NMPA (the Chinese FDA). We do not have any updates regarding the timing of the submission or the start of clinical trials in China in 2023. There are no economic changes to the License Agreement.

HLB Therapeutics.

We are a party to a license agreement with HLBT for the license of RGN-259 related to certain development and commercialization rights for RGN-259 in Asia (excluding China, Hong Kong, Macau and Taiwan). Separately, we licensed HLBT) the rights to RGN-137 which was recently amended as discussed above. HLBT is currently our second largest stockholder. HLBT filed an IND with the Korean Ministry of Food and Drug Safety to conduct a Phase 2/3 study with RGN-259 in patients with dry eye syndrome and in July 2015, received approval to conduct the trial. In late 2016, HLBT informed us that it believes marketing approval in the U.S. will allow expedited marketing in Korea, possibly without the need for a clinical trial. At this point, we are still awaiting marketing approval in the U.S.

U.S. Joint Venture (ReGenTree, LLC).

In January 2015, we entered into a Joint Venture Agreement with HLBT whereby we created ReGenTree, jointly owned by us and HLBT, which will commercialize RGN-259 for treatment of dry eye and NK, an orphan indication in the United States. We are entitled to royalties as a percentage of net sales ranging from single digits to low double digits based on the medical indications approved and whether the Joint Venture commercializes products directly or through a third party. RegeneRx possesses one of three board seats of ReGenTree and certain major decisions and transactions within ReGenTree, such as commercialization strategy, mergers, and acquisitions, require RegeneRx’s board designee’s consent. We currently hold a 38.5% ownership interest in ReGenTree. This ownership interest may be further reduced to as low as 25% once ReGenTree obtains FDA approval of a BLA in the U.S. In the event ReGenTree is acquired, or a change of control occurs following achievement of a BLA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties.

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

Based on our Phase 1 data and the preclinical research discussed above, we continue to evaluate various opportunities for government funding for a Phase 2a clinical trial to show proof-of-concept in each case while also talking with prospective strategic partners with the interest, capabilities and resources to further develop product candidate in these fields. We have also been evaluating the potential of RGN-352 for the treatment of COVID-19.

RGN-137

Clinical Development — Epidermolysis Bullosa (EB).

Starting in 2005, we began conducting a Phase 2 clinical trial designed to assess the safety and effectiveness of RGN-137 for the treatment of patients with EB. EB is a genetic disease of approximately 10 gene mutations that results in fragile skin and other epithelial structures (e.g., cornea and GI tract) that can blister spontaneously or separate at the slightest trauma or friction, creating a wound that at times does not heal or heals poorly. In severe cases, recurrent blistering and tissue loss may be life threatening. EB has been designated as an “orphan” indication by the FDA’s Office of Orphan Drugs. We closed the Phase 2 trial in late 2011 and we submitted the final report to the FDA in 2014. Subsequently, we licensed RGN-137 to HLBT for development in the U.S. and EU. In February 2017, HLBT received permission from the U.S. FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with EB. Recently, the FDA modified efficacy requirements in EB patients from complete wound closing to partial wound closing, which has had a positive impact on clinical trial design. Our licensee initiated a Phase 2 open clinical trial on EB patients in the U.S. in December 2018, and 3 of 15 patients were enrolled. In August 2019, it was reported that the first patient had positively responded to RGN-137. However, as of the date of this report, the Company believes that the EB trial has been put on hold or terminated. The Company has not been updated by HLBT as to any future development plans for RGN-137.

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

Our Strategy

Our strategy set forth below assumes that we are successful in raising additional capital to continue our business operations. Any temporary or permanent shutdown of our business activites after March 31, 2023 would adversely affect or ability to facilitate these plans.

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

RGN-259. Most specialty ophthalmic companies have a number of products on the market that could compete with RGN-259. There are numerous antibiotics to treat eye infections to promote corneal wound healing and many eye lubrication products that are soothing to the eye and help eye healing, many of which are sold without prescriptions. Companies also market steroids to treat certain conditions within our area of interest. AbbVie markets Restasis®, Ophthalmic Emulsion, an FDA-approved eye drop used to treat dry eye. Restasis, and other products, have been approved for marketing in certain other countries where we have licensed RGN-259. Novartis is marketing an FDA-approved product, Xiidra®. We believe RGN-259 is differentiated from Restasis® and Xiidra® and any other product or product candidate available for dry eye in that it actively promotes repair using a multi-faceted approach of increasing cell migration and laminin-5 production, and decreasing inflammation and apoptosis, without any noted adverse effects.

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

In October 2020, the FDA approved loteprednol etabonate ophthalmic suspension (Eysuvis®; acquired by Alcon from Kala Pharmaceuticals) a 0.25% ocular corticosteroid indicated for dry eye disease. As with other ophthalmic corticosteroids, Eysuvis® is contraindicated in most viral diseases of the cornea and conjunctiva and also in mycobacterial infection of the eye and fungal diseases of ocular structures. Other warnings on the label include delayed healing and corneal perforation, intraocular pressure (IOP) increase, cataracts, bacterial, viral, and fungal infections.

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

We have received orphan drug designation from the FDA for RGN-137 for the treatment of EB and RGN-259 for the treatment of neurotrophic keratitis or NK, (now being developed by ReGenTree). The FDA may designate a product or products as having orphan drug status to treat a disease or condition that affects less than 200,000 individuals in the United States, or, if patients of a disease number more than 200,000, the sponsor can establish that it does not realistically anticipate its product sales will be sufficient to recover its costs. If a product candidate is designated as an orphan drug, then the sponsor may receive incentives to undertake the development and marketing of the product, including grants for clinical trials, as well as a waiver of the user fees for submission of a BLA.

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

HLB Therapeutics.

On March 7, 2014, we entered into license agreements with HLBT. The two licensing agreements are for the license of territorial rights to two of our Thymosin Beta 4-based products candidates, RGN-259 and RGN-137.

Under the agreement for RGN-259, our preservative-free eye drop product candidate, HLBT will have the right to develop and commercialize RGN-259 in Asia (excluding Greater China). The rights will be exclusive in Korea, Japan, Australia, New Zealand, Brunei, Cambodia, East Timor, Indonesia, Laos, Malaysia, Mongolia, Myanmar (Burma), Philippines, Singapore, Thailand, Vietnam, and Kazakhstan, and semi-exclusive in India, Pakistan, Bangladesh, Bhutan, Maldives, Nepal, Sri Lanka, Kyrgyzstan, Tajikistan, Turkmenistan and Uzbekistan, collectively, the Territory (the “259 Territory” or Pan Asia). Under the agreement for RGN-259 we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double-digit percentage of any commercial sales of the licensed product sold by HLBT in the 259 Territory.

Under the license agreement for RGN-137, our topical dermal gel product candidate, HLBT has the exclusive right to develop and commercialize RGN-137 in the U.S. (the “137 Territory”). Under the agreement for RGN-137 we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double-digit percentage of any commercial sales of our licensed product sold by HLBT in the 137 Territory. Under an amendment to the agreement for RGN-137, for which we were compensated, the 137 Territory was expanded to include Europe, Canada, South Korea, Australia and Japan.

Both the license agreement for RGN-137 and the license agreement for RGN-259 contain diligence provisions that require the initiation of certain clinical trials within certain time periods that, if not met, would result in the loss of rights or exclusivity in certain countries. HLBT will pay for all developmental costs associated with each product candidate. We will also have the right to exclusively license any improvements made by HLBT to our products outside of the licensed territory on a royalty-free basis.

The two firms have created a joint development committee and continue to discuss the development of the licensed products and share information relating thereto. Both companies will also share all non-clinical and clinical data and other information related to the development of the licensed product candidates.

ReGenTree - U.S. Joint Venture

On January 28, 2015, we entered into the Joint Venture Agreement with HLBT, a shareholder in the Company and licensee in certain Pan Asian countries. The Joint Venture Agreement provides for the creation of the Joint Venture, ReGenTree, LLC (“ReGenTree”), jointly owned by the Company and HLBT that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratitis in the United States, as well as any other relevant ophthalmic indications.

HLBT is solely responsible for funding all of the product development and commercialization efforts of ReGenTree. HLBT made an initial contribution of $3 million in cash and received an initial equity stake of 51%. RegeneRx received an initial equity stake of 49% of ReGenTree. HLBT’s equity stake may increase (and RegeneRx’s would proportionally decrease) upon ReGenTree achieving certain product development milestones (including receipt of a new biologics license application “BLA” by the U.S. FDA). HLBT has subsequently funded the initial Phase 2b/3 and the ongoing Phase 3 U.S. clinical trials for dry eye syndrome and neurotrophic keratitis, respectively.

Our initial ownership interest in ReGenTree was 49% and was reduced to 38.5% after filing of the final clinical study report with the FDA for the Phase 3 trial for Dry Eye Syndrome completed in 2017. Based on when, and if, ReGenTree achieves certain additional development milestones in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 38.5% and 25%, with 25% being the final equity ownership upon FDA approval of a BLA in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event the ReGenTree entity is acquired or there is a change of control that occurs following achievement of an BLA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties.

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

ReGenTree is responsible for executing all development and commercialization activities under the Joint Venture Agreement, which activities will be directed by a joint development committee comprised of representatives of the Company and HLBT. The agreement has a term that extends to the later of the expiration of the last patent covered by the agreement or 25 years from the first commercial sale under the agreement. The agreement may be earlier terminated if the Joint Venture fails to meet certain commercialization milestones, or if either party breaches the Joint Venture Agreement and fails to cure such breach, or as a result of government action that limits the ability of the Joint Venture to commercialize the product, as a result of a challenge to a licensed patent, following termination of the license between the Company and certain agencies of the United States federal government, or upon the bankruptcy of either party.

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

Employees

We currently have two full time employees including our President and CEO and one part time financial, accounting and SEC compliance consultant. We also retain three independent contractors. We believe that we have good relations with our employees and contractors.

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

Item 1A.Risk Factors

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

Risks Related to Our Liquidity and Need for Financing

We estimate that our existing capital will only be sufficient to fund our operations into the second quarter of 2023, at which time we may need to temporarily or permanently shut down our operations.

As we previously reported in our last 10-Q filing for the quarter ended September 30, 2022, we estimated that our then existing capital resources coupled with the proceeds from our October 2020 and June 2021 private offerings would only be sufficient to fund our operations through the end of 2022. We have taken actions to reduce our cash use including deferring compensation and we now have sufficent funds into the second quarter of 2023, but we have been unable to raise additional capital to date. At this juncture, without immediate additional funding, we anticipate that we will have to curtail operations, temporarily or permanently, at some point in the second quarter of 2023. Without new capital, we expect, among other matters, to be unable to (i) pay for directors and officers liability insurance for our management team and directors, who may then elect to resign from the Company for our failure to maintain such insurance or otherwise, (ii) pay fees necessary to maintain our intellectual property worldwide or (iii) continue to file reports with the U.S. Securities and Exchange Commission, which will eventually cause our Common Stock to be delisted from the OTCQB trading marketplace. Any of these outcomes will adversely affect the value of and ability to trade our Common Stock. Further, any expectations otherwise described in this report for future research and development, and ultimate commercialization, of any of our technologies by our licensees and joint venture partners may be adversely by our own anticipated shutdown. Our dire need to raise immediate additional capital only makes it more difficult to find funding. If we are yet able to sell our equity securities, we may need to do so at a significant discount to our current stock price, which will dilute your interest in our Company. The difficulty of microcap companies to access the capital markets, the COVID-19 global pandemic, the war in Ukraine and inflationary concerns may further impact our ability to secure additional financing. In the event the Company is able to raise limited funds, it may use those funds to explore strategic options including but not limited to a sale of its assets, a merger or a reverse stock split transaction. If the Company conducts a reverse stock split transaction and thus meets the requirements to suspend its obligations to file periodic reports with the SEC under the Exchange Act, the Company’s common stock would cease being listed on any stock exchange and there would be no market for the Company’s common stock.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of December 31, 2022, our accumulated deficit totaled approximately $112.2 million.

If we can obtain additional capital to continue operations, and as we expand our research and development efforts and seek to obtain regulatory approval of our product candidates to make them commercially viable, we anticipate substantial and increasing operating losses. Our ability to generate revenues and to become profitable will depend largely on our ability, alone or through the efforts of third-party licensees and collaborators, to efficiently and successfully complete the development of our product candidates, obtain necessary regulatory approvals for commercialization, scale-up commercial quantity manufacturing capabilities either internally or through third-party suppliers, and market our product candidates. There can be no assurance that we will achieve any of these objectives or that we will ever become profitable or be able to maintain profitability. Even if we do achieve profitability, we cannot predict the level of such profitability. If we continue to sustain losses over an extended period of time and are not otherwise able to raise necessary funds to continue our development efforts and maintain our operations, we may be forced to cease operations.

Our common stock is quoted on the over-the-counter market, which subjects us to the SEC’s penny stock rules and may decrease the liquidity of our common stock.

Our common stock is traded over-the-counter on the OTC Bulletin Board although, as disclosed elsewhere in this report and its risk factors, we anticipate our stock being delisted for our anticipated future inability to file required SEC reports due to our lack of capital and expected shutdown, which will adversely impact the value and tradability of our stock. Over-the-counter markets are generally considered to be less efficient than, and not as broad as, a stock exchange. There may be a limited market for our stock now that it is quoted on the OTC Bulletin Board, trading in our stock may become more difficult and our share price could decrease. Specifically, you may not be able to resell your shares of common stock at or above the price you paid for such shares or at all.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2022 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described above, if we do not immediately obtain additional capital, we expect to curtail our operations, temporarily or permanently, at some point in the second quarter of end of March 2023. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

In the second half of 2010, we implemented the development plans for our Phase 2 clinical trial to evaluate RGN-352 in patients who have suffered an acute myocardial infarction, or AMI. We had planned to begin enrolling patients near the end of the first quarter of 2011. However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with current Good Manufacturing Practice (“cGMP”) regulations. The FDA has prohibited us from using any of the active drug or placebo manufactured by this manufacturer in human trials, which will require us to identify a cGMP-compliant manufacturer and to have new material produced in the event that we seek to resume this trial. We learned that the contract manufacturer closed its manufacturing facility and has filed for bankruptcy protection. Significant preparatory time and procedures will be required before any new suitable manufacturer would be able to manufacture RGN-352 for the AMI trial. Since we are unable to estimate the length of time that the trial will be on clinical hold, we have elected to cease activities on this trial until the FDA clinical hold is resolved and the requisite funding might be secured. Consequently, there can be no assurance that we will be able to timely initiate trial activities or complete this trial, if at all. As of the date of this report, we have received no new information on the status of this trial.

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

Although Tß4 has shown biological activity in in vitro studies and in vivo animal models and while we observed clinical activity and efficacious outcomes in our recent RGN-259 Phase 2a trial and earlier Phase 2 dermal trials, we cannot assure you that our product candidates will exhibit activity or importance in humans in large-scale trials to the satisfaction of the FDA. Our drug candidates are still in research and development, and we do not expect them to be commercially available for the foreseeable future, if at all. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These include the possibility that the potential products may:

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

HLB Therapeutics has limited drug development experience.

We are a party to several license agreements and a Joint Venture with HLBT. Historically, GtreeBNT’s, which was acquired by HLBT, business focus has been in the IT software industry in Korea with strong IP positions addressing specific software tools and apps such as optimized multimedia software for smart phones. GtreeBNT made a strategic decision in November 2013 to expand into the biopharmaceutical business through selected strategic alliances with biopharmaceutical companies in the U.S. and EU. The collaboration with RegeneRx is the first strategic investment in this initiative. While GtreeBNT has hired executives and staff with significant pharmaceutical experience, the company has no internal drug development experience. In 2021, GTreeBNT was acquired by HLB Group, as part of HLB Healthcare. HLBT has additional capabilities and retained much of GtreeBNT’s development team. However, HLBT may nonetheless face significant challenges in the development of our product candidates than would more established pharmaceutical companies.

HLB Therapeutics may have different public reporting requirements than RegeneRx and communications between the two companies may sometimes conflict or be less than clear.

HLB Therapeutics is a public company traded on the Korean stock market. Certain disclosure requirements may differ from RegeneRx’s. Moreover, due to different language conventions, translations may be less than 100% accurate. Further, RegeneRx may not always receive material information related to clinical trials or manufacturing development or strategic product development strategy in a timely or clear manner.

HLB Therapeutics has limited financial resources.

HLBT has informed us that it has limited financial resources. It has to continuously raise capital to fund research, development, clinical trials, and operations. Therefore, its ability to finance each of these areas is subject to its ability to secure adequate capital. While HLBT has been able to finance each of these areas, to date, there is no assurance that they will be able to do so in the future. If HLBT is unable to secure necessary financing to fund clinical trials or operations, it could have a material adverse impact on RGN-137 and RGN-259 and our ability to continue funding operations while these products are under development.

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

With respect to our product candidate RGN-259, there are also numerous ophthalmic companies developing drugs for corneal wound healing and other front-of-the-eye diseases and injuries, including dry eye syndrome. Amniotic membranes have been successfully used to treat corneal wounds in certain cases, as have topical steroids and antibacterial agents. Most specialty ophthalmic companies have a number of products on the market that could compete with RGN-259. There are numerous antibiotics to treat eye infections to promote corneal wound healing and many eye lubrication products that are soothing to the eye and help eye healing, many of which are sold without prescriptions. Companies also market steroids to treat certain conditions within our area of interest. Allergan, Inc. markets Restasis™, Ophthalmic Emulsion, which was the only commercially available and FDA-approved eye drop to treat dry eye. Shire PLC recently received FDA approval to market Xiidra™ for the treatment of dry eye and has launched the product in the U.S. Restasis. In October 2020, the FDA approved loteprednol etabonate ophthalmic suspension (Eysuvis; Alcon) a 0.25% ocular corticosteroid indicated for dry eye disease, and other products, have been approved for marketing in certain other countries where we have licensed RGN-259.

We have initially targeted our product candidate RGN-352 for cardiovascular indications and traumatic brain injury. We have also been exploring the potential of RGN-352 for the treatment of COVID-19. Most large pharmaceutical companies and many smaller biomedical companies are vigorously pursuing the development of therapeutics to treat patients after heart attacks and for other cardiovascular indications. Numerous biotechnology and pharmaceutical companies are developing products to treat COVID-19.

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

Any changes related to these and other factors could adversely affect our business if and to the extent we enter markets outside the United States. Additionally, we have entered into license agreements with Lee’s Pharmaceutical Limited and HLB Therapeutics for the development of certain of our product candidates in international markets. As a result, these development activities will be subject to compliance in all respects with local laws and regulations and may be subject to many of the risks described above.

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

We are highly dependent on the principal members of our management team. The loss of our chairman and Chief Scientific Officer, Allan Goldstein, or chief executive officer, J.J. Finkelstein could prevent or significantly delay the achievement of our goals. We cannot assure you that Dr. Goldstein or Mr. Finkelstein, or any other key employees or consultants, will not elect to terminate their employment or consulting arrangements. In addition, we do not maintain a key man life insurance policy with respect to any of our management personnel. In the future, we anticipate that we will also need to add additional management and other personnel. Competition for qualified personnel in our industry is intense, and our success will depend in part on our ability to attract and retain highly skilled personnel. We cannot assure you that our efforts to attract or retain such personnel will be successful. Further, in light of lack of operating capital and the substantial risk that we will need to curtail operations, temporarily or permanently, at some point in the second quarter of 2023, our management team may resign.

Mauro Bove, a member of our Board, is a consultant to Lee’s Pharmaceuticals, a relationship which could give rise to a conflict of interest for Mr. Bove.

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

Our success will depend in part on our, or our partners’, ability to obtain, defend and enforce patents, both in the United States and abroad. We have attempted to create a substantial intellectual property portfolio, submitting patent applications for various compositions of matter, methods of use and fragments and derivatives of Tß4. As described elsewhere in this report, we currently do not have adequate financial resources to fund our ongoing business activities beyond April 2023 without additional funding. Thus, we continuously evaluate our issued patents and patent applications and may decide to limit their therapeutic and/or geographic coverage in an effort to enhance our ability to focus on certain medical conditions and countries within our financial constraints. As a result, we may not be able to protect our intellectual property rights in indications and/or territories that we otherwise would, and, therefore, our ability to commercialize Tß4, if at all, could be substantially limited, which could have a material adverse impact on our future results of operations. Further, if we do not raise additional capital by the end of April 2023 and are required to curtail operations, temporarily or permanently, we may be unable to maintain our existing intellectual property portfolio, including the payment of any patent maintenance fees worldwide.

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

In addition, the patent positions of the products being developed by us, and our collaborators, involve complex legal and factual uncertainties. As a result, we cannot assure you that any patent applications filed by us, or by others under which we have rights, will result in patents being issued in the United States or foreign countries. In addition, there can be no assurance that any patents will be issued from any pending or future patent applications of ours or our partners, that the scope of any patent protection will be sufficient to provide us with competitive advantages, that any patents obtained by us or our partners will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights we or our partners may hold. Unauthorized parties may try to copy aspects of our product candidates and technologies or obtain and use information we consider proprietary. Policing the unauthorized use of our proprietary rights is difficult. We cannot guarantee that no harm or threat will be made to our or our partners’ intellectual property. In addition, changes in, or different interpretations of, patent laws in the United States and other countries may also adversely affect the scope of our patent protection and our competitive situation.

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

For the period from January 1 through December 31, 2022, the closing price of our common stock has ranged from $0.12 to $0.29, with an average daily trading volume of approximately 44,000 shares. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

●	our ability to immediately raise additional capital before the end of April 2023, at which time we anticipate curtailing our operations, temporarily or permanently, for failure to have operating capital;
●	results of pre-clinical studies and clinical trials;
●	commercial success of approved products;
●	corporate partnerships;
●	technological innovations by us or competitors;
●	changes in laws and government regulations both in the U.S. and overseas;
●	changes in key personnel at our company;
●	developments concerning proprietary rights, including patents and litigation matters;

●	public perception relating to the commercial value or safety of any of our product candidates;
●	other issuances of our common stock, or securities convertible into or exercisable for our common stock, causing dilution;
●	anticipated or unanticipated changes in our financial performance;
●	general trends related to the biopharmaceutical and biotechnological industries; and
●	general conditions in the stock market, including on account of the COVID-19 pandemic and the war in Ukraine.

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

Our failure to meet the continued listing requirements of the OTC Bulletin Board could result in a delisting of our common stock.

Our common stock is listed on the OTC Bulletin Board under the symbol “RGRX”. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, payment of certain annual fees to the OTCBB and continuing to maintain our SEC filings. In light of our anticipated temporary or permanent curtailment of operations at some point in the second quarter of 2023 if we do not immediately raise additional capital, we expect that the OTC Bulletin will, at some juncture, delist our common stock. Delisting from the OTC Bulletin Board could adversely affect our ability to raise additional financing through the public or private sale of equity securities and could also have other negative results, including the potential loss of confidence by employees, the loss of investor interest and fewer business development opportunities. If our common stock is delisted by the OTC Bulletin Board, the price of our common stock likely may decline and our common stock may be ineligible to trade on the OTC Bulletin Board or any other over-the-counter quotation system, or on the pink sheets, which would negatively affect the liquidity of our common stock and an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders together control approximately 45.9% of our outstanding common stock. Included in this group are previous stockholders of Sigma-Tau and their affiliates, which now have consolidated their holding into Essetifin S.p.A. which holds outstanding shares representing approximately 25.4% of our outstanding common stock and HLBT which owns approximately 13.6% of our outstanding common stock. These stockholders also hold options, warrants, convertible promissory notes and stock purchase rights that provide them with the right to acquire significantly more shares of common stock. Accordingly, if these stockholders acted together, they could control the outcome of all stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, the price of our common stock and other securities and their trading volume could decline.

The trading market for our common stock and other securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have research coverage by one securities and industry analyst, and from time-to-time other independent analysts. If securities or industry analysts do not commence or maintain coverage of us, the trading price for our common stock and other securities would be negatively affected. In the event one or more of the analysts who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and other securities and their trading volume to decline. We can expect that analysts will cease coverage of our common stock if we curtail operations and are delisted from the OTC Bulletin Board.

The exercise of options and warrants, conversion of convertible promissory notes, and other issuances of shares of common stock or securities convertible into common stock will dilute your interest.

As of December 31, 2022, there were outstanding options to purchase an aggregate of 13,773,750 shares of our common stock under our 2010 and 2018 incentive equity plans at exercise prices ranging from $0.64 per share to $0.19 per share and outstanding warrants to purchase 25,287,738 shares of our common stock at a weighted average exercise price of $0.24 per share. In October 2020, we sold a series of convertible promissory notes that will initially be convertible at $0.36 into 1,391,982 shares and we also issued warrants to purchase 1,043,988 shares with an exercise price $0.45 per share. In February 2019, we sold a series of convertible promissory notes that will initially be convertible at $0.12 into 10,833,333 shares and also issued warrants to purchase 8,125,000 shares with an exercise price of $0.18 per share. In June 2021, we closed a private placement of common stock and warrants with several institutional and accredited investors, including members of management and the board, and received gross proceeds of $1,980,000. Pursuant to the terms of this purchase agreement, the Company sold an aggregate of 9,900,000 shares of its common stock to investors at a price of $0.20 per share. Investors also received Series A Warrants to purchase 7,425,000 shares of common stock at an exercise price of $0.24 per share with a two-year term and Series B Warrants to purchase 7,425,000 Warrant Shares at an exercise price of $0.28 per share with a five-year term. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

The stock market has from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical and biotechnology companies. The current world instability arising from the COVID-19 pandemic, the war in Ukraine, significant price increases due to inflation and global supply chain dysfunctionality has only exacerbated these fluctuations. These broad market fluctuations may cause the market price of our common stock to decline. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If we experience this sort of volatility, we may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could hurt our business, operating results and financial condition.

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

Item 6. Selected Financial Data.

None

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

Current Financial Status

As we previously reported in our last 10-Q filing for the quarter ended September 30, 2022, we estimated that our then existing capital resources coupled with the proceeds from our October 2020 and June 2021 private offerings would only be sufficient to fund our operations through the end of 2022. We have taken actions to reduce our cash use including deferring compensation and we now have sufficient funds into the second quarter of 2023, but we have been unable to raise additional capital to date. At this juncture, without immediate additional funding, we anticipate that we will have to curtail operations, temporarily or permanently, at some point in the second quarter of 2023. Without new capital, we expect, among other matters, to be unable to (i) pay for directors and officers liability insurance for our management team and directors, who may then elect to resign from the Company for our failure to maintain such insurance or otherwise, (ii) pay fees necessary to maintain our intellectual property worldwide or (iii) continue to file reports with the U.S. Securities and Exchange Commission, which will eventually cause our Common Stock to be delisted from the OTCQB trading marketplace. Any of these outcomes will adversely affect the value of and ability to trade our Common Stock. Further, any expectations otherwise described in this report for future research and development, and ultimate commercialization, of any of our technologies by our licensees and joint venture partners may be adversely by our own anticipated shutdown. Our dire need to raise immediate additional capital only makes it more difficult to find funding. If we are yet able to sell our equity securities, we may need to do so at a significant discount to our current stock price, which will dilute your interest in our Company. The difficulty of microcap companies to access the capital markets, the COVID-19 global pandemic, the war in Ukraine and inflationary concerns may further impact our ability to secure additional financing. In the event the Company is able to raise limited funds, it may use those funds to explore strategic options including but not limited to a sale of its assets, a merger or a reverse stock split transaction. If the Company conducts a reverse stock split transaction and thus meets the requirements to suspend its obligations to file periodic reports with the SEC under the Exchange Act, the

Company’s common stock would cease being listed on any stock exchange and there would be no market for the Company’s common stock.

Current Clinical Status

In January 2015, we entered into a Joint Venture Agreement with GtreeBNT (now HLB Therapeutics or HLBT) whereby we created ReGenTree LLC (“ReGenTree” or “Joint Venture”) jointly owned by us and HLBT, which will commercialize RGN-259 for treatment of dry eye syndrome and neurotrophic keratitis, an orphan indication in the United States.

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

Topline results from ARISE-3 were reported on March 18, 2021. Further statistical analysis was performed as part of the process to fully understand patient data and the effects of RGN-259 compared to placebo by evaluating various subgroups of patients within ARISE-3 with pooled data from all three ARISE clinical trials. While the trial failed to meet its co-primary sign and symptom endpoints, ReGenTree’s conclusions from these expanded analyses were that the use of RGN-259 has demonstrated statistically significant and clinically relevant improvements in both signs and symptoms of dry eye syndrome after one and two weeks of treatment when measured across all three Phase 3 clinical trials in over 1,600 patients, while confirming its excellent safety profile. However, the FDA would not accept this analysis for a BLA and ReGenTree subsequently applied for SPA (Special Protocol Assessment) to the FDA in October 2022. SPA is a program in which FDA specialists provide a sponsor (ReGenTree) with collaboration in setting up clinical protocols and statistical analysis plans. The agreed clinical trial design with the FDA is binding and this program will give the sponsor and FDA a clear understanding of relevant trial criteria by participating together at this stage of the clinical trial protocol development. We expect that the detailed direction and agreement given by the FDA in advance by using the SPA process will help ReGenTree’s development strategy for the approval of RGN-259 for dry eye disease. We do not know when the ARISE 4 trial will begin.

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

ReGenTree is seeking to confirm the efficacy observed in SEER-1 despite the very small number of subjects in that trial. ReGenTree has initiated the first of two Phase 3 studies (SEER-2, SEER-3) simultaneously with 70 patients in each study to meet the requirement of two independent Phase 3 clinical trials necessary for FDA marketing approval. To this end, ReGenTree has retained a contract research organization (CRO) to manage the trials and expects to enroll the first patient shortly. although we cannot assure this timetable.

HLBT has developed the CMC (chemistry, manufacturing and controls) dossier required for Phase 3 clinical trials and commercialization in the U.S. and in Korea. This comprehensive and critical effort ensures that final drug product manufacturing, packaging, stability, purity, reproducibility, etc., meets regulatory guidelines and product specifications. The product of this activity is the current product formulation being utilized in the U.S. trials being conducted by ReGenTree and will also be utilized in the planned clinical activity to be conducted by HLB under the RGN-259 license agreement for Pan Asia.

In February 2017, our licensee for RGN-137, HLBT, through its subsidiary, Lenus Therapeutics, LLC, received permission from the FDA to sponsor a Phase 3 clinical trial using RGN-137 to treat patients with epidermolysis bullosa (“EB”), a genetic disease that causes severe blistering of the skin and internal organs. In August 2017, the Company amended the agreement for RGN-137 held by HLBT. Under the amendment, the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. In December 2018, HLBT initiated a small Phase 2 open trial in patients with EB to evaluate RGN-137 in such patients prior to sponsoring a larger Phase 3 trial. Three patients were enrolled in the open clinical trial to date. In August 2019, it was reported that the first patient had positively responded to RGN-137. However, as of the date of this report, the Company believes that the EB trial has been put on hold and that Lenus Therapeutics has been dissolved with the rights reverting back to HLB, but the Company has not been updated by HLBT as to any future development plans for RGN-137.

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

On June 30, 2021, we closed a private placement of common stock and warrants with several institutional and accredited investors, including members of management and the board, and received gross proceeds of $1,980,000. In October 2020, we sold the 2020 Notes. The sale of the 2020 Notes resulted in gross proceeds to the Company of $500,000. At present, we believe that we have sufficient cash to fund planned operations only into the second quarter of 2023. Accordingly, we will continue to evaluate opportunities to immediately raise additional capital and are in the continuing process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, government grants, or the sale of our company or certain of our intellectual property rights. We expect to curtail our operations, temporarily or permanently, at some point in the second quarter of 2023 if we do not successfully raise additional equity or debt capital, of which there is no assurance.

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

Contract assets are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied. There were no contract assets as of December 31, 2022 and 2021.

Contract liabilities result from arrangements where we have received payment in advance of performance under the contract. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.

We have the following amounts recorded for contract liabilities:

	December 31
	2022	2021
Unearned revenue	$1,947,802	$2,024,563

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

Results of Operations

Comparison of years ended December 31, 2022 and 2021

Revenues. For 2022, we recorded revenue in the amount of approximately $77,000 versus $77,000 recorded for 2021. The revenue reflects the amortization over 30 years of the payments we received under the original joint venture license agreement and the payment we received for the expansion of the territorial rights to include Canada in April 2016. The payments received under the 2017 RGN-137 license amendment were amortized for revenue over 23 years.

Expenses — Research and development. For 2022, our R&D expenditures were zero, a reduction of $7,000, from 2021. The absence of R&D expenditures in 2022 and the limited expenditures in 2021 reflect the shift of our internal R&D efforts as our partners assume full responsibility for clinical development. The 2021 amount relates to the retesting of Tß4 API by our contract manufacturer. We expect our R&D expenses will remain at low levels unless we decide to reinitiate internal R&D efforts for our unpartnered programs.

Expenses — General and administrative. For 2022, our G&A expenses increased by approximately $80,000, or 6%, to $1,479,000 from $1,399,000 in 2021. Increases are reflected in 2022 expenses for stock option compensation expense (increase of $114,000), facility and related (increase of $15,000), personnel and related fees and expenses (increase of $6,000), professional fees (increase of $10,000). These increases were partially offset by decreases in investor relations related expenses including SEC filing compliance costs and a virtual annual shareholder meeting in 2021 (decrease of $41,000) and insurance (decrease of $24,000). We believe that our G&A expenses will remain at current levels as we wait for ReGenTree to conduct additional Phase III trials in NK and DES. If we enter into additional partnerships or other business transactions, including anticipated financings required to fund for continued operations after the first quarter of 2023, we will incur additional legal and transaction related expenses.

Interest Expense. Our statement of operations reflects interest expense of $325,647 for 2022 versus $324,878 for 2021.

Net Loss. Our statement of operations reflects a net loss of $1,727,455 for 2022 versus a net loss of $1,597,755 for 2021. Losses from operations in 2022 of $1,401,991 increased from the losses in 2021 of $1,328,511.

Liquidity and Capital Resources

We have not commercialized any of our product candidates to date and have incurred significant losses since inception, including a net loss of $1,727,455 for 2022. In this light, we have primarily financed our operations through the issuance of equity or debt, including the sale of a series of convertible promissory notes through private placements with accredited investors, the March and August 2014 private placements of common stock with HLBT, the October 2020 sale of $500,000 of the 2020 Notes and the June 2021 private placement of $1,980,000 of common stock and warrants with several institutional and accredited investors, including members of management and the board. We also saved additional cash outlays by entering into the ReGenTree joint venture in early 2015.

We had cash and cash equivalents of $290,890 at December 31, 2022. We believe that this is sufficient cash to fund our planned operations only into the second quarter of 2023. Management has concluded that substantial doubt of our ability to remain a going concern exists and, as such, the report of our independent registered public accounting firm regarding our financial statements for 2022 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of operating losses and dependence on future financings in order to meet our planned operating activities. If we cannot immediately raise additional capital, we will need to curtail our operations, temporarily or permanently, at some point in the second quarter of 2023. This may lead our management team and board to resign, which would have adverse consequences for our company.

We may receive funds from grants or the raising of additional capital through the sale of common stock, warrants or a convertible instrument if the market climate warrants. Additionally, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Net Cash Used in Operating Activities. Net cash used in operating activities was approximately $941,000 and $990,000 for 2022 and 2021, respectively. The decrease in 2022 reflects the Company’s initiatives to conserve cash while seek additional capital to continue operations in 2023.

Net Cash Used in Investing Activities. We did not use any cash for investing activities in 2022 or 2021.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled zero in 2022 and approximately $1,794,000 for 2021. In 2021, the cash provided by financing activities consisted of the proceeds from the sale of common stock and warrants in June 2021 of approximately $1,759,000 and $35,000 from the exercise of stock options and warrants.

Future Funding Requirements

Assuming we can raise enough capital by the end of April 2023 to avoid temporary or permanent curtailment of our operations, the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Currently, RegeneRx has active partnerships in four major territories: the U.S., Europe, China and Pan Asia. In each case, the cost of development is being borne by our partners with no financial obligation for RegeneRx. Patient accrual, treatment, and follow-up for ophthalmic trials are, in general, relatively fast, as opposed to most other clinical efforts.

We still have significant clinical assets to develop, primarily RGN-352 (injectable formulation of Tß4 for cardiac and CNS disorders) in the U.S., Pan Asia, and Europe, and RGN-259 in the EU. Our goal is to wait until positive results are obtained from the current ophthalmic clinical program before moving into the EU with RGN-259. If successful, we believe this should allow us to obtain a higher value for the asset at that time. However, we intend to continue to develop RGN-352, either by obtaining grants to fund a Phase 2a clinical trial in the cardiovascular or central nervous system fields or finding a suitable partner with the resources and capabilities to develop it as we have with RGN-259. We are also continuing to file patent applications for methods of utilizing the asset for certain medical indications. Our capital resources remain limited; therefore, we will need to secure additional operating capital to continue operations substantially beyond the end of the first quarter of 2023. A sale of common stock and warrants, a convertible instrument or additional partnering of licensed rights are possible sources of operating capital in the future. In addition, the length of time required for clinical trials varies substantially according to the type, complexity, novelty and intended use of a product candidate.

Some of the factors that could impact our liquidity and capital needs in addition to our immediate need for capital include, but are not limited to:

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

With the receipt of the proceeds from the closing of the 2021 Private Placement, we expect to have sufficient cash to fund our planned operations only into the second quarter of 2023. We continuously monitor our cash use as well as the clinical timelines. We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets. We expect to curtail our operations, temporarily or permanently, if we are unable to raise additional capital by the end of April 2023, which may lead our management team and board to resign and which may lead to delisting of our common stock on the OTC Bulletin Board due to our inability to pay for OTC Bulletin Board fees and preparation of future SEC filings.

We have various strategic agreements and license agreements with HLBT, ReGenTree and Lee’s. These license agreements provide for the opportunity for us to receive milestone payments upon specified commercial events and royalty payments in connection with any commercial sales of the licensed products in the respective territories. However, there are no assurances that we will be able to attain any such milestones or generate any such royalty payments under the agreements. We also cannot predict what impact our operations curtailment might have on our strategic partners’ development and commercialization plans.

Licensing Agreements

As noted above, we have entered into two strategic agreements with HLBT. HLBT licensed the development and commercialization rights for RGN-259 in Asia (excluding China, Hong Kong, Macau and Taiwan) while also licensing the development and commercialization rights for RGN-137 in the U.S. In August 2017, the Company amended the license agreement for RGN-137 held by HLBT. Under the amendment, the Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. In January 2015, we entered into a joint venture and licensing agreement with HLBT that will commercialize RGN-259 for treatment of dry eye and neurotrophic keratitis in the United States, as well as any other indications within the field of ophthalmology. The license agreements provide for the opportunity for us to receive milestone payments upon specified commercial events and royalty payments in connection with any commercial sales of the licensed products in the respective territories. However, there are no assurances that we will be able to attain any such milestones or generate any such royalty payments under the agreements.

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

Our failure to successfully address liquidity requirements will have a materially negative impact on our business, including the possibility of surrendering our rights to some technologies or product opportunities, delaying our clinical trials, or ceasing operations. We need to raise additional capital by the end of April 2023. There can be no assurance that we will be able to obtain additional capital in sufficient amounts, on acceptable terms, or at all.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2022, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer, in his capacity as principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer in his capacity as principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s Internal Controls over Financial Reporting in the year ended December 31, 2022.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth as of March 1, 2023, the name, age and position of each person who serves as an executive officer or director of our company. There are no family relationships among any of our executive officers or directors, with the exception that Mr. Finkelstein is the first cousin of Dr. Goldstein’s wife.

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

Name	Age	Position
Executive Officers
Mr. J.J. Finkelstein	70	President, Chief Executive Officer and Director
Directors
Dr. Allan L. Goldstein	85	Founder, Chairman of the Board and Chief Scientific Officer
Mr. R. Don Elsey	68	Director
Mr. Joseph C. McNay	89	Director
Mr. Mauro Bove	68	Director
Dr. Alessandro Noseda	64	Director

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

Mr. McNay has served as a member of our Board of Directors since 1987. He is currently Chairman, Chief Investment Officer and Managing Principal of Essex Investment Management Company, LLC, positions he has held since 1976 when he founded Essex. He has direct portfolio management responsibilities for a variety of funds and on behalf of private clients. He is also a member of the firm’s Management Board. Prior to founding Essex, Mr. McNay was Executive Vice President and Director of Endowment Management & Research Corp. from 1967. Prior to that, Mr. McNay was Vice President and Senior Portfolio Manager at the Massachusetts Company. Mr. McNay serves as a Distinguished Trustee and member of the Investment Committee and Trustee Science Committee of the Dana Farber Cancer Institute. He is alo a Trustee Emeritus of the Boston Ballet, a Trustee Emeritus of Children’s Hospital, as well as an Honorary Advisor of the Museum of Fine Arts. Mr. McNay is also an Overseer Emeritus of the Boston Symphony Orchestra and a member of the Yale University School of Management Advisory Committee. He received his A.B. degree from Yale University and his M.B.A. degree in finance from the Wharton School of the University of Pennsylvania. The Board believes that Mr. McNay’s extensive financial experience is valuable to our business and also positions him to contribute to the audit committee’s understanding of financial matters.

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

Dr. Noseda has served as a member of our Board of Directors since 2019. He is the Chief Scientific Officer (CSO) of Leadiant Biosciences S.p.A. and provides scientific and medical know-how to coordinate and manage the scientific and development programs at a global level as well as to evaluate new opportunities for the Leadiant Group. Since September 2018, he is also Chief Medical Officer of Leadiant Biosciences, Inc. After graduating as a Medical Doctor in 1984 at the University of Milan and following a Post Doctorate at Bowman Gray School of Medicine (USA), he joined the pharma industry in 1988 where he held different managerial positions within the R&D and Marketing organizations of multinational companies. He has acquired significant experience in R&D (through the whole development process, from research to interaction with Health Authorities for MA submission or HTA assessment) and strategic/business operations. He joined Sigma-Tau in 1998 as Director of Scientific Office and Strategic Alliances within the Corporate R&D organization. In this position, he managed key R&D projects and contributed to the finalization of important partnerships (e.g., with Novartis, Debiopharm, etc.) and to the advancement of product development (from research to product registration). He has been part of the management team and Board of Directors of biotech companies of the Sigma-Tau Group, including Thule Therapeutics, Metheresis Translational Research and Rostaquo. He has also been Chief Executive Officer of Leadiant Biosciences SA (formerly Sigma-Tau Research Switzerland) from 2007 to 2017, a position which he held in parallel with his former positions in Sigma-Tau (1988-2014) and later in Leadiant where he acted as Chief Medical Officer (2014-2017) before becoming the CSO. Under his management, this company developed and advanced a proprietary technology, and he guided the company through the process to obtain the authorization by the Swiss Health Authorities to import and release medicinal products, as well as the Orphan Drug Designations and registration of new products (e.g., Chenodeoxycholic Acid or CDCA). He worked in several therapeutic (and diagnostic) areas, but mostly in high unmet medical need specialty areas as cancer, immune-oncology and rare diseases.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows, for the fiscal years ended December 31, 2022 and 2021, compensation awarded to or paid to, or earned by, our chief executive officer who was our only named executive officer for fiscal 2022. For purposes of this report, we sometimes refer to our chief executive officer as our named executive officer.

				Option	All Other
		Salary(1)	Bonus	Awards(2)	Compensation(3)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
J.J. Finkelstein, President and	2022	73,862	—	90,000	1,400	165,262
Chief Executive Officer	2021	80,018	—	120,624	3,360	204,002
(1)Mr. Finkelstein reduced his salary to $80,000 in 2020 and he had previously reduced his 2018 salary from $150,000 to $125,000 in March 2018.
(2)The 2022 and 2021 amounts reflect the aggregate total grant date fair values (computed in accordance with FASB ASC Topic 718 or ASC Topic 505).

(3)The 2022 amount reflects Mr. Finkelstein’s decision to not renew the life insurance policy while the 2021 amounts reflect payment of life insurance premiums for Mr. Finkelstein for a full year in the amount of $3,360.

Employment Agreements; Potential Payments Upon Termination or Change in Control

Employment Agreement with Mr. Finkelstein

We entered into an employment agreement with Mr. Finkelstein on April 16, 2014 for him to serve as our president and chief executive officer. Mr. Finkelstein’s employment agreement had an initial three-year term, which is automatically renewed for additional one-year periods unless either we or Mr. Finkelstein elect not to renew it. Mr. Finkelstein’s annual base salary was $125,000, which was increased to $150,000 on January 1, 2015 and subsequently reduced back to $125,000 in March 2018. Mr. Finkelstein’s salary may not be adjusted downward without his written consent, except in a circumstance which is part of a general reduction or other concessionary arrangement affecting all employees or affecting senior executive officers. Effective January 1, 2019, Mr. Finkelstein suggested and consented that his salary be reduced to $80,000 annually, a level at which it remained in 2022. Mr. Finkelstein is also eligible to receive an annual bonus in an amount established by the Board and is entitled to participate in and receive all standard employee benefits and to participate in all of our applicable incentive plans, including stock option, stock, bonus, savings and retirement plans. Until 2022, we also provided him with $1 million in life insurance.

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

In the event that Mr. Finkelstein’s employment is terminated by us without “cause” or by Mr. Finkelstein for “good reason,” each as defined in his employment agreement, subject to Mr. Finkelstein’s entering into and not revoking a release of claims in a form acceptable to us, Mr. Finkelstein will be entitled to receive (i) a lump sum payment in an amount equal to one-half of his then annual base salary if within the first anniversary date of this Agreement; or (ii) a lump sum payment in an amount equal to three-fourths of his then annual base salary if within the first anniversary date and second anniversary date of this Agreement; or (iii) a lump sum payment in an amount equal to his then annual base salary if any time after the second anniversary date of this Agreement, less all federal and state withholdings. In the event of a “change in control,” as defined in his employment agreement, and if Mr. Finkelstein is involuntarily terminated within 12 months after a change in control event, or if within 12 months after a change in control event, he resigns his employment for “good reason”, then the Company shall (i) pay Mr. Finkelstein, in a lump sum cash payment, an amount equal to his annual base salary in effect on the date of his termination from employment, less any applicable federal and state taxes and withholdings. In addition, in each instance Mr. Finkelstein would also be eligible to receive (i) any earned bonus and accrued vacation pay, and (ii) to the extent that he is eligible for and participates in a Company sponsored health insurance plan, the Company shall pay or reimburse Executive for the amount of any insurance premiums for a 12-month period, but these payments shall be limited to the amount of the premiums being paid by the Company for Executive’s coverage or the amount being reimbursed for insurance premiums immediately prior to the date of his termination from employment.

In addition, if Mr. Finkelstein’s employment is terminated without “cause,” or if there is a “change in control” event, in each case as defined in either the applicable benefit plan or in Mr. Finkelstein’s employment agreement, then the unvested portion of Mr. Finkelstein’s outstanding options would accelerate in full.

If we curtail operations at some point in the second quarter of 2023 because of our inability to raise adequate capital, Mr. Finkelstein could decide to resign from the Company, which would have an adverse effect on it and our common stock.

Outstanding Equity Awards at December 31, 2022

The following table shows certain information regarding outstanding equity awards at December 31, 2022 for the named executive officer, all of which were stock options granted under our 2010 Equity Incentive Plan or our 2018 Equity Incentive Plan;

	Number of	Number of
	Shares Underlying	Shares Underlying	Option
	Unexercised Options	Unexercised Options	Exercise Price	Option
Name	(#) Exercisable	(#) Unexercisable	($)	Expiration Date	Note
Mr. Finkelstein	375,000	125,000	0.30	6/10/2030	(1)
	650,000	—	0.21	5/15/2029	(1)
	200,000	—	0.64	3/17/2023
	250,000	—	0.21	7/16/2028	(1)
	300,000	300,000	0.28	8/02/2031	(1)
	150,000	450,000	0.19	5/15/2032	(1)
	150,000	—	0.28	9/1/2027	(1)
(1)	These options vest in equal installments upon grant and on the first three anniversaries of the grant date. In each case, these options were granted 10 years prior to the listed expiration dates.

Post-Employment Compensation

We do not maintain any plans providing for payment or other benefits at, following, or in connection with retirement other than a 401(k) plan which was available to all employees through 2011. The Company did not make any plan contributions in 2022 or 2021. In addition, we do not maintain any non-qualified deferred compensation plans.

Director Compensation

The following table sets forth certain information for the fiscal year ended December 31, 2022 with respect to the compensation of our directors. Mr. Finkelstein’s compensation is disclosed in the Summary Compensation Table above, and he does not receive any additional compensation for his service as a director. Dr. Goldstein is an employee of our Company and his compensation as an employee is set forth in the table below. He does not receive any additional compensation for his service as a director.

The Company had in effect a non-employee director compensation policy which was suspended in November 2011 by our Board of Directors elected to help the company preserve capital and consistent with this, certain fees accrued in 2011 were forfeited and no retainer or meeting fees were paid to non-employee directors in 2022 or 2021.

In 2022, each independent director was granted options to purchase either 240,000 or 290,000 shares of common stock at an exercise price of $0.19 per share, which vests in two annual segments pursuant to each director’s continued service. In 2021, each independent director was granted options to purchase either 240,000 or 290,000 shares of common stock with an exercise price per share of $0.28. These option grants vest in four annual segments pursuant to each director’s continued service. These option grants were the only compensation received by non-employee directors in 2022 and 2021.

We also reimburse directors for expenses incurred in attending meetings of the board and other events attended on our behalf and at our request.

We cannot assure that our directors will not resign from the company if it curtails operations at some point in the second quarter of 2023 due to an inability to raise adequate capital, including for payment of directors and officers liability insurance.

Director Compensation for Fiscal 2022

	Fees Earned
	or Paid	Option	All Other
	in Cash	Awards	Compensation	Total
Name	($)	($)(1)	($)	($)
Allan Goldstein, Ph.D.	—	70,000	86,539	186,499
R. Don Elsey	—	40,644	—	40,644
Alessandro Noseda	—	33,637	—	33,637
Joseph McNay	—	40,644	—	40,644
Mauro Bove	—	33,637	—	33,637
(1)	Total Options held by each Board member as of December 31, 2022, are as follows:

Allan Goldstein, Ph.D.	2,370,000
R. Don Elsey	1,505,000
Alessandro Noseda	880,000
Joseph McNay	1,505,000
Mauro Bove	1,305,000
(2)

In addition to being Chairman of our Board of Directors, Dr. Goldstein also serves as our Chief Science Officer. In this capacity, Dr. Goldstein received cash compensation of $86,539 in 2022. In 2022, Dr. Goldstein was also granted ten-year options to purchase 480,000 shares of common stock at an exercise price of $0.19 per share.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of March 1, 2023 by (i) each director; (ii) each named executive officer; (iii) all currently serving executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. The address for all directors and executive officers is c/o RegeneRx Biopharmaceuticals, Inc., 15245 Shady Grove Road, Suite 470, Rockville, MD 20850.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares		Percent of Total
5% Stockholders:
Entities affiliated previously affiliated with Essetifin S.p.A., Via Sudafrica, 20, Rome, Italy 00144	55,271,189	(2)	34.0%
HLBT Co., Ltd. 22nd FL, Parkview Tower, 248 Jungjail-ro, Bundang-gu, Seongnam-si, Gyeonggi-do 463‑863, Republic of Korea	19,583,333	(3)	13.6%

Named Executive Officers and Directors:
J.J. Finkelstein	4,313,795	(4)	3.0%
Allan L. Goldstein	3,462,569	(5)	2.4%
Joseph C. McNay	8,041,206	(6)	5.5%
Mauro Bove	1,209,554	(7)	*
R. Don Elsey	1,329,872	(8)	*
Alessandro Noseda	590,000	(9)	*
All directors and executive officers as a group (6 persons)	18,946,996	(10)	13.0%
*	Less than one percent.
(1)

This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 143,549,735 shares of common stock outstanding on March 1, 2023, adjusted as required by rules promulgated by the Securities and Exchange Commission (the “SEC”).

(2)

Consists of 1,500,000 shares of common stock held of record held by Aptafin S.p.A. and 2,250,000 upon the exercise of warrants, 34,989,080 shares of common stock held of record held by Essetifin S.p.A. (f/k/a Sigma-Tau Finanziaria, S.p.A.) (“Essetifin”), 9,446,920 shares of common stock issuable upon conversion of a convertible promissory note and 7,085,189 upon the exercise of warrants, in each case exercisable within 60 days of March 1, 2022. Paolo Cavazza and members of his family directly and indirectly own 38% of Essetifin. The beneficial ownership of Essetifin and its affiliates is derived from the Schedule 13D/A25 filed by Essetifin on July 2, 2021.

(3)

Consists of 19,583,333 shares of common stock held of record by HLBT which were acquired in two equity purchases in March 2014 and August 2014. The beneficial ownership of HLBT is derived from its Schedule 13D/A filed on April 1, 2015.

(4)

Consists of 1,712,991 shares of common stock held of record by Mr. Finkelstein, 236,174 shares of common stock issuable upon conversion of convertible promissory notes, 289,630 shares of common stock issuable upon exercise of warrants and 2,075,000 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 1, 2023.

(5)

Consists of 1,507,793 shares of common stock held of record by Dr. Goldstein, 55,586 shares of common stock issuable upon conversion of convertible promissory notes, 229,190 shares of common stock issuable upon exercise of warrants and 1,670,000 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 1, 2023.

(6)

Consists of 6,524,122 shares of common stock held of record by Mr. McNay, 208,334 shares of common stock issuable upon conversion of convertible promissory notes, 156,250 shares of common stock issuable upon exercise of warrants and 1,152,500 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 1, 2023.

(7)

Consists of 111,174 shares of common stock issuable upon conversion of convertible promissory notes, 83,380 shares of common stock issuable upon exercise of warrants and 1,015,000 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 1, 2023.

(8)

Consists of 104,456 shares of common stock held of record, 41,666 shares of common stock issuable upon conversion of convertible promissory notes, 31,250 shares of common stock issuable upon exercise of warrants and 1,152,500 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 1, 2023.

(9)	Consists of 590,000 shares of common stock issuable upon exercise of options within 60 days of March 1, 2023.
(10)

Consists of 9,849,362 shares of common stock held of record, 652,934 shares of common stock issuable upon conversion of convertible promissory notes, 789,700 shares of common stock issuable upon exercise of warrants and 7,655,000 shares of common stock issuable upon exercise of options, in each case exercisable within 60 days of March 1, 2023.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 about the securities authorized for issuance to our employees, directors and other eligible participants under our equity compensation plans, consisting of the 2010 Equity Incentive Plan and the 2018 Equity Incentive Plan.

Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon exercise	Weighted average exercise	equity compensation plan
	of outstanding options	price of outstanding options	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,773,750	0.29	4,178,896

Equity compensation plans not approved by security holders	—	—	—

Total	13,773,750	0.29	4,178,896

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Described below are transactions and series of similar transactions that have occurred during fiscal 2022 and 2021 to which we were a party or are a party in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at December 31, 2022 and 2021; and
●	a director, executive officer, beneficial owner of more than five percent of any class of our voting securities or any member of their immediate family had or will have a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2022 and 2021 by our independent registered public accounting firm CohnReznick LLP. All such fees described below were approved by the audit committee.

	2022	2021
Audit fees	$99,800	$103,000
Tax fees (1)	10,600	14,800
Total fees	$110,400	$117,800
(1)	Tax fees include the preparation of our corporate federal and state income tax returns.

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

If we curtail operations at some point in the second quarter of 2023 due to our lack of capital, we may be unable to pay for CohnReznick LLP’s future services, which would make us unable to file SEC reports timely, or at all. This, in turn, could lead to our common stock being delisted from the OTC Bulletin Board, which would adversely affect the price thereof.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

See Exhibit Index to Form 10-K following the signature page hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date: April 11, 2023	By:	/s/ J.J. Finkelstein
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

Name	Title	Date

/s/ Allan L. Goldstein Allan L. Goldstein	Chairman of the Board, Chief Scientific Officer, and Director	April 11, 2023

/s/ J.J. Finkelstein J.J. Finkelstein	President, Chief Executive Officer, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 11, 2023

/s/ R. Don Elsey R. Don Elsey	Director	April 11, 2023

/s/ Joseph C. McNay Joseph C. McNay	Director	April 11, 2023

/s/ Mauro Bove Mauro Bove	Director	April 11, 2023

/s/ Alessandro Noseda Alessandro Noseda	Director	April 11, 2023

RegeneRx Biopharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of RegeneRx Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of RegeneRx Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Tysons, Virginia

April 11, 2023

RegeneRx Biopharmaceuticals, Inc.

Balance Sheets

	December 31,
	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$290,890	$1,231,608
Prepaid expenses and other current assets	16,029	19,932
Total current assets	306,919	1,251,540
Operating lease right-of-use asset	69,506	27,673
Other assets	5,752	5,752
Total assets	$382,177	$1,284,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$63,804	$63,634
Unearned revenue	76,761	76,761
Accrued expenses	369,723	261,729
Current portion of operating lease liability	43,385	27,809
Total current liabilities	553,673	429,933

Long-term liabilities
Unearned revenue	1,871,041	1,947,802
Operating lease liability	30,178	—
Convertible promissory notes, net	1,372,756	1,137,109
Total liabilities	3,827,648	3,514,844

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.001 per share, 300,000,000 shares authorized, 143,549,735 issued and outstanding at Decemeber 31, 2022 and 2021	143,550	143,550
Additional paid-in capital	108,628,147	108,116,284
Accumulated deficit	(112,217,168)	(110,489,713)
Total stockholders’ deficit	(3,445,471)	(2,229,879)
Total liabilities and stockholders’ deficit	$382,177	$1,284,965

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Operations

	Years ended December 31,
	2022	2021

Revenues	$76,761	$76,761

Operating expenses
Research and development	—	6,638
General and administrative	1,478,752	1,398,634
Total operating expenses	1,478,752	1,405,272
Loss from operations	(1,401,991)	(1,328,511)

Other income (expense)
Gain on forgiveness of PPP loan	—	55,400
Interest income	183	234
Interest expense	(325,647)	(324,878)
Total other expense	(325,464)	(269,244)
Loss before income taxes	(1,727,455)	(1,597,755)

Provision for income taxes	—	—

Net loss	(1,727,455)	(1,597,755)

Deemed dividend related to warrants down round provision	—	—
Net loss attributable to common stockholders	$(1,727,455)	$(1,597,755)

Basic net loss per common share	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	143,549,735	138,592,666
Weighted average number of common shares outstanding - diluted	143,549,735	138,592,666

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Changes in Stockholders’ Deficit

Years ended December 31, 2022 and 2021

					Total
	Common stock		Additional	Accumulated	stockholders’
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2020	133,441,788	$133,442	$105,934,572	$(108,891,958)	$(2,823,944)
Private offering of common stock and warrants, net of issuance costs	9,900,000	9,900	1,749,188	—	1,759,088
Issuance of common stock - option exercises	105,000	105	21,945	—	22,050
Issuance of common stock - warrant exercises	102,947	103	12,765	—	12,868
Share-based compensation expense	—	—	397,814	—	397,814
Net loss	—	—	—	(1,597,755)	(1,597,755)
Balance, December 31, 2021	143,549,735	143,550	108,116,284	(110,489,713)	(2,229,879)
Share-based compensation expense	—	—	511,863	—	511,863
Net loss	—	—	—	(1,727,455)	(1,727,455)
Balance, December 31, 2022	143,549,735	$143,550	$108,628,147	$(112,217,168)	$(3,445,471)

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Statements of Cash Flows

	Years ended December 31,
	2022	2021

Operating activities:
Net loss	$(1,727,455)	$(1,597,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	511,863	397,814
Non-cash interest expense	235,647	234,878
Gain on forgiveness of PPP loan	—	(55,400)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,903	29,977
Accounts payable	170	24,314
Accrued expenses	107,994	52,872
Net change in ROU asset and liability	3,921	(234)
Unearned revenue	(76,761)	(76,762)
Net cash used in operating activities	(940,718)	(990,296)

Financing activities:
Proceeds from private offering of common stock and warrants, net of issuance costs	—	1,759,088
Proceeds from the exercise of stock options	—	22,050
Proceeds from the exercise of stock warrants	—	12,868
Net cash provided by financing activities	—	1,794,006
Net (decrease) increase in cash and cash equivalents	(940,718)	803,710

Cash and cash equivalents at beginning of year	1,231,608	427,898
Cash and cash equivalents at end of year	$290,890	$1,231,608

Supplemental Disclosure of Non-Cash Operating and Financing Activities

Establishment of right-of-use asset	$81,565	$—
Establishment of operating lease liability	$81,565	$—

The accompanying notes are an integral part of these financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Financial Statements

December 31, 2022 and 2021

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

Since inception, and through December 31, 2022, we have an accumulated deficit of approximately $112.2 million and we had cash and cash equivalents of $290,890 as of December 31, 2022. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4 based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. On June 30, 2021, we closed a private placement of common stock and warrants with several institutional investors, including members of management and the board, and received gross proceeds of $1,980,000. At present, we believe that we will have sufficient cash to fund planned operations only into the second quarter of 2023.

We will need substantial additional funds in order to significantly advance development of our unlicensed programs and expect to temporarily or permanently curtail our operations at some point in the second quarter of 2023 if we cannot raise additional equity or debt capital. Accordingly, we will continue to evaluate opportunities to raise additional capital and are in the process of exploring various alternatives, including, without limitation, a public or private placement of our securities, debt financing, corporate collaboration and licensing arrangements, mergers, or the sale of our Company or certain of our intellectual property rights.

These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business.

Although we intend to continue to seek additional financing or additional strategic partners, we may not be able to complete a financing or corporate transaction, either on favorable terms or at all. If we are unable to complete a financing or strategic transaction, we may not be able to continue as a going concern after our funds have been exhausted, and we could be required to significantly curtail or cease operations, file for bankruptcy, or liquidate and dissolve. There can be no assurance that we will be able to obtain any sources of funding. In the event the Company is able to raise limited funds, it may use those funds to explore strategic options including but not limited to a sale of its assets, a merger or a reverse stock split transaction. If the Company conducts a reverse stock split transaction and thus meets the requirements to suspend its obligations to file periodic reports with the SEC under the Exchange Act, the Company’s common stock would cease being listed on any stock exchange and there would be no market for the Company’s common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be forced to take any such actions.

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

Property and Equipment. Property and equipment consist of office furniture and equipment and is stated at cost and depreciated over the estimated useful lives of the assets (generally two to five years) using the straight-line method. Expenditures for maintenance and repairs which do not significantly prolong the useful lives of the assets are charged to expense as incurred. All property and equipment is fully depreciated at both December 31, 2022 and 2021.

Impairment of Long-lived Assets. When we record long-lived assets, our policy is to regularly perform reviews to determine if and when the carrying value of our long-lived assets becomes impaired. During the years ended December 31, 2022 and 2021, no impairment losses were recorded.

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

Revenue Recognition. The Company analyzes contracts to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers, (ii) identification of distinct performance obligations in the contract, (iii) determination of contract transaction price, (iv) allocation of contract transaction price to the performance obligations, and (v) determination of revenue recognition based on timing of satisfaction of the performance obligation. The Company recognizes revenues upon the satisfaction of its performance obligation (upon transfer of control of promised goods or services to our customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services. Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed, and revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. We recognize revenue using the relative performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the relative performance method, as of each reporting period.

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

Contract assets are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied. There were no contract assets as of December 31, 2022 and 2021.

Contract liabilities result from arrangements where we have received payment in advance of performance under the contract. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.

We have the following amounts recorded for contract liabilities:

	December 31
	2022	2021	2020
Unearned revenue	$1,947,802	$2,024,563	$2,101,325

The contract liabilities amount disclosed above are primarily related to revenue being recognized on a straight-line basis over periods ranging from 23 to 30 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligations and represents the Company’s best estimate of the period of the obligation.

Revenue recognized from contract liabilities during the years ended December 31, 2022 and 2021, totaled $76,761 and $76,761, respectively. Revenue is expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied.

Variable Interest Entities. On January 28, 2015, the Company entered into a Joint Venture Agreement with HLBT, a shareholder in the Company. The Joint Venture Agreement provides for the operation of the joint venture, jointly owned by the Company and HLBT, which is commercializing RGN-259 for the treatment of dry eye and neurotrophic keratitis in the U.S. and Canada. The Company has determined that the Joint Venture is a “variable interest entity” since the total equity investment at risk is not sufficient to permit the Joint Venture to finance its activities without additional subordinated financial support. Further, because of HLBT’s majority equity stake in the Joint Venture, voting control, control of the board of directors, and substantive management rights, and given that the Company does not have the power to direct the Joint Venture’s activities that most significantly impact its economic performance, the Company determined that it is not the primary beneficiary of the Joint Venture and therefore is not required to consolidate the Joint Venture. The Company reports its equity stake in the Joint Venture using the equity method of accounting because, while it does not control the Joint Venture, the Company can exert significant influence over the Joint Venture’s activities by virtue of its board representation.

Because the Company is not obligated to fund the Joint Venture and has not provided any financial support and has no commitment to provide financial support in the future to the Joint Venture, the carrying value of its investment in the Joint Venture is zero at both December 31, 2022 and 2021. As a result, the Company is not recognizing its share (38.5%) of the Joint Venture’s operating losses and will not recognize any such losses until the Joint Venture produces net income (as opposed to net losses) and at that point the Company will reduce its share of the Joint Venture’s net income by its share of previously suspended net losses. As of December 31, 2022, because it has not provided any financial support, the Company has no financial exposure as a result of its variable interest in the Joint Venture.

Research and Development. R&D expenditures are expensed as incurred and are subject to the risks and uncertainties associated with clinical trials and the FDA review and approval process. As a result, these expenses could exceed our expectations, possibly materially. We are uncertain as to what we will incur in future research and development costs for our clinical studies, as these amounts are subject to management’s continuing assessment of the economics of each individual research and development project and the internal competition for project funding.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. We recorded a full valuation allowance against all estimated net deferred tax assets at December 31, 2022 and 2021.

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

Net Loss Per Common Share. Basic net loss per common share for 2022 and 2021 is based on the weighted average number of shares of common stock outstanding during the years. Diluted loss per share is based on the weighted average number of shares of common stock outstanding during each year in which a loss is incurred; potentially dilutive shares are excluded because the effect is antidilutive. In years where there is net income, diluted income per share is based on the weighted average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the year. The potentially dilutive securities include 51,286,803 shares and 49,889,304 shares in 2022 and 2021, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants.

Share-Based Compensation. We measure share-based compensation expense based on the grant date fair value of the awards which is then recognized over the period which service is required to be provided. We estimate the grant date fair value using the Black-Scholes option-pricing model (“Black-Scholes”). We recognized $511,863 and $397,814 in share-based compensation expense for the years ended December 31, 2022 and 2021, respectively.

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

As of December 31, 2022 and 2021, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in cash and cash equivalents valued at $200,032 and $1,118,906, respectively, using Level 1 inputs.

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

In 2012, we entered into a license agreement (the “Agreement”) with Lee’s Pharmaceutical (HK) Limited (“Lee’s”), headquartered in Hong Kong, for the license of Thymosin Beta 4 in any pharmaceutical form, including our RGN-259, RGN-352 and RGN-137 product candidates, in China, Hong Kong, Macau and Taiwan. Under the Agreement, we are eligible to receive milestone payments and royalties, ranging from low double digit to high single digit percentages of any commercial sales of the licensed products. Lee’s will pay for all developmental costs associated with each product candidate. We will provide Tß4 to Lee’s at no charge for a Phase 2 ophthalmic clinical trial and will provide Tß4 to Lee’s for all other developmental and clinical work at a price equal to our cost. We will also have the right to exclusively license any improvements made by Lee’s to RegeneRx’s products outside of the licensed territory. Lee’s paid us $200,000 upon signing of a term sheet in March 2012, and Lee’s paid us an additional $200,000 upon signing of the definitive license agreement. The Company is accounting for the license agreement as a revenue arrangement. Since participation in the joint development committee is required, it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company evaluated the promised goods and services under the agreement and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize Tß4 in any pharmaceutical form and participation in the joint development committee. To date, management has not been able to reasonably measure the outcome of the performance obligation, but still expects to recover the costs incurred in satisfying the performance obligation. Accordingly, the Company has deferred all revenue until such time that it can reasonably measure the outcome of the performance obligation or until the performance obligation becomes onerous. As of December 31, 2022 and 2021, we have unearned revenue totaling $400,000 pursuant to this Agreement. Revenue will be recognized for future royalty payments as they are earned. In February 2019, the license agreement was amended and assigned by Lee’s to their affiliate, Zhaoke Ophthalmology Pharmaceutical Limited. There are no economic changes to the Agreement.

On March 7, 2014, we entered into license agreements with HLBT. The two Licensing Agreements are for the license of territorial rights to two of our Thymosin Beta 4-based products candidates, RGN-259 and RGN-137.

Under the license agreement for RGN-259, our preservative-free eye drop product candidate, HLBT will have the right to develop and commercialize RGN-259 in Asia (excluding China, Hong Kong, Taiwan, and Macau). The rights will be exclusive in Korea, Japan, Australia, New Zealand, Brunei, Cambodia, East Timor, Indonesia, Laos, Malaysia, Mongolia, Myanmar (Burma), Philippines, Singapore, Thailand, Vietnam, and Kazakhstan, and semi-exclusive in India, Pakistan, Bangladesh, Bhutan, Maldives, Nepal, Sri Lanka, Kyrgyzstan, Tajikistan, Turkmenistan and Uzbekistan, collectively, the Territory (the “259 Territory”). Under the 259 license agreement we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double digit percentage of any commercial sales of the licensed product sold by HLBT in the 259 Territory.

Under the license agreement for RGN-137, our topical dermal gel product candidate, HLBT will have the exclusive right to develop and commercialize RGN-137 in the U.S. (the “137 Territory”). Under the 137 agreement we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double digit percentage of any commercial sales of the Company’s licensed product sold by HLBT in the 137 Territory. In August 2017, we amended the license agreement for RGN-137 held by HLBT. Under the amendment, the 137 Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. Under the agreement, the Company received a series of non-refundable payments and is entitled to receive royalties on the future sales of products. The Company is accounting for the license agreement as a revenue arrangement. Since participation in the joint development committee is required, it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company evaluated the promised goods and services under the agreement and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize RGN-137 and participation in the joint development committee. Revenue is being recognized on a straight-line basis over a period of 23 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation. As of December 31, 2022 and 2021, we have unearned revenue totaling $614,493 and $649,275, respectively, pursuant to this agreement. Revenue will be recognized for future royalty payments as they are earned.

Each license agreement contains diligence provisions that require the initiation of certain clinical trials within certain time periods that, if not met, would result in the loss of rights or exclusivity in certain countries. HLBT will pay for all developmental costs associated with each product candidate. We have the right to exclusively license any improvements made by HLBT to our products outside of the licensed territory on a royalty free basis. The two firms have created a joint development committee and continue to discuss the development of the licensed products and share information relating thereto. Both companies will also share all non-clinical and clinical data and other information related to development of the licensed product candidates.

On January 28, 2015, the Company entered into the Joint Venture Agreement with HLBT, a shareholder in the Company. The Joint Venture Agreement provides for the creation of the Joint Venture, jointly owned by the Company and HLBT, which is commercializing RGN-259 for treatment of dry eye and neurotrophic keratitis in the U.S. and Canada.

HLBT is solely responsible for funding all the product development and commercialization efforts of the Joint Venture. HLBT made an initial contribution of $3 million in cash and received an initial equity stake of 51%. RegeneRx’s ownership interest in ReGenTree was reduced to 38.5% when the Clinical Study Report was filed for the Phase 2/3 dry eye clinical trial. Based on when, and if, certain additional development milestones are achieved in the U.S. with RGN-259, our equity ownership may be incrementally reduced to between 38.5% and 25%, with 25% being the final equity ownership upon approval of a BLA in the U.S. In addition to our equity ownership, RegeneRx retains a royalty on net sales that varies between single and low double digits, depending on whether commercial sales are made by ReGenTree or a licensee. In the event ReGenTree is acquired or there is a change of control that occurs following achievement of a BLA, RegeneRx shall be entitled to a minimum of 40% of all proceeds paid or payable and will forgo any future royalties. The Company is not required or otherwise obligated to provide financial support to the Joint Venture.

The Joint Venture is responsible for executing all development and commercialization activities under the license agreement, which activities will be directed by a joint development committee comprised of representatives of the Company and HLBT. The license agreement has a term that extends to the later of the expiration of the last patent covered by the agreement or 25 years from the first commercial sale under the agreement. The license agreement may be earlier terminated if the Joint Venture fails to meet certain commercialization milestones, if either party breaches the license agreement and fails to cure such breach, as a result of government action that limits the ability of the Joint Venture to commercialize the product, as a result of a challenge to a licensed patent, following termination of the license between the Company and certain agencies of the United States federal government, or upon the bankruptcy of either party.

Under the license agreement, the Company received $1.0 million in up-front payments and is entitled to receive royalties on the Joint Venture’s future sales of products. On April 6, 2016, we received $250,000 from ReGenTree and executed an amendment to the license agreement on April 28, 2016. Under the amendment the territorial rights were expanded to include Canada. The Company is accounting for the license agreement with the Joint Venture as a revenue arrangement. Since participation in the joint development committee is required, it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company evaluated the promised goods and services under the license agreements and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize RGN-259 and participation in the joint development committee. Revenue is being recognized on a straight-line basis over a period of 30 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation. As of December 31, 2022 and 2021, we have unearned revenue totaling $933,309 and $975,288, respectively, pursuant to this agreement. Revenue will be recognized for future royalty payments as they are earned.

5.    COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other current assets are comprised of the following:

	December 31,
	2022	2021

Prepaid insurance	$10,028	$6,071
Other	6,001	13,861
	$16,029	$19,932

Accrued expenses are comprised of the following:

	December 31,
	2022	2021

Accrued professional fees	$3,443	$2,765
Accrued other	31,578	28,951
Accrued compensation	36,274	21,585
Accrued interest - convertible debt	298,428	208,428
	$369,723	$261,729

6.    EMPLOYEE BENEFIT PLANS

In 2022 and 2021, the Company provided health and dental insurance to an employee under a group plan. No retirement plan was in place for 2022 or 2021.

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

The affiliated investors and the principal amount of their respective 2020 Notes purchase are as set forth below:

Investor	Note Principal
Essetifin S.p.A.	$400,000
J.J. Finkelstein	$10,000
Mauro Bove	$10,000
Allan L. Goldstein	$5,000

The Company recorded interest expense and discount accretion as set forth below:

	For the years ended
	December 31, 2022	December 31, 2021
2019 Notes	$207,045	$206,274

2020 Notes	118,602	118,604

Total interest expense	$325,647	$324,878

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

Share-Based Compensation. We recognized $511,863 and $397,814 in share-based compensation expense for the years ended December 31, 2022 and 2021, respectively. We expect to recognize the compensation cost related to non-vested options as of December 31, 2022 of $503,000 over the weighted average remaining recognition period of 1.16 years.

Stock Option and Incentive Plans. On June 13, 2018, at our Annual Meeting of Stockholders, our stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The terms of the 2018 Plan provide for the discretionary grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, other stock awards and performance cash awards to our employees, directors and consultants. The total number of shares of our common stock reserved for issuance under the 2018 Plan was initially 5,000,000 shares of common stock with additional shares being available for grant under the plan annually in an amount equal to 2% of the then outstanding shares of common stock on July 1 of each calendar year. Pursuant to this plan provision, on July 1, 2022, 2,870,995 additional shares of common stock became available for grant under the 2018 Plan. On July 1, 2021, 2,868,936 additional shares of common stock became available for grant under the 2018 Plan.

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

The following summarizes share-based compensation expense for the years ended December 31, 2022 and 2021, which was allocated as follows:

	December 31,
	2022	2021

General and administrative	$511,863	$397,814
	$511,863	$397,814

The following summarizes stock option activity for the years ended December 31, 2022 and 2021:

		Options Outstanding
				Weighted average
	Shares available for		Exercise price	exercise
	grants	Number of shares	range	price

December 31, 2020	4,148,966	11,951,250	$0.16 - 0.64	$0.28
2018 Plan additions	2,868,936	—	—	—
Grants	(2,605,000)	2,605,000	0.28	0.28
Exercises	—	(105,000)	0.21	0.21
Expirations 2010 Plan	—	(2,075,000)	0.16 - 0.21	0.21
December 31, 2021	4,412,902	12,376,250	0.19 - 0.64	0.29
2018 Plan additions	2,870,995	—	—	—
Grants	(3,105,000)	3,105,000	0.19 - 0.27	0.19
Expirations 2010 Plan	—	(1,707,500)	0.19 - 0.40	0.33
December 31, 2022	4,178,897	13,773,750	$0.19 - 0.64	$0.27

Vested and expected to vest at December 31, 2022		13,265,540

Exercisable at December 31, 2022		9,990,000

The following summarizes information about stock options outstanding at December 31, 2022:

			Weighted
			Average
		Weighted Average	Remaining	Aggregate
	Number of Shares	Exercise Price	Contractual Life	Intrinsic Value
Options Outstanding, December 31, 2021	12,376,250	$0.29
Granted	3,105,000	$0.19
Exercised	—	$—
Forfeited	(1,707,500)	$0.33
Options Outstanding, December 31, 2022	13,773,750	$0.27	7.0 years	$—
Vested and unvested but expected to vest, December 31, 2022	13,265,540	$0.27	7.0 years	$—
Exercisable at December 31, 2022	9,990,000	$0.28	6.3 years	$—

Determining the Fair Value of Options. We use the Black-Scholes valuation model to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price and volatility of our common stock. We used the following forward-looking range of assumptions to value each stock option granted to employees, directors and consultants during the years ended December 31, 2022 and 2021:

	2022	2021

Dividend yield	0.0%	0.0%
Risk-free rate of return	1.61-2.96%	0.71%
Expected life in years	5.88	5.88
Volatility	87.95-90.43%	87.68%
Forfeiture rate	2.6%	2.6%

Our dividend yield assumption is based on the fact that we have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. Our risk-free interest rate assumption is based on yields of U.S. Treasury notes in effect at the date of grant. Our expected life represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the Securities and Exchange Commission (“SEC”) guidance provided in the SEC’s Staff Accounting Bulletin (“SAB”) 107  and SAB 110, using a “simplified” method. The Company has used the simplified method and will continue to use the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. Our volatility assumption is based on reviews of the historical volatility of our common stock. Using Black-Scholes and these factors, the weighted average fair value of stock options granted to employees and directors was $0.15 and $0.20 for the years ended December 31, 2022 and 2021, respectively. We do not record tax-related effects on stock-based compensation given our historical and anticipated operating experience and offsetting changes in our deferred income tax valuation allowance which fully reserves against our deferred tax assets.

The following table summarizes our warrant activity for 2022 and 2021:

	Warrants Outstanding
			Weighted
			average
	Number of	Exercise price	exercise
	shares	range	price

December 31, 2020	9,529,288	$0.125 - 0.45	$0.21
Issuances	16,118,750	0.24 - 0.28	0.26
Exercises	(102,947)	0.13	0.13
Forfeitures	(257,353)	0.37	0.37
December 31, 2021	25,287,738	0.18 - 0.45	0.24
December 31, 2022	25,287,738	$0.18 - 0.45	$0.24

9.    INCOME TAXES

The Company’s provision for income taxes consists of the following for the years ended December 31, 2022 and 2021:

	2022	2021
Current income tax provision (benefit):
Federal	$—	$—
State	—	—
Foreign	—	—
Total	—	—

Deferred income tax provision (benefit):
Federal	(237,000)	(202,000)
State	(75,000)	(63,000)
Foreign	—	—
Total	(312,000)	(265,000)

Change in valuation allowance	312,000	265,000
Total provision (benefit) for income taxes	$—	$—

Significant components of the Company’s deferred tax assets at December 31, 2022 and 2021 and related valuation allowances are presented below:

	Year ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$14,502,000	$14,266,000
Research and experimentation credit carryforwards	2,265,000	2,269,000
Charitable contribution carryforwards	3,000	3,000
Accrued expenses, deferred revenue and other	580,000	547,000
Share-based compensation	894,000	847,000
	18,244,000	17,932,000

Less - valuation allowance	(18,244,000)	(17,932,000)
Net deferred tax assets	$—	$—

At December 31, 2022, we had net operating loss carryforwards for Federal income tax purposes of approximately $52.7 million and research and research and experimental tax credit carryforwards of approximately $2.3 million, which are available to offset future federal income. Approximately $47.9 million of the net operating loss carryforwards, generated prior to 2018, expires in increments through 2037, while carryforwards generated in 2018 or later do not expire.

Section 382 of the Internal Revenue Code  (“Section 382”) imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change. During 2009, the Company completed a preliminary study to compute any limits on the net operating losses and credit carryforwards for purposes of Section 382. It was determined that the Company experienced a cumulative change in ownership, as defined by the regulations, in 2002. This change in ownership triggers an annual limitation on the Company’s ability to utilize certain U.S. federal and state net operating loss carryforwards and research tax credit carryforwards, resulting in the potential loss of approximately $9.8 million of net operating loss carryforwards and $0.2 million in research credit carryforwards. The Company has reduced the deferred tax assets associated with these carryforwards in its balance sheets. The Company believes that the future use of net operating losses and tax credits presented above may be further reduced as a result of additional ownership changes subsequent to 2009.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate for the years ended December 31, 2022 and 2021, due to the following:

	2022	2021
US Federal statutory rate	21.00%	21.00%
State income tax, net of Federal benefit	6.52%	6.52%
Share-based compensation	(5.46)%	(5.27)%
Permanent differences and other	(4.01)%	(5.68)%
Change in valuation allowance	(18.05)%	(16.57)%

	0.00%	0.00%

As discussed in Note 2, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. At December 31, 2022 and 2021, we had no gross unrecognized tax benefits. We do not expect any significant changes in unrecognized tax benefits over the next 12 months. In addition, we did not recognize any interest or penalties related to uncertain tax positions at December 31, 2022 and 2021.

The 2008 through 2022 tax years generally remain subject to examination by federal and most state tax authorities. In addition, we would remain open to examination for earlier years if we were to utilize net operating losses or tax credit carryforwards that originated prior to 2012.

10.    LEASES

In July 2022, we amended our office lease agreement, and the term has been extended through July 2024. During the extended term, our rental payments will be approximately $4,500 per month. We had previously amended the office lease to extend through July 2022. Our facility lease is our only existing lease as of December 31, 2022 and is classified as an operating lease. The discount rate used in the calculation of our lease liability is approximately 20%, which is based on our estimate of the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

The following table summarizes the Company’s recognition of its operating lease as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Assets
Operating lease right-of-use asset	$69,506	$27,673
Total lease assets	$69,506	$27,673

Liabilities
Current portion of operating lease liability	$43,385	$27,809
Long-term portion of operating lease liability	30,178	—
Total lease liabilities	$73,563	$27,809

Rent expense, consisting of minimum operating lease payments and variable lease payments for pass through items such as common area maintenance and real estate taxes for the years ended December 31, 2022 and 2021 is recorded as general and administrative expense and consisted of the following:

	2022	2021
Operating lease cost	$50,592	$50,671
Variable lease costs	9,098	1,216
Total lease costs	$59,690	$51,887

A maturity analysis of our operating lease minimum lease payments follows:

2023	$54,301
2024	32,223
Total undiscounted cash flows	86,524
Less: imputed interest	(12,961)
Total lease liability	$73,563

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

12.    COMMITMENTS

Employment Continuity Agreements. We have entered into employment contracts with our executive officers which provide for severance if the executive is dismissed without cause or under certain circumstances after a change of control in our ownership. At December 31, 2022, these obligations, if triggered, could amount to a maximum of approximately $170,000.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference*

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.3	Certificate of Amendment to Restated Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.4	Certificate of Amendment of Restated Certificate of Incorporation	Exhibit 3.4 to Registration Statement on Form S-8 (File No. 333-168252) (filed July 21, 2010)

3.5	Certificate of Designation of Series A Participating Cumulative Preferred Stock	Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

3.6	Amended and Restated Bylaws	Exhibit 3.4 to Quarterly Report on Form 10-Q (File No. 001-15070) for the quarter ended June 30, 2006 (filed August 14, 2006)

3.7	Amendment to Amended and Restated Bylaws	Exhibit 3.6 to Registration Statement on Form S-8 (File No. 333-152250) (filed July 10, 2008)

3.8	Certificate of Amendment of Restated Certificate of Incorporation	Exhibit 3.1 to Current Report on Form 8-K (File No. 001-15070) (filed November 15, 2021)

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.2	Specimen Rights Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.3	Rights Agreement, dated April 29, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.4	Amendment No. 1 to Rights Agreement, dated March 4, 2004, between the Company and American Stock Transfer & Trust Company, as Rights Agent	Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-166146) (filed April 16, 2010)

4.5	Warrant Agreement, dated May 21, 2010, between the Company and American Stock Transfer & Trust Company, as Warrant Agent	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

4.6	Form of Warrant Certificate	Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166146) (filed May 17, 2010)

10.1˄	Amended and Restated 2000 Stock Option and Incentive Plan, as amended	Annex A to the Company’s Proxy Statement on Schedule 14A (File No. 001-15070) (filed May 9, 2008)

10.2˄	2010 Equity Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)

10.3	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 20, 2010)
10.4	Patent License Agreement — Exclusive, dated January 24, 2001, between the Company and the U.S. Public Health Service	Exhibit B to Exhibit 10.1 to Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-15070) (filed January 16, 2013)

10.5	Thymosin Beta 4 License and Supply Agreement, dated January 21, 2004, between the Company and Defiante Farmaceutica S.A.	Exhibit 10.10 to Registration Statement on Form SB-2 (File No. 333-113417) (filed March 9, 2004)**

10.6	Lease, by and between the Company and The Realty Associates Fund V, L.P., dated December 10, 2009	Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15070) (filed March 31, 2010)

10.7	Form of Warrant to Purchase Common Stock dated April 30, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 16, 2009)

10.8	Form of Common Stock Purchase Warrant, dated October 5, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 30, 2009)

10.9	Form of Warrant, dated October 15, 2009	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 5, 2009)

10.10	Representative’s Warrant to Purchase Common Stock, dated May 21, 2010	Exhibit 4.3 to Current Report on Form 8-K (File No. 001-15070) (filed May 21, 2010)

10.11	Registration Rights Agreement, dated January 4, 2011	Exhibit 10.3 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.12	Warrant to Purchase Common Stock, dated January 7, 2011, issued to Lincoln Park Capital	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.13	Form of Warrant to Purchase Common Stock, dated January 7, 2011, issued to the Sigma-Tau Purchasers	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 7, 2011)

10.14˄	Amended and Restated Change in Control Agreement between the Company and J.J. Finkelstein, dated July 2, 2012	Exhibit 10.8 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.15˄	Amended and Restated Change in Control Agreement between the Company and Allan L. Goldstein, dated July 2, 2012	Exhibit 10.12 to Current Report on Form 10-Q (File No. 001-15070) (filed August 14, 2012)

10.16	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.17	Form of Warrant	Exhibit 4.2 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.18	Convertible Note and Warrant Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 24, 2012)

10.19	License Agreement with Lee’s Pharmaceutical (HK) Limited	Exhibit 10.1 to Amendment No. 1 to Form 10-Q (File No. 001-15070) for the quarter ended September 30, 2012 (filed January 16, 2013)**

10.20	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)
10.21	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed April 2, 2013)

10.22	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.23	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.24˄	Letter Agreement between the Company and J.J. Finkelstein, dated July 5, 2013	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.25˄	Letter Agreement between the Company and Allan L. Goldstein, dated July 5, 2013	Exhibit 10.4 to Current Report on Form 8-K (File No. 001-15070) (filed July 11, 2013)

10.26	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.27	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed September 19, 2013)

10.28	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.29	Convertible Note Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.30˄	Letter Agreement between the Company and J.J. Finkelstein, dated January 7, 2014	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed January 9, 2014)

10.31	Letter Agreement between the Company and Allan L. Goldstein, dated January 7, 2014	Exhibit 10.3 to Quarterly Report on Form10-Q (File No. 001-15070) (filed January 9, 2014)

10.32	Securities Purchase Agreement	Exhibit 10.5 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)

10.33	License Agreement RGN-259 dated March 7, 2014 with GtreeBNT (formerly Digital Aria)	Exhibit 10.6 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)**

10.34	License Agreement RGN-137 dated March 7, 2014 with GtreeBNT (formerly Digital Aria)	Exhibit 10.7 to Quarterly Report on Form10-Q (File No. 001-15070) (filed May 15, 2014)**

10.35˄	Executive Employment Agreement between the Company and J.J. Finkelstein dated April 16, 2014	Exhibit 10.1 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.36˄	Executive Employment Agreement between the Company and Allan L. Goldstein dated April 16, 2014	Exhibit 10.2 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.37˄	Executive Employment Agreement between the Company and Dane Saglio dated April 16, 2014	Exhibit 10.3 to Quarterly Report on Form10-Q (File No. 001-15070) (filed August 14, 2014)

10.38	Form of First Amendment to Promissory Note dated October 3, 2014	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed October 9, 2014)

10.39	Joint Venture Agreement between the Company and GtreeBNT Co., Ltd. dated January 28, 2015	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2015)
10.40	License Agreement between the Company and ReGenTree, LLC dated January 28, 2015	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2015)

10.41	2014 Amendment to Lease Agreement	Exhibit 10.41 to Annual Report on Form 10-K (File No. 001-15070) (filed April 11, 2016)

10.42	Securities Purchase Agreement between the Company and Purchasers identified therein dated June 27, 2016.	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-15070) (filed July 1, 2016).

10.43	Registration Rights Agreement between the Company and Purchasers identified therein dated June 27, 2016.	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-15070) (filed July 1, 2016).

10.44	Amendment No. 2 to the RGN-259 License Agreement between the Company and ReGenTree, LLC dated April 28, 2016.	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed August 22, 2016)

10.45	Amendment No. 2. to Joint Venture Agreement between the Company and GtreeBNT Co., Ltd. dated May 11, 2016.	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed August 22, 2016)

10.46	Amendment No 2. Dated as of August 28, 2017, REN-137 License Agreement between the Company and GTreeBNT Co., LTD, dated March 7, 2014	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 14, 2017)**

10.47	Warrant Reprice Agreement between the Company and the Purchasers identified therein dated March 2, 2018	Exhibit 10.47 to Annual Report (File No. 001-15070) (filed March 29, 2018)

10.48	Form of Common Stock Warrant	Exhibit 10.48 to Annual Report (File No. 001-15070) (filed March 29, 2018)

10.49	2018 Equity Incentive Plan dated June 13, 2018	Exhibit 10.49 to Annual Report on Form 10-K (File No. 001-15070) (filed March 29, 2019)

10.50	Form of Convertible Note Purchase Agreement February 2019	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2019)

10.51	Form of Convertible Promissory Note February 2019	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2019)

10.52	Form of Stock Warrant February 2019	Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed May 15, 2019)

10.53	Amendment No. 1 to License Agreement dated February 25, 2019 between the Company and Lee’s Pharmaceutical (HK) Limited	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 14, 2019)

10.54	Amendment No. 1 to RGN-259 License (PAN ASIA) dated September 17, 2019 between Company and GtreeBNT Co., Ltd.	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 14, 2019)

10.55	Form of Convertible Note Purchase Agreement October 2020	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 13, 2020)

10.56	Form of Convertible Promissory Note October 2020	Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 13, 2020)

10.57	Form of Common Stock Warrant October 2020	Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 13, 2020)

10.58	Securities Purchase Agreement between the Company and Various Investors Dated June 28, 2021	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 15, 2021)

10.59	Registration Rights Agreement between the Company and Various Investors Dated June 28, 2021	Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 15, 2021)

10.60	Form of Series A Common Stock Purchase Warrant Dated June 30, 2021	Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 001-15070) (filed November 15, 2021)

10.61	Form of Series B Common Stock Purchase Warrant Dated June 30, 2021	Exhibit 10.4 to Quarterly Report on Form 10-Q (File No. 001-15070) (Filed November 15, 2021)

10.62	Lock-Up Agreement Between Company and Various Investors Dated June 30, 2021	Exhibit 10.5 to Quarterly Report on Form 10-Q (File No. 001-15070) (Filed November 15, 2021)

23.1	Consent of CohnReznick LLP	Filed herewith

24.1	Powers of Attorney	Included on signature page

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith***

99.1	Letter to stockholders dated April 11, 2023	Filed herewith

101

The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2022 and 2021; (ii) Statements of Operations for the years ended December 31, 2022 and 2021; (iii) Statements of Changes in Stockholders’ Deficit; (iv) Statements of Cash Flows for the years ended December 31, 2022 and 2021; and (v) Notes to Financial Statements.

Filed herewith

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Except where noted, the exhibits referred to in this column have heretofore been filed with the Securities and Exchange Commission as exhibits to the documents indicated and are hereby incorporated by reference thereto. The Registration Statements referred to are Registration Statements of the Company.
**	The registrant has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Securities and Exchange Commission.
***	This certification is being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
˄	Compensatory plan, contract or arrangement.