Form 10-Q
period 2023-03-31
REGENERX BIOPHARMACEUTICALS INC
filed 2023-05-15
CIK 707511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

143,549,735 shares of common stock, par value $0.001 per share, were outstanding as of May 11, 2023.

RegeneRx Biopharmaceuticals, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2023

PART I – FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements

RegeneRx Biopharmaceuticals, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)	(See Note 1)

ASSETS
Current assets
Cash and cash equivalents	$101,557	$290,890
Prepaid expenses and other current assets	21,700	16,029
Total current assets	123,257	306,919
Operating lease right-of-use asset	57,801	69,506
Other assets	5,752	5,752
Total assets	$186,810	$382,177

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$38,693	$63,804
Unearned revenue	76,761	76,761
Accrued expenses	469,310	369,723
Convertible promissory notes, net	1,168,845	—
Current portion of operating lease liability	45,999	43,385
Total current liabilities	1,799,608	553,673

Long-term liabilities
Unearned revenue	1,851,851	1,871,041
Operating lease liability	17,671	30,178
Convertible promissory notes, net	262,015	1,372,756
Total liabilities	3,931,145	3,827,648

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.001 par value per share, 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.001 per share, 300,000,000 shares authorized, 143,549,735 and 143,549,735 issued and outstanding, respectively	143,550	143,550
Additional paid-in capital	108,714,483	108,628,147
Accumulated deficit	(112,602,368)	(112,217,168)
Total stockholders’ deficit	(3,744,335)	(3,445,471)
Total liabilities and stockholders’ deficit	$186,810	$382,177

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Operations

	For the three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenues	$19,190	$19,191

Operating expenses
General and administrative	324,102	363,032
Total operating expenses	324,102	363,032
Loss from operations	(304,912)	(343,841)

Other income (expense)
Interest income	8	72
Interest expense	(80,296)	(80,296)
Total other expense	(80,288)	(80,224)
Loss before taxes	(385,200)	(424,065)

Provision for income taxes	—	—

Net loss	$(385,200)	$(424,065)

Basic net loss per common share	$(0.00)	$(0.00)
Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	143,549,735	143,549,735
Weighted average number of common shares outstanding - diluted	143,549,735	143,549,735

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Changes in Stockholders’ Deficit

(unaudited)

					Total
	Common stock		Additional	Accumulated	stockholders’
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2022	143,549,735	$143,550	$108,628,147	$(112,217,168)	$(3,445,471)
Stock-based compensation expense	—	—	86,336	—	86,336
Net loss	—	—	—	(385,200)	(385,200)
Balance, March 31, 2023	143,549,735	$143,550	$108,714,483	$(112,602,368)	$(3,744,335)

Balance, December 31, 2021	143,549,735	$143,550	$108,116,284	$(110,489,713)	$(2,229,879)
Stock-based compensation expense	—	—	87,621	—	87,621
Net loss	—	—	—	(424,065)	(424,065)
Balance, March 31, 2022	143,549,735	$143,550	$108,203,905	$(110,913,778)	$(2,566,323)

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

	For the Three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(385,200)	$(424,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	86,336	87,621
Non-cash interest expense	58,104	58,104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,671)	6,667
Accounts payable	(25,111)	(31,937)
Accrued expenses	99,587	16,555
Net change in ROU asset and liability	1,812	(58)
Unearned revenue	(19,190)	(19,191)
Net cash used in operating activities	(189,333)	(306,304)

Net decrease in cash and cash equivalents	(189,333)	(306,304)

Cash and cash equivalents at beginning of period	290,890	1,231,608
Cash and cash equivalents at end of period	$101,557	$925,304

The accompanying notes are an integral part of these condensed financial statements.

RegeneRx Biopharmaceuticals, Inc.

Notes to Condensed Financial Statements

For the three months ended March 31, 2023 and 2022 (Unaudited)

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

Since inception, and through March 31, 2023, we have an accumulated deficit of approximately $112.6 million and we had cash and cash equivalents of $101,557 as of March 31, 2023. We anticipate incurring additional operating losses in the future as we continue to explore the potential clinical benefits of Tß4 based product candidates over multiple indications. We have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates by sponsoring multiple clinical trials. On June 30, 2021, we closed a private placement of common stock and warrants with several institutional investors, including members of management and the board, and received gross proceeds of $1,980,000. At present, we believe that we will have sufficient cash to fund planned operations only into the second quarter of 2023.

We will need substantial additional funds in order to significantly advance development of our unlicensed programs and will temporarily or permanently curtail our operations at some point in the second quarter of 2023 if we cannot raise additional equity or debt capital. Without new capital, we expect, among other matters, to be unable to (i) pay for directors and officers liability insurance for our management team and directors, who may then elect to resign from the Company for our failure to maintain such insurance or otherwise, (ii) pay fees necessary to maintain our intellectual property worldwide or (iii) continue to file reports with the U.S. Securities and Exchange Commission, which will eventually cause our Common Stock to be delisted from the OTCQB trading marketplace. It is our goal to avoid bankruptcy and explore potential opportunities that include taking the company private, while we await results from the phase 3 NK clinical trials, although this cannot be guaranteed. We would still seek to license out or sell any remaining clinical assets during this period.

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

Basis of Presentation.

The accompanying unaudited interim condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Accordingly, they do not include all the information and footnotes required by GAAP. The accounting policies underlying our unaudited interim condensed financial statements are consistent with those underlying our audited annual financial statements, but do not include all disclosures including notes required by GAAP for complete financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited annual financial statements as of and for the year ended December 31, 2022, and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).

The Company’s significant accounting policies are included in “Part IV - Item 15 – Exhibits, Financial Statement Schedules. - Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Company’s Annual Report. There have been no changes to these policies.

The accompanying December 31, 2022 financial information was derived from our audited financial statements included in the Annual Report.  Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other future period.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board.

Use of Estimates.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the un audited interim condensed financial statements and accompanying notes. Critical accounting policies involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates relate to accounting policies for revenue recognition, discount rate used to calculate the present value of future lease payments and share-based arrangements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

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

2.     NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share for the three-month periods ended March 31, 2023 and 2022 is based on the weighted-average number of shares of common stock outstanding during the periods. Diluted loss per share is based on the weighted-average number of shares of common stock outstanding during each period in which a loss is incurred. Potentially dilutive shares are excluded because the effect is antidilutive. In periods where there is net income, diluted income per share is based on the weighted-average number of shares of common stock outstanding plus dilutive securities with a purchase or conversion price below the per share price of our common stock on the last day of the reporting period. The potentially dilutive securities include 50,373,054 shares and 49,664,303 shares in 2023 and 2022, respectively, reserved for the conversion of convertible debt or exercise of outstanding options and warrants.

3.     STOCK-BASED COMPENSATION

We measure stock-based compensation expense based on the grant date fair value of the awards, which is then recognized over the period which service is required to be provided. We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”) and amortize that cost over the expected term of the grant. We recognized $86,336 and $87,621 in stock-based compensation expense for the three months ended March 31, 2023 and 2022, respectively.

We did not issue stock options to employees, consultants and directors during the three months ended March 31, 2023. We issued 100,000 stock options to a consultant during the three months ended March 31, 2022. We used the following forward-looking range of assumptions to value the stock options issue in 2022:

2022
Dividend yield	0.0%
Risk-free rate of return	1.61%
Expected life in years	5.88
Volatility	90.43%
Forfeiture rate	2.6%

A summary of the Company’s stock options for the three months ended March 31, 2023, is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining		Aggregate
	Shares	Exercise Price	Contractual Life		Intrinsic Value
Options Outstanding, December 31, 2022	13,773,750	$0.27
Granted	—	$—
Exercised	—	$—
Forfeited	(913,750)	$0.64
Options Outstanding, March 31, 2023	12,860,000	$0.24	7.2	years	$—
Vested and unvested but expected to vest, March 31, 2023	12,470,417	$0.24	7.2	years	$—
Exercisable at March 31, 2023	9,011,250	$0.24	6.7	years	$—

The average expected life was determined using historical data. We expect to recognize the compensation cost related to non-vested options as of March 31, 2023, of $416,928 over the weighted average remaining recognition period of 1.05 years.

4.     INCOME TAXES

As of March 31, 2023, there have been no material changes to our uncertain tax positions disclosures as provided in Note 9 of the Annual Report. The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2023; no changes in settled tax years have occurred through March 31, 2023. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

Level 3 — Unobservable inputs.

As of March 31, 2023 and December 31, 2022, our only qualifying assets that required measurement under the foregoing fair value hierarchy were money market funds included in cash and cash equivalents valued at $20,039 and $200,032, respectively, using Level 1 inputs.

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

The affiliated investors, and the principal amount of their respective 2019 Notes purchase, are as set forth below:

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

The affiliated investors, and the principal amount of their respective 2020 Notes purchase, are as set forth below:

Investor	Note Principal
Essetifin S.p.A.	$400,000
J.J. Finkelstein	$10,000
Mauro Bove	$10,000
Allan L. Goldstein	$5,000

The Company recorded interest expense and discount accretion as set forth below:

	For the three months ended
	March 31, 2023	March 31, 2022

2019 Notes	$51,051	$51,051

2020 Notes	29,245	29,245

Total interest expense	$80,296	$80,296

7.     LICENSE AGREEMENTS

Joint Venture Agreement – ReGenTree.

On January 28, 2015, the Company entered into the Joint Venture Agreement with GtreeBNT, (now “HLB Therapeutics” or “HLBT”), a stockholder in the Company. The Joint Venture Agreement provides for the creation of the Joint Venture, jointly owned by the Company and HLBT. ReGenTree intends to commercialize RGN-259 for treatment of dry eye syndrome and neurotrophic keratopathy in the United States and Canada.

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

HLBT.

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

Under the license agreement for RGN-137, our topical dermal gel product candidate, HLBT will have the exclusive right to develop and commercialize RGN-137 in the U.S. (the “137 Territory”). Under the 137 license agreement we are eligible to receive aggregate potential milestone payments of up to $3.5 million. In addition, we are eligible to receive royalties of a low double-digit percentage of any commercial sales of the Company’s licensed product sold by HLBT in the 137 Territory. In August 2017, we amended the 137 license agreement for RGN-137 held by HLBT. Under the amendment, the 137 Territory was expanded to include Europe, Canada, South Korea, Australia and Japan. Under the agreement, the Company received a series of non-refundable payments and is entitled to receive royalties on the future sales of products. The Company is accounting for the license agreement as a revenue arrangement. Since participation in the joint development committee is required it was deemed to be a material promise. Management has concluded that the participation in the joint development committee is not distinct from other promised goods and services. The Company assessed the license agreement in accordance with ASC 606. The Company evaluated the promised goods and services under the agreement and determined that there was one combined performance obligation representing a series of distinct goods and services including the license to research, develop and commercialize RGN-137 and participation in the joint development committee. Revenue is being recognized on a straight-line basis over a period of 23 years, which, in management’s judgment, is the best measure of progress towards satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation.

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

9.     LEASES

In July 2022, we amended our office lease agreement, and the term has been extended through July 2024. During the extended term, our rental payments will be approximately $4,500 per month. We had previously amended the office lease to extend through July 2022. Our facility lease is our only existing lease as of March 31, 2023 and is classified as an operating lease.

The discount rate used in the calculation of our lease liability is approximately 20%, which is based on our estimate of the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

The following table summarizes the Company’s recognition of its operating lease as of March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Assets
Operating lease right-of-use asset	$57,801	$16,206
Total lease assets	$57,801	$16,206

Liabilities
Current portion of operating lease liability	$45,999	$16,284
Long-term portion of operating lease liability	17,671	—
Total lease liabilities	$63,670	$16,284

Rent expense, consisting of minimum operating lease payments and variable lease payments for pass through items such as common area maintenance and real estate taxes for the three months ended March 31, 2023 and 2022 is recorded as general and administrative expense and consisted of the following:

	2023	2022

Operating lease cost	$12,609	$12,668
Variable lease costs	1,097	1,347
Total lease costs	$13,706	$14,015

A maturity analysis of our operating lease minimum lease payments follows:

2023	$40,894
2024	32,223
Total	73,117

Discount factor	(9,447)
Total lease liability	$63,670

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

Current Financial Status and Plans

As we previously reported in our last 10-K filing for the year ended December 31, 2022, we estimated that our then existing capital resources coupled with the proceeds from our October 2020 and June 2021 private offerings would only be sufficient to fund our operations into the second quarter of 2023 after taking actions to reduce our cash use including deferring compensation, but we have been unable to raise additional capital to date. At this juncture, without immediate additional funding, we anticipate that we will have to curtail operations, temporarily or permanently, at some point in the second quarter of 2023. Without new capital, we expect, among other matters, to be unable to (i) pay for directors and officers liability insurance for our management team and directors, who may then elect to resign from the Company for our failure to maintain such insurance or otherwise, (ii) pay fees necessary to maintain our intellectual property worldwide or (iii) continue to file reports with the U.S. Securities and Exchange Commission, which will eventually cause our Common Stock to be delisted from the OTCQB trading marketplace. Any of these outcomes will adversely affect the value of and ability to trade our Common Stock. Further, any expectations otherwise described in this report for future research and development, and ultimate commercialization, of any of our technologies by our licensees and joint venture partners may be adversely affected by our own anticipated shutdown. Our dire need to raise immediate additional capital only makes it more difficult to find funding. If we are yet able to sell our equity securities, we may need to do so at a significant discount to our current stock price, which will dilute your interest in our Company. The difficulty of microcap companies to access the capital markets, the COVID-19 global pandemic, the war in Ukraine and inflationary concerns may further impact our ability to secure additional financing. In the event we are able to raise limited funds, we may use those funds to explore strategic options including but not limited to a sale of our assets, a merger or a reverse stock split transaction. If we conduct a reverse stock split transaction and thus meet the requirements to suspend our obligations to file periodic reports with the SEC under the Exchange Act, our common stock would cease being listed on any stock exchange and there would be no market for our common stock.

In May 2023, we made an offer to holders of our Series B Common Stock Purchase Warrants, representing the right to acquire an aggregate of 8,059,375 shares of our Common Stock, to exchange those warrants for a like number of shares of our Common Stock.  As of May 11, 2023, the holders of warrants covering 3,956,250 shares, including warrants covering 168,750 shares held by our executive officers and directors, have agreed to this exchange.  We cannot assure that any additional warrant holders will agree to the exchange.  Shares issued upon the exchange to holders who are not, and have not been within the prior 90 days, our affiliates are eligible for immediate resale into the public market, if any.

Certain of our executive officers and directors have indicated an intention to loan us up to an aggregate of $200,000 on terms still under negotiation, principally to fund the legal and accounting expenses associated with calling a special meeting of our stockholders to approve a reverse split in our outstanding Common Stock  for the purpose of terminating our SEC reporting obligations and becoming a private company. This would allow us to eliminate the extensive costs of maintaining a public listing while we await the results, if any, of Phase 3 clinical trials. Such funds may allow us to continue some highly limited operations during this period. At this juncture, we expect that any such loan would be pursuant to a convertible note, with warrant coverage, allowing for conversion of the note or exercise of the warrant at the lowest closing price of our Common Stock before public trading is suspended by OTCQB.  There is no assurance that we can raise adequate funds under this or any other arrangement from our executive officers and directors, or from third parties.  If we raise adequate capital, our objective will be to seek a reduction in the number of our record stockholders to below 500 to facilitate our ability to terminate our obligations to file SEC reports.  Even if we ultimately proceed with a stockholder meeting, we cannot assure that our stockholders will approve the required reverse stock split.

Alternatively, we may merely curtail operations and cease our SEC reporting at any time.

All discussion hereafter in this quarterly report on Form 10-Q assumes that our business continues in the ordinary course, which will not be the case.  We cannot predict the effect that any likely curtailment of our operations, the ceasing of our SEC reporting or our inability to maintain our patents and other intellectual property, all for lack of capital, will have on our business, including the ongoing clinical activities of our joint venture partners and licensees.

Current Clinical Status

In January 2015, we entered into a Joint Venture Agreement with HLBT whereby we created ReGenTree LLC (“ReGenTree” or “Joint Venture”) jointly owned by us and HLBT, which will commercialize RGN-259 for treatment of dry eye syndrome and neurotrophic keratitis, an orphan indication in the United States.

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

ReGenTree is seeking to confirm the efficacy observed in SEER-1 despite the very small number of subjects in that trial. ReGenTree has initiated the first of two Phase 3 studies (SEER-2, SEER-3) simultaneously with 70 patients in each study to meet the requirement of two independent Phase 3 clinical trials necessary for FDA marketing approval. ReGenTree recently published the trial parameters in clinicaltrials.gov and the first patient was enrolled in April 2023.

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

ReGenTree advises us that it is seeking to confirm the efficacy observed in SEER-1 despite the very small number of subjects in that trial. We understand that ReGenTree has initiated the first of two Phase 3 studies (SEER-2, SEER-3) simultaneously with 70 patients in each study to meet the requirement of two independent Phase 3 clinical trials necessary for FDA marketing approval. ReGenTree recently published the trial parameters in clinicaltrials.gov and the first patient was enrolled in April 2023.

RGN-352

During 2009, we completed a Phase 1a and Phase 1b clinical trial evaluating the safety, tolerability and pharmacokinetics of the intravenous administration of RGN-352 in 60 healthy subjects (40 in each group, 20 of whom participated in both Phases).  Based on the results of these Phase 1 trials and extensive preclinical efficacy data published in peer-reviewed journals, in the second half of 2010, we began start-up activities for a Phase 2 study to evaluate RGN-352 (Tß4 Injectable Solution) in patients who had suffered an AMI.  We had planned to begin enrolling patients in this clinical trial in the second quarter of 2011.  However, in March 2011, we were notified by the FDA that the trial was placed on clinical hold as a result of our contract manufacturer’s alleged failure to comply with the current Good Manufacturing Practice (“cGMP”) regulations.  The manufacturer has since closed its manufacturing facility and filed for bankruptcy protection.  The FDA prohibited us from using any of the active drug or placebo formulated by this manufacturer in human trials; consequently, we must have study drug (RGN-352 and RGN-352 placebo) manufactured by a new cGMP-compliant manufacturer in the event we seek to move forward with this trial.  While we have identified a qualified manufacturer for RGN-352, we have elected to postpone activities on this trial until the requisite funding or a partner is secured. Currently, the RGN-352 IND has voluntarily been inactivated by the Company. We will consider whether to reactivate it in the future.

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

HLBT.

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

Our Strategy

Historically, we have sought to maximize the value of our product candidates by advancing their clinical development and then identifying suitable partners for further development, regulatory approval, and marketing. We have intended to engage in strategic partnerships with companies with clinical development and commercialization strengths in desired pharmaceutical therapeutic fields. We have actively sought partners with suitable infrastructure, expertise and a long-term initiative in our medical fields of interest. Our ability to locate and engage new strategic partners has been limited by the global COVID pandemic. Historically, we have entered the licensing and joint ventures discussed above. We have retained the cardiovascular and neurovascular assets (RGN-352) in the EU and are able to consolidate them with similar assets in the U.S. and other territories in Asia to create a worldwide portfolio that we believe will be more attractive to multi-national pharmaceutical companies.  However, without any capital for our operations, we expect that all efforts on our part will cease sometime during the second quarter of 2023. In that regard, the RGN-352 IND has voluntarily been inactivated by the Company. We will consider whether to reactivate it in thefuture.

Financial Operations Overview

We have never generated product revenues, and we do not expect to generate product revenues (i) until the FDA approves one of our product candidates, if ever, (ii) we raise additional capital to restart our operations that we plan to curtail sometime during the second quarter of 2023 and (iii) we begin marketing and selling the approved product candidate. If we were to raise adequate capital, we anticipate incurring additional operating losses in the future as we would continue to explore the potential clinical benefits of Tß4-based product candidates over multiple indications. To fund further development and clinical trials, we historically have entered into a series of strategic partnerships under licensing and joint venture agreements where our partners are responsible for advancing development of our product candidates with multiple clinical trials. We cannot predict what our licensing and joint venture partners will do once we curtail our operations and cease SEC reporting.  As a result, our discussion hereafter describes only our historical approach to business operations.

Most of our expenditures to date have been for research and development, or R&D, activities and general and administrative, or G&A, activities. After the adoption of our partnering strategy, we have not incurred R&D costs over the past few years. Historically our R&D costs include all of the wholly-allocable costs associated with our various clinical programs passed through to us by our outsourced vendors. Those costs include manufacturing Tß4 and peptide fragments, formulation of Tß4 into our product candidates, stability studies for both Tß4, and the various formulations, preclinical toxicology, safety and pharmacokinetic studies, clinical trial management, medical oversight, laboratory evaluations, statistical data analysis, regulatory compliance, quality assurance and other related activities. R&D includes cash and non-cash compensation, payroll taxes, travel and other miscellaneous costs of our internal R&D personnel, three persons in total, who are dedicated on a part-time hourly basis to R&D efforts. R&D also includes a proration of our common infrastructure costs for office space and communications. We expense our R&D costs as they are incurred.

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

Critical Accounting Policies

In Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on April 11, 2023, which we refer to as the Annual Report, we included a discussion of the most critical accounting policies used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

Revenues. For the three months ended March 31, 2023 and 2022, we recorded revenue in the amount of approximately $19,000 related to the amortization of unearned license fees.

R&D Expenses. We did not record any R&D expense in either period which reflects the shift in our business resulting from our partnering strategy.

G&A Expenses. For the three months ended March 31, 2023, our G&A expenses decreased by approximately $39,000, or 11%, to $324,000 from $363,000 for the same period in 2022.  The changes in the G&A expenses are reflected in several areas.  Decreases in personnel related (decrease of $1,000), stock option expense (decrease of $1,000), professional services (decrease of $22,000), insurance (decrease of $9,000), facility and related (decrease of $3,000) and information technology (decrease of $3,000). The majority of the decrease is attributable to the decision to drop certain patent renewals that had limited remaining life in an effort to conserve cash.

Net Loss. Our Statements of Operations reflects a net loss of $385,000 for the quarter ended March 31, 2023, versus a net loss of $424,000 for the quarter ended March 31, 2022.

Liquidity and Capital Resources

Overview

We have not commercialized any of our product candidates to date and have incurred significant losses since inception. In this light, we have primarily financed our operations through the issuance of equity or debt, including the sale of a series of convertible promissory notes through private placements with accredited investors, the March and August 2014 private placements of common stock with HLBT, the 2019 sale of $1,300,000 of the 2019 Notes, the October 2020 sale of $500,000 of the 2020 Notes and the June 2021 private placement of $1,980,000 of common stock and warrants with several institutional and accredited investors, including members of management and the board. We also saved additional cash outlays by entering into the ReGenTree joint venture in early 2015.

We had cash and cash equivalents of $101,557 at March 31, 2023. We believe that this is sufficient cash to fund our planned operations only into the second quarter of 2023. Management has concluded that substantial doubt of our ability to remain a going concern exists and, as such, the report of our independent registered public accounting firm regarding our financial statements for 2022 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of operating losses and dependence on future financings in order to meet our planned operating activities. If we cannot immediately raise additional capital, we will need to curtail our operations, temporarily or permanently, at some point in the second quarter of 2023. Without significant new capital, we expect, among other matters, to be unable to (i) pay for directors and officers liability insurance for our management team and directors, who may then elect to resign from the Company for our failure to maintain such insurance or otherwise, (ii) pay fees necessary to maintain our intellectual property worldwide or (iii) continue to file reports with the U.S. Securities and Exchange Commission, which will eventually cause our Common Stock to be delisted from the OTCQB trading marketplace. Any of these outcomes will adversely affect the value of and ability to trade our Common Stock. Further, any expectations otherwise described in this report for future research and development, and ultimate commercialization, of any of our technologies by our licensees and joint venture partners may be adversely affected by our own anticipated shutdown. Our dire need to raise immediate additional capital only makes it more difficult to find funding. If we are yet able to sell our equity securities, we may need to do so at a significant discount to our current stock price, which will dilute your interest in our Company. The difficulty of microcap companies to access the capital markets, the COVID-19 global pandemic, the war in Ukraine and inflationary concerns may further impact our ability to secure additional financing. In the event we are able to raise limited funds, we may use those funds to explore strategic options including but not limited to a sale of our assets, a merger or a reverse stock split transaction. If we conduct a reverse stock split transaction and thus meet the requirements to suspend our obligations to file periodic reports with the SEC under the Exchange Act, our common stock would cease being listed on any stock exchange and there would be no market for our common stock.

We may receive funds from grants or the raising of additional capital through the sale of common stock, warrants or a convertible instrument if the market climate warrants. Additionally, if funds allow, we intend to continue to pursue additional partnering activities, particularly for RGN-352, our injectable systemic product candidate for cardiac and central nervous system indications.

Cash Flows for the Three Months Ended March 31, 2023 and 2022

Net cash used in operating activities was approximately $189,000 for the three months ended March 31, 2023, compared to approximately $306,000 used in operating activities for the three months ended March 31, 2022.

Future Funding Requirements

The discussion below assumes our ability to continue as a going concern, which would require us to raise adequate capital so as to avoid curtailment of our operations, temporarily or permanently, sometime during the second quarter of 2023, as we current project.  At this juncture, we do not foresee raising adequate capital to continue operations as they currently exist.

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

Sources of Liquidity

We have not commercialized any of our product candidates to date and have primarily financed our operations through the issuance of common stock and common stock warrants in private and public financings. In June 2021, we closed a private placement of common stock and warrants with several institutional and accredited investors, including members of management and the board, and received gross proceeds of $1,980,000. Pursuant to the terms of this purchase agreement, the Company sold an aggregate of 9,900,000 shares of its common stock to investors at a price of $0.20 per share. Investors also received Series A Warrants to purchase 7,425,000 shares of common stock at an exercise price of $0.24 per share with a two-year term and Series B Warrants to purchase 7,425,000 Warrant Shares at an exercise price of $0.28 per share with a five-year term.  As noted above, we have offered the holders of the Series B Warrants the option to exchange such warrants for our Common Stock.

With the receipt of the proceeds from the closing of the 2021 Private Placement, we expect to have sufficient cash to fund our planned operations only into the second quarter of 2023. We continuously monitor our cash use as well as the clinical timelines. We continue to evaluate options including the licensing of additional rights to commercialize our clinical products as well as raising capital through the capital markets. We expect to curtail our operations, temporarily or permanently, sometime during the second quarter of 2023 if we are unable to raise sufficient additional capital to continue limited operations while we await the results of Phase 3 NK clinical trials, which may lead our management team and board to resign and which may lead to delisting of our common stock on the OTC Bulletin Board due to our inability to pay for OTC Bulletin Board fees and preparation of future SEC filings.  If we raise enough capital to pay the legal and accounting expenses associated with calling a special meeting of stockholders, and if our stockholders approve a reverse stock split at such a meeting in order to become a private company to avoid the extensive fees and obligations associated with being a public-traded company, we would seek to terminate our SEC reporting obligations, which would cause our stock to become delisted and would terminate the public trading of our stock.

We have various strategic agreements and license agreements with HLBT, ReGenTree and Lee’s. These license agreements provide for the opportunity for us to receive milestone payments upon specified commercial events and royalty payments in connection with any commercial sales of the licensed products in the respective territories. However, there are no assurances that we will be able to attain any such milestones or generate any such royalty payments under the agreements. We also cannot predict what our partners will do if we curtail our business operations and cease SEC reporting.

Other Financing Sources

We have been unsuccessful to date in seeking adequate new capital to continue our business operations beyond sometime during the second quarter of 2023. The following discussion assumes that we continue to seek alternative sources of capital. We may cease our work on this if we ultimately curtail our business operations. The following discussion assumes we continue our active search for capital, which search we may terminate at any time.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk.

Our cash equivalents, which are generally comprised of Federally insured bank deposits, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2023, these cash equivalents were $20,039.  Due to the short-term nature of these investments, if market interest rates differed by 10% from their levels as of March 31, 2023, the change in fair value of our financial instruments would not have been material.

Item 4.            Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer, in his capacity as our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Based upon this evaluation, management has concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the SEC, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Liquidity and Need for Financing

We estimate that our existing capital will only be sufficient to fund our operations into the second quarter of 2023, at which time we expect to temporarily or permanently shut down our operations if we do not raise any additional capital.

As we previously reported in our last 10-K filing for the year ended December 31, 2022, we estimated that our then existing capital resources coupled with the proceeds from our October 2020 and June 2021 private offerings would only be sufficient to fund our operations into the second quarter of 2023. This continues to be so, as we have been unable to raise additional capital to date. At this juncture, without immediate additional funding, we anticipate that we will have to curtail operations, temporarily or permanently, at some point in the second quarter of 2023. Without new capital, we expect, among other matters, to be unable to (i) pay for directors and officers liability insurance for our management team and directors, who may then elect to resign from the Company for our failure to maintain such insurance or otherwise, (ii) pay fees necessary to maintain our intellectual property worldwide or (iii) continue to file reports with the U.S. Securities and Exchange Commission, which will eventually cause our Common Stock to be delisted from the OTCQB trading marketplace. Any of these outcomes will adversely affect the value of and ability to trade our Common Stock. Further, any expectations otherwise described in this report for future research and development, and ultimate commercialization, of any of our technologies by our licensees and joint venture partners may be adversely by our own anticipated shutdown. Our dire need to raise immediate additional capital only makes it more difficult to find funding. If we are yet able to sell our equity securities, we may need to do so at a significant discount to our current stock price, which will dilute your interest in our Company. The difficulty of microcap companies to access the capital markets, the COVID-19 global pandemic, the war in Ukraine and inflationary concerns may further impact our ability to secure additional financing. In the event the Company is able to raise limited funds, it may use those funds to explore strategic options including but not limited to a sale of its assets, a merger or a reverse stock split transaction. If the Company conducts a reverse stock split transaction and thus meets the requirements to suspend its obligations to file periodic reports with the SEC under the Exchange Act, the Company’s common stock would cease being listed on any stock exchange and there would be no market for the Company’s common stock.  Even without properly terminating our SEC reporting obligations after a reverse stock split, we still anticipate ceasing of our SEC filings hereafter due to lack of capital to pay our professionals.

Investors should consider all risk factors hereafter described in light of our lack of capital, possible business shutdown and ceasing of SEC reporting sometime during the second quarter of 2023.

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

We have not commercialized any product candidates to date and incurred net operating losses every year since our inception in 1982. We believe these losses will continue for the foreseeable future, and may increase, as we pursue our product development efforts related to Tß4. As of March 31, 2023, our accumulated deficit totaled approximately $112.6 million.

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

At least until the OTCQB terminates our stock listing for failure to pay listing fees and file required SEC reports, our common stock is traded over-the-counter on the OTC Bulletin Board. Over-the-counter markets are generally considered to be less efficient than, and not as broad as, a stock exchange. There may be a limited market for our stock now that it is quoted on the OTC Bulletin Board, trading in our stock may become more difficult and our share price could decrease. Specifically, you may not be able to resell your shares of common stock at or above the price you paid for such shares or at all. If our stock is delisted from the OTC Bulletin Board, all trading in our stock may cease, which would adversely affect the value thereof.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2022 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. As described above, if we do not immediately obtain significant additional capital, we expect to curtail our operations, temporarily or permanently, at some point in the second quarter of 2023. If we curtail our operations, we expect to cease filing SEC reports which will cause our stock to be delisted from the OTC Bulletin Board, and we may be placed into bankruptcy or undergo liquidation, the result of any of which will adversely affect the value of our common shares.

Risks Related to Our Business and Operations

The following risks are generally associated with our ongoing business. Any curtailment of our business operations due to lack of capital will only amplify these risks for our company.

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

HLBT is a public company traded on the Korean stock market. Certain disclosure requirements may differ from RegeneRx’s. Moreover, due to different language conventions, translations may be less than 100% accurate. Further, RegeneRx may not always get material information related to clinical trials or manufacturing development or strategic product development strategy in a timely or clear manner.

HLB Therapeutics has limited financial resources.

HLBT has informed us that they have limited financial resources. They have to continuously raise capital to fund research, development, clinical trials, and operations. Therefore, their ability to finance each of these areas is subject to its ability to secured adequate capital. While HLBT has been able to finance each of these areas, to date, there is no assurance that they will be able to do so in the future. If HLBT is unable to secure necessary financing to fund clinical trials or operations, it could have a material adverse impact on RGN-137 and RGN-259 and RegeneRx’s ability to continue funding operations while these products are under development.

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

Any changes related to these and other factors could adversely affect our business if and to the extent we enter markets outside the United States.  Additionally, we have entered into license agreements with Lee’s Pharmaceutical Limited and HLBT Co., Ltd. for the development of certain of our product candidates in international markets.  As a result, these development activities will be subject to compliance in all respects with local laws and regulations and may be subject to many of the risks described above.

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

Risks Related to Our Intellectual Property

Without capital and upon any curtailment of our business operations, we will likely be unable to maintain certain patent and other intellectual properties.

The risks described hereafter are predicated on our ability to continue as a going concern.  At this juncture, we anticipate curtailing our business operations sometime during the second quarter of 2023.  With that, we expect that we may be unable to pay for maintenance of our patent portfolio and other intellectual property, which might lead our partners to cease their efforts to commercialize our product candidates.  The discussion hereafter is in light of our lack of capital.

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

The discussion hereafter assumes that we continue as a going concern and that our stock continues to be traded on the OTC Bulletin Board. However, at this juncture, we anticipate curtailing our operations sometime during the second quarter of 2023, which would include ceasing the payment of fees to maintain our stock listing and for our professionals to assist in our SEC filings. If our stock is delisted, we anticipate there would be no trading market for our stock, which would adversely affect its value. The discussion hereafter should be read in light of our lack of capital.

For the period from January 1, 2022 through May 11, 2023, the closing price of our common stock has ranged from $0.03 to $0.29, with an average daily trading volume of approximately 50,000 shares.  Considering our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, and the potentially low volume of trades in our common stock since it is not listed on a national securities exchange, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our common stock is listed on the OTC Bulletin Board under the symbol "RGRX". In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, payment of certain annual fees to the OTCBB and continuing to maintain our SEC filings. In light of our anticipated temporary or permanent curtailment of operations at some point in the second quarter of 2023 if we do not immediately raise additional capital, we expect that the OTC Bulletin will, at some juncture, delist our common stock. Delisting from the OTC Bulletin Board could adversely affect our ability to raise additional financing through the public or private sale of equity securities and could also have other negative results, including the potential loss of confidence by employees, the loss of investor interest and fewer business development opportunities. If our common stock is delisted by the OTC Bulletin Board, the price of our common stock likely may decline and our common stock may be ineligible to trade on the OTC Bulletin Board or any other over-the-counter quotation system, or on the pink sheets, which would negatively affect the liquidity of our common stock and an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock.

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

As of March 31, 2023, there were outstanding options to purchase an aggregate of 12,860,000 shares of our common stock under our 2010 and 2018 incentive equity plans at exercise prices ranging from $0.19 per share to $0.30 per share and outstanding warrants to purchase 25,287,738 shares of our common stock at a weighted average exercise price of $0.24 per share. The 2020 Notes will initially be convertible at $0.36 into 1,391,982 shares and the 2020 Warrants will be exercisable to purchase 1,043,988 shares with an exercise price $0.45 per share. The 2019 Notes that will initially be convertible at $0.12 into 10,833,333 shares and the 2019 Warrants will be exercisable to purchase 8,125,000 shares with an exercise price of $0.18 per share. The exercise of options and warrants or note conversions at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.  In addition, our current offer to holders of our Series B Warrants to exchange them for our common stock further dilutes your interest in us.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

In May 2023, we made an offer to holders of our Series B Common Stock Purchase Warrants, representing the right to acquire an aggregate of 8,059,375 shares of our Common Stock, to exchange those warrants for a like number of shares of our Common Stock.  As of May 11, 2023, the holders of warrants covering 3,956,250 shares, including warrants covering 168,750 shares held by our executive officers and directors, have agreed to this exchange.  We have relied on Securities Act Section 3(a)(9) for this exchange.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2023 and December 31, 2022; (ii) Condensed Statements of Operations for the three months ended March 31, 2023 and 2022; (iii) Condensed Statement of Changes in Stockholders’ Deficit for the three months ended March 31, 2023 and 2022; (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (v) Notes to Condensed Financial Statements.

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

RegeneRx Biopharmaceuticals, Inc.
(Registrant)

Date:	May 15, 2023	/s/ J.J. Finkelstein
J.J. Finkelstein
President and Chief Executive Officer
(On Behalf of the Registrant)